Form 10-K
CERNER CORP /MO/
filed 1995-03-30
CIK 804753

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1994

                               OR

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
          REQUIRED]

          For  the  transition  period  from  _____________
                                          to  ___________


                 Commission File Number 0-15386

                       CERNER CORPORATION
     (Exact name of Registrant as specified in its charter)

               Delaware                          43-1196944
     (State  or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)      Identification Number)

                2800 Rockcreek Parkway, Suite 601
                   Kansas City, Missouri 64117
                         (816) 221-1024
  (Address of principal executive offices, including zip code;
       Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:
                              NONE

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.01 per share
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X      No _____

     Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [ X ]

     At March 1, 1995, there were 14,079,564 shares of Common Stock outstanding, of which 4,079,662 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1995, was $479,995,296.

     Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General

     Cerner Corporation was incorporated in Missouri in 1980. Through a merger into a wholly-owned Delaware subsidiary effected in June 1987, Cerner Corporation
("Cerner" or the "Company") became a Delaware corporation.
The Company's principal offices are located at 2800
Rockcreek Parkway, Kansas City, Missouri 64117, and its telephone number is (816) 221-1024.

     Cerner designs, develops, markets, installs, and supports health information systems for use in healthcare organizations, including hospitals, clinics, physicians offices, reference laboratories, HMOs as well as large integrated delivery systems and integrated health organizations. Cerner's goal is to automate the process of managing health using information systems. Cerner systems are designed around its Health Network Architecture, or HNA. HNA is not a product. It is the strategy of combining Cerner applications under a common architecture so that healthcare organizations can achieve the benefits of intrarelationship among application systems and the data managed by those systems.

Clinical Information Systems in Healthcare

     The patient-physician relationship is still the cornerstone of the healthcare delivery system. It is at this level that procedures are ordered, diagnoses are made, and treatments are prescribed. Information systems play an integral role in this process as the physician relies upon the various clinical departments to perform diagnostic testing on a patient, monitor a patient's response to treatment, and administer therapeutic products and procedures to a patient. The most effective information systems are those which are designed from the ground up to work together as a single, comprehensive system addressing all aspects of the clinical process, ie. are intrarelated, as opposed to those systems that use disparate computer applications that communicate through interfaces.

     The demand for health information systems has increased due to cost containment, forced shortened lengths of stay, increased focus on reducing the variance in care processes, a shift from acute to preventive care, and case management philosophies in the healthcare industry. In the past, payment methods discouraged the efficient utilization of resources by providing reimbursement based on charges for the procedures performed. Patient care and financial management information systems were designed to help healthcare providers maximize reimbursement under these payment methods. However, changes in the way healthcare providers are reimbursed have put pressure on healthcare managers to control and reduce costs while maintaining the quality of patient care. Today's payment methods, including prospective fixed-price payments (DRGs), managed care discounts, selective-price contracts, and capitated payment arrangements, creates incentives to reduce the cost of care and requires providers to have a better understanding of the actual costs associated with providing healthcare products and services. The Company believes that approximately 25-35 percent of a typical healthcare provider's costs are generated in the clinical departments. Computer automation of these departments is critical in measuring and controlling costs. In addition, computer automation can improve the accuracy of clinical information and expedite its distribution, thereby maintaining or improving patient care.

Recent Developments

     A fundamental shift is occurring in the delivery of healthcare in the United States as a result of financial pressures on healthcare providers. During the last century, healthcare evolved into a series of independent organizations representing the various aspects of managing disease (for example, tertiary care centers, community hospitals, and independent doctors, along with pharmacies and other ancillary support services). As a result of financial pressures commencing in the early 1990's, these thousands of service providers have begun combining into larger organizations and are beginning to create a cohesive system from the fragmented pieces that currently exist.
This is happening through the merger of community hospitals and the acquisition by large community hospitals of other healthcare providers within a large geographic area. By the end of this century, it is clear that the number of healthcare institutions will decrease dramatically as they combine into much larger integrated provider networks, each commonly referred to as an Integrated Delivery System (IDS). Cerner believes these entities will transcend their roles as IDSs to become integrated health organizations (IHOs), which will assume the financial risk for the health status of a defined population as well as responsibility for the healthcare of the defined population.

     Clearly, this environment creates a challenge for the healthcare providers to "manage" the care process to achieve the best clinical and economic outcomes. None of these changes can be made without a major capital investment in information technology that automates the process of healthcare across a network of providers and facilities in a community. Cerner believes these changes create an opportunity to deliver systems that provide intrarelated information to medical professionals responsible for patient care over a broad range of facilities. As a result of these consolidations in healthcare Cerner added 21 HNA clients during 1993 and 1994. An HNA client is a client that has two or more Cerner systems and Cerner's ProNet Orders Management Information System. It is through the use of ProNet that a Cerner client achieves the greatest intrarelationship among Cerner systems. A majority of HNA clients have committed to automating a number of clinical processes by implementing a broad suite of Cerner's HNA systems.

     In 1994, through several "alliance agreements" creating joint marketing arrangements, the Company extended
HNA further to deliver the breadth of applications required to meet the emerging needs of the IHO. These alliance agreements were entered into with ADVANTA (managed care systems), SDK Healthcare Information Systems (patient financial management systems) and MEDIC Computer Systems
(medical practice management systems).

     Also during 1994, the CareNet Nursing Information System and the Open Engine Application Gateway System became commercially available and Cerner commenced a development program to enable its products to operate on a client/server computer and network environment.

Products

     The cornerstone of Cerner's information systems is HNA, the single architecture around which each of Cerner's systems is developed. The value of HNA is the creation of systems that intrarelate as opposed to being integrated. Today, virtually all healthcare organizations are using some form of information technology to manage their clinical, financial, and administrative operations. Typically, a multitude of systems on differing technology platforms from various suppliers are used within a single organization. These systems rely on a series of interfaces to transmit information to one another. The greatest drawback to this approach is that care providers do not have automatic access to comprehensive patient information. In addition, the data collected by the disparate systems is usually maintained in a variety of formats, diluting its usefulness.

     Cerner's systems are intrarelated, which means they are designed around a single architecture so that they intuitively and spontaneously share patient information.
That patient information is available concurrently to all care providers in formats tailored to their individual, professional preferences. In healthcare today, the average patient receives care from a team composed of up to 150 caregivers. Linked only by interfaces, as opposed to intrarelated systems, it is unlikely that even a small percentage of the 150 caregivers will have timely access to the most current patient information. With intrarelated systems, however, all caregivers are kept apprised of each patient's condition, allowing the activities of the care team to be carefully and efficiently orchestrated so that the highest quality of care is delivered.

     Cerner's products can be divided into eight categories: care management, clinical management, repositories, health management, member management, administrative management, knowledge, and provider network systems.

     The Company currently markets the following major information systems: pathology and clinical laboratories (PathNet); radiology (RadNet); pharmacy (PharmNet and MSmeds); admissions/discharges, orders, scheduling and tracking (ProNet); nursing (CareNet); various areas of internal medicine (MedNet); Open Engine (interface engine); common clinical data storage (Open Clinical Foundation); and managerial data storage (Open Management Foundation); as well as related systems for clinical decision support, such as PowerChart, which automates the physician's practice of medicine, and Discern Expert, a rule-based expert system. These systems can be acquired individually or as a fully intrarelated health information system. The individual systems perform together even if installed at different times. Cerner also markets over 200 product options that compliment Cerner's major information systems.

     The Company's major products are as follows:

     The PathNet Laboratory Information System addresses the information management needs of five clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, and anatomic pathology. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports, and the maintenance of accessible clinical records. PathNet can be interfaced with automated instruments and databases, allowing for efficient and accurate transfer of information. PathNet communicates this information to patient care areas and other information systems. Management attributes PathNet's acceptance to its functional capability, ease of use, and event-level cost accounting, which allows healthcare managers to better control costs and assess profitability. As of December 31, 1994, PathNet has been licensed to 363 Cerner clients in the United States and Canada, to 17 Cerner clients in the United Kingdom, to one Cerner client in Singapore, to three Cerner clients in Saudi Arabia, to eight Cerner clients in Australia, to two Cerner clients in Germany, and to one Cerner client in Scotland. Installations were in hospitals ranging in size from approximately 70 to 2,300 beds.

     The MedNet Internal Medicine Information System is
a family of software products that addresses the clinical
information needs of various internal medicine areas within
the health organization.  Introduced as a pulmonary
information system in 1987, MedNet's functionality now
serves the disciplines of cardiology, neuro-diagnostics,
rehabilitation services, and nutritional services, as well
as many ancillary areas.  Like PathNet, MedNet automates
procedure requests, patient and therapist scheduling, and
the processing, validation, and presentation of results.
The system provides reports on clinical activity, workload,
and billing charges by drawing from the departmental
databases.   As of December 31, 1994, MedNet has been
licensed to 20 Cerner clients in the United States and Canada and to one Cerner client in Scotland.

     The RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiation and radiation oncology departments. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer system. RadNet is designed to adapt easily to current operations. Meanwhile, such tasks as scheduling patients, modifying orders, tracking patients, locating films, transcribing reports, upgrading the quality and content of reports, and reporting on productivity are accomplished with ease and accuracy. RadNet has been licensed to 60 Cerner clients in the United States and Canada, three Cerner clients in the United Kingdom, three Cerner clients in Saudi Arabia, and two Cerner clients in Australia as of December 31, 1994.

     The PharmNet Pharmacy Information System provides intrarelation in an HNA environment for rapid pharmacy order entry and unique support of clinical pharmacy in either an inpatient or outpatient setting. PharmNet streamlines order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions also are fully automated. Medication, intravenous fill lists, and medication administration records are produced automatically or on demand. Charges are automatically captured at the time the fill list is generated. Patient profiles and pharmaceutical inventories are maintained without the intervention of the pharmacist, saving significant time and resources. Features are designed to address the special needs of the clinical pharmacy, including on-line order entry screening for drug-drug interactions, drug-food and drug-lab interferences, drug-disease states, intravenous incompatibilities, dose range, and therapeutic treatment duplication. Clinical notes can be recorded on-line and sent to other clinicians for comment or follow-up. PharmNet has been licensed to 70 Cerner clients in the United States and Canada, three Cerner clients in Saudi Arabia, and one Cerner client in Scotland as of December 31, 1994.

     The ProNet Orders Management Information System addresses the needs of care providers and medical staff in the areas of order entry, order review and/or validation, interdepartmental/interfacility communication, and order result inquiry and reporting. Management and use of the system is driven by a comprehensive security matrix. Orders can be placed for any ancillary department by healthcare personnel, depending on their security level and appropriate interfaces with non-Cerner departmental systems. Order and result inquiries are secured in the same manner. ProNet also gives care providers and medical staff access to patient demographic, admission, transfer, and discharge information. These data are retained on-line for a specified period of time, making them easy to update.
Access to patient management functions is determined by user-defined security levels, based on personnel credentials. ProNet also provides functionality to help clinicians and medical staff track patients through the health organization, and to establish and maintain patient appointment schedules for locations within an institution. ProNet has been licensed to 30 Cerner clients in the United States and Canada, one Cerner client in Scotland and one Cerner client in Saudi Arabia as of December 31, 1994.

     The MSmeds Pharmacy Information System focuses on automating the pharmacy department. MSmeds was developed by a company acquired by Cerner in 1993 and is not an HNA product. Designed to meet the specialized and individual needs of the pharmacy department, MSmeds incorporates windows, on-line help, menu and table-driven entry, a built in system customization tool, and an application generator. The order entry application gives the pharmacist fast order entry capabilities with a high level of quality control. Safeguards that ensure the integrity of patient therapy include: dose level checking by 36 parameters, drug warnings, drug/drug interaction checking, and pharmacokinetics. Reports to assure the appropriateness of drug therapy include: drug interaction, a list of patients on specific drugs, drug utilization by therapeutic category, and dose checking reports. On-line storage on removable disks provides full patient detail for a period of up to ten years. MSmeds offers the availability of full detail patient information for drug utilization evaluation, as well as labor and cost efficiencies. ADT, billing, results display, and order entry interfaces are contained within the system. MSmeds is currently licensed to approximately 305 clients in the Unites States, France, Puerto Rico, Saudi Arabia, England, and Canada.

     The CareNet Nursing Information System automates documentation related to nursing care delivery. All information that nursing staff members enter into CareNet is automatically transcribed to all appropriate locations in the patient's computer-based health record. This includes information obtained from the delivery of nursing care (vital signs, assessments, medication administration, and data automatically captured from bedside equipment and monitoring devices). A direct benefit of using CareNet is more time for patient care and greater job satisfaction for an institution's nursing staff. CareNet also facilitates nursing staff activities for patient care. It can be used to plan and organize patient care activities from admission to discharge. CareNet has been licensed to 19 Cerner clients in the United States and Canada, and one Cerner client in Scotland as of December 31, 1994.

     Open Clinical Foundation Data Repository (OCF) is a structured repository of clinical information. OCF forms the foundation of Cerner's computer-based patient record functionality. This information can originate from numerous sources and is maintained in an easily accessible, standardized format. OCF is dramatically more effective when used as part of the comprehensive HNA solution. For most enterprises, in which the various laboratories and ancillaries cooperatively share data over the entire enterprise, OCF provides an invaluable means of storing and retrieving data. With OCF, the amount of on-line clinical data that are retained in departmental systems can be dramatically reduced. Furthermore, enterprises can scale OCF for a particular clinical area's use and integrate it into an architecture containing products from different suppliers. The interfaces to OCF are available for use by suppliers who comply with the interface requirements. OCF was commercially introduced in 1993 and has been licensed to 20 Cerner clients in the United States and Canada, one Cerner client in Scotland, and one Cerner client in Australia as of December 31, 1994.

     PowerChart enables care providers to
electronically view, sort, annotate, and amend a patient record so that it is organized in a manner that allows them to navigate through the chart using patient-provider and encounter relations. PowerChart gives healthcare providers structured access to the clinical information contained electronically in OCF. The format of the on-line patient chart consists of pages displayed from a patient's computer-based patient record and information electronically transmitted from connected systems. Clinicians are able to browse through pages much the same as with printed documents. Clinicians can access documents via tables of contents or search for terms in the document text. The scope of documents available is limited only by the system interfaces to OCF. PowerChart was commercially introduced in 1993 and has been licensed to 24 Cerner clients in the United States and Canada as of December 31, 1994.

     Cerner's Open Engine Application Gateway System facilitates the exchange of data and assists in the management of point-to-point interfaces between foreign systems and serves as a toolkit to help clients write interface code. Open Engine has been licensed to four
Cerner clients in the United States as of December 31, 1994.

     All current Cerner HNA systems are designed to operate on computers manufactured by Digital Equipment Corporation ("Digital"). In addition, Open Engine, PathNet, RadNet and MSmeds are available on IBM's RISC System/6000 AIX (UNIX) platform. Over time all HNA applications will be available on both the Digital and IBM platforms.

Software Development

     The Company expects to continue development efforts both for its current health information systems, as well as for future product offerings. As new clinical and managerial information needs emerge, Cerner intends to enhance its current HNA-based product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand the current product lines by developing additional information systems applicable to the clinical departments in healthcare and facilitating multifacility use of Cerner's HNA products.

     All Cerner systems are developed under HNA using a proprietary development methodology. This methodology defines and controls each task throughout the product development cycle and ensures that current and future products can be fully intrarelated. The Company believes this approach greatly reduces the costs of maintaining and supporting the products long-term. By implementing a structured approach to development and continuing to invest in existing as well as new products, the Company plans to develop product lines that exceed the typical software life cycle, minimizing the need for Cerner's clients to invest in additional software technology.

     Significant resources are dedicated to developing new health information system products. As of December 31, 1994, 493 associates were engaged full-time in product development activities. The total expenditures during the three-year period ended December 31, 1994, for the development and enhancement of the Company's products were approximately $60,851,000, which includes the amounts capitalized and excludes the amounts amortized for financial reporting purposes, of which approximately $26,897,000 was expended in 1994. Cerner expects to continue making substantial investments in product development.

     Major new products scheduled to be commercially available in 1995 include the following:

     Open Management Foundation Data Repository (OMF) is a structured repository for process-and activity-related information useful for management of the healthcare institution. Information can originate from numerous sources and can be maintained in an easily accessible, standardized format. OMF can be scaled for a particular department's use and can be integrated into an architecture containing products from different suppliers.

     PowerVision is a comprehensive, PC-based health management information system used to view information in OMF in much the same manner as PowerChart is used with OCF. This management access tool presents summary information through an attractive, sophisticated graphical user interface, making key information available to all levels of management. PowerVision is equipped with features that allow the user to pursue "what if" and other investigatory ("drill down") information paths. This enables an executive to determine the "health" of the institution in many critical areas, as well as provides managers with a quick, up-to-the-minute view of leading business indicators regarding the performance of a department or care area.

     The ProNet II Provider Network System applications will extend Cerner's process automation and information to community-based users. The ProNet II Communication Management application will control connections and enforce access privileges to functional services throughout the IDS and the IHO. It performs translation and routing functions for data feeds from external systems and provides electronic mail and multifacility-wide calendar capabilities.

     Cerner's on-line Discern Reference Library will provide healthcare professionals with on-line assistance from third-party reference databases at the point of decision making.

     Scheduled for commercial release in the first half of 1996 is Cerner's SurgiNet Surgery Information System, which will address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management, and operating room management and MRNet Medical Records Department Information System, which will help meet the operations management needs of the medical records department. MRNet will include functionality for the various chart tracking and completion tasks commonly associated with maintaining medical records.

Product Strategy

     Cerner's product strategy is to expand its information system offerings to the broad range of clinical departments, provider networks, IDSs, and IHOs, and to provide a database of intrarelated patient information useful to both the practitioner and the healthcare manager.
In addition, the Company's strategy is to design its products so that they may be easily modified or enhanced to take advantage of changes in medical and information system technologies.

     To effect this strategy, Cerner developed its proprietary Health Network Architecture, which provides the structure and common software functions necessary for the development of its clinical information systems. Cerner believes that HNA allows the Company to address a wide spectrum of clinical information needs in healthcare provider organizations.

Sales and Marketing

     The market for Cerner clinical information system products includes hospitals, HMOs, clinics, free-standing reference laboratories and commercial blood bank labs, IDSs, and IHOs. The majority of system sales to date have been in hospital-based provider settings. Providers currently using PathNet represent the primary target market for MedNet, RadNet, PharmNet, ProNet, and CareNet. Cerner currently services hospitals ranging from under 50 beds to over 2,000 beds. The modular design of Cerner's HNA products and the range of Digital and IBM hardware products allows Cerner systems to be price-competitive across the full range of size and organizational structures of healthcare providers. The sale of a health information system usually takes approximately nine to fifteen months from the time of initial contact to the execution of a contract.

     The Company's executive marketing management is located in its Kansas City, Missouri, office, while its account representatives are strategically located and deployed through regional offices across the United States. The Company, through subsidiaries, has offices and sales staff in the United Kingdom, Australia, Germany, and has a joint venture in Saudi Arabia. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company has developed a unique and effective demonstration and presentation facility at its headquarters in Kansas City, Missouri, called the Cerner Vision Center. This facility enables the Company to actually demonstrate the processes automated through HNA and adapt the presentations to the client's environment. The Company's primary direct marketing strategy is to generate sales contacts through presentations at industry seminars and trade shows. Cerner attends a number of major trade shows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of IHOs.

Client Service

     The Company provides immediate and long-term client service and support. Initial service consists of education and installation services, documentation, and training for the clinical staff. The Company has regional offices in Atlanta, Boston, Dallas, Detroit, Kansas City, Los Angeles, Seattle, and Washington, D.C. Each regional office is focused on long-term project management and client satisfaction for a group of clients within a specific geographical region.

     All of Cerner's clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow these clients the use of new releases of the Cerner products covered by these agreements. Each client has 24 hour access to the client support staff located at Cerner's corporate headquarters. Most of Cerner's clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. At December 31, 1994, Cerner had a software support and hardware maintenance backlog of approximately $77,222,000 on an annual basis. The annualized value of support and maintenance currently being billed is approximately $46,000,000. The value of amounts to be billed in the current year for projects not complete at the beginning of the year is estimated to be $9,000,000.

Clients and Backlog

     As of December 31, 1994, Cerner has issued end-user licenses for the installation of its products to approximately 715 clients representing 1,028 sites.
Cerner's clients are located throughout the United States and in Canada, Germany, Puerto Rico, Saudi Arabia, the United Kingdom, France, Australia, and Singapore. Clients include hospitals, clinics, reference laboratories, hybrid reference laboratories and free-standing blood centers. In 1994, sales to a single client did not comprise more than 10% of the Company's revenues. Continuing hardware and software support revenues from any one client do not constitute a material part of the Company's annual revenues, and the loss of any one client would not have a material adverse impact on the Company.

     As of December 31, 1994, the Company had approximately $134,770,000 in its backlog, compared to approximately $99,524,000 in its backlog as of December 31, 1993. Approximately 76% of the December 31, 1994 backlog is expected to be included in revenues in fiscal 1995. Backlog consists only of signed contracts (including all computer equipment and software, as well as equipment maintenance and software support for twelve months, that are part of those contracts) that are not yet recorded as revenue. Approximately $57,547,000 of the Company's December 31, 1994, backlog consists of computer equipment and software that are part of such contracts. The remaining backlog represents twelve months' equipment maintenance and software support on all existing Cerner contracts.

Competition

     The market for clinical information systems is highly competitive. The Company believes that the principal competitive factors in this market are the company's stability, features and capabilities of the information systems, the user's evaluation of the ongoing support for the system, and the potential for enhancements and future compatible products. The Company's departmental clinical systems competition at this time is from companies that primarily offer information systems applicable to a specific clinical discipline. There also are multiproduct healthcare information systems companies that offer clinical information system products that are becoming more competitive. The Company faces additional competitors in the nursing, order communications systems and electronic medical records markets from the multiproduct healthcare information systems companies. Cerner's principal competitors include HBO Corporation, Shared Medical Systems, Meditech, First Data Corporation, Sunquest, Continental Healthcare, Compucare, and Phamis. The rapidly changing structure of the healthcare industry in the United States and its need for clinical information systems is likely to attract new competitors into the market, some of which may have significantly greater resources than the Company

Relationships with Key Suppliers

     Cerner's current products are designed to operate on computers manufactured by Digital and IBM, and the Company has value-added reseller agreements that expire annually with both Digital and IBM. These agreements are typically renewed in the ordinary course of business, and the Company has no reason to believe that they will not be renewed. In addition, Cerner purchases a variety of peripheral equipment and sublicensed software from several sources, none of which is a significant supplier to the Company. The Company also has a multiyear contract with Oracle Systems for use of its relational database software.
The Company's work-station based products operate on the Microsoft Windows environment.

     In addition to its software products, the Company sells the computer equipment, including central processing units, personal computers, operating system software, disk drives, video display terminals, workstations, and printers, that operate in connection with such products. Although clients could deal directly with a manufacturer or with another distributor of such equipment, clients have generally found it advantageous to deal with the Company as a single source for both hardware and software.

     All of the Company's sales during 1994 used
Digital's Alpha and VAX lines of hardware using the OpenVMS operating system or IBM's RISC System/6000 processor with AIX/6000 (UNIX).

Product Protection

     The Company relies on a combination of trade secret, copyright, and trademark laws, contractual provisions, and technical measures to protect its rights in its software technology. The Company has not filed any patent applications or copyrights covering its software technology. Due to the nature of the software, the Company believes that patent, trade secret, and copyright protection are less significant than the Company's ability to further develop, enhance, and modify its products.

Government Regulation and Healthcare Reform

     The United States Food and Drug Administration
(FDA) has promulgated a policy for the regulation of certain computer products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (a) register and list their products with the FDA, (b) notify FDA and demonstrate substantial equivalence to other products on the market before marketing such products, (c) obtain FDA approval by demonstrating safety and effectiveness before marketing a product, or (d) communicate Medical Device Reports in instances where a device is thought to have contributed to personal injury or death. In addition, those products would be subject to such act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Considering the policies that FDA has promulgated to-date concerning these matters, it is evident that FDA intends to be increasingly active in the regulation of computer software intended for use in clinical settings, especially bloodbank transfusion and donor centers. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions, such as device investigation, approval, labeling and manufacturing.

     The healthcare industry is subject to extensive federal and state regulation governing, among other things, addition of new services, certain capital expenditures and reimbursement. The effect of future legislation and regulation upon prospective clients may, in certain circumstances, have an adverse effect upon the Company's business. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the marketability of the Company's products. The Company believes there can be no meaningful predictions as to the impact, if any, of future legislation and regulation on its business.

     Most industry observers believe that the United
States Congress will not pass any form of significant healthcare reform during 1995. Although the effects of state and federal initiatives for healthcare reform are unknown at this time, the Company believes that notwithstanding such reform competitive factors in the healthcare industry will force healthcare providers to continue to invest heavily in clinical information systems.

Personnel

     At December 31, 1994, the Company employed 1,091 persons of which 493 were in product development, 498 in client service and support and sales and marketing and 100 in general management and administration. The Company's future success will depend in part upon its continued ability to attract and retain qualified employees. The Company's employees are not represented by a labor union and Cerner believes its relations with its employees are excellent.

Quarterly Results

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of system contracts for which revenue is recognized in any fiscal quarter. The Company expects the fluctuation in quarterly financial results to continue until the combination of the Company's recurring software and hardware maintenance revenues and total sales are much larger as compared to the size of the average system sale.

Item 2.  Properties

     During April, 1995 the Company purchased the
Rockcreek Office Park in North Kansas City, Missouri for
$20,000,000. Prior to that date, the Company leased approximately 165,000 of the office park's 409,000 square feet of usable feet. The Company's principle offices have been located in the office park for approximately 15 years and the Company had been leasing additional space as it became available. After investigating other possibilities, the Company determined that purchasing the office park was the most cost effective option considering the Company's anticipated future needs for additional space. As of December 31, 1994, the Company was using approximately
222,000 square feet and substantially all of the remainder was leased to tenants. The Company has commenced construction of a combination child care and exercise facility at the office park for the use of the Company's employees. The Company believes that its employees are its most important asset and that this facility will enable the Company to attract and retain it's relatively young work force which contains a large number of married women. The
Company also leases offices space for its branch offices in Atlanta, Boston, Dallas, Detroit, Los Angeles, Seattle and
Washington D.C.

Item 3.  Legal Proceedings

     The Company is not involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1994.

Item 4A.  Executive Officers of the Company

     The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 1, 1995. Officers are elected annually and serve at the discretion of the board of directors.

Name                        Age        Positions
----                        ---        ---------
Neal L. Patterson            45        Chairman of the Board of Directors and
                                       Chief Executive Officer

Clifford W. Illig            44        President,
                                       Chief Operating Officer and Director

Charles S. Runnion, III      47        Executive Vice President,
                                       Area General Manager and Director

David M. Margulies, M.D.     43        Executive Vice President
                                       of Product Engineering and Director

Jeffrey C. Reene             40        Executive Vice President and
                                       Area General Manager

P. Michael Breedlove         50        Group Vice President and
                                       Area General Manager

Alan D. Dietrich             32        Group Vice President and
                                       Area General Manager

Charles O. Whitcraft         43        Group Vice President of
                                       of Product Engineering

Gary W. Willett              50        Group Vice President and
                                       Chief Operating Officer of
                                       Cerner International

     Neal L. Patterson was President, Chairman of the
Board of Directors and Chief Executive Officer of the
Company from its incorporation to May 1987. Since May 1987 he has been Chairman of the Board of Directors and Chief
Executive Officer of the Company. Mr. Patterson has served as a director of Home Office Reference Laboratory since
August 1988.

     Clifford W. Illig was Executive Vice President,
Secretary, Treasurer and Chief Financial Officer and a
Director of the Company from its incorporation to May 1987.
From May 1987 to May 1993, he was a Director, President,
Chief Operating Officer and Chief Financial Officer of the
Company. Since May 1993, he has been a Director, President and Chief Operating Officer.

     Charles S. Runnion, III joined the Company in July
1989 and since that date has been an Executive Vice
President and Director of the Company. Prior to working at the Company, he spent fourteen years with the IBM
Corporation in a variety of marketing and management positions.

     David M. Margulies, M.D. joined the Company in
February 1991 and since that date has been an Executive Vice President of the Company. Prior to joining the Company, for four years, he was Vice President in charge of information systems at Children's Hospital, a healthcare institution located in Boston, Massachusetts. During this time Dr. Margulies also was the Director of the Program in Medical Information Sciences at Harvard Medical School. Dr. Margulies has served as a Director of the Company since May 1991.

     Jeffrey C. Reene joined the Company in September
1991 as Group Vice President of Client Services. He was promoted to Executive Vice President in June of 1994. Prior to joining the Company, he was with Andersen Consulting from July 1978 to August 1991, being a Partner with Andersen Consulting since September, 1988.

     P. Michael Breedlove joined the Company as
National Sales Manager in May 1984 and has held various executive positions with the Company since then.

     Alan D. Dietrich joined the Company in 1990 as
Director of Business, Planning and Development. Prior to joining the Company, he spent seven years with IBM
Corporation.

     Charles O. Whitcraft joined the Company as Vice
President of Technology in January 1984. Since that time he has served in several executive positions dealing with technology and engineering.

     Gary W. Willett joined the Company in April 1990 as Group Vice President of Client Services and has served in various executive capacities. Prior to joining the Company, he spent twenty-one years with IBM Corporation in a variety of marketing and management positions.

PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Security Holder Matters

     The Company's common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol CERN. The following table sets forth the high and low, and last sales prices for the fiscal quarters of 1994 and 1993 as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                            1994                         1993
                  ------------------------     ------------------------

                   High     Low      Last       High     Low      Last
                  ------   ------   ------     ------   ------   ------

First Quarter     49 1/2   38 3/4   41 1/2     31 1/4   20 1/2   22 1/2
Second Quarter    45       23 1/2   27 3/4     27       15 3/4   26
Third Quarter     43 1/2   24 7/8   40 7/8     37 3/4   21 3/4   36 3/4
Fourth Quarter    45 1/4   37 1/4   44 1/8     45 3/4   31 3/4   43 1/2


     At February 10, 1995, there were approximately
1,036 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.  Selected Financial Data

               Selected Consolidated Financial Information
                  (In thousands, except per share data)

                                            Year Ended December 31
                                --------------------------------------------

                                   1994     1993     1992     1991    1990

Statement of Earnings Data:
  Revenues                      $  155,917  120,572  101,145  77,240  57,110
  Operating earnings                33,779   24,330   16,587   8,068   4,296
  Earnings before income taxes      32,451   24,120   16,293   7,552   4,185
  Net earnings                      19,501   14,558    9,932   4,688   2,636
  Primary earnings per share          1.31     1.00      .69     .35     .19
  Primary weighted average
  shares outstanding                14,881   14,579   14,340  13,437  13,816

Balance Sheet Data:
  Working capital                $  52,370   42,603   30,522  22,588  19,461
  Total assets                     156,410  104,910   66,667  56,155  44,175
  Long-term debt, net               30,235   10,354    8,310   7,982   7,729
  Stockholders' equity              85,777   64,230   38,643  27,517  22,728


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For a more thorough understanding of management's analysis of results of operations and financial condition, the following discussion should be read in conjunction with the discussion of the Company's business operations.

Results of Operations - The Company's revenues increased from $101,145,000 in 1992, to $120,572,000 (19%) in 1993, to
$155,917,000 (29%) in 1994. Net earnings increased from $9,932,000 in 1992, to $14,558,000 (47%) in 1993, to
$19,501,000 (34%) in 1994.

Revenues - In 1994, revenues increased due to an increase in system sales and support of installed systems. System sales increased from $71,586,000 in 1992, to $84,024,000 (17%) in
1993, to $108,322,000 (29%) in 1994.  The lower percentage
increase in 1993 is due primarily to the 1993 sales having a larger software component. A significant amount of the 1994, 1993, and 1992 system sales revenue was in the backlog at the beginning of each year, including portions of HNA contracts that had been signed in prior years. An HNA contract is an initial contract that includes the Company's ProNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. ProNet Order Management gives clients access to the full intrarelationship of the Company's products. The sale of additional hardware and software products to the installed client base increased 40% in 1994, 9% in 1993, and 52% in 1992.

     The Company has seen a significant increase in the number of clients who have purchased two or more clinical system units on their initial contract, or clients from the installed base who purchase one or more system units subsequent to their initial contract. Total sales to the installed base in 1994, including new systems, incremental hardware and software, and recurring and discrete services, were 73% of total revenues in 1994, compared to 63% in 1993 and 51% in 1992.

     The HNA contracts signed in 1994 and prior years will contribute significantly to future revenues and margin due to the increasing size of the individual contracts and the commensurate increase in project timeframes. At the end of 1994, the Company had $57.5 million in contract backlog and $77.2 million in support backlog, compared to $42.2 million in contract backlog and $57.3 in support backlog at the end of 1993.

     The Company entered the overseas market in 1991.
During 1993, the Company completed installations begun in 1992 and expanded its presence in this market with additional signed contracts. During 1994, the Company generated revenues from systems sold and supported in England, Australia, Scotland, Germany, and Saudi Arabia.
The increase in these revenues and margins from 1992 to 1993 was 37% and 61%, respectively, and from 1993 to 1994 was 41% and 48%, respectively.

     Support and maintenance revenues increased 24% in 1994, 25% in 1993, and 28% in 1992. These revenues represented 27% of 1994 total revenues, 28% of 1993 total revenues, and 26% of 1992 total revenues. The number of clients converted and paying monthly software support fees was 581 at the end of 1994, compared to 527 at the end of 1993 and 264 at the end of 1992. The numbers for 1994 and 1993 include clients of Megasource, Inc., which the Company acquired on November 1, 1993. The average support fee for the Megasource clients is significantly lower than the average support fee for the Company's other clients. The number of clients installed and paying monthly hardware maintenance fees was 290 at the end of 1994, compared to 275 at the end of 1993 and 234 at the end of 1992.

     Other revenues have increased from $2,895,000 in 1992, to $3,348,000 (16%) in 1993, to $6,273,000 (87%) in
1994. This increase is due primarily to real estate lease revenues from unrelated parties and international activities.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for client contracts.
It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 30% of total revenues in 1994, 36% of total revenues in 1993, and 44% in 1992. The percentage of costs relative to revenues typically has varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The percentages for 1994 and 1993 were affected positively because of three factors. First, system sales reflect an increase of multi-Net projects, which carry a lower cost percentage. Second, the cost of support and maintenance decreased as more systems were converted and the client began paying support. Third, the incremental hardware and software sold to existing clients had a larger software component.

Sales and Client Service - Sales and client service costs include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs, and advertising costs. These expenses as a percent of total revenues were 26%, 23%, and 20% in 1994, 1993, and 1992, respectively. Increases in total sales and client service expenses are attributable to the cost of a larger field sales and services organization, marketing of new products, and international marketing initiatives.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1994, 1993, and 1992 were $26,897,000,
$19,432,000, and $14,522,000, respectively. These amounts exclude amortization. Capitalized software costs were $8,131,000, $6,181,000, and $4,098,000 for 1994, 1993, and
1992, respectively. The increase in aggregate expenditures for software development in 1994 is due to development of more clinical information system products to complement the existing product line. The percentage of costs capitalized should remain fairly constant as the Company continues to develop new products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8%, 7%, and 7% for 1994, 1993, and 1992, respectively.

Interest Expense - Net interest expense was considerably higher in 1994 than 1993 and 1992. This increase in interest expense is due to financing the $20,000,000 purchase of the Company's headquarters complex. The financing initially consisted of a term loan for $17,425,000, with the remainder provided by additional borrowing under the Company's revolving line of credit. On July 19, 1994, the Company issued $30,000,000 in Senior Notes bearing an interest rate of 8.3%. The proceeds of the Senior Notes were used to repay the term loan and reduce the outstanding borrowings under the revolving line of credit. The remaining proceeds will be used for capital improvements to the headquarters complex. The higher interest expense is offset by a reduction in the Company's rent expense and an increase in lease revenues from unrelated parties.

Income Taxes - The Company's effective tax rates were 40%,
40%, and 39% for 1994, 1993, and 1992, respectively, which are not significantly different from the combined federal and state statutory rates.

Quarterly Results - The Company's quarterly revenues and net earnings historically have been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects the fluctuation in quarterly financial results to continue.

Capital Resources and Liquidity - The Company's liquidity position remains strong, with total cash and cash equivalents of $15,305,000 at December 31, 1994, and working capital of $52,370,000, compared to cash and cash equivalents of $16,784,000 at December 31, 1993, and working capital of $42,603,000. The Company finances its operations, capital expenditures (other than the purchase of its Kansas City headquarters complex and its anticipated capital improvements), and working capital needs from internally generated funds and bank borrowings. The Company has an $18,000,000 long-term, revolving line of credit. At December 31, 1994, there were no borrowings on the revolving line of credit.

     On April 19, 1994, the Company purchased its
Kansas City headquarters complex for $20,000,000. The purchase was initially funded by bank borrowings. The purchase has no material effect on operating cash flow, since the reduction in lease payments and increase in net rental income approximates the debt service payments. The
Company anticipates investing an additional $6,000,000 to $8,000,000 for the construction of a building and other improvements.

     On July 29, 1994, the Company issued $30,000,000 of Senior Notes, due in 2004. The proceeds were used to repay the bank borrowings related to the purchase of the Company's headquarters complex and retire existing debt.
The interest is paid semiannually; principal is due in five equal installments beginning in 2000.

     The Company generated cash of $18,949,000, $15,856,000, and $13,875,000, from operations in 1994, 1993, and 1992, respectively. Cash flow from operations has increased primarily because of the increase in net earnings.

     Revenues provided under support and maintenance agreements of the Company represent recurring cash flows. Support and maintenance revenues increased 24%, 25%, and 28% in 1994, 1993, and 1992, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

     The Company believes its present cash and cash equivalent position, together with cash generated from operations and the current bank borrowing facility, will be sufficient to meet anticipated cash requirements.

Inflation - The effects of inflation were minimal on the Company's business.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 16, 1995, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of
Part I hereof.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 16, 1995, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 16, 1995, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following sub captions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 16, 1995, contains under the caption "Voting
Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 16, 1995, contains under the caption "Certain
Transactions" the information required by Item 13 of Form 10-
K and such information is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent Auditors' Report on Consolidated
               Financial Statements

               Consolidated Balance Sheets -
               December 31, 1994 and December 31, 1993

               Consolidated Statements of Earnings -
               Years Ended December 31, 1994, 1993, and 1992

               Consolidated Statements of Stockholders'
               Equity - Years Ended December 31, 1994, 1993, and 1992

               Consolidated Statements of Cash
               Flows - Years Ended December 31, 1994,
               1993, and 1992

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               December 31, 1994 are included herein:

               Schedule II - Valuation and Qualifying Accounts,

               Independent Auditors' Report on Consolidated
               Financial Statement Schedule.

     All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    (3)  The exhibits required to be filed
               by this item are set forth below:

Number        Description
------        -----------

3(a) Restated Certificate of Incorporation, as amended through December 31, 1993, (filed as
              Exhibit 3(a) to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1993 and hereby incorporated by reference).

 3(b)         Bylaws, as amended (filed as Exhibit 4(a) to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference).

 4(a) Reference is made to the Restated Certificate of Incorporation and Bylaws of Registrant described above under 3(a) and 3(b), respectively.

 4(b)         Specimen stock certificate (filed as Exhibit
              4(a) to Registrant's Registration Statement on
              Form S-8 (File No. 33-15156) and hereby
              incorporated herein by reference).

 4(c) Note Agreement between Cerner Corporation, Principal Mutual Life Insurance Company, and Principal National Life Insurance Company dated July 1, 1994, (filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and hereby incorporated by reference.

 4(d) Credit Agreement between Cerner Corporation, Cerner Properties, Inc. Mark Twain Kansas Bank, and Harris Trust & Savings Bank dated April 18, 1994, (filed as Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated by reference.

10(a) Employment Agreement, dated January 1, 1990, between Clifford W. Illig and Registrant (filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated herein by reference).*

10(b) Employment Agreement, dated January 1, 1990, between Neal L. Patterson and Registrant (filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated herein by reference).*

10(c)         Standard Volume Agreement, dated July 6,
              1989, between Digital Equipment Corporation and Registrant (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and hereby incorporated herein by reference).

10(d)         Incentive Stock Option Plan C of Registrant
              (filed as Exhibit 10(f) to Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1993, and hereby incorporated herein by reference).*

10(e)         Indemnification Agreement, dated as of June
              1, 1987, between Clifford W. Illig and Registrant
              (filed as Exhibit 10(j) to Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1987, and hereby incorporated herein by reference).

10(f)         Amended Nonqualified Stock Option Plan of
              Registrant (filed as Exhibit 4(d) to Registrant's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated herein by reference).

10(g) Employment Agreement dated February 22, 1991, between Cerner Corporation and David M. Margulies, M.D. (filed as Exhibit 10(1) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(h)         Incentive Stock Option Agreement
              (Non-Standard Vesting) dated February 22, 1991, between Cerner Corporation and David M. Margulies, M.D. (filed as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(i)         Stock Option Agreement
              (Non-Qualified-Milestone) dated February 22, 1991, between Cerner Corporation and David M. Margulies, M.D. (filed as Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(j) Cerner East Deferred Payout Plan dated March 7, 1991, for the benefit David M. Margulies, M.D. and Edwin D. Trautman (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(k)         Non-Qualified Stock Option Agreement dated
              February 19, 1991, between Cerner Corporation and
              David J. Hart (filed as Exhibit 10(q) to
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(l) Stock Option Agreement dated May 15, 1990, between Cerner Corporation and Gerald E. Bisbee,
              Jr. (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(m) Stock Option Agreement dated May 15, 1990, between Cerner Corporation and Thomas C. Tinstman (filed as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(n)         Cerner Performance Plan for 1993 (filed as
              Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated herein by reference).*

10(o)         Non-Qualified Stock Option Agreement dated July 20,
              1994, between the Registrant and Alan E. Dietrich.*

10(p) Incentive Stock Option Agreement dated September 12, 1990, between the Registrant and Alan E. Dietrich.*

10(q)         Incentive Stock Option Agreement dated August 22,
              1991, between the Registrant and Jeffrey C. Reene.*

10(r)         Incentive Stock Option Agreement dated May 15,
              1990, between the Registrant and Gary W. Willett.*

10(s)         Incentive Stock Option Agreement dated February 27,
              1985, between the Registrant and Charles O. Whitcraft.*

10(t)         Incentive Stock Option Agreement dated May 15,
              1990, between the Registrant and Charles O. Whitcraft.*

10(u)         Cerner Performance Plan for 1994.*

10(v) Real Estate Sales Contract dated April 18, 1994, between Northtown Devco and Cerner Corporation (filed as Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated herein by reference).

10(w)(i)      Standard Form of Agreement between Owner and
              Contractor dated September 1, 1994, between Cerner
              Properties, Inc. and J. E. Dunn Construction Company.

10(w)(ii)     Supplement to General Conditions of the Contractor
              for Construction dated September 1, 1994, between Cerner
              Properties, Inc. and J. E. Dunn Construction Company.

10(w)(iii)    Amendment No. 1 to the Agreement dated October 24, 1994,
              between Cerner Properties, Inc. and J. E. Dunn Construction
              Company.

10(x) Standard Form of Agreement Between Owner and Architect dated April 29, 1994, between Cerner Properties, Inc. and The Hollis & Miller Group,Inc.

11            Computation of Registrant's Earnings Per Share.

22            Subsidiaries of Registrant.

23            Consent of Independent Auditors.

27            Financial Data Schedule.

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December
31, 1994.

     (c)  Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CERNER CORPORATION


Dated: March 29, 1995        By:/s/ Neal L. Patterson
                                    Neal L. Patterson
                                    Chairman of the Board and
                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                          Date
          -------------------                          ----


/s/Neal L. Patterson                              March  29, 1995
Neal L. Patterson, Chairman of the Board
  and Chief Executive Officer (Principal Executive Officer)



/s/Clifford W. Illig                              March  29, 1995
Clifford W. Illig, President, Chief
  Operating Officer and Director



/s/Maureen M. Evans                               March  29, 1995
Maureen M. Evans, Principal Financial
  and Accounting Officer



/s/David M. Margulies, M.D.                       March  29, 1995
David M. Margulies, M.D., Director



/s/Gerald E. Bisbee, Jr.                          March  29, 1995
Gerald E. Bisbee, Jr., Director



/s/Charles S. Runnion, III                        March  29, 1995
Charles S. Runnion, III, Director



/s/Thomas C. Tinstsman, M.D.                      March  29, 1995
Thomas C. Tinstman, M.D., Director



/s/David J. Hart                                  March  29, 1995
David J. Hart, Director

The Board of Directors and Stockholders Cerner Corporation:



     We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Kansas City, Missouri
February 10, 1995



Managements Report
-----------------------------------------------------------------

     The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and, therefore, included in the financial statements are certain amounts based on management's informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation's independent certified public accountants and have been reviewed by the audit committee of the Board of Directors.



Consolidated Balance Sheets
December 31, 1994 and 1993


                                             1994      1993
                                            ----------------

(Dollars in thousands)

Assets
  Current Assets:
    Cash and cash equivalents               $ 15,305    16,784
    Receivables                               65,148    46,435
    Inventory                                  2,218     1,024
    Prepaid expenses and other                   979     2,926
                                             -------    ------

    Total current assets                      83,650    67,169

  Property and equipment, net                 41,129    13,818
  Software development costs, net             18,784    14,571
  Intangible assets, net                       6,390     8,564
  Noncurrent receivables                       4,508     --
  Other assets                                 1,949       788
                                             -------   -------

                                            $156,410   104,910
                                            --------   -------
                                            --------   -------

Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable                        $ 13,485    11,516
    Notes payable                                --        975
    Current installments of long-term debt       160       511
    Advanced billings                          3,737     4,178
    Deferred income taxes                      6,652     1,993
    Accrued payroll and tax withholdings       4,689     3,812
    Other accrued expenses                     2,557     1,581
                                             -------    ------

    Total current liabilities                 31,280    24,566

  Long-term debt, net                         30,235    10,354
  Deferred income taxes                        9,118     5,760
  Stockholders' Equity:
    Common stock, $.01 par value,
      50,000,000 shares authorized,
      14,510,816 shares issued in 1994 and
      14,121,329 shares in 1993                  145       141
    Additional paid-in capital                30,947    28,939
    Retained earnings                         60,353    40,852
    Treasury stock, at cost (513,018
      shares in 1994 and 1993)                (5,693)   (5,693)
    Foreign currency translation adjustment       25        (9)
                                             --------   -------

    Total stockholders' equity                85,777    64,230
                                             --------  --------

  Commitments (Note 11)
                                           $ 156,410   104,910
                                             --------  --------
                                             --------  --------

See notes to consolidated financial statements.



Consolidated Statements of Earnings
For the years ended December 31, 1994, 1993, and 1992


                                1994      1993       1992
                               ----------------------------
                           (In thousands, except per share data)

Revenues:
  System sales                $ 108,322    84,024    71,586
  Support and maintenance        41,322    33,200    26,664
  Other                           6,273     3,348     2,895
                               --------  --------   -------

  Total revenues                155,917   120,572   101,145
                               --------  --------   -------

Costs and expenses:
  Cost of revenues               46,426    43,921    44,818
  Sales and client service       39,857    28,248    20,067
  Software development           22,688    16,000    12,962
  General and administrative     13,167     8,073     6,711
                               --------  --------   -------

  Total costs and expenses      122,138    96,242    84,558
                               --------  --------   -------

Operating earnings               33,779    24,330    16,587


Interest expense, net             1,328       210       294
                               --------  ---------   -------

Earnings before income taxes     32,451    24,120    16,293
Income taxes                     12,950     9,562     6,361
                               --------  ---------   -------

Net earnings                   $ 19,501    14,558     9,932
                                -------  ---------   -------
                                -------  ---------   -------

Primary earnings per share    $    1.31      1.00       .69
                                -------  ---------   -------
                                -------  ---------   -------


See notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity
December 31, 1994, 1993, and 1992


                                                                                         Foreign
                                                  Additional                             currency
                                   Common Stock    paid-in    Retained   Treasury Stock  translation
                                   -------------                         --------------
                                   Shares  Amount   capital    earnings      Amount      adjustment   Total
                                   ------------------------------------------------------------------------

(In thousands)

Balance at December 31, 1991       13,148  $  131   16,749     16,362        (5,693)     (32)         27,517

Exercise of options                   194      2       326          -             -        -             328
Issuance of stock grants                -      -         5          -             -        -               5
Tax benefit from disqualifying
    dispositions of stock options       -      -       896          -             -        -             896
Foreign currency translation
    adjustment                          -      -         -          -             -      (35)            (35)
Net earnings                            -      -         -      9,932             -        -           9,932
                                   ---------------------------------------------------------------------------

Balance at December 31, 1992       13,342    133    17,976     26,294        (5,693)     (67)         38,643
                                   ---------------------------------------------------------------------------

Exercise of options                   519      5       985          -             -        -             990
Issuance of stock grants                -      -         8          -             -        -               8
Issuance of stock for acquisition     260      3     6,770          -             -        -           6,773
Tax benefit from disqualifying
    dispositions of stock options       -      -     3,200          -             -        -           3,200
Foreign currency translation
    adjustment                          -      -         -          -             -       58              58
Net earnings                            -      -         -     14,558             -        -          14,558
                                   ---------------------------------------------------------------------------
Balance at December 31, 1993       14,121    141    28,939     40,852        (5,693)      (9)         64,230
                                   ---------------------------------------------------------------------------

Exercise of options                   389      3       984          -             -        -             987
Issuance of stock grants                1      1        24          -             -        -              25
Tax benefit from disqualifying
    dispositions of stock options       -      -     1,000          -             -        -           1,000
Foreign currency translation
    adjustment                          -      -         -          -             -       34              34
Net earnings                            -      -         -     19,501             -        -          19,501
                                   ---------------------------------------------------------------------------
Balance at December 31, 1994       14,511  $ 145    30,947     60,353        (5,693)      25          85,777
                                   ---------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------


See notes to consolidated financial statements.


Consolidated Statements of Cash Flow
For the years ended December 31, 1994, 1993, and 1992



                                                    1994       1993       1992
                                                  ------------------------------
(In thousands)
Cash flows from operating activities:
Net earnings                                          $  19,501    14,558      9,932
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                        10,062     6,434      5,293
    Issuance of stock as compensation                        25         8          5
    Provision for deferred income taxes                   8,017     7,500        536
    Tax benefit from disqualifying
        dispositions of stock options                     1,000     3,200        896
    Loss on disposal of capital equipment                   165        --         --
Changes in assets and liabilities:
    Receivables                                         (23,221)  (13,426)       (60)
    Inventory                                            (1,194)      821       (359)
    Prepaid expenses and other                            1,213       391       (519)
    Accounts payable                                      1,969     2,901     (2,995)
    Accrued income taxes                                     --    (5,791)    (1,218)
    Other accrued liabilities                             1,412      (740)     2,364
                                                       ---------  --------    -------
      Total adjustments                                    (552)    1,298      3,943
                                                       ---------  --------    -------
      Net cash provided by operating activities          18,949    15,856     13,875
                                                       ---------  --------    -------

Cash flows from investing activities:
    Purchase of capital equipment                       (11,291)   (7,078)    (4,615)
    Purchase of land, building, and improvements        (20,939)       --         --
    Proceeds on disposal of capital equipment                21        --         --
    Capitalized software development costs               (8,131)   (6,181)    (4,098)
    Acquisition of business                                  --      (585)        --
                                                       ---------  --------    -------
      Net cash used in investing activities             (40,340)  (13,844)    (8,713)
                                                       ---------  --------    -------

Cash flows from financing activities:
    Net borrowings (payments) under short-term
        notes payable                                      (639)      388         --
    Proceeds from issuance of long-term debt             50,273       109      6,281
    Repayment of long-term debt                         (30,743)     (511)    (6,692)
    Proceeds from exercise of options                       987       990        328
                                                       ---------  --------    -------
      Net cash provided by (used in) financing
         acitivities                                     19,878       976        (83)
                                                       ---------  --------    -------
Foreign currency translation adjustment                      34        58        (35)
                                                       ---------  --------    -------
Net increase (decrease) in cash and cash equivalents     (1,479)    3,046      5,044
Cash and cash equivalents at beginning of year           16,784    13,738      8,694
                                                       ---------  --------    -------
Cash and cash equivalents at end of year              $  15,305    16,784     13,738
                                                       ---------  --------    -------
                                                       ---------  --------    -------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                           $  1,110       686        636
    Income taxes, net of refund                           3,574     4,499      6,171

Noncash investing and financing activities:
    Acquisition of business                            $     --     6,773         --
    Acquisition of equipment through capital leases         386       139        840

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

1    Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner
Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Revenue Recognition - Revenues are derived primarily from the sale of clinical information systems. In addition, revenue is generated from servicing installed clinical information systems, which generally include support of software and maintenance of hardware. The Company also derives revenue from the sale of computer hardware.

Clinical information system sales contracts are negotiated separately and generally include the licensing of the Company's clinical information system software and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the performance criteria set forth in the contracts. The
Company recognizes revenue from sales of clinical information systems using a percentage-of-completion method based on meeting key milestone events over the term of the contracts in accordance with Statement of Position 91-1, "Software Revenue Recognition."

Revenue from the licensing of additional software is recognized upon installation at the client's site. Revenue from the sale of computer hardware is recognized upon shipment. Revenue from ongoing software support and equipment maintenance is recognized as the services are rendered.

(c) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs on a straight-line basis over five years. During the years ended December 31, 1994, 1993, and 1992, the Company capitalized $8,131,000, $6,181,000, and $4,098,000, respectively, of total software development costs of $26,897,000, $19,432,000, and $14,522,000, respectively. Amortization expense of capitalized software development costs for the years ended December 31, 1994, 1993, and 1992, was $3,918,000, $2,652,000, and $2,538,000,
respectively, and accumulated amortization was $13,854,000, $9,936,000, and $7,284,000, respectively.

(d) Inventory - Inventory consists primarily of computer hardware held for resale and is recorded at the lower of cost (first-in, first-out) or market.

(e) Property and Equipment - Property, equipment, and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of 5 to 39 years. Amortization of leasehold improvements is computed using a straight-line method over the lease terms, which range from periods of two to five years.

(f) Earnings Per Share - Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method. The computation of fully diluted earnings per share reflects additional dilution under the treasury stock method when the Company's stock price at the end of a reporting period exceeds the average price. Fully diluted earnings per share is not materially different from primary earnings per share. Weighted average shares outstanding utilized in the computation of primary earnings per share were 14,881,104, 14,579,178, and 14,340,408, and fully diluted earnings per share were 14,903,752, 14,642,899, and 14,506,958, for the years ended December 31, 1994, 1993, and 1992, respectively.

(g) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was $107,000, ($83,000), and ($180,000), in 1994, 1993, and 1992,
respectively.

(h) Income Taxes - The Company accounts for income taxes using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(i)  Goodwill - Excess of cost over net assets acquired
(goodwill) is being amortized on a straight-line basis over eight years. Accumulated amortization was $916,000 at December 31, 1994 and $151,000 at December 31, 1993.

(j) Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

2    Acquisition

On November 1, 1993, the Company completed the acquisition of Megasource, Inc. through the merger of Megasource, Inc. into a new wholly owned subsidiary of the Company. The Company issued 259,770 shares of common stock, valued at approximately $6,773,000, in the merger. Megasource, Inc. was engaged in the design, sale, and support of several clinical information systems, the most significant of which was its pharmacy system. The acquisition has been accounted for as a purchase with the operating results of Megasource, Inc. included in the Company's consolidated statement of earnings from November 1, 1993. The Company has determined that the consolidated results of operations as if the acquisition had occurred at the beginning of 1992 and 1993 would have had no material effect on the overall results of the Company.

3    Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

                                             1994     1993
                                            ---------------
                                             (In thousands)

Cash and overnight repurchase agreements     $  6,643    4,721
Commercial paper                                3,982    7,967
Variable rate securities                          500      500
Fixed rate securities                           3,330    2,746
Certificates of deposit                           850      850
                                               ------   ------
     Total cash and cash equivalents         $ 15,305   16,784


The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

4    Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Contract receivables that are not expected to be collected within one year are classified as noncurrent. Billings on contracts in excess of related revenues recognized under the percentage
of completion method are recorded as advanced billings.   A
summary of current receivables is as follows:

                                          1994     1993
                                        ----------------
                                         (In thousands)
Current receivables:
     Accounts receivable               $ 37,019   28,251
     Contracts receivable                28,129   18,184
                                        -------- -------
          Total current receivables    $ 65,148   46,435
                                        -------- -------
                                        -------- -------

Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at December 31, 1994 and 1993, are amounts due from healthcare providers located in foreign countries of $3,777,000 and $4,108,000, respectively. Consolidated revenues include foreign sales of $13,274,000, $8,417,000, and $10,018,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment.

The fair value of the Company's noncurrent receivables is estimated to be $4,155,000, based on current interest rates offered to the Company for debt of the same maturities.

5    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:


                                                 1994     1993
                                               ------------------
                                                 (In thousands)

Furniture and fixtures                         $  9,942    7,041
Computer equipment                               18,163   12,796
Marketing equipment                                 913      280
Communications equipment                          1,612    1,178
Leasehold improvements                            4,319    2,782
Capital lease equipment                           1,055    1,770
Land, building, and improvements                 20,939        -
                                                 -------   ------
                                                 56,943    25,847
Less accumulated depreciation and amortization   15,814    12,029
                                                 -------   ------
     Total property and equipment, net         $ 41,129    13,818
                                                 -------   ------
                                                 -------   ------

6    Indebtedness

At December 31, 1993, the Company had a loan agreement with a bank that provided for a term loan, a line of credit for financing contract receivables, and a long-term, revolving line of credit for working capital purposes. The lines of credit were secured by eligible receivables, inventory, property, and equipment, and bore interest at the bank's prime rate. At December 31, 1993, the Company had borrowings of $481,000 under the contract receivables line of credit and $10,251,000 under the long-term, revolving line of credit.

On April 19, 1994, the Company entered into a loan agreement with two banks that provided for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (8.5% at December 31, 1994) or LIBOR plus 1.75% (7.75% at December 31, 1994).
The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At December 31, 1994, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/16% is payable quarterly on the unused portion of the revolving line of credit.

On April 19, 1994, the Company entered into a loan agreement with two banks that provided for a term loan of $17,425,000 to fund the $20,000,00 purchase of its Kansas City headquarters complex. On July 29, 1994, the Company issued $30,000,000 of Senior Notes. The note proceeds were used to repay the term loan, which then terminated, and reduce the outstanding borrowings under the revolving line of credit.

The Senior Notes are payable in five equal annual installments beginning in August 2000. Interest is payable on February 1 and August 1 at a rate of 8.3%. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends.

The fair value of the Company's Senior Notes is estimated to be $28,716,000, based on the quoted market prices for similar issues offered to the Company for debt of the same remaining maturities. Although the fair value of the long-term debt is less than the carrying amount, settlement at the reported fair value does not include potential taxes and other expenses that would be incurred in an actual settlement. The Company estimates that the fair value of the long-term portion of capital leases approximates the carrying value.


Long-term debt is as follows:


                                                                1994      1993
                                                              ---------------------
                                                                    (In thousands)

Revolving line of credit, interest payable monthly at prime
     (8.5% at December 31, 1994), secured by receivables,
     inventory, and all property and equipment                   $ --        10,251

Senior Notes, 8.3% due 2004                                        30,000        --

Obligation under capital lease agreements, interest at 6 - 10%
     payable in monthly installments through August 1997,
     secured by equipment                                             395       614
                                                                  --------  --------
                                                                   30,395    10,865

Less current installments                                             160       511
                                                                  --------  --------
     Long-term debt, excluding current installments              $ 30,235    10,354
                                                                  --------  --------
                                                                  --------  --------



Scheduled maturities of long-term debt (in thousands) at December 31, 1994, are as follows:



Years
ending
December
31
---------

1995                     $    160
1996                          130
1997                          105
2000 and thereafter        30,000
                          -------
                        $  30,395
                          -------
                          -------


7    Interest Income and Expense


A summary of interest income and expense is as follows:


                                 1994      1993    1992
                                 ----------------------
                                     (In thousands)
Interest income                 $    542     438     403
Interest expense                  (1,870)   (648)   (697)
                                 --------   -----   ------
     Interest expense, net      $ (1,328)   (210)   (294)
                                 --------   -----   ------
                                 --------   -----   ------


8    Stock Options

The Company has three incentive stock option plans and a nonqualified stock option plan. Stock Option Plan A (Plan
A) was approved by the Board of Directors on September 20, 1983, and expired on September 20, 1993. Stock Option Plan
B (Plan B) was approved by the Board of Directors on November 30, 1983, and expired on November 30, 1993. Stock
Option Plan C (Plan C) was approved by the Board of
Directors on May 18, 1993.  The NonQualified Stock Option
Plan was approved by the Board of Directors on February 19, 1991.

All associate stock options authorized under Plan A were granted prior to December 31, 1983. Options granted under Plan A were exercisable through September 20, 1993, at $.38 per share (fair market value on the date of grant) and contained restrictions as to transferability and exercisability after termination of employment.
Transactions for associate stock options under Plan A are summarized as follows:


                                      Number of
                                       shares       Exercise    Shares
                                    under option     price    exercisable
                                  ----------------------------------------

Outstanding, December 31, 1991             179,200       $  .38      179,200
Exercised                                  (60,000)         .38
                                         -----------

Outstanding, December 31, 1992             119,200          .38      119,200
Exercised                                 (119,200)         .38
                                         -----------

Outstanding, December 31, 1993 and 1994          -       $                -
                                         -----------
                                         -----------



Under Plan B, the Company could grant to associates options to purchase shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.
Transactions for associate stock options under Plan B are summarized as follows:


                              Number of
                              shares              Exercise  Shares
                              under option        price    exercisable
Outstanding, December 31, 1991       1,569,052    $  1.00-5.00     704,600
 Granted                                44,000       3.69-24.13
 Canceled                              (31,312)      2.38-3.03
 Exercised                            (133,852)      1.00-5.00
                                     ----------

Outstanding, December 31, 1992       1,447,888        1.00-24.13    817,204
 Granted                                71,000       17.25-35.13
 Canceled                              (24,600)       2.69-21.38
 Exercised                            (359,581)       1.00-4.50
                                     ----------

Outstanding, December 31, 1993       1,134,707        1.00-35.13    734,667
 Canceled                              (18,400)             2.69
 Exercised                            (348,780)       1.00- 8.94
                                     ----------

Outstanding, December 31, 1994         767,527     $  1.00-35.13    564,727
                                     ----------
                                     ----------


Under Plan C, the Company may grant to associates options to purchase shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.
Transactions for associate stock options under Plan C are summarized as follows:


                                   Number of shares  Exercise      Shares
                                     under option      price     exercisable
                                   -------------------------------------------
Outstanding, December 31, 1993                -       $      -           -
Granted                                  47,500         25.13-37.75
Canceled                                   (300)              28.25
                                         -------

Outstanding, December 31, 1994           47,200       $ 25.13-37.75      -
                                         -------
                                         -------


Under the NonQualified Stock Option Plan, the Company may grant to associates, consultants, or advisors options to purchase shares of common stock through January 1, 2000.
The options are exercisable at a price and during a period determined by the Stock Option Committee.

Transactions under the NonQualified Stock Option Plan and other nonqualified stock option agreements are summarized as follows:


                                 Number of shares   Exercise     Shares
                                   under option       price    exercisable
                                 --------------------------------------------

Outstanding, December 31, 1991       292,000        $  2.50-3.06     72,000
Granted                                 -                  -
                                     --------

Outstanding, December 31, 1992       292,000           2.50-3.06    114,000
Exercised                            (40,000)          2.69-3.06
                                     --------

Outstanding, December 31, 1993       252,000           2.50-3.06    106,000
Granted                              157,916          25.13-37.75
Exercised                            (40,000)                2.69
                                     --------

Outstanding, December 31, 1994       369,916        $  2.50-37.75   122,000
                                     --------
                                     --------


9    Income Taxes


Income taxes for the years ended December 31, 1994, 1993, and 1992, consist of the following:



                                1994     1993    1992
                               -----------------------
                                   (In thousands)
Current:
     Federal                $  3,740    1,767    5,001
     State                       692      333      768
     Foreign                     501      (38)      56
                             -------    ------   -----
          Total current        4,933    2,062    5,825
                             -------    ------   -----


Deferred:
     Federal                   7,043    6,531      295
     State                       919      969      241
     Foreign                      55       --       --
                              -------   ------   ------
          Total deferred       8,017    7,500      536
                              -------   ------   ------
     Total income tax       $ 12,950    9,562    6,361
                              -------   ------   ------
                              -------   ------   ------

Included in 1993 deferred income tax expense is approximately $88,000 resulting from the increase in the statutory tax rate.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at December 31, 1994 and 1993, relate to the following:

                                                1994      1993
                                               ----------------
                                                (In thousands)

Software development costs                    $  6,776    5,401
Contract and service revenues and costs          1,704       --
Depreciation and amortization                      789      594
Operating leases                                  (151)    (235)
                                               --------   ------
     Noncurrent deferred income tax liability    9,118    5,760
                                               --------   ------
                                               --------   ------

Contract and service revenues an costs           8,136    2,669
Other                                           (1,484)    (676)
                                               --------   -------
     Current deferred income                     6,652    1,993
                                               --------   -------
     Net deferred income taxes                $ 15,770    7,753
                                               --------   -------
                                               --------   -------


Net deferred income taxes at December 31, 1994, are composed of deferred tax liabilities of $17,758,000 and deferred tax assets of $1,988,000. At December 31, 1993, deferred tax liabilities were $11,113,000 and deferred tax assets were $3,360,000. There was no valuation allowance provided for deferred tax assets at December 31, 1994 or 1993.

The effective income tax rates for 1994, 1993, and 1992 were 40%, 40%, and 39%, respectively. These effective rates differ from the federal statutory rate of 35% in 1994 and 1993 and 34% in 1992 as follows:


                                             1994    1993     1992
                                            ------------------------
                                                  (In thousands)
Tax expense at statutory rates            $  11,358   8,442    5,540
State income tax, net of federal benefit      1,047     846      666
Other, net                                      545     274      155
                                            --------  ------   ------
     Total income tax                     $  12,950   9,562    6,361
                                            --------  ------   ------
                                            --------  ------   ------



Income taxes payable at December 31, 1994, 1993, and 1992, are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1994, 1993, and 1992 benefits of $1,000,000, $3,200,000, and $896,000, respectively, are treated as increases to additional paid-in capital.

10   Associate Stock Purchase Retirement Plan

The Company established the Cerner Corporation Associate Stock Purchase Retirement Plan (the Plan) under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pre-tax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to a maximum of $600 per participant. The Company's expense for the plan amounted to $316,000, $275,000, and $154,000 for 1994, 1993, and 1992, respectively.

11   Commitments

The Company is committed under operating leases for office space through December 1999 and for computer equipment through March 1995. Rent expense for office and warehouse space for the Company's regional and international offices for 1994, 1993, and 1992 was $1,721,000, $2,195,000, and
$1,604,000, respectively. Lease expense for computer equipment was $328,000, $323,000, and $315,000, in 1994,
1993, and 1992, respectively. Aggregate minimum future payments (in thousands) under these noncancelable leases are as follows:


               Years ending
               December 31
               ------------
               1995       $  1,253
               1996          1,243
               1997          1,253
               1998          1,047
               1999            319


At December 31, 1994, the Company was committed to spending
$3,332,000 under a construction contract for a new building at its Kansas City headquarters complex. The completed cost of the new building is estimated to be $6,000,000 to $8,000,000.

12   Real Estate Lease Revenue

The Company leases space to unrelated parties in its Kansas
City headquarters complex under noncancelable operating leases. Rental income from April 19, 1994 (the date of the Company's purchase of its headquarters complex), to December 31, 1994, was $1,843,000. Future minimum lease revenues (in thousands) under these noncancelable operating leases expiring in 1999 are as follows:

               Years ending
               December 31
               -------------
               1995       $  2,099
               1996          2,023
               1997          1,752
               1998          1,333
               1999          1,016


13   Stockholders' Equity

At December 31, 1994 and 1993, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

14   Quarterly Results (unaudited)


Selected quarterly financial data for 1994 and 1993 is set forth below:



                                               Earnings
                                                before                Primary
                                                income       Net      earnings
                                    Revenues    taxes      earnings   per share
                                   ----------------------------------------------

(In thousands, except
per share data)


1994 Quarterly Results:
March 31                            $ 30,515     4,724       3,002        .20
June 30                               39,795     8,253       4,903        .33
September 30                          40,933     8,387       5,069        .34
December 31                           44,674    11,087       6,527        .44
                                     -------   -------      ------
     Total                         $ 155,917    32,451      19,501       1.31
                                     -------   -------      ------
                                     -------   -------      ------

1993 Quarterly Results:

March 31                            $ 24,137     4,320       2,560        .18
June 30                               29,834     5,568       3,314        .23
September 30                          32,334     6,809       4,072        .28
December 31                           34,267     7,423       4,612        .31
                                     -------    ------      ------
     Total                         $ 120,572    24,120      14,558       1.00
                                     -------    ------      ------
                                     -------    ------      ------

SCHEDULE II

                               Cerner Corporation
                       Valuation and Qualifying Accounts
                       ---------------------------------

                        Balance at    Allowance
                        Beginning     Acquired in                 Balance at
Description             of Period     Acquisitions  Deductions    End of Period
-------------------------------------------------------------------------------

For Year Ended
December 31, 1993

Doubtful Accounts       $  300,000    $  234,268    $        0    $  534,268

Sales Allowances        $  300,000    $        0    $        0    $  300,000


                                      Additions
                        Balance at    Charged to
                        Beginning     Costs and                   Balance at
Description             of Period     Expenses      Deductions    End of Period
-------------------------------------------------------------------------------

For Year Ended
December 31, 1994

Doubtful Accounts       $  534,268    $        0    $  100,000    $  434,268

Sales Allowances        $  300,000    $        0    $        0    $  300,000

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of Directors
Cerner Corporation:


Under date of February 10, 1995, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements in our report thereon are included in the Company's annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Kansas City, Missouri
February 10, 1995