Form 10-Q
period 1995-04-01
CERNER CORP /MO/
filed 1995-05-16
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    April 1, 1995
                                           -------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                     -----------  -----------

                    Commission File Number     0-15386
                                          ---------------

                         CERNER CORPORATION
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                               43-1196944
- - - - ----------------------------                   ---------------
(State or other jurisdiction                   (I.R.S.Employer
of incorporation or organization)              Identification Number)


                         2800 Rockcreek Parkway
                       Kansas City, Missouri  64117
                            (816) 221-1024
          -----------------------------------------------------------
          (Address of Principal Executive Offices, including zip code;
              registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X             No
                          ------         ------

     There were 14,148,271 shares of Common Stock, $.01 par value, outstanding at April 1, 1995.

                   CERNER CORPORATION AND SUBSIDIARIES
                   -----------------------------------

                               I N D E X
                               ----------

Part I.    Financial Information:

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of April 1, 1995 and December 31, 1994 (unaudited)

           Consolidated Statements of Earnings for the three months ended April 1, 1995 and March 31, 1994 (unaudited)

           Consolidated Statements of Cash Flows
           for the three months ended April 1, 1995 and March 31, 1994 (unaudited)

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II.   Other Information:

Item 6.     Exhibits and Reports on Form 8-K

Part I.  Financial Information
Item 1.  Financial Statements

                            CERNER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                              April 1,           December 31,
                                                1995                 1994
                                              --------           ------------
(In thousands)
Assets
    Current Assets:
      Cash and cash equivalents              $  16,445             $  15,305
      Receivables                               69,683                65,148
      Inventory                                  1,667                 2,218
      Prepaid expenses and other                 1,124                   979
                                             ---------             ---------

      Total current assets                      88,919                83,650

    Property and equipment, net                 43,608                41,129
    Software development costs, net             19,537                18,784
    Intangible assets, net                       6,059                 6,390
    Noncurrent receivables                       4,261                 4,508
    Other assets                                 1,911                 1,949
                                             ---------            ----------

                                             $ 164,295             $ 156,410
                                             ---------            ----------
                                             ---------            ----------

Liabilities and Stockholders' Equity
   Current Liabilities:
     Accounts payable                        $  11,302             $  13,485
     Current installments of long-term debt        123                   160
     Advanced billings                           4,112                 3,737
     Accrued income taxes                        8,172                 6,652
     Accrued payroll and tax withholdings        5,186                 4,689
     Other accrued expenses                      2,402                 2,557
                                             ---------            ----------

   Total Current Liabilities                    31,297               31,280
                                              ---------            ----------

   Long-term debt, net                          31,453               30,235
   Deferred income taxes                        10,782                9,118

   Stockholders' Equity:
     Common stock, $.01 par value,50,000,000
       shares authorized, 14,661,289 shares
       issued in 1995 and 14,510,816 issued
       in 1994                                     147                  145
     Additional paid-in capital                 31,474               30,947
     Retained earnings                          64,895               60,353
     Treasury stock, at cost
       (513,018 shares in 1995 and 1994)        (5,693)              (5,693)
     Foreign currency translation adjustment       (60)                  25
                                              ---------           ----------

     Total stockholders' equity                 90,763               85,777
                                              ---------           ----------

                                             $ 164,295             $ 156,410
                                             ----------           -----------
                                             ----------           -----------

See notes to consolidated financial statements.

                            CERNER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                      (UNAUDITED)

                                               Three Months Ended
                                          April 1,            March 31,
                                        ------------        -------------

(In thousands, except per share data)

                                            1995                 1994
                                            ----                 ----
Revenues:
     System sales                       $  29,988             $  20,106
     Support and maintenance               11,647                 9,600
     Other                                  1,557                   809
                                        ---------             ---------

     Total revenues                        43,192                30,515
                                        ---------             ---------

Costs and expenses:
     Cost of revenues                      12,068                 8,929
     Sales and client service              11,176                 9,091
     Software development                   7,621                 5,082
     General and administrative             4,043                 2,605
                                        ---------             ---------

     Total costs and expenses              34,908                25,707
                                        ---------             ---------

Operating earnings                          8,284                 4,808

Interest expense, net                         468                    84
                                        ---------             ---------
Earnings before income taxes                7,816                 4,724
Income taxes                                3,275                 1,722
                                        ---------             ---------

Net earnings                            $   4,541              $  3,002
                                        ---------             ---------
                                        ---------             ---------

Earnings per share                      $    0.30              $   0.20
                                        ---------             ---------
                                        ---------             ---------

Weighted average shares outstanding        14,946                14,866

See notes to consolidated financial statements.


                                     CERNER CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                       Three Months Ended
                                                     April 1,      March 31,
                                                     --------      ---------
(In thousands)
                                                       1995           1994
                                                       ----           ----
Cash flows from operating activities:
Net earnings                                         $  4,541       $  3,002
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and amortization                     3,090          2,431
      Issuance of stock as compensation                     7             13
      Provision for deferred income taxes               2,185             --
      Loss on disposal of capital equipment                 2             --
Changes in assets and liabilities:
      Receivables                                      (4,288)        (2,444)
      Inventory                                           551           (208)
      Prepaid expenses and other                         (113)         2,020
      Accounts payable                                 (2,183)        (1,225)
      Accrued income taxes                              1,000          1,270
      Other accrued liabilities                           717         (1,677)
                                                     ---------     ----------
      Total adjustments                                   968            180
                                                     ---------     ----------
         Net cash provided by operating activities      5,509          3,182
                                                     ---------     ----------

Cash flows from investing activities:
      Purchase of capital equipment                    (2,246)        (2,237)
      Purchase of land, building and improvements      (1,681)            --
      Capitalized software development costs           (2,061)        (1,932)
                                                     ---------     ----------
         Net cash used in investing activities         (5,988)        (4,169)
                                                     ---------     ----------

Cash flows from financing activities:
      Net payments under short-term notes payable          --             (2)
      Proceeds from issuance of long-term debt          2,266             --
      Repayment of long-term debt                      (1,085)          (137)
      Proceeds from exercise of options                   523            137
                                                     ---------     ----------
         Net cash provided by (used in)
           financing activities                         1,704             (2)
                                                     ---------     ----------
Foreign currency translation adjustment                   (85)            (1)
                                                     ---------     ----------
Net increase (decrease) in cash and cash equivalents    1,140           (990)

Cash and cash equivalents at beginning of period       15,305         16,784
                                                     ---------     ----------
Cash and cash equivalents at end of period           $ 16,445       $ 15,794
                                                     ---------     ----------
                                                     ---------     ----------



See notes to consolidated financial statements.

                              CERNER CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Interim Statement Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 1, 1995 and December 31, 1994 and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.

(2)  Earnings Per Share

     Net earnings per share for the three months ended April 1, 1995 and March 31, 1994 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Revenues for the three month period ended April 1, 1995 increased $12,677,000 (42%) over the same prior year period. Revenues for the first quarter of 1995 reflect an increase in system sales of $9,882,000 (49%) over the first quarter of 1994. The increases in systems sales result principally from an increase in HNA-type agreements and incremental hardware and software sold back to the client base. HNA contracts were 47% of total systems sales for the first quarter of 1995 compared to 34% for the same period in 1994. An HNA contract is an initial contract that includes the Company's ProNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. ProNet Order Management gives clients access to the full intrarelationship of the Company's products. The sale of additional hardware and software products to the installed client base for the first quarter of 1995 increased 91% over the first quarter of 1994.

     Support and maintenance revenues for the first quarter of 1995 increased 21% over the same prior year period due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased $748,000 (92%) over the same prior year period. This increase is due primarily to real estate lease revenues from unrelated parties.

     The gross profit margin percentage for the first quarter of 1995 was 72% compared to 71% for the same period in 1994.

     Total operating expenses (sales and client service, software development and general and administrative) for the three month period ended April 1, 1995 were 53% of total revenues compared to 55% in 1994. Total operating expenses increased 36% over the same prior year period.
The increase in operating expenses is due primarily to increases in the number of employees and employee related expenses. The increase in the number of employees is due to the Company's expanded client base and continued development of clinical information system products to complement the exisiting product lines.

     Net interest expense increased $384,000 in the first quarter of 1995 compared to the same period in 1994. This increase in interest expense is due to financing the $20,000,000 purchase of its Kansas City headquarters complex, which was completed on April 19, 1994. The higher interest expense is more than offset by a reduction in the Company's rent expense and an increase in lease revenues from unrelated parties.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of system installation milestone events in any fiscal quarter. The Company expects fluctuations in quarterly financial results to continue.

Capital Resources and Liquidity

     The Company's liquidity position remains strong with total cash and cash equivalents of $16,445,000 at April 1, 1995 and working capital of $57,622,000. The Company generated net cash from operations of $5,509,000 and $3,182,000 during the three month periods ended April 1, 1995 and March 31, 1994, respectively. The increase in accounts receivable was caused by higher sales. The Company finances its operations, capital expenditures (other than the purchase of its Kansas City headquarters complex and its anticipated capital improvements), and working capital needs from internally generated funds and bank borrowings. At April 1, 1995, the Company had an availability of $16,750,000 on its line of credit.


Part II.  Other Information



Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits

            Exhibit 10 (a)  Licensing Agreement between APACHE Medical
                            Systems, Inc. and Cerner Corporation, dated
                            February 2, 1995

            Exhibit 11   Computation of Earnings Per Share

            Exhibit 27   Financial Data Schedule

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CERNER CORPORATION
                                    ------------------
                                    Registrant




May 15, 1995                        By:/s/ Maureen M. Evans
- - - - ------------                        -----------------------
   Date                             Maureen M. Evans
                                    Treasurer and
                                    Chief Financial Officer