Form 10-Q
period 1995-07-01
CERNER CORP /MO/
filed 1995-07-25
CIK 804753

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   July 1, 1995
                                    ---------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


                     Commission File Number     0-15386
                                            --------------


                              CERNER CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                               43-1196944
- ------------------                                        ---------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                            2800 Rockcreek Parkway
                         Kansas City, Missouri  64117
                                (816) 221-1024
         ------------------------------------------------------------
         (Address of Principal Executive Offices, including zip code;
              registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No
                                   -----     -----

     There were 14,212,729 shares of Common Stock, $.01 par value, outstanding at July 1, 1995, which does not reflect the two-for-one stock split announced on July 17, 1995 to stockholders of record at July 24, 1995.

                      CERNER CORPORATION AND SUBSIDIARIES
                      -----------------------------------

                                   I N D E X
                                   ----------




Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of July 1, 1995 and December 31, 1994 (unaudited)

          Consolidated Statements of Earnings for the three months and six months ended July 1, 1995 and June 30, 1994 (unaudited)

          Consolidated Statements of Cash Flows
          for the six months ended July 1, 1995
          and June 30, 1994 (unaudited)

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      CERNER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JULY 1,    DECEMBER 31,
                                                                 1995         1994
                                                              ---------   -------------
 (In thousands)

Assets
  Current Assets:
   Cash and cash equivalents                                   $ 18,531       $ 15,305
   Receivables                                                   75,128         65,148
   Inventory                                                      2,539          2,218
   Prepaid expenses and other                                     1,342            979
                                                               --------       --------

   Total current assets                                          97,540         83,650

  Property and equipment, net                                    47,068         41,129
  Software development costs, net                                20,786         18,784
  Intangible assets, net                                          6,062          6,390
  Noncurrent receivables                                          5,523          4,508
  Other assets                                                    2,031          1,949
                                                               --------       --------

                                                               $179,010       $156,410
                                                               ========       ========
Liabilities and Stockholders' Equity
  Current Liabilities:
   Accounts payable                                            $ 13,901       $ 13,485
   Current installments of long-term debt                           125            160
   Advanced billings                                              4,799          3,737
   Accrued income taxes                                          11,913          6,652
   Accrued payroll and tax withholdings                           4,506          4,689
   Other accrued expenses                                         3,090          2,557
                                                               --------       --------

  Total Current Liabilities                                      38,334         31,280
                                                               --------       --------

  Long-term debt, net                                            32,781         30,235
  Deferred income taxes                                          10,782          9,118

  Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares
    authorized, 28,938,476 shares issued in 1995 and
    28,508,614 issued in 1994                                       289            285
  Additional paid-in capital                                     31,514         30,807
  Retained earnings                                              71,078         60,353
  Treasury stock, at cost (513,018 shares in 1995 and 1994)      (5,693)        (5,693)
  Foreign currency translation adjustment                           (75)            25
                                                               --------       --------

  Total stockholders' equity                                     97,113         85,777
                                                               --------       --------

                                                               $179,010       $156,410
                                                               ========       ========

See notes to consolidated financial statements.

                      CERNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)




                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        July 1, 1995  June 30, 1994           July 1, 1995     June 30, 1994
                                       -------------  -------------           -------------   ---------------
(In thousands, except per share data)

Revenues:
    System sales                            $35,335        $28,270                 $65,322           $48,376
    Support and maintenance                  11,715         10,165                  23,362            19,765
    Other                                     1,917          1,359                   3,474             2,168
                                            -------        -------                 -------           -------

    Total revenues                           48,967         39,794                  92,158            70,309
                                            -------        -------                 -------           -------

Costs and expenses:
    Cost of revenues                         14,219         12,670                  26,286            21,600
    Sales and client service                 12,815          9,981                  23,991            19,073
    Software development                      7,432          5,395                  15,053            10,477
    General and administrative                3,737          3,161                   7,779             5,764
                                            -------        -------                 -------           -------

    Total costs and expenses                 38,203         31,207                  73,109            56,914
                                            -------        -------                 -------           -------

Operating earnings                           10,764          8,587                  19,049            13,395

Interest expense, net                           493            334                     961               418
                                            -------        -------                 -------           -------
Earnings before income taxes                 10,271          8,253                  18,088            12,977
Income Taxes                                  4,087          3,350                   7,363             5,072
                                            -------        -------                 -------           -------

Net earnings                                $ 6,184        $ 4,903                 $10,725           $ 7,905
                                            =======        =======                 =======           =======

Earnings per share                          $   .21        $   .17                 $   .36           $   .27
                                            =======        =======                 =======           =======

Weighted average shares outstanding          29,941         29,648                  29,920            29,699
                                            -------        -------                 -------           -------



See notes to consolidated financial statements.

                      CERNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                  JULY 1, 1995      JUNE 30, 1994
                                                  ------------      -------------
(In thousands)

Cash flows from operating activities:
Net earnings                                        $ 10,725           $  7,905
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                        6,148              4,609
  Issuance of stock as compensation                        5                 19
  Provision for deferred income taxes                  4,925              2,712
  Loss on disposal of capital equipment                   10                 --
Changes in assets and liabilities:
  Receivables                                        (10,995)           (11,249)
  Inventory                                             (321)              (747)
  Prepaid expenses and other                            (761)             1,323
  Accounts payable                                       416              2,934
  Accrued income taxes                                 2,000              1,750
  Other accrued liabilities                            1,412               (436)
                                                    --------           --------
  Total adjustments                                    2,839                915
                                                    --------           --------
    Net cash provided by operating activities         13,564              8,820
                                                    --------           --------

Cash flows from investing activities:
  Purchase of capital equipment                       (5,110)            (3,971)
  Purchase of land, building and improvements         (3,712)           (20,145)
  Capitalized software development costs              (4,633)            (3,918)
                                                    --------           --------
    Net cash used in investing activities            (13,455)           (28,034)
                                                    --------           --------

Cash flows from financing activities:
  Net payments under short-term notes payable             --               (485)
  Proceeds from issuance of long-term debt             3,626             19,845
  Proceeds of long-term debt                          (1,115)              (269)
  Proceeds from exercise of options                      706                602
                                                    --------           --------
    Net cash provided by financing activities          3,217             19,693
                                                    --------           --------
Foreign currency translation adjustment                 (100)                16
                                                    --------           --------

Net increase in cash and cash equivalents              3,226                495

Cash and cash equivalents at beginning of period      15,305             16,784
                                                    --------           --------

Cash and cash equivalents at end of period          $ 18,531           $ 17,279
                                                    ========           ========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 1, 1995 and December 31, 1994 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.


(2)  Earnings Per Share

     Net earnings per share for the three months and six months ended July 1, 1995 and June 30, 1994 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.


(3)  Stock Dividend

     On July 17, 1995, the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent (100%) stock dividend payable on August 4, 1995, to stockholders of record July 24, 1995. All share and per share data have been restated for all periods presented herein to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

 Three Months Ended July 1, 1995 Compared to Three Months Ended June 30, 1994

  The Company's revenues increased 23% from $39,794,000 for the three-month period ended June 30, 1994 to $48,967,000 for the three-month period ended July 1, 1995. Net earnings increased 26% from $4,903,000 in the 1994 period to $6,184,000 for the 1995 period.

  In the 1995 period, revenues increased due to an increase in system sales and support of installed systems. System sales increased 25% from $28,270,000 for the three-month period ended June 30, 1994 to $35,335,000 for the corresponding period in 1995. This increase in system sales resulted principally from an increase in installations under HNA contracts and additional hardware and software sales to the Company's existing client base. HNA contracts comprised 41% of total system sales in the second quarter of 1995 compared to 32% for the same period in 1994. An HNA contract is an initial contract that includes the Company's ProNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. ProNet Order Management gives clients the ability to access the full "intrarelationship" of the Company's HNA products. The sale of additional hardware and software products to the installed client base increased 39% in the second quarter of 1995 over the same period in 1994.

  At July 1, 1995, the Company had $58,806,000 in contract backlog and $90,819,000 in support and maintenance backlog, compared to $46,935,000 in contract backlog and $69,070,000 in support backlog at June 30, 1994. The HNA contracts signed in 1994 and in the second quarter of 1995 will contribute significantly to future revenues and margin due to the relatively large amount of revenue generated by such contracts, which is recognized over a longer time period for HNA contracts than for other products offered by the Company.

  Support and maintenance revenues increased 15% from $10,165,000 during the second quarter of 1994 to $11,715,000 during the same period in 1995. This increase was due primarily to the increase in the Company's installed and converted client base. The number of clients converted and paying monthly software support fees was 570 at July 1, 1995, compared to 530 at June 30, 1994. The number of clients paying monthly hardware maintenance fees was 297 at July 1, 1995, compared to 268 at June 30, 1994.

  Other revenues increased 41% from $1,359,000 in the second quarter of 1994 to $1,917,000 in the same period of 1995. This increase was due primarily to real estate lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

  The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 29% of total revenues in the second quarter of 1995 and 32% of total revenues in the comparable period in 1994. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multi-product projects which carry a lower cost of revenue percentage.

  Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 26% and 25% in the second quarter of 1995 and 1994, respectively. The increase in total sales and client service expenses from $9,981,000 in 1994 to $12,815,000 in 1995 was attributable to the cost of a larger regional field sales and service organization, marketing of new products and international marketing initiatives.

  Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1995 and 1994 were $8,373,000 and $6,392,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $2,265,000 and $1,985,000 for the second quarter of 1995 and 1994, respectively. The increase in aggregate expenditures for software development in 1995 was due to development of clinical information system products to complement the Company's existing product line.

  General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the second quarter of both 1995 and 1994.

  Net interest expense was 48% higher in the second quarter of 1995 than in the same period in 1994. This increase in interest expense was due to interest costs associated with the $30,000,000 principal amount of 8.30% Senior Notes issued by the Company in July 1994 to refinance the purchase of the Company's headquarters complex and to finance capital improvements to the complex. The higher interest expense was offset by a reduction in the Company's rent expense and an increase in lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

  The Company's effective tax rates were 40% and 41% for the second quarter of 1995 and 1994, respectively.

 Six Months Ended July 1, 1995 Compared to Six Months Ended June 30, 1994

  The Company's revenues increased 31% from $70,309,000 for the six-month period ended June 30, 1994 to $92,158,000 for the six-month period ended July 1, 1995. Net earnings increased 36% from $7,905,000 in the 1994 period to $10,725,000 for the 1995 period.

  In the 1995 period, revenues increased due to an increase in system sales and support of installed systems. System sales increased 35% from $48,376,000 for the six-month period ended June 30, 1994 to $65,322,000 for the corresponding period in 1995. This increase in system sales resulted principally from an increase in installations under HNA contracts and additional hardware and software sales to the Company's existing client base. HNA contracts comprised 44% of total system sales in the first six months of 1995 compared to 33% for the same period in 1994. An HNA contract is an initial contract that includes the Company's ProNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. ProNet Order Management gives clients the ability to access the full "intrarelationship" of the Company's HNA products. The sale of additional hardware and software products to the installed client base increased 58% in the first six months of 1995 over the same period in 1994.

  At July 1, 1995, the Company had $58,806,000 in contract backlog and $90,819,000 in support and maintenance backlog, compared to $46,935,000 in contract backlog and $69,070,000 in support backlog at June 30, 1994. The HNA contracts signed in 1994 and in the first six months of 1995 will contribute significantly to future revenues and margin due to the relatively large amount of revenue generated by such contracts, which is recognized over a longer time period for HNA contracts than for other products offered by the Company.

  Support and maintenance revenues increased 18% from $19,765,000 during the first six months of 1994 to $23,362,000 during the same period in 1995. This increase was due primarily to the increase in the Company's installed and converted client base. The number of clients converted and paying monthly software support fees was 570 at July 1, 1995, compared to 530 at June 30, 1994. The number of clients paying monthly hardware maintenance fees was 297 at July 1, 1995, compared to 268 at June 30, 1994.

  Other revenues increased 60% from $2,168,000 in the first half of 1994 to $3,474,000 in the same period of 1995. This increase was due primarily to real estate lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

  The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 29% of total revenues in the first six months of 1995 and 31% of total revenues in the comparable period in 1994. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multi-product projects which carry a lower cost of revenue percentage.

  Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 26% and 27% in the first half of 1995 and 1994, respectively. The increase in total sales and client service expenses from $19,073,000 in 1994 to $23,991,000 in 1995 was attributable to the cost of a larger regional field sales and service organization, marketing of new products and international marketing initiatives.

  Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first half of 1995 and 1994 were $16,717,000 and $12,575,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $4,633,000 and $3,918,000 for the first six months of 1995 and 1994, respectively. The increase in aggregate expenditures for software development in 1995 was due to development of clinical information system products to complement the Company's existing product line.

  General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first six months of both 1995 and 1994.

  Net interest expense was 130% higher in the first half of 1995 than in the same period in 1994. This increase in interest expense was due to interest costs associated with the $30,000,000 principal amount of 8.30% Senior Notes issued by the Company in July 1994 to refinance the purchase of the Company's headquarters complex and to finance capital improvements to the complex. The higher interest expense was offset by a reduction in the Company's rent expense and an increase in lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

  The Company's effective tax rates were 41% and 39% for the first six months of 1995 and 1994, respectively.

Capital Resources and Liquidity
- -------------------------------

    The Company's liquidity position remains strong with total cash and cash equivalents of $18,531,000 at July 1, 1995 and working capital of $59,206,000. The Company generated net cash from operations of $13,564,000 and $8,820,000 during the six month periods ended July 1, 1995 and June 30, 1994, respectively. The increase in accounts receivable was caused by higher sales. The Company finances its operations, capital expenditures (other than the purchase of its Kansas City headquarters complex and its anticipated capital improvements), and working capital needs from internally generated funds and bank borrowings. At July 1, 1995, the Company had an availability of $15,390,000 on its line of credit.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

At the Company's annual shareholders meeting held on May 16, 1995, Clifford W. Illig and Gerald E. Bisbee, Jr. were reelected as Class III Directors, for three year terms expiring at the 1998 annual shareholders meeting. Michael E. Herman was elected as a new member to the Board of Directors as a Class III Director, for a three year term expiring at the 1998 annual shareholders meeting. Neal L. Patterson, Charles S. Runnion, III, David M. Margulies, M.D., David J. Hart, and Thomas C. Tinstman, M.D. continued as directors after the meeting. The vote was as follows:

                                                        Abstention and Broker
                             For          Withheld            Non-Votes
                       --------------     --------      ---------------------
Clifford W. Illig        12,077,610              0              98,380
Gerald E. Bisbee, Jr.    12,082,242              0              93,748
Michael E. Herman        12,088,011              0              87,979

The shareholders also approved an amendment to the Nonqualified Stock Option Plan of the Company that increased the number of shares of Common Stock for which options could be issued from 450,000 to 1,300,000 shares, made Neal L. Patterson and Clifford W. Illig eligible under the Plan and extended the duration of the Plan to January 1, 2005. Shares voted in favor were 9,757,228, shares against 1,041,230 and shares abstained or were broker non-votes 126,004.

The shareholders also ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 30, 1995. Shares voted in favor were 12,034,499, shares against 28,997and shares abstained or were broker non-votes 61,874.

Shareholder votes do not reflect the two-for-one Stock Split declared on July 17, 1995.


ITEM 5.    OTHER INFORMATION.
           -----------------

  On July 17, 1995, the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent (100%) stock dividend payable on August 4, 1995, to stockholders of record July 24, 1995.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

     (a)    Exhibits

            Exhibit 3        Amended Bylaws of the Registrant

            Exhibit 10(a) Amended Non-Qualified Stock Option Plan of the Registrant

            Exhibit 10(b) Non-Qualified Stock Option Agreement between the Registrant and Michael E. Herman

            Exhibit 10(c) Non-Qualified Stock Option Agreement between the Registrant and Clifford W. Illig

            Exhibit 10(d) Non-Qualified Stock Option Agreement between the Registrant and

                             Neal L. Patterson

            Exhibit 10(e) Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr., David J. Hart, Thomas C. Tinstman, David M. Margulies and Charles S. Runnion, III (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

            Exhibit 11       Computation of Earnings Per Share

            Exhibit 27       Financial Data Schedule

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CERNER CORPORATION
                                       ------------------
                                       Registrant



July 25, 1995                          By: /s/ Maureen M. Evans
- -------------                              --------------------
    Date                                   Maureen M. Evans
                                           Treasurer and
                                           Chief Financial Officer