Form 10-Q
period 1995-09-30
CERNER CORP /MO/
filed 1995-11-14
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1995
                                     ----------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________


              Commission File Number        0-15386
                                      -------------------


                         CERNER CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Delaware                                   43-1196944
---------------------------                   ----------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

                     Yes    X       No _____

     There were 32,237,371 shares of Common Stock, $.01 par value, outstanding at September 30, 1995.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------



Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994 (unaudited)

              Consolidated Statements of Earnings for the three months and nine months ended September 30, 1995 and September 30, 1994 (unaudited)

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1995 and September 30, 1994 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

Part I.  Financial Information

Item 1.  Financial Statements

                     CERNER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                               September 30,   December 31,
                                                    1995          1994
                                               -------------   ------------

(In thousands)
Assets
     Current Assets:
        Cash and cash equivalents                $   8,170      $   5,984
        Short-term investments                     109,930          9,321
        Receivables                                 77,645         65,148
        Inventory                                    2,048          2,218
        Prepaid expenses and other                   2,203            979
                                                 ----------     ----------

        Total current assets                       199,996         83,650

     Property and equipment, net                    50,168         41,129
     Software development costs, net                21,799         18,784
     Intangible assets, net                          5,860          6,390
     Noncurrent receivables                          5,057          4,508
     Other assets                                    1,943          1,949
                                                 ----------     ----------

                                                 $ 284,823      $ 156,410
                                                 ----------     ----------
                                                 ----------     ----------
Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                         $  12,024      $  13,485
        Current installments of long-term debt         128            160
        Advanced billings                            4,265          3,737
        Accrued income taxes                        10,336          6,652
        Accrued payroll and tax withholdings         4,823          4,689
        Other accrued expenses                       2,495          2,557
                                                 ----------     ----------

     Total Current Liabilities                      34,071         31,280
                                                 ----------     ----------

     Long-term debt, net                            30,137         30,235
     Deferred income taxes                          10,782          9,118

     Stockholders' Equity:
      Common stock, $.01 par value,
       50,000,000 shares authorized,
       32,750,389 shares issued in 1995
       and 28,508,614 issued in 1994                   328            285
     Additional paid-in capital                    140,590         30,807
     Retained earnings                              74,570         60,353
     Treasury stock, at cost (513,018 shares
      in 1995 and 1994)                             (5,693)        (5,693)
     Foreign currency translation adjustment            38             25
                                                 ----------     ----------

     Total stockholders' equity                    209,833         85,777
                                                 ----------     ----------

                                                 $ 284,823      $ 156,410
                                                 ----------     ----------
                                                 ----------     ----------

See notes to consolidated financial statements.



                     CERNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                                     Three Months Ended                   Nine Months Ended
                                September 30,   September 30,       September 30,   September 30,
                                    1995            1994                1995            1994
                                -------------   -------------       -------------   -------------

(In thousands, except per
share data)

Revenues:
  System sales                     $  27,243       $  28,900           $  92,565       $  77,277
  Support and maintenance             12,747          10,560              36,059          30,325
  Other                                1,734           1,473               5,259           3,641
                                   ----------      ----------          ----------      ----------

  Total revenues                      41,724          40,933             133,883         111,243
                                   ----------      ----------          ----------      ----------

Costs and expenses:
  Cost of revenues                    11,724          12,955              38,011          34,555
  Sales and client service            12,657           9,907              36,648          28,980
  Software development                 7,429           5,862              22,482          16,339
  General and administrative           4,390           3,413              12,171           9,178
                                   ----------      ----------          ----------      ----------

  Total costs and expenses            36,200          32,137             109,312          89,052
                                   ----------      ----------          ----------      ----------

Operating earnings                     5,524           8,796              24,571          22,191

Interest income (interest), net          251            (409)               (710)           (827)
                                   ----------      ----------          ----------      ----------
Earnings before income taxes           5,775           8,387              23,861          21,364
Income Taxes                           2,284           3,318               9,646           8,390
                                   ----------      ----------          ----------      ----------

Net earnings                       $   3,491       $   5,069           $  14,215       $  12,974
                                   ----------      ----------          ----------      ----------
                                   ----------      ----------          ----------      ----------

Earnings per share                 $     .11       $     .17           $     .46       $     .44
                                   ----------      ----------          ----------      ----------
                                   ----------      ----------          ----------      ----------

Weighted average shares
 outstanding                          32,226          29,714              30,677          29,707
                                   ----------      ----------          ----------      ----------



See notes to consolidated financial statements.


                     CERNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                 Nine Months Ended
                                                      September 30, 1995    September 30, 1994
                                                      ------------------    ------------------

(In thousands)

Cash flows from operating activities:
Net earnings                                              $   14,215            $   12,974
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization                             9,474                 7,245
     Issuance of stock as compensation                             5                    25
     Provision for deferred income taxes                       3,346                    29
     Loss on disposal of capital equipment                        10                    --
Changes in assets and liabilities:
     Receivables                                             (13,046)              (14,131)
     Inventory                                                   170                  (312)
     Prepaid expenses and other                               (1,636)                1,456
     Accounts payable                                         (1,462)                1,164
     Accrued income taxes                                      2,000                 4,948
     Other accrued liabilities                                   600                  (446)
                                                           ----------            ----------
     Total adjustments                                          (539)                  (22)
                                                           ----------            ----------
       Net cash provided by operating activities              13,676                12,952
                                                           ----------            ----------

Cash flows from investing activities:
     Purchase of capital equipment                            (7,847)               (7,134)
     Purchase of land, building and improvements              (5,840)              (20,278)
     Capitalized software development costs                   (6,899)               (6,053)
                                                           ----------            ----------
       Net cash used in investing activities                 (20,586)              (33,465)
                                                           ----------            ----------

Cash flows from financing activities:
     Net payments under short-term notes payable                  --                  (487)
     Proceeds from issuance of long-term debt                  6,060                49,845
     Repayment of long-term debt                              (6,190)              (30,485)
     Proceeds from public offering, net of expenses          108,727                    --
     Proceeds from exercise of options                         1,094                   851
                                                           ----------            ----------
        Net cash provided by financing activities            109,691                19,724
                                                           ----------            ----------
Foreign currency translation adjustment                           14                   (12)
                                                           ----------            ----------

Net increase (decrease) in cash and cash equivalents
   and short-term investments                                102,795                  (801)

Cash and cash equivalents and short-term investments
    at beginning of period                                    15,305                16,784
                                                           ----------            ----------

Cash and cash equivalents and short-term investments
    at end of period                                       $ 118,100             $  15,983
                                                           ----------            ----------
                                                           ----------            ----------

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

    In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.


(2) Earnings Per Share

    Net earnings per share for the three months and nine months ended September 30, 1995 and September 30, 1994 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

     Revenues for the three months ended September 30, 1995 increased 2% over the same prior year period from $40,933,000 in 1994 to $41,724,000 in 1995. Net earnings for the three months ended September 30, 1995 decreased 31% from $5,069,000 in 1994 to $3,491,000 in 1995. This decrease is due primarily to a 13% increase in costs and expenses while revenues increased only 2%.

     System sales revenue for the three months ended September 30, 1995 decreased 6% from $28,900,000 in 1994 to $27,243,000 in 1995. This decrease is due primarily to a $562,000 decrease in international system sales revenue for the three month period ended September 30, 1995 compared to the prior year period.

     At September 30, 1995, the Company had $67,096,000 in contract backlog and $88,065,000 in support and maintenance backlog, compared to $48,239,000 in contract backlog and $72,268,000 in support and maintenance backlog on September 30, 1994.

     Support and maintenance revenues increased 21% from $10,560,000 in the third quarter of 1994 to $12,747,000 in the third quarter of 1995. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased 18% from $1,473,000 in the third quarter of 1994 to $1,734,000 in the third quarter of 1995. This increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 28% of total revenues in the third quarter of 1995 compared to 32% of total revenues for the same period in 1994. Such costs, as a percent of revenue, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multi-product projects which carry a lower cost of revenue percentage.

     Sales and client service expenses include salaries of client service personnel, communication expenses, and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of revenue were 30% and 24% in the third quarter of 1995 and 1994, respectively. The increase in total sales and client service expenses from $9,907,000 in 1994 to $12,657,000 in 1995 was attributable to the cost of a larger regional sales and service organization and marketing of new products.

     Software development expenses include salaries, documentation and other direct expenses incurred in products development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and non-capitalized portions for the third quarter of 1995 and 1994 were $7,429,000 and $5,862,000 respectively. The increase in expenditures for software development in 1995 was due to development of clinical information system products to complement the Company's existing product line.

     General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percentage of revenues were 11% in the third quarter of 1995 and 8% for the same period in 1994. The increase in general and administrative expenses in 1995 was due primarily to an increase in personnel and training costs.

     Net interest expense decreased 161% in the third quarter of 1995 over the same period in 1994. This decrease is due primarily to interest income from investment of the proceeds from the sale by the Company of 3,716,000 new shares of stock in August 1995.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994.

     Revenues for the nine months ended September 30, 1995 increased 20% over the same prior year period from $111,243,000 in 1994 to $133,883,000 in 1995. Net earnings increased 10% from $12,974,000 in the 1994 period to $14,215,000 in the 1995 period.

     In the 1995 period, revenues increased due to an increase in system sales and support of installed systems. System sales increased 20% from $77,277,000 in the nine months ended September 30, 1994 to $92,565,000 in 1995.
The increase in system sales result principally from an increase in HNA-type agreements and additional hardware and software sales to the existing client base. HNA contracts were 41% of total system sales for the first nine months of 1995 compared to 35% in the first nine months of 1994. An HNA contract is an initial contract that includes the Company's ProNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. ProNet Order Management gives the clients the ability to access the full "intrarelationship" of the Company's HNA products. The sale of additional hardware and software products to the installed client base increased 45% in the first nine months of 1995 over the same period in 1994.

     At September 30, 1995, the Company had $67,096,000 in contract backlog and $88,065,000 in support and maintenance backlog, compared to $48,239,000 in contract backlog and $72,268,000 in support and maintenance backlog on September 30, 1994.

     Support and maintenance revenues increased 19% from $30,325,000 in the first nine months of 1994 to $36,059,000 in the first nine months of 1995. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased 44% from $3,641,000 in the first nine months of 1994 to $5,259,000 in the first nine months of 1995. This increase was due primarily to real estate lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 28% of total revenues in the first nine months of 1995 compared to 31% of total revenues for the same period in 1994. Such costs, as a percent of revenue, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multi-product projects which carry a lower cost of revenue percentage.

     Sales and client service expenses include salaries of client service personnel, communication expenses, and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of revenue were 27% and 26% in the first nine months of 1995 and 1994, respectively. The increase in total sales and client service expense from $28,980,000 in 1994 to $36,648,000 in 1995 was attributable to the cost of a larger regional sales and service organization and marketing of new products.

     Software development expenses include salaries, documentation and other direct expenses incurred in products development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and non-capitalized portions for the first nine months of 1995 and 1994 were $22,482,000 and $16,339,000, respectively. The increase in expenditures for software development in 1995 was due to development of clinical information system products to complement the Company's existing product line.

     General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percentage of revenues were 9% in the first nine months of 1995 and 8% for the same period in 1994. The increase in general and administratvie expenses in 1995 was due primarily to an increase in personnel and training costs.

     Net interest expense decreased 14% in the first nine months of 1995 over the same period in 1994. This decrease is due primarily to interest income from investment of the proceeds from the sale by the Company of 3,716,000 new shares of stock in August 1995.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly financial results to continue.


Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $8,170,000 and short-term investments of $109,930,000 at September 30, 1995 and working capital of $165,925,000. The Company generated net cash from operations of $13,676,000 and $12,952,000 during the nine months ended September 30, 1995 and 1994, respectively. During August 1995, the Company sold 3,716,000 shares of common stock in a public offering. The proceeds of this sale net of underwriting discounts and commissions and expenses were $108,727,000. Prior to the public offering the Company financed its operations, capital expenditures (other than the purchase of the Kansas City headquarters complex and its anticipated capital improvements), and working capital from the internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of September 30, 1995.

     Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog of $155,161,000 at September 30, 1995 included $88,065,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.

Part II.  Other Information




Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

    (a)   Exhibits



          Exhibit 11     Computation of Earnings Per Share

          Exhibit 27     Financial Data Schedule

    (b)   Reports on Form 8-K

          A Form 8-K was filed by the Company on July 14, 1995, reporting a 100% stock dividend of the Company's common stock.

          A Form 8-K was filed by the Company on July 18, 1995, reporting the Company's intent to make an underwritten public offering of the Company's common stock in the amount of $100 million.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   Registrant



November 13, 1995                     By:  /S/Marc G. Naughton
-----------------                          ---------------------------
   Date                                    Marc G. Naughton
                                           Chief Financial Officer