Form 10-Q/A
period 1995-09-30
CERNER CORP /MO/
filed 1996-01-02
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                        Ammendment No. 1

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
                                      -------------------


                         CERNER CORPORATION
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Delaware                              43-1196944
---------------------------                ----------------------
(State or other jurisdiction                  (I.R.S.Employer
of incorporation or organization)             Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

                     Yes __X__       No _____

     There were 32,237,371 shares of Common Stock, $.01 par value, outstanding at September 30, 1995.

Part II.  Other Information




Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

    (a)   Exhibits



          Exhibit 11     Computation of Earnings Per Share

          Exhibit 27     Financial Data Schedule

    (b)   Reports on Form 8-K

          A Form 8-K was filed by the Company on July 14,1995, reporting a 100% stock dividend of the Company's common stock.

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




                                   CERNER CORPORATION
                                   Registrant



December 27, 1995                     By:  /S/Marc G. Naughton
-----------------                          --------------------
   Date                                    Marc G. Naughton
                                           Chief Financial Officer