Form 10-K405
period 1995-12-30
CERNER CORP /MO/
filed 1996-03-29
CIK 804753

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 30, 1995

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

     At March 1, 1996, there were 32,542,563 shares of Common Stock outstanding, of which 7,491,002 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1996, was $591,843,128.

     Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General
-------

          Cerner Corporation was incorporated in Missouri in 1980. Through a merger into a wholly-owned Delaware subsidiary effected in June 1987, Cerner Corporation ("Cerner" or the "Company") became a Delaware corporation. The Company's principal offices are located at 2800 Rockcreek Parkway, Kansas City, Missouri 64117, and its telephone number is
(816) 221-1024.

          Cerner designs, develops, markets, installs and supports member/patient-focused clinical and management information systems that are capable of being implemented on an individual, combined or enterprise-wide basis. Cerner systems are designed to automate the process of healthcare by accumulating data on care provided to members/patients, maintaining such data in a member/patient database repository and providing access to such data for users of clinical information across a healthcare system. Cerner's systems are designed and developed using the Health Network Architecture (''HNA''), a single architecture. HNA is a unified system for combining clinical and management information applications. HNA allows each participating facility within an integrated healthcare enterprise to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity of the location and the entire enterprise.

Healthcare Industry
-------------------

          The dramatic increase in healthcare costs in the United States, which historically were based on a fee-for-service model, has caused significant changes in the healthcare industry. Managed care organizations and other payers have developed alternative payment models to control costs, including procedure-based cost limits, contractually approved providers and capitation (a fixed monthly fee per member in payment for all required services). The result has been a continuing shift of financial risk from the payer to both the physician provider and the institutional provider (hospitals, clinics, long-term care, subacute providers and rehabilitative care centers). In response, institutional providers are aligning with one another and with physician groups to form Integrated Delivery Systems (''IDSs''), and IDSs are aligning with payer organizations to form Integrated Health Organizations (''IHOs''), in each case in an effort to compete more effectively in the changing healthcare environment.

          The changes occurring in the healthcare industry have resulted in changes in the needs for clinical and management information systems by hospitals, physicians, managed care organizations and Integrated Delivery Systems. Hospitals' information requirements have become more complex as cost containment pressures have driven the needs for efficiency and process automation while the increasing number of relationships they have with other providers requires additional sophistication. As physicians combine into a variety of provider configurations, management structures and incentive plans, they are increasingly utilizing member/patient focused information systems to improve quality and efficiency for their growing practices and physician networks, to develop the data necessary to compete for contracts with payers and to be able to share the financial risks of healthcare delivery. Managed care organizations are increasingly recognizing the value of process-oriented and clinically-driven information as it relates to understanding and improving the health of their members. Information system requirements for IDSs and IHOs encompass many of the same needs as hospitals, physicians and managed care organizations. Many IDSs and IHOs are becoming aggressively involved with institutional providers and physicians in various relationships where information sharing and process automation are paramount. Many of these larger, more complex organizations are seeking closer relationships with suppliers that can provide comprehensive information systems solutions. Information system requirements for IDSs and IHOs include integrated process-based systems for clinical domains, data repositories and applications for physicians and management teams.

Healthcare Information Systems Industry
---------------------------------------

          Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially, computer systems developed for use in healthcare were financially oriented, with a focus on the ability to capture charges and generate patient bills. Beginning in the mid-1960s, institutional provider organizations began to use clinical information systems, which automate the activities within clinical departments, such as laboratory, pharmacy, radiology and surgery departments, to improve the productivity of resources and automate the production and use of significant amounts of clinical information. Individual departments selected systems based upon specific features on a ''best of breed'' basis resulting in disparate information systems within the institutional provider.

          More recently, there has been a shift from the purchase of disparate clinical systems on a ''best of breed'' basis to systems which are able to integrate communication effectively throughout the healthcare enterprise. The two principal approaches to meet this need are a common architecture, in which systems communicate through inherent design, and point-to-point interfaces, in which systems with different architectures communicate through interface linkages. This infrastructure trend also affects the relationship between the health system and the suppliers of information technology. The approach of interfacing disparate systems typically involves multiple system suppliers and the health system must act as the intermediary and integrator. The common architecture approach relies more on a strategic relationship with one or very few suppliers dedicated to implementing a shared vision for the role of information in the operation of the health system.

          The same forces that are causing other healthcare providers to join together are causing physicians to combine into larger organizations, including Independent Practice Associations (''IPAs'') and Preferred Provider Organizations (''PPOs''). In some cases, such organizations align with IDSs and IHOs. Cerner believes that such physician groups require clinical and management information systems that allow them to participate in the community-wide clinical and management information systems employed by the IDSs and IHOs.

The Cerner Vision
-----------------

          As a result of the rapid transformation of the healthcare industry, Cerner believes that a new center of healthcare will emerge-the IHO, which is a combination of payers, physicians and institutional providers, into a single organization to service a community or defined member population. IHOs have the capacity to contract with both the government and employers to provide healthcare services to member/patients. The focus of the IHO is to be accountable for the health status of a defined population, with strong financial incentives to manage health on a preventive or wellness basis and reduce costs.

          Cerner believes that many large IHOs will emerge in the United States in the next decade. The creation of IHOs results from the combination of existing payers, physicians and institutional providers. These IHOs will need to implement information systems that manage the delivery of care across its entire community while simultaneously managing the business side of health management. Only through automating the core process of healthcare delivery from member enrollment through the ordering and delivery of care will IHOs be able to actually manage and measure care. Process automation will enable healthcare systems interactively to affect the care that is delivered throughout the entire system at each point of delivery. Cerner believes that managing these integrated healthcare systems will require the accumulation and refining of enormous amounts of process-related data in order to monitor performance against projected plan and to make informed business decisions. This process-oriented approach will also provide the information basis to measure health system performance, in values known as outcomes, from clinical, functional, process, member satisfaction and economic perspectives. When all of the complex clinical processes that comprise care delivery in IHOs are automated using fully integrated information systems, it becomes possible to extend automation to the management processes of healthcare.

Cerner's HNA Approach
---------------------

          The cornerstone of Cerner's information systems strategy is HNA, the single architecture around which each of Cerner's products is developed. This highly scaleable architecture allows Cerner to meet the clinical and management information requirements of a healthcare delivery system across the continuum of care from the physician practice to the IHO. The value of HNA is the creation of systems that ''intrarelate'' as opposed to being integrated. Most healthcare organizations are using some form of information technology to manage their clinical, financial and administrative operations. Typically, a multitude of systems, operating on differing technology platforms from various suppliers, are used within a single organization. These systems rely on a series of interfaces to transmit information to one another which may inhibit real-time access to comprehensive patient information. In addition, the data collected by disparate systems is usually maintained in a variety of formats, and is indexed or codified using different approaches, which dilutes the data's usefulness.

          Cerner's approach to system design is to first understand the intricate processes of providing care and then to design systems that support and streamline those processes. Cerner's system architecture allows its applications to work together as one system. Cerner's systems are ''intrarelated'', which means that they are designed around a single architecture that automatically organizes and presents information in a manner relevant to a clinician's decision process. With ''intrarelated'' systems, all caregivers are kept apprised of each patient's condition, allowing the activities of the care team to be more carefully and efficiently orchestrated in an effort to deliver the highest possible quality of care.

Strategy
--------

     Key elements of the Company's business strategy include:

          To penetrate the integrated healthcare market. The transformation of healthcare delivery must deal with the changing financial model from fee-for-service to fixed or controlled fee payments for services provided. In order to accomplish the transition, integrated healthcare systems must decrease costs generally, utilize fewer resources per patient or member encounter, decrease the amount of care required by focusing on preventative measures and increase member populations by attracting additional members through better quality healthcare and services. Cerner's process-based, repository and clinical systems provide the technology to enable an integrated system to manage healthcare to significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

          To penetrate the physician market. As physicians combine to form organizations such as IPAs and PPOs, they require clinical and process-based systems to manage the member/patient care processes within their own practices. As such groups align with IDSs and IHOs, they further require clinical and management information systems that allow them to share clinical and management processes with these community-wide systems. Cerner's systems provide the member/patient data repositories and clinical and management tools required by physicians in order for them to participate effectively in the changing healthcare marketplace.

          To expand its core business. Cerner expects continued growth in core business areas, including clinical domain systems such as PathNet, RadNet and PharmNet, as institutional providers look to restructure and reengineer these high cost centers within their IDSs and IHOs. The Company also intends to market aggressively Cerner clinical and management information systems and services, such as RadNet and PharmNet, to its existing client base.

          To remain committed to a unified architecture.
Because Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for fully ''intrarelated'' health information and management systems. This platform enables Cerner's process-based HNA system to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols. In addition, the HNA system can be accessed throughout the enterprise at the point of care, which improves data integrity, allows for coordination of procedures at multiple locations and enables reliable communication without delay.

          To expand its products and services. Using its HNA platform, Cerner intends to expand the range of products and services offered to providers, including IDSs and IHOs, either through internal development or by acquisitions or joint ventures. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as IHOs begin to include service organizations and on-line services to the home, particularly because the member/patient focus of Cerner's architecture provides the basis for individual electronic medical records which can be used throughout a member-focused health system. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry.

Products
--------

          The Company's products include: (i) process-based systems, which automate clinical care processes throughout and between entities; (ii) repository systems, which capture, sort, present and analyze clinical and process related data; and (iii) clinical domain systems, which automate complex clinical processes within specific departments or domains. These systems can be acquired individually or as a fully intrarelated health information system. The individual systems perform together even if installed at different times. Cerner also markets over 200 product options that complement Cerner's major information systems.

     Process-based Systems

          Cerner's CareNet Care Management System is designed to automate the entire care process. It collects, refines, organizes, and evaluates vast amounts of detailed clinical and management data. CareNet enables the data and information to be used as executable knowledge. CareNet supports the delivery of care throughout the enterprise, from acute care settings to outpatient facilities and ambulatory services. Care teams, therefore, can not only treat illness but also proactively manage the health status of a population. CareNet also supports point-of-care (POC) automation, which enables real-time documentation, simplifies information management, and drives enhancements to the delivery of care. It enables the entire care team to plan and manage individual activities and plans, as well as measure outcomes and goals. All care team members have immediate access to clinical and management information and can customize plans of care for each patient. CareNet heightens communication, optimizes use of time, and eliminates redundant data entry-all in real-time.

          CareNet consists of five major components: Patient
Management, Order Management, Scheduling Management,
Documentation Management, and Case Management.

          Patient Management is the hub of patient communications and the link between a lifetime of care episodes across a spectrum of providers in the community. It enables care providers to transfer and discharge patients electronically as they are actually moving or leaving. Order Management simplifies and streamlines the process of order entry, whether from ad hoc orders or order sets, by communicating orders electronically. The system warns of contradictions and eliminates duplicate orders-all from a single screen. Charges also can be automatically generated at various stages within the order communication process. Scheduling Management supports referrals and schedules procedures and appointments for all providers across all institutions within an organization. Documentation Management is designed to automate the information gathering, recording, and reporting activities of the care team. It eliminates redundant charting and streamlines documentation by allowing care team members to enter information once and have it automatically updated throughout the system. Case Management plans and orchestrates patient care activities throughout the care delivery cycle. When a clinical guideline or plan of care is activated, it automatically initiates ordering, scheduling, and documentation.

          Discern Expert is an event-driven, rule-based, decision support software application integrated with other Cerner HNA clinical and management information systems. This tool allows users to define clinical and management rules that are applied to events accessing data that is captured or generated by other HNA applications. Discern Expert accomplishes a variety of tasks, including cost reduction, resource utilization, quality-assurance and risk management. The users can define the action to be taken by the system ranging broadly from sending an alert to the appropriate caregiver to creation, cancellation or suspension of an active clinical order.

     Repository Systems

          Open Clinical Foundation Data Repository (''OCF'') is a structured repository of clinical information of members/patients. OCF forms the foundation of Cerner's electronic medical record functionality. This information can originate from numerous sources and is maintained in an easily accessible, standardized format. OCF can be used on a stand-alone basis, but is significantly more effective when used as part of the comprehensive HNA solution. For most enterprises in which the various laboratories and ancillaries cooperatively share data over the entire enterprise, OCF provides a means of sorting and retrieving data. With OCF, the amount of on-line clinical data that are retained in departmental systems can be significantly reduced. Furthermore, health enterprises can scale OCF for a particular clinical area's use and integrate it into an environment containing products from different suppliers, including competitors. The interface specifications to OCF are available for use by suppliers who comply with the interface requirements.

          PowerChart is a PC-workstation-based product that enables care providers to electronically view, organize, annotate and amend a patient record so that it is presented in a manner that allows them to navigate through the chart using patient-provider and encounter relationships. PowerChart gives healthcare providers structured access to the clinical information contained electronically in OCF. The format of the on-line patient chart consists of pages displayed from a patient's computer-based patient record and information electronically transmitted from connected systems. Clinicians are able to browse through pages much the same as with printed documents. Clinicians can access documents through tables of contents or search for terms in the document text. The scope of documents available is limited only by the system interfaces to OCF.

          Open Management Foundation Data Repository (''OMF'') is a structured repository for process-and activity-related information useful for management of a healthcare institution. Information can originate from numerous sources and can be maintained in an easily accessible, standardized format. OMF can be scaled for a particular department's use and can be integrated into an architecture containing products from different suppliers.

          PowerVision is a comprehensive, PC-based health management information system used to view information in OMF in much the same manner as PowerChart is used with OCF. This management access tool presents summary information through a graphical user interface, making key information available to all levels of management. PowerVision is equipped with features that allow the user to pursue ''what if '' and other investigatory information paths. This enables an executive to determine the status of the institution in many critical areas, as well as provides managers with a quick, up-to-the-minute view of leading business management indicators regarding the performance of a department, care area or facility.

          Open Engine Application Gateway System facilitates the exchange of data and assists in the management of point-to-point interfaces between foreign systems and serves as a toolkit to help clients write interface code.

     Clinical Domain Systems

          PathNet Laboratory Information System addresses the information management needs of five clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services and anatomic pathology. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports and the maintenance of accessible clinical records. PathNet can be interfaced with automated instruments and databases, allowing for efficient and accurate transfer of information. PathNet communicates laboratory information to patient care areas and other information systems. Cerner attributes PathNet's acceptance to its functional capability, ease of use and event-level cost accounting, which allows healthcare managers to better control costs and assess profitability.

          MedNet Internal Medicine Information System is a family of software products that addresses the clinical information needs of various internal medicine areas within the health organization. Introduced as a pulmonary information system in 1987, MedNet's functionality now serves the disciplines of cardiology, neuro-diagnostics, rehabilitation services and nutritional services, as well as many ancillary areas. Like PathNet, MedNet automates procedure requests, patient and therapist scheduling and the processing, validation and presentation of results. The system provides reports on clinical activity, workload and billing charges by drawing from the departmental databases.

          RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiation and radiation oncology departments. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system. RadNet is designed to adapt easily to the department's existing operations. In addition, the system addresses such tasks as scheduling patients, modifying orders, tracking patients, locating films, transcribing reports, upgrading the quality and content of reports and reporting on productivity.

          PharmNet Pharmacy Information System provides intrarelation in an HNA environment for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or outpatient setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions also are fully automated. Medication, intravenous fill lists and medication administration records are produced automatically or on demand. Charges are automatically captured at the time the fill list is generated. Patient profiles and pharmaceutical inventories are maintained without the intervention of the pharmacist, saving significant time and resources. Features are designed to address the special needs of the clinical pharmacy, including on-line order entry screening for drug-drug interactions, drug-food and drug-lab interferences, drug-disease states, intravenous incompatibilities, dose range and therapeutic treatment duplication. Clinical notes can be recorded on-line and sent to other clinicians for comment or follow-up.

          MSmeds Pharmacy Information System focuses on automating the pharmacy department. MSmeds was developed by a company acquired by Cerner in 1993. MSmeds is sold on a stand-alone basis, but can be interfaced to the Company's HNA products. Designed to meet the specialized and individual needs of the pharmacy department, MSmeds incorporates windows, on-line help, menu and table-driven entry, a built-in system customization tool, and an application generator. The order entry application gives the pharmacist fast order entry capabilities with a high level of quality control. Safeguards that ensure the integrity of patient therapy include: dose level checking by 36 parameters, drug warnings, drug-drug interaction checking and pharmacokinetics. The system generates a number of reports to assure the appropriateness of drug therapy, including drug interaction, patients on specific drugs, drug utilization by therapeutic category and dose checking. On-line storage on removable disks provides full patient detail for a period of up to ten years. MSmeds offers the availability of full detail patient information for drug utilization evaluation, as well as labor and cost efficiencies. Admission, discharge and transfer, billing, results display and order entry interfaces are contained within the system.

          SurgiNet Surgery Information System and MRNet Medical Record Department Information System are scheduled for commercial release in the first half of 1996. SurgiNet is intended to address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management and operating room management. MRNet is intended to help meet the operations management needs of the medical records department and includes functionality for the various chart tracking and completion tasks commonly associated with maintaining medical records.

Software Development
--------------------

          Cerner commits significant resources to developing new health information system products. As of December 30, 1995, 556 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $19,432,000, $26,897,000, and $33,957,000 in 1993, 1994 and
1995, respectively. These figures include the amounts capitalized and exclude amounts amortized for financial reporting purposes.

          The Company expects to continue investment and development efforts for its current and future product offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current HNA-based product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand its current product lines by developing additional information systems for use in clinical departments and to continue to support simultaneous use of Cerner's HNA products across multiple facilities. All Cerner systems are developed under HNA using a proprietary systems development methodology. This methodology defines and controls each task throughout the product development cycle and ensures that current and future products can be fully intrarelated.

          The Company is committed to maintaining open attributes in its system architecture through operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner's Open Engine, OCF and OMF product lines.

          Cerner is developing a new version (referred to as V500) of its software, which will incorporate a client-server architecture, a comprehensive graphical user interface and open systems concepts for relational databases, operating systems, networks and hardware platforms. Development of V500 began in the summer of 1993. The Company is committed to maintaining open attributes in its V500 system architecture. Cerner expects its V500 applications to run on multiple operating systems, networks, databases and hardware platforms and to co-exist with disparate applications developed and supported by other companies. Cerner expects to begin installation of V500 applications in the third quarter of 1996.

Sales and Marketing
-------------------

          The market for Cerner's information system products includes IHOs, IDSs, physician groups and networks, managed care organizations, hospitals, free-standing reference laboratories, blood banks, imaging centers and pharmacies. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All current HNA systems are designed to operate on computers manufactured by Digital Equipment Corporation (''Digital''). In addition, Open Engine, PathNet, RadNet and MSmeds are available on IBM's RISC System/6000 AIX (UNIX) platform. Over time, all HNA applications will be available on both the Digital and IBM platforms, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to fifteen months, from the time of initial contact to the signing of a contract.

          The Company's executive marketing management is located in its Kansas City, Missouri, headquarters, while its account representatives are deployed through regional offices across the United States. The Company, through subsidiaries, has offices and sales staff in the United Kingdom, Australia, Germany and Saudi Arabia. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company has developed a demonstration and presentation facility at its headquarters in Kansas City, Missouri, called the Cerner Vision Center. This facility enables the Company to actually demonstrate the processes automated through HNA and adapt the presentations to the clients' environments. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and trade shows. Cerner attends a number of major trade shows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations. Consolidated revenues include foreign sales of $8,417,000, $13,274,000 and $8,823,000 for the years ended December 31, 1993 and 1994, and December 30, 1995, respectively.

Client Services
---------------

          Cerner uses a regional strategy to provide the full range of product and service capabilities to its clients from eight locations throughout the United States and four international locations. Each regional center reflects Cerner's corporate culture and interfaces with the Company's clients on a regular and highly accessible basis. In this way, Cerner can provide on-site personnel for the development and management of systems projects, learn the evolving information needs of clients based on geographical trends in the healthcare industry, work with clients in the development of new products and services and share with clients Cerner's vision of the changing healthcare delivery market and the role of information systems in that transformation. The Company has regional offices in Atlanta, Boston, Dallas, Detroit, Kansas City, Los Angeles, Seattle and Washington, D.C. and international offices in Luton, England; Munich, Germany; Riyadh, Saudi Arabia; and Sydney, Australia. Each regional office is focused on long-term marketplace development, product marketing, client project management, long-term client service and client satisfaction for a group of clients within a specific geographical region.

          All of Cerner's clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow these clients the use of new releases of the Cerner products covered by these agreements. Each client has 24-hour access to the client support staff located at Cerner's corporate headquarters. Most of Cerner's clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer.

Backlog
-------

          At December 30, 1995 Cerner had contract backlog of $77,495,000. Such backlog represents system sales from signed contracts which have not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At December 30, 1995, the Company had $48,625,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At December 30, 1995, Cerner had a software support and maintenance backlog of $94,538,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months.

Item 2.  Properties

          The Company's offices are located in an office park in North Kansas City, Missouri. As of December 30, 1995, the Company was using approximately 482,000 square feet and substantially all of the remainder was leased to tenants. In December 1995 the Company completed construction of a combination child care and fitness facility at the office park for the use of the Company's employees. The Company believes that its employees are its most important asset and that this facility will enable the Company to attract and retain it's relatively young work force which contains a large number of married women. The Company also leases office space for its branch offices in Atlanta, Boston, Dallas, Detroit, Los Angeles, Seattle and Washington D.C.

Item 3.  Legal Proceedings

          The Company is not involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 30, 1995.

Item 4A.  Executive Officers of the Company

          The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 1, 1996. Officers are elected annually and serve at the discretion of the board of directors.


Name                     Age       Positions
----                     ---       ---------
Neal L. Patterson         46        Chairman of the Board of Directors
                                    and Chief Executive Officer

Clifford W. Illig         45        President and Chief Operating
                                    Officer

Charles S. Runnion, III   48        Executive Vice President and
                                    General Manager

David M. Margulies, M.D.  44        Executive Vice President of
                                    Product Engineering

Jeffrey C. Reene          41        Executive Vice President

Jack A. Newman, Jr.       48        Senior Vice President and Managing
                                    Director, Cerner 2000

Thomas C. Tinstman, M.D.  51        Senior Vice President

Alan D. Dietrich          33        Group Vice President and
                                    General Manager

Charles O. Whitcraft      44        Group Vice President of Product
                                    Engineering

Gary W. Willett           51        Group Vice President and Chief
                                    Operating Officer of Cerner
                                    International, Inc.

Marc G. Naughton          41        Vice President and Chief Financial
                                    Officer

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

          Jack A. Newman, Jr. joined the Company in January 1996 as Senior Vice President and Managing Director of Cerner 2000. Prior to joining the Company, he was with KPMG Peat Marwick LLP for 22 years. Most recently he was National Partner-in-Charge of of KPMG's Health Care Strategy Practice, leading more than 200 professional and administrative staff members who provided strategy consulting services to healthcare clients nationwide, including healthcare systems, physician groups, managed care plans, and other provider and payor organizations.

          Thomas C. Tinstman, M.D. joined the Company in November 1995 and has been a Director of the Company since May 1989. Prior to joining the Company, Dr. Tinstman was Director of Medical Informatics with University of Texas Medical Branch in Galveston, Texas. Prior to that he was a physician in private practice with Internal Medicine Associates, P.C. in Omaha, Nebraska. From 1977 to January, 1994, Dr. Tinstman served as Assciate Medical Director of Pulmonary Medical Services at Bishop Clarkson Memorial Hospital and as Medical Director of the Respiratory Therapy Department of Midland Hospital, both in Omaha, Nebraska. Dr. Tinstman has served as a director of Smith-Haynes Trust, Inc. since 1988.

          Alan D. Dietrich joined the Company in 1990 as
Director of Business, Planning and Development. In January 1994 he was promoted to Vice President. Prior to joining the Company, he spent seven years with IBM Corporation.

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

          Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was elected Chief Financial Officer and in February 1996 he was promoted to Vice President. Prior to joining the Company, he spent nine years with The Marley Company, a multinational manufacturing company, in a variety of financial management positions.

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

          The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol CERN. The following table sets forth the high, low, and last sales prices for the fiscal quarters of 1995 and 1994 as reported by the Nasdaq National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                             1995                        1994
                    ------------------------    ------------------------

                     High     Low      Last      High     Low      Last
                     ----     ---      ----      ----     ---      ----
First Quarter       24 5/8   20 7/8   24 1/4    24 3/4   19 3/8   20 3/4
Second Quarter      32 7/8   21       30 5/8    22 1/2   11 3/4   13 7/8
Third Quarter       35 3/4   29 3/4   34 1/4    21 3/4   12 7/16  20 7/16
Fourth Quarter      34 1/4   20       20 1/2    22 5/8   18 5/8   22 1/16


          At February 10, 1996, there were approximately 1,300 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.  Selected Financial Data

                                                                        Years

                                       1995    1994     1993     1992    1991
                                    ------- -------  -------  ------- -------

(In thousands, except per share data)

Statement of Earnings Data:
  Revenues                        $ 186,901 155,917  120,572  101,145  77,240
  Operating earnings                 37,265  33,779   24,330   16,587   8,068
  Earnings before income taxes       37,220  32,451   24,120   16,293   7,552
  Net earnings                       22,521  19,501   14,558    9,932   4,688
  Primary earnings per share            .72     .66      .50      .35     .17
  Primary weighted average shares
       outstanding                   31,448  29,762   29,158   28,680  26,874

Balance Sheet Data:
  Working capital                 $ 174,064  52,370   42,603   30,522  22,588
  Total assets                      303,945 156,410  104,910   66,667  56,155
  Long-term debt, net                30,104  30,235   10,354    8,310   7,982
  Stockholders' equity              221,374  85,777   64,230   38,643  27,517


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

For a more thorough understanding of management's analysis of results of operations and financial condition, the following discussion should be read in conjunction with the Letter to Shareholders and the discussion of the Company's business operations.

Year Ended December 30, 1995 Compared to Year Ended December 31, 1994

Results of Operations - The Company's revenues increased 20% to $186,901,000 in 1995, from $155,917,000 in 1994. Net earnings increased 15% to $22,521,000 in 1995 from $19,501,000 in 1994.
Net earnings from the Company's foreign operations decreased 195% to a loss of $1,867,000 in 1995 from earnings of $1,973,000 in 1994.

Revenues - In 1995, revenues increased due to an increase in system sales and support of installed systems. System sales increased 20% to $129,917,000 in 1995, from $108,322,000 in
1994. This increase in system sales resulted principally from an increase in installations under HNA contracts and additional hardware and software sales to the Company's existing client base. HNA contracts were 42% of total system sales in 1995, compared to 37% in 1994. The sale of additional hardware and software products to the installed client base increased 36% in 1995 and 40% in 1994.

The Company has seen a significant increase in the number of clients who have purchased two or more clinical system units on their initial contract, or clients from the installed base who purchase one or more system units subsequent to their initial contract. Total sales to the installed base in 1995, including new systems, incremental hardware and software, and recurring and discrete services, were 71% of total revenues in 1995 compared to 73% in 1994.

At December 30, 1995, the Company had $77,495,000 in contract backlog and $94,538,000 in support and maintenance backlog, compared to $57,547,000 in contract backlog and $77,222,000 in support and maintenance backlog at the end of 1994.

Support and maintenance revenues increased 19% in 1995 compared to 24% in 1994. These revenues represented 26% of 1995 total revenues and 27% of 1994 total revenues.

Other revenues increased 22% to $7,633,000 in 1995 from $6,273,000 in 1994. This increase was due primarily to twelve months of real estate lease revenues from the rental to outside tenants as compared to eight months of lease revenues in 1994; space in the Company's headquarters complex not currently being utilized by the Company is leased to outside tenants.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 28% of total revenues in 1995 and 30% of total revenues in 1994. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multiproduct projects which carry a lower cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, tradeshow costs, and advertising costs. These expenses as a percent of total revenues were 27% in 1995 compared to 26% in 1994. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1995 and 1994 were $33,957,000 and $26,897,000, respectively. These amounts exclude amortization. Capitalized software costs were $9,210,000 and $8,131,000 for 1995 and 1994, respectively. The increase in aggregate expenditures for software development in 1995 is due to development of more clinical information system products to complement the existing product line. The percentage of costs capitalized is expected to remain fairly constant as the Company continues to develop new products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% in 1995 and 8% in 1994.

Interest Expense - Net interest expense was considerably lower in 1995 than in 1994. This decrease was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

Income Taxes - The Company's effective tax rates were 39.4% and
39.9% for 1995 and 1994, respectively, which were not significantly different from the combined federal and state statutory rates.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Results of Operations - The Company's revenues increased 29% to $155,917,000 in 1994, from $120,572,000 in 1993. Net earnings increased 34% to $19,501,000 in 1994 from $14,558,000 in 1993.
Net earnings from the Company's foreign operations increased 110% to $1,973,000 in 1994 from $938,000 in 1993.

Revenues - In 1994, revenues increased due to an increase in system sales and support of installed systems. System sales increased 29% to $108,322,000 in 1994 from $84,024,000 in 1993.
This increase in system sales resulted principally from an increase in installations under HNA contracts and additional hardware and software sales to the Company's existing client base. HNA contracts were 37% of total system sales in 1994, compared to 30% in 1993. The sale of additional hardware and software products to the installed client base increased 40% in 1994 and 9% in 1993.

The Company has seen a significant increase in the number of clients who have purchased two or more clinical system units on their initial contract, or clients from the installed base who purchase one or more system units subsequent to their initial contract. Total sales to the installed base in 1994, including new systems, incremental hardware and software, and recurring and discrete services, were 73% in 1994 compared to 63% in 1993.

At December 31, 1994, the Company had $57,547,000 in contract backlog and $77,222,000 in support and maintenance backlog, compared to $42,183,000 in contract backlog and $57,341,000 in support and maintenance backlog at the end of 1993.

Support and maintenance revenues increased 24% in 1994 and 25% in 1993. These revenues represented 27% of 1994 total revenues and 28% of total 1993 total revenues.

Other revenues increased 87% to $6,273,000 in 1994 from $3,348,000 in 1993. This increase was due primarily to real estate lease revenues from the rental to outside tenants of space in the Company's headquarters complex not currently being utilized by the Company.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 30% of total revenues in 1994 and 36% in 1993. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multiproduct projects which carry a lower cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, tradeshow costs, and advertising costs. These expenses as a percent of total revenues were 26% and 23% in 1994 and 1993, respectively. Increases in total sales and client service expenses are attributable to the cost of a larger field sales and services organization, marketing of new products, and international marketing initiatives.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1994 and 1993 were $26,897,000 and $19,432,000, respectively. These amounts exclude amortization. Capitalized software costs were $8,131,000 and $6,181,000 for 1994 and 1993, respectively. The increase in aggregate expenditures for software development in 1994 was due to development of more clinical information system products to complement the existing product line. The percentage of costs capitalized should remain fairly constant as the Company continues to develop new products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 7% for 1994 and 1993, respectively.

Interest Expense - Net interest expense was considerably higher in 1994 than 1993. This increase in interest expense was due to financing the $20,000,000 purchase of the Company's headquarters complex. The financing initially consisted of a term loan for $17,425,000, with the remainder provided by additional borrowing under the Company's revolving line of credit. On July 29, 1994, the Company issued $30,000,000 in Senior Notes bearing an interest rate of 8.3%. The proceeds of the Senior Notes were used to repay the term loan and reduce the outstanding borrowings under the revolving line of credit. The remaining proceeds will be used for capital improvements to the headquarters complex. The higher interest expense was offset by a reduction in the Company's rent expense and an increase in lease revenues from unrelated parties.

Income Taxes - The Company's effective tax rates were 39.9% and
39.6% for 1994 and 1993, respectively, which were not significantly different from the combined federal and state statutory rates.

Quarterly Results

Quarterly Results - The Company's quarterly revenues and net earnings historically have been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects the fluctuation in quarterly financial results to continue.

Liquidity and Capital Resources

Liquidity and Capital Resources - The Company's liquidity position remains strong, with total cash and cash equivalents of $8,640,000 and short-term investments of $103,478,000 at December 30, 1995 and working capital of $174,064,000 compared to cash and cash equivalents of $5,984,000 and short-term investments of $9,321,000 at December 31, 1994, and working capital of $52,370,000. During August 1995, the Company sold 3,716,000 shares of common stock in a public offering. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $108,287,000. Prior to the public offering the Company financed its operations, capital expenditures (other than the purchase of the Kansas City headquarters complex and its related capital improvements), and working capital from internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of December 30, 1995.

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

The Company generated cash of $15,329,000, $18,949,000, and $15,856,000, from operations in 1995, 1994, and 1993, respectively. Cash flow from operations in 1994 increased primarily because of the increase in net earnings and decreased in 1995 due primarily to an increase in receivables.

Revenues provided under support and maintenance agreements of the Company represent recurring cash flows. Support and maintenance revenues increased 19%, 24%, and 25% in 1995, 1994, and 1993, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company believes its present cash and cash equivalent position, together with cash generated from operations and the current bank borrowing facility, will be sufficient to meet anticipated cash requirements.

Inflation - The effects of inflation were minimal on the Company's business.

Recent Accounting Pronouncement - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) will require pro forma disclosures in 1996 of net income and earnings per share as if a new accounting method based on estimated fair value of employee stock options had been adopted. The Company has not yet decided if the optional accounting treatment proposed, Statement 123, will be adopted.

Item 8.  Financial Statements and Supplementary Data

          The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following sub captions is expressly excluded from such incorporation:
"Executive Compensation and Stock Option Committee Report" and "Company Performance").

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 14, 1996, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent Auditors' Report on Consolidated Financial
               Statements

               Consolidated Balance Sheets -
               December 30, 1995 and December 31, 1994

               Consolidated Statements of Earnings -
               Years Ended December 30, 1995, and December 31, 1994 and 1993

               Consolidated Statements of Stockholders'
               Equity - Years Ended December 30, 1995, and December 31, 1994 and 1993

               Consolidated Statements of Cash
               Flows - Years Ended December 30, 1995, and December 31, 1994 and 1993

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               December 30, 1995 are included herein:

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

          (3)  The exhibits required to be filed by
               this item are set forth below:

Number    Description
------    -----------

3(a)(i) Restated Certificate of Incorporation, as amended through December 31, 1993, (filed as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and hereby incorporated by reference).

3(a)(ii)  Amendment to the Restated Certificate of Incorporation
          (filed as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated by reference).

3(b) Bylaws, as amended (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1995, and hereby incorporated by reference).

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

4(d)      Credit Agreement between Cerner Corporation,
          Cerner Properties, Inc. Mark Twain Kansas Bank, and Harris Trust & Savings Bank dated April 18, 1994, (filed as Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated by reference).

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

10(d)     Incentive Stock Option Plan C of Registrant
          (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated herein by reference).*

10(e) Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr., David J. Hart, Thomas C. Tinstman, David
          M. Margulies and Charles S. Runnion, III (filed as
          Exhibit 10(i) to Registrant's Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(f)     Amended Non-Qualified Stock Option Plan of
          Registrant (filed as Exhibit 10(a) to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          July 1, 1995, and hereby incorporated herein by reference).*

10(g) Employment Agreement dated February 22, 1991, between Cerner Corporation and David M. Margulies, M.D. (filed as Exhibit 10(1) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(h)     Incentive Stock Option Agreement (Non-Standard
          Vesting) dated February 22, 1991, between Cerner
          Corporation and David M. Margulies, M.D. (filed as
          Exhibit 10(m) to Registrant's Annual Report on Form 10-
          K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

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

10(l) Stock Option Agreement dated May 15, 1990, between Cerner Corporation and Gerald E. Bisbee, Jr.
          (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(m) Stock Option Agreement dated May 15, 1990, between Cerner Corporation and Thomas C. Tinstman
          (filed as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated herein by reference).*

10(n)     Cerner Performance Plan for 1994 (filed as
          Exhibit 10(u) to Registrant's Annual Report on Form 10-
          K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(o)     Non-Qualified Stock Option Agreement dated July
          20, 1994, between the Registrant and Alan E. Dietrich
          (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(p)     Incentive Stock Option Agreement dated September
          12, 1990, between the Registrant and Alan E. Dietrich (filed as Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(q) Incentive Stock Option Agreement dated August 22, 1991, between the Registrant and Jeffrey C. Reene (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(r)     Incentive Stock Option Agreement dated May 15,
          1990, between the Registrant and Gary W. Willett
          (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(s)     Incentive Stock Option Agreement dated February 27,
          1985, between the Registrant and Charles O.
          Whitcraft (filed as Exhibit 10(s) to Registrant's
          Annual Report on Form 10-K for the year ended December
          31, 1994, and hereby incorporated herein by reference).*

10(t)     Incentive Stock Option Agreement dated May 15,
          1990, between the Registrant and Charles O. Whitcraft
          (filed as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).*

10(u) Non-Qualified Stock Option Agreement between the Registrant and Michael E. Herman (filed as Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, and hereby incorporated herein by reference).*

10(v) Non-Qualified Stock Option Agreement between the Registrant and Clifford W. Illig (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, and hereby incorporated herein by reference).*

10(w) Non-Qualified Stock Option Agreement between the Registrant and Neal L. Patterson (filed as Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, and hereby incorporated herein by reference).*

10(x)     Non-Qualified Stock Option Agreement between the
          Registrant and Jack A. Newman, Jr.*

10(y)     Non-Qualified Stock Option Agreement between the
          Registrant and Thomas C. Tinstman, M.D.*

10(z)     Cerner Performance Plan for 1995.*

10(aa) Real Estate Sales Contract dated April 18, 1994, between Northtown Devco and Cerner Corporation (filed as Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated herein by reference).

10(bb)(i)  Standard Form of Agreement between Owner and
           Contractor dated September 1, 1994, between Cerner Properties, Inc. and J. E. Dunn Construction Company (filed as Exhibit 10(w)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).

10(bb)(ii)  Supplement to General Conditions of the
            Contractor for Construction dated September 1, 1994, between Cerner Properties, Inc. and J. E. Dunn Construction Company (filed as Exhibit 10(w)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).

10(bb)(iii)  Amendment No. 1 to the Agreement dated October 24,
             1994, between Cerner Properties, Inc. and J. E.
             Dunn Construction Company (filed as Exhibit 10(w)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).

10(cc) Standard Form of Agreement Between Owner and Architect dated April 29, 1994, between Cerner Properties, Inc. and The Hollis & Miller Group, Inc. (filed as Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated herein by reference).

11        Computation of Registrant's Earnings Per Share.

22        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

27        Financial Data Schedule.

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 30, 1995.

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

                              CERNER CORPORATION


Dated:  March 28, 1996             By: /s/Neal L. Patterson
        --------------                ---------------------
                                      Neal L. Patterson
                                      Chairman of the Board and
                                      Chief Executive Officer


            Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                          Date
          -------------------                          ----


/s/Neal L. Patterson                                   March 28, 1996
------------------------------                         --------------
Neal L. Patterson, Chairman of the Board
  and Chief Executive Officer (Principal Executive Officer)



/s/Clifford W. Illig                                   March 28, 1996
------------------------------                         --------------
Clifford W. Illig, President, Chief
  Operating Officer and Director



/s/Marc G. Naughton                                    March 28, 1996
------------------------------                         --------------
Marc G. Naughton, Principal Financial
  and Accounting Officer



/s/David M. Margulies, M.D.                            March 28, 1996
------------------------------                         --------------
David M. Margulies, M.D., Director



/s/Michael E. Herman                                   March 28, 1996
------------------------------                         --------------
Michael E. Herman, Director

          Signature and Title                          Date
          -------------------                          ----


/s/Gerald E. Bisbee, Jr.                               March 28, 1996
------------------------------                         --------------
Gerald E. Bisbee, Jr., Director



/s/Charles S. Runnion, III                             March 28, 1996
------------------------------                         --------------
Charles S. Runnion, III, Director



/s/Thomas C. Tinstman, M.D.                            March 28, 1996
------------------------------                         --------------
Thomas C. Tinstman, M.D., Director



/s/David J. Hart                                       March 28, 1996
------------------------------                         --------------
David J. Hart, Director

Independent Auditors' Report
----------------------------------------------------------------


The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Kansas City, Missouri
February 10, 1996





Management's Report
----------------------------------------------------------------


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

Consolidated Balance Sheets
-------------------------------------------------------------------------------
December 30, 1995 and December 31, 1994

                                                               1995      1994
                                                           ----------------------
(Dollars in thousands)
Assets
  Current Assets:
    Cash and cash equivalents                              $   8,640      5,984
    Short-term investments                                   103,478      9,321
    Receivables                                               98,154     65,148
    Inventory                                                  2,246      2,218
    Prepaid expenses and other                                 4,393        979
                                                             -------    -------

    Total current assets                                     216,911     83,650

  Property and equipment, net                                 53,693     41,129
  Software development costs, net                             22,885     18,784
  Intangible assets, net                                       4,414      6,390
  Noncurrent receivables                                       4,097      4,508
  Other assets                                                 1,945      1,949
                                                             -------    -------

                                                           $ 303,945    156,410
                                                             -------    -------
                                                             -------    -------


Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable                                       $  14,932     13,485
    Current installments of long-term debt                       130        160
    Advanced billings                                          6,162      3,737
    Deferred income taxes                                     13,946      6,652
    Accrued payroll and tax withholdings                       5,112      4,689
    Other accrued expenses                                     2,565      2,557
                                                             -------    -------

    Total current liabilities                                 42,847     31,280

  Long-term debt, net                                         30,104     30,235
  Deferred income taxes                                        9,620      9,118
  Stockholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      33,001,973 shares issued in 1995 and
      28,508,614 shares in 1994                                  330        285
    Additional paid-in capital                               143,876     30,807

    Retained earnings                                         82,874     60,353
    Treasury stock, at cost (513,018 shares in 1995 and 1994  (5,693)    (5,693)
    Foreign currency translation adjustment                      (13)        25
                                                             --------   --------


    Total stockholders' equity                               221,374     85,777
                                                             -------    -------
                                                             -------    -------

  Commitments (Note 11)
                                                           $ 303,945    156,410
                                                             -------    -------
                                                             -------    -------


See notes to consolidated financial statements.

Consolidated Statements of Earnings
-----------------------------------------------------------------------------
For the years ended December 30, 1995, December 31, 1994, and 1993


                                        1995       1994      1993
                                     -------   --------   -------

(In thousands, except per share data)

Revenues:
  System sales                     $ 129,917    108,322    84,024
  Support and maintenance             49,351     41,322    33,200
  Other                                7,633      6,273     3,348
                                     -------    -------   -------

  Total revenues                     186,901    155,917   120,572
                                     -------    -------   -------

Costs and expenses:
  Cost of revenues                    52,270     46,426    43,921
  Sales and client service            49,889     39,857    28,248
  Software development                30,193     22,688    16,000
  General and administrative          17,284     13,167     8,073
                                     -------    -------   -------

  Total costs and expenses           149,636    122,138    96,242
                                     -------    -------   -------

Operating earnings                    37,265     33,779    24,330

Interest expense, net                     45      1,328       210
                                     -------    -------   -------

Earnings before income taxes          37,220     32,451    24,120
Income taxes                          14,699     12,950     9,562
                                     -------    -------   -------

Net earnings                       $  22,521     19,501    14,558
                                     -------    -------   -------
                                     -------    -------   -------


Primary earnings per share         $     .72        .66       .50
                                     -------    -------   -------
                                     -------    -------   -------


See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
----------------------------------------------------------------------------
For the years ended December 30, 1995, December 31, 1994, and 1993


                                                                                Foreign
                                                Additional           Treasury   currency
                                   Common Stock   paid-in  Retained    stock   translation
                                  Shares  Amount  capital  earnings   amount   adjustment   Total
                            ----------------------------------------------------------------------

(In thousands)

Balance at December 31, 1992      26,171 $   261   17,848    26,294    (5,693)       (67)  38,643

Exercise of options                1,038      10      980         -         -          -      990
Issuance of stock grants               -       -        8         -         -          -        8
Issuance of stock for acquisition    520       6    6,767         -         -          -    6,773
Tax benefit from disqualifying
  dispositions of stock options        -       -    3,200         -         -          -    3,200
Foreign currency translation
  adjustment                           -       -        -         -         -         58       58
Net earnings                           -       -        -    14,558         -          -   14,558
                                 -----------------------------------------------------------------

Balance at December 31, 1993      27,729     277   28,803    40,852    (5,693)        (9)  64,230
                                 -----------------------------------------------------------------

Exercise of options                  778       6      981         -         -          -      987
Issuance of stock grants               2       2       23         -         -          -       25
Tax benefit from disqualifying
  dispositions of stock options        -       -    1,000         -         -          -    1,000
Foreign currency translation
  adjustment                           -       -        -         -         -         34       34
Net earnings                           -       -        -    19,501         -          -   19,501
                                 -----------------------------------------------------------------

Balance at December 31, 1994      28,509     285   30,807    60,353    (5,693)        25   85,777
                                 -----------------------------------------------------------------

Exercise of options                  777       8    1,484         -         -          -    1,492
Issuance of stock grants               -       -       10         -         -          -       10
Common shares sold in public
offering, net of issuance costs    3,716      37  108,250         -         -          -  108,287
Tax benefit from disqualifying
  dispositions of stock options        -       -    3,325         -         -          -    3,325
Foreign currency translation
  adjustment                           -       -        -         -         -        (38)     (38)
Net earnings                           -       -        -    22,521         -          -   22,521
                                 -----------------------------------------------------------------

Balance at December 30, 1995      33,002 $   330  143,876    82,874   (5,693)        (13) 221,374
                                 -----------------------------------------------------------------
                                 -----------------------------------------------------------------

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
For the years ended December 30, 1995, December 31, 1994, and 1993

                                                                      1995          1994       1993
                                                                  -----------------------------------
(In thousands)

Cash flows from operating activities:
Net earnings                                                      $  22,521       19,501     14,558

Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                    12,218       10,062      6,434
    Issuance of stock as compensation                                    10           25          8
    Provision for deferred income taxes                               7,796        8,017      7,500
    Tax benefit from disqualifying
      dispositions of stock options                                   3,325        1,000      3,200
   Loss on disposal of capital equipment                                 42          165         --

Changes in assets and liabilities:
    Receivables                                                     (32,595)     (23,221)   (13,426)
    Inventory                                                           (28)      (1,194)       821
    Prepaid expenses and other                                       (2,263)       1,213        391
    Accounts payable                                                  1,447        1,969      2,901
    Accrued income taxes                                                 --           --     (5,791)
    Other current liabilities                                         2,856        1,412       (740)
                                                                   ---------    ---------   --------
      Total adjustments                                              (7,192)        (552)     1,298
                                                                   ---------    ---------   --------
      Net cash provided by operating activities                      15,329       18,949     15,856
                                                                   ---------    ---------   --------


Cash flows from investing activities:
    Purchase of capital equipment                                   (10,620)     (11,291)    (7,078)
    Purchase of land, building, and improvements                     (8,266)     (20,939)        --
    Proceeds on disposal of capital equipment                            --           21         --
    Capitalized software development costs                           (9,210)      (8,131)    (6,181)
    Acquisition of business                                              --           --       (585)
                                                                   ---------    ---------   --------
      Net cash used in investing activities                         (28,096)     (40,340)   (13,844)
                                                                   ---------    ---------   --------

Cash flows from financing activities:
    Net borrowings (payments) under short-term notes payable             --         (639)       388
    Proceeds from issuance of long-term debt                          6,745       50,273        109
    Repayment of long-term debt                                      (6,906)     (30,743)      (511)
    Proceeds from public offering, net of expenses                  108,287           --         --
    Proceeds from exercise of options                                 1,492          987        990
                                                                   ---------    ---------   --------
      Net cash provided by financing activities                     109,618       19,878        976
                                                                   ---------     --------   --------
Foreign currency translation adjustment                                 (38)          34         58
                                                                   ---------     --------   --------
Net increase (decrease) in cash, cash equivalents, and short-
  term investments                                                   96,813       (1,479)     3,046
Cash, cash equivalents, and short-term investments at beginning
  of year                                                            15,305       16,784     13,738
                                                                   ---------     --------   --------
Cash, cash equivalents, and short-term investments at end of
  year                                                           $  112,118       15,305     16,784
                                                                   ---------     --------   --------
                                                                   ---------     --------   --------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                     $    2,607        1,110        686
    Income taxes, net of refund                                       4,016        3,574      4,499

Noncash investing and financing activities:
    Acquisition of business                                      $       --           --      6,773
    Acquisition of equipment through capital leases                      --          386        139

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements
----------------------------------------------------------------------------


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

(c) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs on a straight-line basis over five years. During the years ended December 30, 1995, December 31, 1994 and 1993, the Company capitalized $9,210,000, $8,131,000, and $6,181,000, respectively, of total software development costs of $33,957,000, $26,897,000, and $19,432,000, respectively.
Amortization expense of capitalized software development costs for the years ended December 30, 1995, December 31, 1994, and 1993, was $5,109,000, $3,918,000, and $2,652,000, respectively, and accumulated amortization was $18,963,000, $13,854,000, and $9,936,000, respectively.

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

(f) Earnings Per Share - Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method. The computation of fully diluted earnings per share reflects additional dilution under the treasury stock method when the Company's stock price at the end of a reporting period exceeds the average price. Fully diluted earnings per share is not materially different from primary earnings per share. Weighted average shares outstanding utilized in the computation of primary earnings per share were 31,448,053, 29,762,208, and 29,158,356, and fully diluted earnings per share were 31,448,053, 29,807,504, and 29,285,798, for the years ended December 30, 1995, December 31, 1994, and
1993, respectively.

(g) Stock Split - On July 17, 1995, the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent (100%) stock dividend payable on August 4, 1995, to stockholders of record July 24, 1995. All share and per share data have been restated for all periods presented herein to reflect the stock split.

(h) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was $33,000, $107,000, and ($83,000), in 1995,
1994, and 1993, respectively.

(i) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(j)  Goodwill - Excess of cost over net assets acquired
(goodwill) is being amortized on a straight-line basis over eight years. Accumulated amortization was $1,355,000 at December 30, 1995 and $916,000 at December 31, 1994. The
Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

(k) Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

(l) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2    Acquisition

On November 1, 1993, the Company completed the acquisition of Megasource, Inc. through the merger of Megasource, Inc. into a new wholly owned subsidiary of the Company. The Company issued 519,540 shares of common stock, valued at approximately $6,773,000, in the merger. Megasource, Inc. was engaged in the design, sale, and support of several clinical information systems, the most significant of which was its pharmacy system. The acquisition has been accounted for as a purchase with the operating results of Megasource, Inc. included in the Company's consolidated statement of earnings from November 1, 1993. The Company has determined that the consolidated results of operations as if the acquisition had occurred at the beginning of 1993 would have had no material effect on the overall results of the Company.

3    Cash and Short-term investments

Cash, cash equivalents, and short-term investments consist of the following:

                                                           1995      1994
                                                     ------------------------
                                                           (In thousands)

Cash and cash equivalents                            $    8,640     5,984
Repurchase agreements                                       916       659
Commercial paper                                             --     3,982
Variable rate securities                                    500       500
Fixed rate securities                                   101,212     3,330
Certificates of deposit                                     850       850
                                                        -------   -------

     Total cash, cash equivalents, and short-term
       investments                                   $  112,118    15,305
                                                        -------   -------
                                                        -------   -------

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under Statement 115, debt and marketable equity securities are classified in one of three categories: trading, available for sale or held-to-maturity. The Company classifies all of its investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the positive intent and ability to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. There was no financial statement impact upon adoption of Statement 115.

All cash equivalents and short-term investments held at December
30, 1995 mature within 90 days. The amortized cost of cash equivalents and short-term investments approximates fair value.

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

                                              1995       1994
                                           --------------------
                                              (In thousands)
Current receivables:
     Accounts receivable                   $ 49,529     37,019
     Contracts receivable                    48,625     28,129
                                            -------    -------

          Total current receivables        $ 98,154     65,148
                                            -------    -------

Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at December 30, 1995 and December 31, 1994, are amounts due from healthcare providers located in foreign countries of $3,821,000 and $3,777,000 respectively. Consolidated revenues include foreign sales of $8,823,000, $13,274,000, and $8,417,000, for the years ended December 30, 1995, December 31, 1994, and 1993, respectively.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At December 30, 1995 and December 31, 1994 the estimated allowance for uncollectible accounts was $1,109,000 and $734,000, respectively.

The fair value of the Company's noncurrent receivables is estimated to be $3,808,000, based on current interest rates offered to the Company for debt of the same maturities.

5    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

                                                        1995       1994
                                                     --------------------
                                                        (In thousands)

Furniture and fixtures                              $  13,661      9,942
Computer equipment                                     22,373     18,163
Marketing equipment                                     1,240        913
Communications equipment                                1,859      1,612
Leasehold improvements                                  6,105      4,319
Capital lease equipment                                   600      1,055
Land, building, and improvements                       29,213     20,939
                                                      -------    -------
                                                       75,051     56,943
Less accumulated depreciation and amortization         21,358     15,814
                                                      -------    -------

     Total property and equipment, net              $  53,693     41,129
                                                      -------    -------
                                                      -------    -------

6    Indebtedness

The Company has a loan agreement with two banks which provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (8.5% at December 30, 1995) or LIBOR plus 1.75% (7.59% at December 30,
1995). The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At December 30, 1995, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/16% is payable quarterly on the unused portion of the revolving line of credit.

The Company also had a loan agreement with two banks that provided for a term loan of $17,425,000 to fund the $20,000,000 purchase of its Kansas City headquarters complex. On July 29, 1994, the Company issued $30,000,000 of Senior Notes. The note proceeds were used to repay the term loan, which then terminated, and reduce borrowings under the revolving line of credit.

The Senior Notes are payable in five equal annual installments beginning in August 2000. Interest is payable on February 1 and August 1 at a rate of 8.3%. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends.

The fair value of the Company's Senior Notes is estimated to be $32,400,000, based on the quoted market prices for similar issues offered to the Company for debt of the same remaining maturities. The Company estimates that the fair value of the long-term portion of capital leases approximates the carrying value.

Long-term debt is as follows:


                                                            1995     1994
                                                         -------------------
                                                            (In thousands)

Senior Notes, 8.3% due 2004                             $  30,000   30,000

Obligation under capital lease agreements,
     interest at 6 - 10%
     payable in monthly installments
     through August 1997,
     secured by equipment                                     234      395
                                                          -------  -------
                                                           30,234   30,395

Less current installments                                     130      160
                                                          -------  -------

     Long-term debt, excluding current
     installments                                       $  30,104   30,235
                                                          -------  -------
                                                          -------  -------


Scheduled maturities of long-term debt (in thousands) at December 30, 1995, are as follows:


               Years
               ------------

               1996                 $    130
               1997                      104
               2000 and thereafter    30,000
                                    --------
                                    $ 30,234
                                    --------
                                    --------


7    Interest Income and Expense

A summary of interest income and expense is as follows:

                                  1995        1994      1993
                               --------------------------------
                                        (In thousands)

Interest income                $   2,380         542       438
Interest expense                  (2,425)     (1,870)     (648)
                                 --------    --------   -------

     Interest expense, net     $     (45)     (1,328)     (210)
                                 --------    --------   -------
                                 --------    --------   -------


8    Stock Options

The Company has three incentive stock option plans and a non-qualified stock option plan. Stock Option Plan A (Plan A) was approved by the Board of Directors on September 20, 1983, and expired on September 20, 1993. Stock Option Plan B (Plan B) was approved by the Board of Directors on November 30, 1983, and expired on November 30, 1993. Stock Option Plan C (Plan C) was approved by the Board of Directors on May 18, 1993. Stock Option Plan D (Plan D), formerly the Non-Qualified Stock Option Plan, was approved by the Board of Directors on February 19, 1991.

All associate stock options authorized under Plan A were granted prior to December 31, 1983. Options granted under Plan A were exercisable through September 20, 1993, at $.19 per share (fair market value on the date of grant) and contained restrictions as to transferability and exercisability after termination of employment. Transactions for associate stock options under Plan A are summarized as follows:


                                         Number of
                                           shares      Exercise      Shares
                                       under option      price     exercisable
                                       ---------------------------------------

Outstanding, December 31, 1992            238,400     $     .19       238,400
Exercised                                (238,400)          .19
                                         ---------     ---------     ---------

Outstanding, December 31, 1993,
  1994, and December 30, 1995                   -     $       -             -
                                         ---------
                                         ---------

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

                                   Number of
                                    shares         Exercise       Shares
                                  under option       price      exercisable
                                  -----------------------------------------

Outstanding, December 31, 1992     2,895,776    $   .50-12.07    1,634,408
Granted                              142,000       8.63-17.56
Canceled                             (49,200)      1.35-10.69
Exercised                           (719,162)       .50- 2.25
                                  -----------

Outstanding, December 31, 1993     2,269,414        .50-17.56    1,469,334
Canceled                             (36,800)            1.35
Exercised                           (697,560)       .50- 4.47
                                  -----------

Outstanding, December 31, 1994     1,535,054        .50-17.56    1,129,454
Canceled                             (20,000)      2.25-17.53
Exercised                           (549,516)       .50-17.56
                                  -----------

Outstanding, December 30, 1995       965,538     $  .50-17.56      797,938
                                  -----------
                                  -----------

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


                                     Number of
                                       shares         Exercise      Shares
                                    under option        price     exercisable
                                   -------------------------------------------

Outstanding, December 31, 1993              -    $        -                -
Granted                                95,000        12.56-18.88
Canceled                                 (600)             14.13
                                      --------

Outstanding, December 31, 1994         94,400        12.56-18.88           -
Exercised                              (4,000)             12.56
Canceled                                 (200)             14.13
                                      --------

Outstanding, December 30, 1995         90,200     $  12.56-18.88      14,000
                                      --------
                                      --------

Under Plan D, the Company may grant to associates, consultants, or advisors options to purchase shares of common stock through January 1, 2000. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years.

Transactions under Plan D and other non-qualified stock option agreements are summarized as follows:

                                      Number of
                                        shares         Exercise      Shares
                                     under option       price      exercisable
                                     -----------------------------------------

Outstanding, December 31, 1992          584,000     $  1.25- 1.53     228,000
Exercised                               (80,000)             1.35
                                      ----------

Outstanding, December 31, 1993          504,000        1.25- 1.53     212,000
Granted                                 315,832       12.56-18.88
Exercised                               (80,000)             1.35
                                      ----------

Outstanding, December 31, 1994          739,832        1.25-18.88     244,000
Granted                               1,198,616       18.13-37.75
Canceled                                (40,000)             1.34
Exercised                              (223,400)       1.34-19.44
                                      ----------

Outstanding, December 30, 1995        1,675,048     $  1.25-37.75      97,240
                                      ----------
                                      ----------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) will require pro forma disclosures in 1996 of net income and earnings per share as if a new accounting method based on estimated fair value of employee stock options had been adopted. The Company has not yet decided if the optional accounting treatment proposed, Statement 123, will be adopted.

9    Income Taxes

Income taxes for the years ended December 30, 1995 and December 31, 1994, and 1993, consist of the following:

                                   1995     1994      1993
                                 ---------------------------
                                        (In thousands)
Current:
     Federal                    $  6,272    3,740     1,767
     State                           798      692       333
     Foreign                        (167)     501       (38)
                                  -------  -------   -------
          Total current            6,903    4,933     2,062
                                  -------  -------   -------

Deferred:
     Federal                       6,850    7,043     6,531
     State                           946      919       969
     Foreign                          --       55        --
                                  -------  -------   -------
          Total deferred           7,796    8,017     7,500
                                  -------  -------   -------

     Total income tax expense   $ 14,699   12,950     9,562
                                  -------  -------   -------
                                  -------  -------   -------

Included in 1993 deferred income tax expense is approximately
$88,000 resulting from the increase in the statutory tax rate.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at December 30, 1995 and December 31, 1994, relate to the following:

                                                1995          1994
                                              ----------------------
                                                  (In thousands)

Deferred Tax Asset

Separate return net operating losses         $   2,389          --
Other                                            1,465       2,392
                                               --------    --------
     Total deferred tax assets                   3,854       2,392
     Less valuation allowance                   (1,189)       (404)
                                               --------    --------
      Net deferred tax assets                    2,665       1,988
                                               --------    --------

Deferred Tax Liability

Software development costs                   $  (8,090)     (6,776)
Contract and service revenues and costs        (16,791)     (9,840)
Depreciation and amortization                   (1,187)       (789)
Other                                             (163)       (353)
                                               --------    --------
         Total deferred tax liability          (26,231)    (17,758)
                                               --------    --------

     Net deferred tax liability              $ (23,566)    (15,770)
                                               --------    --------
                                               --------    --------

The valuation allowance for 1995 and 1994 was $1,189,000 and $404,000 respectively. The valuation allowance is attributable to the continued uncertainty of the future realization of deferred tax assets generated mainly from losses recorded by certain foreign operations.

The effective income tax rates for 1995, 1994, and 1993 were 39.4%, 39.9%, and 39.6%, respectively. These effective rates differ from the federal statutory rate of 35% in 1995, 1994, and 1993 as follows:

                                              1995       1994      1993
                                           -------------------------------
                                                    (In thousands)

Tax expense at statutory rates             $ 13,027     11,358     8,442
State income tax, net of federal benefit      1,352      1,047       846
Other, net                                      320        545       274
                                            -------     ------    ------

     Total income tax expense              $ 14,699     12,950     9,562
                                            -------     ------    ------
                                            -------     ------    ------

Income taxes payable at December 30, 1995 and December 31, 1994 and 1993, are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1995, 1994, and 1993 benefits of $3,325,000, $1,000,000, and $3,200,000, respectively, are treated as increases to additional paid-in capital. Income taxes payable as December 30, 1995 are also reduced by the use of separate return net operating losses. The 1995 tax benefit of $431,000 was treated as a reduction in goodwill.

10   Associate Stock Purchase Retirement Plan

The Company established the Cerner Corporation Associate Stock Purchase Retirement Plan (the Plan) under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pre-tax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to a maximum of $600 per participant. The Company's expense for the plan amounted to $431,000, $316,000, and $275,000 for 1995, 1994, and 1993, respectively.

11   Commitments

The Company is committed under operating leases for office space through December 1999 and for computer equipment through December 1996. Rent expense for office and warehouse space for the Company's regional and international offices for 1995, 1994, and 1993 was $1,192,000, $1,721,000, and $2,195,000,
respectively. Lease expense for computer equipment was $68,000, $328,000, and $323,000, in 1995, 1994, and 1993, respectively.
Aggregate minimum future payments (in thousands) under these noncancelable leases are as follows:

               Years
             ----------------

               1996              $  1,539
               1997                 1,502
               1998                 1,279
               1999                   531
               2000                   180

12   Real Estate Lease Revenue

The Company leases space to unrelated parties in its Kansas City headquarters complex under noncancelable operating leases. Rental income from January 1, 1995 to December 30, 1995, was $2,577,000. Future minimum lease revenues (in thousands) under these noncancelable operating leases expiring through 2000 are as follows:

               Years
             ----------------

               1996              $  2,040
               1997                 1,695
               1998                 1,285
               1999                 1,018
               2000                   694

13   Stockholders' Equity

At December 30, 1995 and December 31, 1994, the Company had
1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

14   Quarterly Results (unaudited)

Selected quarterly financial data for 1995 and 1994 is set forth below:

                                               Earnings
                                                before               Primary
                                                income      Net      earnings
                                     Revenues    taxes    earnings   per share
                                    -------------------------------------------

(In thousands, except per share data)

1995 Quarterly Results:

April 1                             $  43,192     7,817     4,541        .15
July 1                                 48,967    10,271     6,184        .21
September 30                           41,724     5,775     3,491        .11
December 30                            53,018    13,357     8,305        .25
                                     --------   -------   -------

     Total                          $ 186,901    37,220    22,521        .72
                                     --------   -------   -------
                                     --------   -------   -------

1994 Quarterly Results:

March 31                            $  30,515     4,724     3,002        .10
June 30                                39,795     8,253     4,903        .17
September 30                           40,933     8,387     5,069        .17
December 31                            44,674    11,087     6,527        .22
                                     --------   -------   -------

     Total                          $ 155,917    32,451    19,501        .66
                                     --------   -------   -------
                                     --------   -------   -------

                                                                 SCHEDULE II


                                 Cerner Corporation
                          Valuation and Qualifying Accounts

                                       Additions
                         Balance at    Charged to
                         Beginning     Costs and                Balance at
     Description         of Period     Expenses    Deductions  End of Period
----------------------------------------------------------------------------
For Year Ended
  December 31, 1994

Doubtful Accounts       $  534,268    $        0   $  100,000  $   434,268

Sales Allowances        $  300,000    $        0   $        0  $   300,000




                                       Additions
                         Balance at    Charged to
                         Beginning     Costs and                 Balance at
     Description         of Period     Expenses    Deductions   End of Period
----------------------------------------------------------------------------
For Year Ended
  December 30, 1995

Doubtful Accounts
  and Allowances        $  434,268    $  674,750   $        0  $  1,109,018

Sales Allowances        $  300,000    $        0   $  300,000  $          0



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------


The Board of Directors
Cerner Corporation:

Under date of February 10, 1996, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statments of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended Decmeber 30, 1995. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG Peat Marwick LLP

Kansas City, Missouri
February 10, 1996