Form 10-Q
period 1996-03-30
CERNER CORP /MO/
filed 1996-05-14
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 30, 1996
                                   ----------------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to_____________


              Commission File Number        0-15386
                                    --------------------

                                CERNER CORPORATION
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)


       Delaware                                             43-1196944
   ---------------                                       ----------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                               2800 Rockcreek Parkway
                            Kansas City, Missouri  64117
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

                          Yes    X       No
                             ------        ------
     There were 32,548,382 shares of Common Stock, $.01 par value, outstanding at March 30, 1996.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 30, 1996 and December 30, 1995 (unaudited)

              Consolidated Statements of Earnings for the three months ended March 30, 1996 and April 1, 1995 (unaudited)

              Consolidated Statements of Cash Flows
              for the three months ended March 30, 1996 and April 1, 1995 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 6.       Exhibits and Reports on Form 8-K

Part I.  Financial Information

Item 1.  Financial Statements


                    CERNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                             March 30,       December 30,
                                               1996              1995
                                            ----------       ------------
 (In thousands)

Assets
     Current Assets:
     Cash and cash equivalents              $   7,893         $   8,640
     Short-term investments                   106,302           103,478
     Receivables                              101,327            98,154
     Inventory                                  3,985             2,246
     Prepaid expenses and other                 5,011             4,393
                                            ---------         ---------
     Total current assets                     224,518           216,911

     Property and equipment, net               57,254            53,693
     Software development costs, net           24,383            22,885
     Intangible assets, net                     4,410             4,414
     Noncurrent receivables                     4,136             4,097
     Other assets                               2,112             1,945
                                            ---------         ---------

                                            $ 316,813         $ 303,945
                                            =========         =========

Liabilities and Stockholders' Equity
     Current Liabilities:
     Accounts payable                       $  18,272         $  14,932
     Current installments of long-term debt       133               130
     Advanced billings                          7,209             6,162
     Accrued income taxes                      17,672            13,946
     Accrued payroll and tax withholdings       5,952             5,112
     Other accrued expenses                     2,014             2,565
                                            ---------         ---------
     Total Current Liabilities                 51,252            42,847
                                            ---------         ---------
     Long-term debt, net                       30,070            30,104
     Deferred income taxes                      9,619             9,620

     Stockholders' Equity:
     Common stock, $.01 par value,
        50,000,000 shares authorized,
        33,061,400 shares issued in 1996
        and 33,001,973 issued in 1995             331              330
     Additional paid-in capital               144,021          143,876
     Retained earnings                         87,100           82,874
     Treasury stock, at cost
        (513,018 shares in 1996 and 1995)      (5,693)          (5,693)
     Foreign currency translation adjustment      113              (13)
                                            ---------        ---------
     Total stockholders' equity               225,872          221,374
                                            ---------        ---------
                                            $ 316,813        $ 303,945
                                            =========        =========

See notes to consolidated financial statements.

                    CERNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                                    Three Months Ended
                                                 March 30,        April 1,
                                                --------------------------
(In thousands, except per share data)

                                                  1996             1995
                                                  ----             ----
Revenues:
  System sales                                  $ 37,168       $ 29,988
  Support and maintenance                         13,579         11,647
  Other                                            1,835          1,557
                                                --------       --------
  Total revenues                                  52,582         43,192
                                                --------       --------
Costs and expenses:
  Cost of revenues                                17,284         12,068
  Sales and client service                        15,623         11,176
  Software development                             8,540          7,621
  General and administrative                       4,850          4,043
                                                --------       --------
  Total costs and expenses                        46,297         34,908
                                                --------       --------
Operating earnings                                 6,285          8,284

  Interest income (expense), net                     671           (468)
                                                --------       --------
Earnings before income taxes                       6,956          7,816
  Income taxes                                     2,734          3,275
                                                --------       --------
Net earnings                                    $  4,222       $  4,541
                                                ========       ========

Earnings per share                              $    .13       $    .15
                                                ========       ========

Weighted average shares outstanding               33,701         29,893
                                                --------       --------


See notes to consolidated financial statements.

                    CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Three Months Ended
                                                 March 30,           April 1,
                                                 ---------           --------
(In thousands)
                                                      1996              1995
                                                      ----              ----
Cash flows from operating activities:
  Net earnings                                    $   4,222         $   4,541
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    3,603             3,090
     Issuance of stock as compensation                   --                 7
     Provision for deferred income taxes              3,725             2,185
     Loss on disposal of capital equipment               14                 2
Changes in assets and liabilities:
     Receivables                                     (3,213)           (4,288)
     Inventory                                       (1,739)              551
     Prepaid expenses and other                      (1,074)             (113)
     Accounts payable                                 3,340            (2,183)
     Accrued income taxes                                --             1,000
     Other accrued liabilities                        1,336               717
                                                  ---------         ---------
     Total adjustments                                5,992               968
                                                  ---------         ---------
       Net cash provided by operating activities     10,214             5,509
                                                  ---------         ---------
Cash flows from investing activities:
     Purchase of capital equipment                   (5,179)           (2,246)
     Purchase of land, building and improvements       (219)           (1,681)
     Capitalized software development costs          (2,981)           (2,061)
                                                  ---------          --------
       Net cash used in investing activities         (8,379)           (5,988)
                                                  ---------          --------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt             3             2,266
     Repayment of long-term debt                        (34)           (1,085)
     Proceeds from exercise of options                  147               523
                                                  ---------          --------
        Net cash provided by financing activities       116             1,704
                                                  ---------          --------
Foreign currency translation adjustment                 126               (85)
                                                  ---------          --------
Net increase in cash, cash equivalents and
     short-term investments                           2,077             1,140

Cash, cash equivalents and short-term investments
      at beginning of period                        112,118            15,305
                                                  ---------          --------
Cash, cash equivalents and short-term investments
     at end of period                             $ 114,195          $ 16,445
                                                  =========          ========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 30, 1996 and December 30, 1995 and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.

(2) Earnings Per Share

     Net earnings per share for the three months ended March 30, 1996 and April 1, 1995 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

Three Months Ended March 30, 1996 Compared to Three Months Ended April 1, 1995

     Revenues for the three months ended March 30, 1996 increased 22% to $52,582,000 from $43,192,000 for the three months ended April 1, 1995. Net earnings for the three months ended March 30, 1996 decreased 7% to $4,222,000 from $4,541,000 in the same prior year period.

     In the 1996 period, revenues increased due to an increase in system sales and support of installed systems. System sales in the first quarter of 1996 increased 24% to $37,168,000 from $29,988,000 in the first quarter of 1995. This increase in system sales resulted principally from an increase in installations under HNA contracts and additional hardware and software sales to the Company's existing client base. HNA contracts comprised 50% of total system sales in the first three months of 1996 compared to 47% for the same period in 1995. The sale of additional hardware and software products to the installed client base increased 50% in the first three months of 1996 over the first three months of 1995.

     At March 30, 1996, the Company had $89,406,000 in contract backlog and $98,638,000 in support and maintenance backlog, compared to $54,726,000 in contract backlog and $81,022,000 in support and maintenance backlog on April 1, 1995.

      Support and maintenance revenues increased 17% to $13,579,000 in the first quarter of 1996 from $11,647,000 in the first quarter of 1995. This increase was due primarily to the increase in the Company's installed and converted client base.

      Other revenues increased 18% to $1,835,000 in the first quarter of 1996 from $1,557,000 in the same prior year period. This increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

      The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 33% of total revenues in the first quarter of 1996 compared to 28% of total revenues for the same period in 1995. Such costs, as a percent of revenue, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in margin is due to equipment being a larger component of system sales in the first quarter of 1996 compared to the first quarter of 1995.

      Sales and client service expenses include salaries of client service personnel, communication expenses, and travel expenses. Also included are sales and marketing salaries, and trade show costs. These expenses as a percent of revenue were 30% and 26% in the first quarter of 1996 and 1995, respectively. The increase in total sales and client service expenses to $15,623,000 in 1996 from $11,176,000 in 1995 was attributable to personnel and operating expenses associated with the larger regional sales and service organization and certain marketing initiatives.

      Software development expenses include salaries, documentation and other direct expenses incurred in products development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and non-capitalized portions for the first quarter of 1996 and 1995 were $10,049,000 and $8,344,000, respectively. These amounts exclude amortization. Capitalized software costs for the first quarter of 1996 and 1995 were $2,981,000 and $2,061,000, respectively. The increase in expenditures for software development in 1996 was due primarily to increased investment in the development of version 500 of the Company's existing clinical information systems and new clinical information system products for automation of clinical processes.

      General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percentage of revenues were 9% in the first quarter of 1996 and 9% for the same period in 1995. Total general and administrative expenses for the first quarter of 1996 and 1995 were $4,850,000 and $4,043,000, respectively.

      Net interest income increased 243% in the first three months of 1996 over the same period in 1995. This decrease was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

      The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly financial results to continue.


Capital Resources and Liquidity
- -------------------------------

      The Company's liquidity position remains strong with total cash and cash equivalents of $7,893,000 and short term investments of $106,302,000 at March 30, 1996 and working capital of $173,266,000. The Company generated net cash from operations of $10,214,000 and $5,509,000 during the three months ended March 30, 1996 and April 1, 1995. During August 1995, the Company sold 3,716,000 shares of common stock. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $108,287,000. Prior to the public offering the Company financed its operations, capital expenditures (other than the purchase of the Kansas City headquarters complex and its anticipated capital improvements), and working capital from the internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from bank, all of which was available as of March 30, 1996.

       Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at March 30, 1996 included $98,638,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

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

Part II.  Other Information



Item 6.    Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Exhibit 11  Computation of Earnings Per Share

          Exhibit 27  Financial Data Schedule

    (b)   Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   Registrant



May 13, 1996                       By:/s/ Marc G. Naughton
- ------------                          --------------------
   Date                               Marc G. Naughton
                                      Chief Financial Officer