Form 10-Q
period 1996-06-29
CERNER CORP /MO/
filed 1996-08-13
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 29, 1996
                                       -------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to______________


              Commission File Number       0-15386
                                           -------

                      CERNER CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                             43-1196944
- ----------------------------              ----------------------
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

                     Yes   X       No _____

      There were 32,684,200 shares of Common Stock, $.01 par value, outstanding at June 29, 1996.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X


Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 29, 1996 and December 30, 1995 (unaudited)

          Consolidated Statements of Earnings for the three months and six months ended June 29, 1996 and July 1, 1995 (unaudited)

          Consolidated Statements of Cash Flows
          for the six months ended June 29, 1996
          and July 1, 1995 (unaudited)

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Part I.   Financial Information

Item 1.   Financial Statements



               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                         June 29,     December 30,
                                           1996           1995
                                         ---------    -------------

(In thousands)
Assets
   Current Assets:
   Cash and cash equivalents              $   8,640     $   8,640
   Short-term investments                   101,578       103,478
   Receivables                               99,503        98,154
   Inventory                                  3,718         2,246
   Prepaid expenses and other                 2,707         4,393
                                           --------      --------
   Total current assets                     216,146       216,911

   Property and equipment, net               59,702        53,693
   Software development costs, net           26,206        22,885
   Intangible assets, net                     4,238         4,414
   Noncurrent receivables                     4,086         4,097
   Other assets                               2,154         1,945
                                           --------      --------
                                          $ 312,532     $ 303,945
                                           ========      ========
Liabilities and Stockholders' Equity
   Current Liabilities:
   Accounts payable                       $  14,255     $  14,932
   Current installments of long-term debt       135           130
   Advanced billings                          6,971         6,162
   Accrued income taxes                      14,766        13,946
   Accrued payroll and tax withholdings       5,333         5,112
   Other accrued expenses                     3,580         2,565
                                           --------      --------
   Total Current Liabilities                 45,040        42,847
                                           --------      --------
   Long-term debt, net                       30,035        30,104
   Deferred income taxes                      9,618         9,620

   Stockholders' Equity:
   Common stock, $.01 par value,
       150,000,000 shares authorized,
       33,197,218 shares issued in 1996
       and 33,001,973 issued in 1995            332           330
   Additional paid-in capital               144,279       143,876
   Retained earnings                         88,787        82,874
   Treasury stock, at cost
      (513,018 shares in 1996 and 1995)      (5,693)       (5,693)
   Foreign currency translation adjustment      134           (13)
                                           ---------     ---------
   Total stockholders' equity               227,839       221,374
                                           ---------     ---------
                                          $ 312,532     $ 303,945
                                           =========     =========

See notes to consolidated financial statements.



               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)


                           Three Months Ended              Six Months Ended
                           June 29,     July 1,         June 29,      July 1,
                        -------------------------    -------------------------
(In thousands, except per share data)

                             1996         1995             1996          1995
                          ----------   ------------    ------------   ----------


Revenues:
  System sales               $ 29,841    $ 35,335          $ 67,008    $ 65,322
  Support and maintenance      14,142      11,715            27,721      23,362
  Other                         2,726       1,917             4,562       3,474
                              -------     -------           -------      ------
  Total revenues               46,709      48,967            99,291      92,158
                              -------     -------           -------      ------
Costs and expenses:
  Cost of revenues             13,879      14,219            31,164      26,286
  Sales and client service     17,032      12,815            32,654      23,991
  Software development          8,703       7,432            17,243      15,053
  General and administrative    4,860       3,737             9,710       7,779
                              -------     -------           -------     -------
  Total costs and expenses     44,474      38,203            90,771      73,109
                              -------     -------           -------     -------

Operating earnings              2,235      10,764             8,520      19,049

Interest income (expense), net    593        (493)            1,263        (961)
                              -------     --------          -------     --------
Earnings before income taxes    2,828      10,271             9,783      18,088
Income Taxes                    1,139       4,087             3,872       7,363
                              -------     --------          -------     --------

Net earnings                 $  1,689    $  6,184          $  5,911   $  10,725
                              =======     ========          =======     ========
Earnings per share           $    .05    $    .21          $    .18   $     .36
                              =======     ========          =======     ========
Weighted average
   shares outstanding          33,684      29,941            33,700      29,920
                              -------     --------          --------    -------


See notes to consolidated financial statements.



               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                    Six Months Ended
                                                June 29,           July 1,
                                             -------------      ------------
(In thousands)
                                                 1996               1995
                                             -------------      ------------


Cash flows from operating activities:
   Net earnings                                    $  5,911         $  10,725
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                    7,267             6,148
     Issuance of stock as compensation                  --                 5
     Provision for deferred income taxes                819             4,925
     Loss on disposal of capital equipment               14                10
     Provision for uncollectable accounts                20                --
Changes in assets and liabilities:
     Receivables                                     (1,357)          (10,995)
     Inventory                                       (1,471)             (321)
     Prepaid expenses and other                       1,065              (761)
     Accounts payable                                  (678)              416
     Accrued income taxes                                --             2,000
     Other accrued liabilities                        2,044             1,412
                                                    --------          --------
     Total adjustments                                7,723             2,839
                                                    --------          --------
       Net cash provided by operating activities     13,634            13,564
                                                    --------          --------
Cash flows from investing activities:
     Purchase of capital equipment                   (9,452)           (5,110)
     Purchase of land, building and improvements       (280)           (3,712)
     Capitalized software development costs          (6,286)           (4,633)
                                                    --------         ---------
       Net cash used in investing activities        (16,018)          (13,455)
                                                    --------         ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt             5             3,626
     Repayment of long-term debt                        (69)           (1,115)
     Proceeds from exercise of options                  401               706
                                                    --------         ---------
       Net cash provided by financing activities        337             3,217
                                                    --------         ---------
Foreign currency translation adjustment                 147              (100)
                                                    --------         ---------
Net increase (decrease) in cash, cash equivalents,
  and short-term investments                         (1,900)            3,226

Cash, cash equivalents, and short-term investments
  at beginning of period                            112,118            15,305
                                                    --------         ---------
Cash, cash equivalents, and short-term investments
  at end of period                                $ 110,218         $  18,531
                                                   =========         =========


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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 29, 1996 and December 30, 1995 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.


(2)  Earnings Per Share

     Net earnings per share for the three months and six months ended June 29, 1996 and July 1, 1995 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.


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


Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Results of Operations

Three  Months Ended June 29, 1996 Compared to Three Months  Ended
July 1, 1995

     The Company's revenues decreased 5% from $48,967,000 for the three-month period ended July 1, 1995 to $46,709,000 for the three-month period ended June 29, 1996. Net earnings decreased 73% from $6,184,000 in the 1995 period to $1,689,000 for the 1996 period.

     In the 1996 period, revenues decreased due to a decrease in system sales. System revenues decreased 16% from $35,335,000 for the three-month period ended July 1, 1995 to $29,841,000 for the corresponding period in 1996. HNA contracts comprised 34% of system revenue in the second quarter of 1996 compared to 41% for the same period in 1995. An HNA contract is an initial contract that includes the Company's CareNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. The revenue from additional hardware and software products to the installed client base increased 9% in the second quarter of 1996 over the same period in 1995.

     At June 29, 1996, the Company had $96,702,000 in contract backlog and $101,379,000 in support and maintenance backlog, compared to $58,806,000 in contract backlog and $85,544,000 in support backlog at July 1, 1995.

      Support   and  maintenance  revenues  increased  21%   from
$11,715,000 during the second quarter of 1995 to $14,142,000 during the same period in 1996. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues increased 42% from $1,917,000 in the  second
quarter  of 1995 to $2,726,000 in the same period of 1996.   This
increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 30% of total revenues in the second quarter of 1996 and 29% of total revenues in the comparable period in 1995. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The decrease in margin is due to equipment being a larger component of system sales in the second quarter of 1996 compared to the second quarter of 1995.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 26% in the second quarter of 1996 and 1995, respectively. The increase in total sales and client service expenses from $12,815,000 in 1995 to $17,032,000 in 1996 was attributable to personnel and operating expenses associated with the larger regional sales and service organization and certain marketing initiatives.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1996 and 1995 were $10,540,000 and $8,373,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $3,320,000 and $2,265,000 for the second quarter of 1996 and 1995, respectively. The increase in aggregate expenditures for software development in 1996 was due to Health Network Architecture Version 500 (HNA 500) and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% and 8% in the second quarter of 1996 and 1995, respectively. Total general and administrative expenses for the second quarter of 1996 and 1995 were $4,860,000 and $3,737,000, respectively.

     Net interest income increased 220% in the second quarter of 1996 than in the same period in 1995. This increase in interest income was due primarily to interest income from the investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

     The Company's effective tax rates was 40% for the second quarter of 1996 and 1995.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Six  Months Ended June 29, 1996 Compared to Six Months Ended July 1, 1995

     The Company's revenues increased 8% from $92,158,000 for the six-month period ended July 1, 1995 to $99,291,000 for the six-month period ended June 29, 1996. Net earnings decreased 45% from $10,725,000 in the 1995 period to $5,911,000 for the 1996 period.

     In the 1996 period, revenues increased due to an increase in system sales and support of installed systems. System revenues increased 3% from $65,322,000 for the six-month period ended July 1, 1995 to $67,008,000 for the corresponding period in 1996. This increase in system revenues resulted principally from an increase in the sale of additional hardware and software products to the installed client base. Sale of additional hardware and software products to the installed client base increased 27% in the first six months of 1996 over the same period in 1995.

     At June 29, 1996, the Company had $96,702,000 in contract backlog and $101,379,000 in support and maintenance backlog, compared to $58,806,000 in contract backlog and $85,544,000 in support backlog at July 1, 1995.

      Support and maintenance revenues increased 19% from $23,362,000 during the first six months of 1995 to $27,721,000 during the same period in 1996. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues increased 31% from $3,474,000 in  the  first
half  of  1995  to $4,562,000 in the same period of  1996.   This
increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 31% of total revenues in the first six months of 1996 and 29% of total revenues in the comparable period in 1995. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The decrease in margin is due to equipment being a larger component of system sales in the first six months of 1996 compared to the first six months of 1995.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 33% and 26% in the first half of 1996 and 1995, respectively. The increase in total sales and client service expenses from $23,991,000 in 1995 to $32,654,000 in 1996 was attributable to personnel and operating expenses associated with the larger regional sales and service organization and certain marketing initiatives.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first half of 1996 and 1995 were $20,590,000 and $16,717,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $6,286,000 and $4,633,000 for the first six months of 1996 and 1995, respectively. The increase in aggregate expenditures for software development in 1996 was due to Health Network Architecture Version 500 (HNA 500) and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% and 8% in the first six months of 1996 and 1995, respectively. Total general and administrative expenses for the first six months of 1996 and 1995 were $9,710,000 and $7,779,000, respectively.

    Net interest income was 231% higher in the first half of 1996 than in the same period in 1995. This increase was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

     The Company's effective tax rates were 40% and 41% for the first six months of 1996 and 1995, respectively.

Capital Resources and Liquidity

     The Company's liquidity position remains strong with total cash and cash equivalents of $8,640,000 and short term investments of $101,578,000 at June 29, 1996 and working capital of $171,106,000. The Company generated net cash from operations of $13,634,000 and $13,564,000 during the six month periods ended June 29, 1996 and July 1, 1995, respectively. During August 1995, the Company sold 3,716,000 shares of common stock. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $108,287,000. Prior to the public offering the Company financed it operations, capital expenditures (other that the purchase of the Kansas City headquarters complex and its anticipated capital improvements), and working capital from the internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of June 29, 1996.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at June 29, 1996 included $101,379,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's annual shareholders meeting held on May 14, 1996, Neal L. Patterson was reelected as a Class I Director, for a three year term expiring at the 1999 annual meeting of shareholders. Charles S. Runnion, III was reelected as a Class II Directors, for a one year term expiring at the 1997 annual meeting of shareholders. Thomas A. McDonnell and John C. Danforth were elected as a new members to the Board of Directors as a Class I Directors, for a three year term expiring at the 1999 annual meeting of shareholders. Clifford W. Illig, Thomas
C. Tinstman, M.D., Gerald E. Bisbee, Jr. and Micheal E. Herman continued as directors after the meeting.


                                                   Abstention
                                                   and Broker
                               For      Withheld    Non-Votes
                             -------   ----------  ----------

Neal L. Patterson          29,287,308         0       164,425
Charles S. Runnion, III    29,099,150         0       352,582
Thomas A. McDonnell        29,268,710         0       183,022
John C. Danforth           29,257,072         0       194,660


The  shareholders  approved an amendment to  the  Certificate  of
Incorporation of the Company to increase the total number of authorized shares of stock from 51,000,000 to 151,000,000 and to increase the number of authorized shares of the Common Stock, par value $.01 per share, of the Company from 50,000,000 to 150,000,000. Shares voted in favor were 23,867,896, shares against 5,498,015 and shares abstained or were broker non-votes 92,479.

The shareholders also ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 28, 1996. Shares voted in favor were 29,244,171 shares against 161,835 and shares abstained or were broker non-votes 52,384.


Item 5.   Other Information.




Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits

           Exhibit 3 (i)     Certificate of Incorporation of the
                             Registrant

           Exhibit 10 (i)a   Indemnification Agreement between
                             Michael E. Herman and Registrant.

           Exhibit 10 (i)b   Indemnification Agreement between
                             John  C. Danforth, and Registrant.

           Exhibit 10 (i)c   Indemnification Agreement between
                             Thomas A. McDonnell and Registrant.

           Exhibit 11        Computation of Earnings Per Share

           Exhibit 27        Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



August 12, 1996                       By:\s\ Marc G. Naughton
- ---------------                          --------------------
     Date                             Marc G. Naughton
                                      Chief Financial Officer