Form 10-Q
period 1996-09-28
CERNER CORP /MO/
filed 1996-11-12
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 28, 1996
                                   -------------------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________


              Commission File Number        0-15386
                                    ---------------------

                       CERNER CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                             43-1196944
 -------------------------------         ---------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)        Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                          (816) 221-1024
  --------------------------------------------------------------
  (Address of Principal Executive Offices, including zip code;
       registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X       No
                         ------        -------
      There were 32,868,197 shares of Common Stock, $.01 par value, outstanding at September 28, 1996.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------
                            I N D E X
                            ---------



Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 28, 1996 and December 30, 1995 (unaudited)

              Consolidated Statements of Earnings for the three months and nine months ended September 28, 1996 and September 30, 1995 (unaudited)

              Consolidated Statements of Cash Flows
              for the nine months ended September 28, 1996 and September 30, 1995 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

Part I.       Financial Information
Item 1.       Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                        September 28,    December 30,
                                              1996            1995
                                        -------------    ------------

(In thousands)
Assets
     Current Assets:
     Cash and cash equivalents                 $  10,030       $   8,640
     Short-term investments                      100,124         103,478
     Receivables                                  93,113          98,154
     Inventory                                     3,170           2,246
     Prepaid expenses and other                    2,916           4,393
                                               ---------       ---------

     Total current assets                        209,353         216,911

     Property and equipment, net                  60,247          53,693
     Software development costs, net              27,907          22,885
     Intangible assets, net                        4,090           4,414
     Noncurrent receivables                        4,194           4,097
     Other assets                                  3,126           1,945
                                               ---------        --------

                                               $ 308,917       $ 303,945
                                               =========       =========
Liabilities and Stockholders' Equity
     Current Liabilities:
     Accounts payable                          $  11,847       $  14,932
     Current installments of long-term debt          138             130
     Advanced billings                             5,156           6,162
     Accrued income taxes                         14,575          13,946
     Accrued payroll and tax withholdings          6,381           5,112
     Other accrued expenses                        2,022           2,565
                                               ---------       ---------

     Total Current Liabilities                    40,119          42,847
                                               ---------       ---------

     Long-term debt, net                          30,000          30,104
     Deferred income taxes                         9,899           9,620

     Stockholders' Equity:
     Common stock, $.01 par value, 150,000,000
         shares authorized, 33,381,215 shares
         issued in 1996 and 33,001,973 issued
         in 1995                                     334             330
     Additional paid-in capital                  144,617         143,876
     Retained earnings                            89,560          82,874
     Treasury stock, at cost
         (513,018 shares in 1996 and 1995)       (5,693)         (5,693)
     Foreign currency translation adjustment         81             (13)
                                               ---------       ---------

     Total stockholders' equity                  228,899         221,374
                                               ---------       ---------

                                               $ 308,917       $ 303,945
                                               =========       =========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)


                               Three Months Ended            Nine Months Ended
                           September 28, September 30,  September 28, September 30,
                          ----------------------------  ---------------------------
                                 1996          1995         1996         1995
                             -----------   -----------  -----------   -------------

(In thousands, except per share data)
Revenues:
  System sales                 $ 26,420     $ 27,243      $ 93,427    $ 92,565
  Support and maintenance        14,372       12,747        42,093      36,059
  Other                           2,609        1,734         7,171       5,259
                               --------     --------      --------    --------
  Total revenues                 43,401       41,724       142,691     133,883
                               --------     --------      --------    --------

Cost and expenses:
  Cost of revenues               13,782       11,724        44,945      38,011
  Sales and client service       15,811       12,657        48,464      36,648
  Software development            9,235        7,429        26,478      22,482
  General and administrative      4,194        4,390        13,905      12,171
                               --------     --------      --------    --------
  Total costs and expenses       43,022       36,200       133,792     109,312
                               ========     ========      ========    ========

Operating earnings                  379        5,524         8,899      24,571

Interest income (expense), net      535          251         1,798       (710)
                               --------     --------      --------    --------

Earnings before income taxes        914        5,775        10,697      23,861
Income Taxes                        144        2,284         4,016       9,646
                               --------     --------      --------    --------

Net earnings                   $    770     $  3,491      $  6,681    $ 14,215
                               ========     ========      ========    ========

Earnings per share             $   0.02      $  0.11      $   0.20    $   0.46
                               ========     ========      ========    ========

Weighted average shares
 outstanding                     33,483       32,226        33,644     30,677
                               --------     --------      --------    --------


See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                        Nine Months Ended
                                                September 28,      September 30,
                                                -------------      -------------
                                                     1996               1995
                                                 -------------      ------------

(In thousands)
Cash flows from operating activities:
   Net earnings                                    $   6,681         $  14,215
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                    11,863             9,474
     Issuance of stock as compensation                    --                 5
     Provision for deferred income taxes                 908             3,346
     Loss on disposal of capital equipment                43                10
     Provision for uncollectable accounts                 20                --
Changes in assets and liabilities:
     Receivables                                       4,923           (13,046)
     Inventory                                          (923)              170
     Prepaid expenses and other                         (158)           (1,636)
     Accounts payable                                 (3,086)           (1,462)
     Accrued income taxes                                 --             2,000
     Other accrued liabilities                          (278)              600
                                                    ---------         ---------
     Total adjustments                                13,312              (539)
                                                    ---------         ---------
       Net cash provided by operating activities      19,993            13,676
                                                    ---------         ---------

Cash flows from investing activities:
     Purchase of capital equipment                   (12,790)           (7,847)
     Purchase of land, building and improvements        (378)           (5,840)
     Capitalized software development costs           (9,532)           (6,899)
                                                    ---------         ---------
       Net cash used in investing activities         (22,700)          (20,586)
                                                    ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt              8             6,060
     Repayment of long-term debt                        (104)           (6,190)
     Proceed from public offering, net of expenses        --           108,727
     Proceeds from exercise of options                   744             1,094
                                                    ---------         ---------
       Net cash provided by financing activities         648           109,691
                                                    ---------         ---------
Foreign currency translation adjustment                   95                14
                                                    ---------         ---------

Net increase (decrease) in cash, cash equivalents,
 and short-term investments                           (1,964)          102,795

Cash, cash equivalents, and short-term investments
 at beginning of period                              112,118            15,305
                                                   ---------         ---------

Cash, cash equivalents, and short-term investments
 at end of period                                  $ 110,154         $ 118,100
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 28, 1996 and December 30, 1995 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.


(2) Earnings Per Share

     Net earnings per share for the three months and nine months ended September 28, 1996 and September 30, 1995 is based on the weighted average number of common shares and common share
equivalents  outstanding  during  those  periods.   Common  share
equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.


(3) Stock Dividend

    On July 17, 1995, the Company's Board of Directors declared a two-for-one stock split in the form of a one hundred percent (100%) stock dividend payable on August 4, 1995, to stockholders of record July 24, 1995. All share and per share data have been restated for all periods presented herein to reflect the stock split.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months  Ended September 28, 1996 Compared to Three  Months
Ended September 30, 1995

     The Company's revenues increased 4% from $41,724,000 for the three-month period ended September 30, 1995 to $43,401,000 for the three-month period ended September 28, 1996. Net earnings decreased 78% from $3,491,000 in the 1995 period to $770,000 for the 1996 period. The earnings decrease resulted primarily from an increase in spending from the 1995 period to the 1996 period.

     In the 1996 period, revenues increased due to a increase in support of installed systems and other revenues.

     System sales revenues decreased 3% from $27,243,000 for the three-month period ended September 30, 1995 to $26,420,000 for the corresponding period in 1996. HNA contracts comprised 42% of system revenue in the third quarter of 1996 compared to 36% for the same period in 1995. An HNA contract is an initial contract that includes the Company's CareNet Order Management product and at least two other clinical systems, or a contract that brings an existing client to this level. The revenue from additional hardware and software products to the installed client base decreased 15% in the third quarter of 1996 over the same period in 1995.

     At  September  28,  1996,  the Company  had  $95,214,000  in
contract  backlog  and  $102,266,000 in support  and  maintenance
backlog,   compared  to  $67,096,000  in  contract  backlog   and
$88,065,000 in support backlog at September 30, 1995.

      Support   and  maintenance  revenues  increased  13%   from
$12,747,000  during  the  third quarter of  1995  to  $14,372,000 during the same period in 1996. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues increased 50% from $1,734,000 in  the  third
quarter  of 1995 to $2,609,000 in the same period of 1996.   This
increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 32% of total revenues in the third quarter of 1996 and 28% of total revenues in the comparable period in 1995. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The decrease in margin is due to equipment being a larger component of system sales in the third quarter of 1996 compared to the third quarter of 1995.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 30% in the third quarter of 1996 and 1995, respectively. The increase in total sales and client service expenses from $12,657,000 in 1995 to $15,811,000 in 1996 was attributable to personnel and operating expenses associated with the larger regional sales and service organization and certain marketing initiatives.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 1996 and 1995 were $10,936,000 and $8,455,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $3,246,000 and $2,279,000 for the third quarter of 1996 and 1995, respectively. The increase in aggregate expenditures for software development in 1996 was due to Health Network Architecture Version 500 (HNA 500) and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% and 11% in the third quarter of 1996 and 1995, respectively. Total general and administrative expenses for the third quarter of 1996 and 1995 were $4,194,000 and $4,390,000, respectively.

     Net interest income increased 113% in the third quarter of 1996 than in the same period in 1995. This increase in interest income was due primarily to interest income from the investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

     The Company's effective tax rates were 16% and 40% for the third quarter of 1996 and 1995, respectively. This change is a result of a decrease in the Company's tax valuation allowance related to foreign net operating losses.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Nine  Months  Ended September 28, 1996 Compared  to  Nine  Months
Ended September 30, 1995.

    The Company's revenues increased 7% from $133,883,000 for the nine-month period ended September 30, 1995 to $142,691,000 for the nine-month period ended September 28, 1996. Net earnings decreased 53% from $14,215,000 in the 1995 period to $6,681,000 for  the  1996 period.  The earnings decrease resulted  primarily from  an  increase in spending from the 1995 period to  the  1996 period.

     In the 1996 period, revenues increased due to an increase in system sales and support of installed systems. System sales revenues increased from $92,565,000 for the nine-month period ended September 30, 1995 to $93,427,000 for the corresponding period in 1996. This increase in system revenues resulted principally from an increase in the sale of additional hardware and software products to the installed client base. Sale of additional hardware and software products to the installed client base increased 13% in the first nine months of 1996 over the same period in 1995.

     At  September  28,  1996,  the Company  had  $95,214,000  in
contract  backlog  and  $102,266,000 in support  and  maintenance
backlog,   compared  to  $67,096,000  in  contract  backlog   and
$88,065,000 in support backlog at September 30, 1995.

      Support and maintenance revenues increased 17% from $36,059,000 during the first nine months of 1995 to $42,093,000 during the same period in 1996. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased 36% from $5,259,000 in the first nine months of 1995 to $7,171,000 in the same period of 1996. This increase was due primarily to an increase in services performed above the contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 31% of total revenues in the first nine months of 1996 and 28% of total revenues in the comparable period in 1995. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The decrease in margin is due to equipment being a larger component of system sales in the first nine months of 1996 compared to the first nine months of 1995.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 34% and 27% in the first nine months of 1996 and 1995, respectively. The increase in total sales and client service expenses from $36,648,000 in 1995 to $48,464,000 in 1996 was attributable to personnel and operating expenses associated with the larger regional sales and service organization and certain marketing initiatives.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 1996 and 1995 were $31,526,000 and $25,172,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $9,532,000 and $6,899,000 for the first nine months of 1996 and 1995, respectively. The increase in aggregate expenditures for software development in 1996 was due to Health Network Architecture Version 500 (HNA 500) and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% and 9% in the first nine months of 1996 and 1995, respectively. Total general and administrative expenses for the first nine months of 1996 and 1995 were $13,905,000 and $12,171,000, respectively.

     Net interest income was 353% higher in the first nine months of 1996 than in the same period in 1995. This increase was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

     The Company's effective tax rates were 37.5% and 40% for the first nine months of 1996 and 1995, respectively. This change is a result of a decrease in the Company's tax valuation allowance related to foreign net operating losses.

Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $10,030,000 and short term investments of $100,124,000 at September 28, 1996 and working capital of $169,234,000. The Company generated net cash from operations of $19,993,000 and $13,676,000 during the nine month periods ended September 28, 1996 and September 30, 1995, respectively. During August 1995, the Company sold 3,716,000 shares of common stock. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $108,287,000. Prior to the public offering the Company financed it operations, capital expenditures (other that the purchase of the Kansas City headquarters complex and its anticipated capital improvements), and working capital from the internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of September 28, 1996.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at September 28, 1996 included $102,266,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.

Part II.  Other Information

Item 5.   Other Information.
          ------------------



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    Exhibits

           Exhibit 11   Computation of Earnings Per Share

           Exhibit 27   Financial Data Schedule

    (b)    Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



November 8, 1996                 By: /s/ Marc G. Naughton
----------------                    ---------------------
     Date                           Marc G. Naughton
                                    Chief Financial Officer