Form 10-K
period 1996-12-28
CERNER CORP /MO/
filed 1997-03-28
CIK 804753

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

( X )      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 28, 1996

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

     At March 1, 1997, there were 32,895,273 shares of Common Stock outstanding, of which 7,457,741 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1997, was $383,152,826.

     Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

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

          Cerner designs, develops, markets, installs and supports member/patient-focused clinical and management information systems that are capable of being implemented on an individual, combined or enterprise-wide basis. Cerner systems are designed to automate the process of healthcare by accumulating data on care provided to members/patients, maintaining such data in a database repository and providing access to such data for users of clinical information across a healthcare system. Cerner's systems are designed and developed using the Health Network Architecture (''HNA''), a single architecture. HNA is a unified system for combining clinical and management information applications. HNA allows each participating facility within an integrated healthcare enterprise to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity of the location and the entire enterprise.

Healthcare Industry
-------------------

          The dramatic increase in healthcare costs in the United States, which historically were based on a fee-for-service model, has caused significant changes in the healthcare industry. Managed care organizations and other payers have developed alternative payment models to control costs, including procedure-based cost limits, contractually approved providers and capitation (a fixed monthly fee per member in payment for all required services). The result has been a continuing shift of financial risk from the payer to both the physician provider and the institutional provider (hospitals, clinics, long-term care, subacute providers and rehabilitative care centers). In response, institutional providers are aligning with one another and with physician groups to form Integrated Delivery Systems (''IDSs''), and IDSs are aligning with payer organizations to form Integrated Health Organizations (''IHOs''), in each case to reduce costs in an effort to compete more effectively in the changing healthcare environment.

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

          The same forces that are causing other healthcare providers to join together are causing physicians to combine into larger organizations, including Independent Practice Associations (''IPAs'') and Preferred Provider Organizations (''PPOs''), and are increasingly supported administratively through Management Services Organizations ("MSOs") which offer management and administrative services to physicians. In some cases, such organizations align with IDSs and IHOs. Cerner believes that such physician groups require clinical and management information systems that allow them to participate in the community-wide clinical and management information systems employed by the IDSs and IHOs.

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

          Cerner believes that many large IHOs will emerge in the United States in the next decade. The creation of IHOs results from the combination of existing payers, physicians and institutional providers. These IHOs will need to implement information systems that manage the delivery of care across an entire community while simultaneously managing the business side of health management. Only through automating the core process of healthcare delivery from member enrollment through the ordering and delivery of care will IHOs be able to actually manage and measure care. Process automation will enable healthcare systems interactively to affect the care that is delivered throughout the entire system at each point of delivery. Cerner believes that managing these integrated healthcare systems will require the accumulation and refining of enormous amounts of process-related data in order to monitor performance against plans and to make informed business decisions. This process-oriented approach will also provide the information basis to measure health system performance, in values known as outcomes, from clinical, functional, process, member satisfaction and economic perspectives.

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

     Cerner's newest HNA platform, HNA Millennium, utilizes innovative three-tiered client/server technology to optimize distributed computing performance and functionality advantages. Development of HNA Millennium began in the summer of 1993 and at the end of 1996 approximately 400 engineering and engineering support personnel were engaged in the project. Installation of Alpha and Beta versions of certain HNA Millennium applications began during 1996. Installation of Alpha and Beta versions of additional applications will continue through 1997.

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

Cerner's systems also allow the use of other vendors products in conjunction with Cerner's system through the use of Cerner's Open
Engine Gateway System that allows the exchange of data with the foreign system.

Strategy
--------

     Key elements of the Company's business strategy include:

          To penetrate the integrated healthcare market.  The
          ---------------------------------------------
transformation of healthcare delivery must deal with the changing financial model from fee-for-service to fixed or controlled fee payments for services provided. In order to accomplish the transition, integrated healthcare systems must decrease costs generally, utilize fewer resources per patient or member encounter, decrease the amount of care required by focusing on preventative measures and increase member populations by attracting additional members through better quality healthcare and services. Cerner's process-based, repository and clinical systems provide the technology to enable an integrated system to manage healthcare to significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

          To penetrate the physician market.  As physicians
          ----------------------------------
combine to form organizations such as IPAs and PPOs, and then participate in MSOs, they require clinical and process-based systems to manage the member/patient care processes within their own practices. As such groups align with IDSs and IHOs, they further require clinical and management information systems that allow them to share clinical and management processes with these community-wide systems. Cerner's systems provide the member/patient data repositories and clinical and management tools required by physicians in order for them to participate effectively in the changing healthcare marketplace.

          To expand its core business.  Cerner expects continued
          ----------------------------
growth in core business areas, including clinical domain systems such as PathNet, RadNet and PharmNet, as institutional providers look to restructure and reengineer these high cost centers within their IDSs and IHOs. The Company also intends to market aggressively Cerner clinical and management information systems and services to its existing client base.

          To remain committed to a unified architecture.  Because
          ----------------------------------------------
Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for fully ''intrarelated'' health information and management systems. This platform enables Cerner's process-based HNA system to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols. In addition, the HNA system can be accessed throughout the enterprise at the point of care, which improves data integrity, allows for coordination of procedures at multiple locations and enables reliable communication without delay.

          To expand its products and services.  Using its HNA
          ------------------------------------
platform, Cerner intends to expand the range of products and services offered to providers, including IDSs and IHOs, either through internal development or by acquisitions or joint ventures. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as IHOs begin to include service organizations and on-line services to the home, particularly because the member/patient focus of Cerner's architecture provides the basis for individual electronic medical records which can be used throughout a member-focused health system. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry.

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

     Process-based Systems

          Cerner's CareNet Acute Care Management System is designed to automate the entire care process in acute or institutional settings. It collects, refines, organizes, and evaluates detailed clinical and management data. CareNet enables the data and information to be used as executable knowledge. CareNet also supports point-of-care (POC) automation, which enables real-time documentation, simplifies information management, and drives enhancements to the delivery of care. It enables the entire care team to plan and manage individual activities and plans, as well as measure outcomes and goals. All care team members have immediate access to clinical and management information and can customize plans of care for each patient. CareNet heightens communication, optimizes use of time, and eliminates redundant data entry.

          CareNet consists of five major components - Patient
Management, Order Management, Scheduling Management, Diagnostic
Care, and Therapeutic Care, plus the optional products Care
Documentation and Care Coordination.

          Patient Management is the hub of patient communications within the acute care organization and the link between a lifetime of care episodes across a spectrum of care providers.
It enables care providers to transfer and discharge patients electronically as they are actually moving or leaving. Order Management simplifies and streamlines the process of order entry, whether from ad hoc orders or order sets, by communicating orders electronically. The system warns of contradictions and eliminates duplicate orders - all from a single screen. Charges also can be automatically generated at various stages within the order communication process.
Scheduling Management supports referrals and schedules procedures and appointments for all providers within the acute care entity. Diagnostic Care supports patient entry, order entry, scheduling, work management, care documentation, transcription/case sign-out, and result viewing for clinicians in diagnostic departments, such as pulmonary function lab or diagnostic cardiology. Therapeutic Care supports patient entry, order entry, work management, care documentation, and results viewing for clinicians in therapeutic departments, such as respiratory therapy, rehabilitation, or physical therapy. Care Documentation is designed to automate the information gathering, recording, and reporting activities of the care team. It eliminates redundant charting and streamlines documentation by allowing care team members to enter information once and have it automatically updated throughout the system. Care Coordination facilitates the planning and organization of care team activities for acute inpatient and procedure-based patient care. It provides the tools to define a clinical plan, including associating problems, outcomes, variance thresholds, orders, tasks, and so on with the plan. It accommodates the full spectrum of the plans used in patient care, including pathways used to audit care, nursing care plans, multidisciplinary care plans, single-discipline pathways, and multidisciplinary pathways.

          The FirstNet Emergency Department Information System offers patient and provider tracking and an intuitive presentation of patient diagnoses and clinical events for the emergency department. It gives access to information in the form of tracking, assessments, status data, and documents from both interfaced foreign systems and other Cerner systems. FirstNet provides basic emergency department functionality, including quick admits, tracking, triage, and patient history, as well as a graphical reference to patient location and order status.

          The ProVide Physician Office Management System supports the broad range of clinical and business activities that occur within a physician office, clinic, or large physician organization (such as a multi-site clinic or management service organization) and ties the office together with others in the community. It automates key activities of the care team in both primary and specialty care settings. ProVide offers clinicians and staff a variety of functional capabilities, including patient/member tracking, clinical records access and navigation, eligibility checking, order and referral processing, and reference library access and navigation. Information is organized and presented with clinicians and clinician practice managers in mind.

          The ProCall Home Care Management System automates the clinical and business processes of home health organizations, such as visiting nurse associations and hospices. It is appropriate for Medicare-certified or noncertified agencies providing skilled nursing, specialized care, supervisory activities, assessments, and unskilled attendant or medical delivery services. ProCall facilitates the documentation of care activities in the home and provides access to the electronic medical record. It automates the referral, scheduling, and management reporting processes performed by office personnel in home care agencies, and supports their business and administrative processes. Financial and management reporting capabilities provide needed information to directors and managers in home care agencies to allow them to compete in a prospective-pay environment.

          Your Health is Cerner's home software product designed to extend medical care to the consumer's home. It provides a way for the consumer to interact on a regular basis with a healthcare provider. Your Health can be licensed for use by itself, though connecting it to a community's integrated health organization
(IHO) provides enhanced features and functionality. It can store health and medical records for easy access. By providing health appraisals and personalized health plans, Your Health takes the first step toward improving health education for members in a community.

          The ProFile Health Information Management System (formerly MRNet) helps meet the operations management needs of the health information management (medical records) department and includes functionality for the various chart tracking and completion tasks commonly associated with maintaining medical records. ProFile uniquely automates workflow process management, with the ability to anticipate and flex workload based on patient and order parameters, and captures workload performance statistics. It also supports the medical staff statistical reporting for health information management departments.

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

          Discern Explorer is a decision support software application integrated with other Cerner HNA clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other HNA applications.

          Discern Dialogue is a real-time decision support software application that incorporates executable knowledge and provides order advice to clinicians. It manages the display of clinical alerts through Discern Insights, which are licensed separately. Discern Dialogue provides specific recommendations to change, cancel, or create orders. The provider can easily select these orders for automatic entry into the Cerner system. Discern Dialogue tracks the response of providers to specific order recommendations.

     Repository Systems

           Open Clinical Foundation Data Repository (OCF) is a structured repository for the storage of member/patient orders; discrete results; clinical reports and other documents; indexes to document images from foreign document imaging systems; and indexes to third-party dictation systems. OCF is Cerner's structured relational repository of clinical information, and it forms the foundation of Cerner's electronic medical record functionality. This information can originate from numerous sources and is maintained in an easily accessible, standardized format. OCF can be used on a stand-alone basis, but is significantly more effective when used as part of the comprehensive HNA solution. For most enterprises, in which the various laboratories and ancillaries cooperatively share data over the entire health system, OCF provides an invaluable common structure for storing data. The amount of on-line clinical data that must be stored in departmental systems can be significantly reduced. The interface specifications to OCF are available to be used by suppliers that comply with the interface requirements.

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

          Open Management Foundation Data Repository (OMF) is a structured repository for process- and activity-related information useful for management of a healthcare organization. Information can originate from numerous sources and can be maintained in an easily accessible, standardized format. OMF can be integrated into an architecture containing products from different suppliers.

          PowerVision is a comprehensive, PC-workstation-based product used to view information in OMF in much the same manner as PowerChart is used with OCF. This management access tool presents summary information through a graphical user interface, making key information available to all levels of management. PowerVision is equipped with features that allow the user to pursue "what if" and other investigatory information paths. This enables an executive to determine the status of the organization in many critical areas, as well as provides managers with a quick, up-to-the-minute view of leading business management indicators regarding the performance of a care area or facility.

          The ProLogue Medical Management System includes a variety of software applications that assemble and use the information captured in OMF and other Cerner repositories to help an organization complete its strategic plans. The ProLogue applications provide a variety of reports to give management insight into the effectiveness and efficiency of health management across member encounters within the health system.

          The Open Person Foundation (OPF) is a structured repository of demographic information populated from foreign systems. OPF creates a single person record by coordinating and reconciling incoming demographic data created in legacy registration systems. The reconciliation of data from external sources into one person record requires logic to accommodate identifiers that vary based upon the system they originate from. Unique identifiers such as medical record numbers and common identifiers such as name, social security number, date of birth, or sex aid in assuring the information can safely be assigned to the community member. In addition to reconciling and storing demographic data from multiple registration systems, OPF provides updates to registration systems through an HL7 interface. Remote sites can view stored data, solicit through OPF, or automatically update existing MPI data at the site.

          The Open Engine Application Gateway System facilitates the exchange of data and assists in the management of point-to-point interfaces between foreign systems. It serves as a toolkit to help write interface code.

     Clinical Domain Systems

          The PathNet Laboratory Information System addresses the information management needs of six clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, anatomic pathology, and HLA. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports, and the maintenance of accessible clinical records. PathNet can be interfaced with automated instruments and databases, allowing for efficient and accurate transfer of information. It communicates laboratory information to patient care areas and other information systems. Cerner attributes PathNet's acceptance to its functional capability, ease of use, and event-level cost accounting, which allows healthcare managers to better control costs and assess profitability.

          RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiation oncology departments. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system. RadNet is designed to adapt easily to the department's existing operations. In addition, the system addresses such tasks as scheduling patients, modifying orders, tracking patients, locating films, transcribing reports, upgrading the quality and content of reports and reporting on productivity.

          PharmNet Pharmacy Information System provides intrarelation in an HNA environment for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or outpatient setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions also are fully automated. Medication, intravenous fill lists and medication administration records are produced automatically or on demand. Charges are automatically captured at the time the fill list is generated. Patient profiles and pharmaceutical inventories are maintained without the intervention of the pharmacist, saving significant time and resources. Features are designed to address the special needs of the clinical pharmacy, including on-line order entry screening for drug-drug interactions, drug-food and drug-lab interferences, drug-disease states, intravenous incompatibilities, doses range and therapeutic treatment duplication. clinical notes can be recorded on-line and sent to other clinicians for comment of follow-up.

          The SurgiNet Surgery Information System is designed to address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management, and operating room management. SurgiNet offers a variety of reports that track costs, waste management, and utilization. It provides support for the complete surgical cycle, with extensive documentation capture, full inventory control, and case tracking that monitors case progress through all stages of surgery.

Software Development
--------------------

          Cerner commits significant resources to developing new health information system products. As of December 28, 1996, 663 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $26,897,000, $33,957,000 and $43,133,000 during the 1994, 1995 and 1996 fiscal years respectively. These figures include the amounts capitalized and exclude amounts amortized for financial reporting purposes.

          The Company expects to continue investment and development efforts for its current and future product offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand its current product lines by developing additional information systems for use in clinical departments and to continue to support simultaneous use of Cerner's products across multiple facilities. All Cerner systems are developed under HNA using a proprietary systems development methodology. This methodology defines and controls each task throughout the product development cycle and ensures that current and future products can be fully intrarelated.

          The Company is committed to maintaining open attributes in its system architecture through operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner's Open Engine, OCF and OMF product lines.

          Cerner continues development of its new HNA Millennium version of its software (formerly referred to as V500), which incorporates a client-server architecture, a comprehensive graphical user interface and open systems concepts for relational databases, operating systems, networks and hardware platforms. HNA Millennium, utilizes innovative three-tiered client/server technology to optimize distributed computing performance and functionality advantages. HNA Millennium applications run on multiple operating systems, networks, databases and hardware platforms and co-exists with disparate applications developed and supported by other companies. Installation of HNA Millennium applications began during 1996. Development of HNA Millennium began in the summer of 1993 and at the end of 1996 approximately 400 engineering and engineering support personnel were engaged in the project. Installation of Alpha and Beta versions of certain HNA Millennium applications began during 1996. Installation of Alpha and Beta versions of additional applications will continue through 1997.

Sales and Marketing
-------------------

          The markets for Cerner's information system products include IHOs, IDSs, physician groups and networks and their MSOs, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, employer coalitions, and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's HNA architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Cerner systems are designed to operate on computers manufactured by Digital Equipment Corporation (''Digital''). In addition, many Cerner applications are available on IBM's RISC System/6000 AIX (UNIX) platform. All HNA Millennium applications are designed to operate on either Digital or IBM platforms, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

          The Company's executive marketing management is located in its Kansas City, Missouri, headquarters, while its account representatives are deployed through regional offices across the United States. The Company, through subsidiaries, and joint ventures has offices and sales staff in Australia, Singapore and Saudi Arabia. The Company has an exclusive distribution agreement with Siemens Nixdorf by which its products are marketed, implemented and supported in Europe. Cerner's consolidated revenues include foreign sales of $13,274,000, $8,823,000 and $15,874,000 for the 1994, 1995 and
1996 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company has developed a demonstration and presentation facility at its headquarters in Kansas City, Missouri, called the Cerner Vision Center. This facility enables the Company to actually demonstrate the processes automated through HNA and adapt the presentations to the clients' environments. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

Client Services
---------------

          Cerner uses a regional strategy to provide the full range of product and service capabilities to its clients from eight locations throughout the United States. Each regional center reflects Cerner's corporate culture and interfaces with the Company's clients on a regular and highly accessible basis. In this way, Cerner can provide on-site personnel for the development and management of systems projects, learn the evolving information needs of clients based on geographical trends in the healthcare industry, work with clients in the development of new products and services and share with clients Cerner's vision of the changing healthcare delivery market and the role of information systems in that transformation. The Company has regional offices in Atlanta, Boston, Dallas, Detroit, Kansas City, Los Angeles, Seattle and Washington, D.C. Each regional office is focused on long-term marketplace development, product marketing, client project management, long-term client service and client satisfaction for a group of clients within a specific geographical region.

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

          Government Regulation. The healthcare industry is subject to extensive federal and state regulation governing, among other things, the addition of new services, certain capital expenditures and reimbursement. The efffect of future legislation and regulation upon prospective clients may, in certain circumstances, have an adverse effect upon Cerner's business, financial condition or results of operations. In addition, the United State Food and Drug Administration
(the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the 1976 Medical Device Amendments to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. As a consequence, Cerner is subject to extensive regulation by the FDA with regard to its blood bank software. To the extent that other Cerner products are deemed by the FDA to be medical devices, Cerner could be subject, depending on the product, to extensive requirements governing pre- and post-marketing conditions, such as device investigation, approval, labeling and manufacturing.

Backlog
-------

          At December 28, 1996, Cerner had contract backlog of $110,330,000. Such backlog represents system sales from signed contracts which have not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At December 28, 1996, the Company had $48,476,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At December 28, 1996, Cerner had a software support and maintenance backlog of $107,255,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months.

Item 2.  Properties

          The Company's offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space. As of December 28, 1996, the Company was using approximately 355,000 square feet and substantially all of the remainder was leased to tenants. The Company also leases office space for its branch offices in Atlanta, Boston, Dallas, Detroit, Los Angeles, Seattle and Washington D.C.

Item 3.  Legal Proceedings

          The Company is not involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
December 28, 1996.

Item 4A.  Executive Officers of the Company

          The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 1, 1997. Officers are elected annually and serve at the discretion of the board of directors.


Name                        Age       Positions
----                        ---       ---------
Neal L. Patterson            47       Chairman of the Board of Directors
                                      and Chief Executive Officer

Clifford W. Illig            46       President and Chief Operating Officer

Jeffrey C. Reene             42       Executive Vice President

Jack A. Newman, Jr.          49       Executive Vice President

Thomas C. Tinstman, M.D.     51       Senior Vice President

Alan D. Dietrich             34       Senior Vice President

Charles O. Whitcraft         48       Senior Vice President

Marc G. Naughton             42       Vice President and Chief Financial Officer

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

          Jeffrey C. Reene joined the Company in September 1991 as Group Vice President of Client Services. He was promoted to
Executive Vice President in June of 1994.  Prior to joining the
Company, he was with Andersen Consulting.

          Jack A. Newman, Jr. joined the Company in January 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG Peat Marwick LLP for 22 years. Most recently he was National Partner-in-Charge of KPMG's Health Care Strategy Practice, leading more than 200 professional and administrative staff members who provided strategy consulting services to healthcare clients nationwide, including healthcare systems, physician groups, managed care plans, and other provider and payor organizations.

          Thomas C. Tinstman, M.D. joined the Company in November 1995 as Vice President and has been a Director of the Company since May 1989. Prior to joining the Company, Dr. Tinstman was Director of Medical Informatics with University of Texas Medical Branch in Galveston, Texas. Prior to that he was a physician in private practice with Internal Medicine Associates, P.C. in Omaha,
Nebraska. From 1977 to January, 1994, Dr. Tinstman served as Associate Medical Director of Pulmonary Medical Services at
Bishop Clarkson Memorial Hospital and as Medical Director of the Respiratory Therapy Department of Midland Hospital, both in
Omaha, Nebraska. Dr. Tinstman has served as a director of Smith-Haynes Trust, Inc. since 1988.

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol CERN. The following table sets forth the high, low, and last sales prices for the fiscal quarters of 1996 and 1995 as reported by the Nasdaq National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                            1996                              1995
                ------------------------------   ---------------------------
                  High      Low        Last       High      Low       Last
First quarter    26  1/8   18  1/8   23    1/4   24  5/8   20  7/8   24  1/4
Second quarter   25  1/4   19  3/4   21    3/8   32  7/8   21        30  5/8
Third quarter    21        11  3/4   15    5/8   35  3/4   29  3/4   34  1/4
Fourth quarter   15  1/2   10  3/4   15  31/64   34  1/4   20        20  1/2


At February 7, 1997, there were approximately 1,400 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future.
Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.  Selected Financial Data

                                     1996     1995      1994      1993      1992
                                  -----------------------------------------------

(In thousands, except per share data)
Statement of earnings data:
 Revenues                         $ 189,107  186,901   155,917   120,572  101,145
 Operating earnings                  10,601   37,265    33,779    24,330   16,587
 Earnings before income taxes        12,902   37,220    32,451    24,120   16,293
 Net earnings                         8,251   22,521    19,501    14,558    9,932
 Primary earnings per share             .25      .72       .66       .50      .35
 Primary weighted average shares
   outstanding                       33,620   31,448    29,762    29,158   28,680

Balance sheet data:
 Working capital                  $ 171,204  174,064    52,370    42,603   30,522
 Total assets                       314,753  303,945   156,410   104,910   66,667
 Long-term debt, net                 30,000   30,104    30,235    10,354    8,310
 Stockholders' equity               230,735  221,374    85,777    64,230   38,643

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a more thorough understanding of management's analysis of results of operations and financial conditions, the following discussion should be read in conjunction with the Letter to Shareholders and the discussion of the Company's business operations.

Year Ended December 28, 1996, Compared to Year Ended December 30,
1995.

Results of Operations - The Company's revenues increased 1% to $189,107,000 in 1996 from $186,901,000 in 1995. Net earnings decreased 63% to $8,251,000 in 1996 from $22,521,000 in 1995.
Net earnings from the Company's foreign operations increased to $2,897,000 in 1996 from a loss of $1,867,000 in 1995.

Revenues - In 1996, revenues increased due to an increase in support of installed systems. System sales decreased 5% to $122,836,000 in 1996 from $129,917,000 in 1995. This decrease was primarily due to the Company's failure to achieve planned levels of new system bookings. New system bookings were adversely impacted by an overall lengthening of the time required by clients to finalize clinical information system acquisition decisions and increased competition exacerbated by the Company's transition to HNA Millennium (formerly known as HNA 500), its next-generation, three-tiered client-server application architecture. HNA contracts were 43% of total system sales in 1996, compared to 42% in 1995. The sale of additional hardware and software products to the installed client base increased 10% in 1996 as compared to 1995.

Total sales to the installed base in 1996, including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 79% of total revenues in 1996 compared to 71% in 1995. The higher percentage was primarily due to the decrease in system sales.

At December 28, 1996, the Company had $110,330,000 in contract backlog and $107,255,000 in support and maintenance backlog, compared to $77,495,000 in contract backlog and $94,538,000 in support and maintenance backlog at the end of 1995.

Support and maintenance revenues increased 16% in 1996 compared to 19% in 1995. These revenues represented 30% of 1996 total revenues and 26% of 1995 total revenues. This increase was primarily due to the decrease in system sales.

Other revenues increased 16% to $8,841,000 in 1996 from $7,633,000 in 1995. This increase was due primarily to services performed above contracted requirements for existing clients.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 31% of total revenues in 1996 and 28% of total revenues in 1995. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The increase in the cost of revenue as a percent of total revenues resulted principally from an increase in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 34% in 1996 compared to 27% in 1995. The increase in total sales and client service expenses are attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1996 and 1995 were $43,133,000 and $33,957,000, respectively. These amounts exclude amortization. Capitalized software costs were $13,240,000 and $9,210,000 for 1996 and 1995, respectively. The increase in aggregate expenditures for software development in 1996 is due to development of HNA Millennium products and development of community care products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% in 1996 and 9% in 1995.

Interest Income, Net - Net interest income (expense) was
$2,301,000  in 1996 compared to ($45,000) in 1995.  This increase was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 shares of common stock from the August 1995 public offering.

Income Taxes - The Company's effective tax rates were 36.0% and
39.4% for 1996 and 1995, respectively. The decrease in effective tax rates is due to the utilization of foreign net operating losses during 1996.

Year Ended December 30, 1995, Compared to Year Ended December 31,
1994.

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

There was a significant increase in 1995 as compared to 1994 in the number of clients who purchased two or more clinical system units on their initial contract, or clients from the installed base who purchased one or more system units subsequent to their initial contract. Total sales to the installed base in 1995, including new systems, incremental hardware and software, and recurring and discrete services, were 71% of total revenues in 1995 compared to 73% in 1994.

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

Other revenues increased 22% to $7,633,000 in 1995, from $6,273,000 in 1994. This increase was due primarily to twelve months of real estate lease revenues from the rental to outside tenants as compared to eight months of lease revenues in 1994; space in the Company's headquarters complex not currently being utilized by the Company is leased to outside tenants.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 28% of total revenues in 1995 and 30% of total revenues in 1994. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from an increase in multiproduct projects, which carry a lower cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 27% in 1995 compared to 26% in 1994. The increase in total sales and client service expenses are attributable to the cost of a larger field sales and services organization and marketing of new products.

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

Interest Income, Net - Net interest expense was considerably lower in 1995 than in 1994. This decrease was due primarily to interest income from investment of the proceeds from the sale of 3,716,000 new shares of common stock from the August 1995 public offering.

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

Liquidity and Capital Resources

Liquidity and Capital Resources - The Company's liquidity position remains strong, with total cash and cash equivalents of $6,905,000 and short-term investments of $103,997,000 at the end of 1996 and working capital of $171,204,000, compared to cash and cash equivalents of $8,640,000 and short-term investments of $103,478,000 at the end of 1995, and working capital of $174,064,000. During August 1995, the Company sold 3,716,000 shares of common stock in a public offering. The proceeds of this sale, net of underwriting discounts and commissions and expenses, were $108,287,000. Prior to the public offering the Company financed its operations, capital expenditures (other than the purchase of the Kansas City headquarters complex and its related capital improvements), and working capital from internally generated funds and bank borrowings. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of December 28, 1996.

The Company generated cash of $26,612,000, $15,329,000, and $18,949,000 from operations in 1996, 1995, and 1994, respectively. Cash flow from operations decreased in 1995, due primarily to an increase in receivables, and increased in 1996 due primarily to improved collection of receivables.

Revenues provided under support and maintenance agreements of the Company represent recurring cash flows. Support and maintenance revenues increased 16%, 19%, and 24%, in 1996, 1995, and 1994, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company believes its present cash and short-term investments position, together with cash generated from operations and the current bank borrowing facility, will be sufficient to meet anticipated cash requirements.

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

Item  9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

            The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 20, 1997, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

            The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 20, 1997, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

            The  Registrant's  Proxy  Statement  to  be  used  in
connection with the Annual Meeting of Stockholders to be held on May 20, 1997, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following sub captions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management

            The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 20, 1997, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

            The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 20, 1997, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

       (a)  Financial Statements.

            (1)  Consolidated Financial Statements:

                 Independent  Auditors' Report on Consolidated
                 Financial Statements

                 Consolidated Balance Sheets -
                 December 28, 1996 and December 30, 1995

                 Consolidated Statements of Earnings -
                 Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

                 Consolidated Statements of Stockholders' Equity - Years Ended December 28, 1996, December 30, 1995
                 and December 31, 1994

                 Consolidated Statements of Cash Flows -
                 Years Ended December 28, 1996, December 30, 1995
                 and December 31, 1994

                 Notes to Consolidated Financial Statements

            (2)  The following financial statement,
                 schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
                 December 28, 1996 are included herein:

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

                     (3)   The exhibits required to be filed by
               this item are set forth below:

Number         Description
------         -----------

3(a) Restated Certificate of Incorporation of the Registrant, (filed as Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).

3(b) Bylaws, as amended (filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1995, and hereby incorporated by reference).

4(a) Rights Agreement, dated as of November 21, 1996, between Cerner Corporation ad UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as

               Exhibit C (filed as Exhibit 4.1 to Registrant's current report on Form 8-K dated November 21, 1996 and incorporated herein by reference.

4(b) Specimen stock certificate (filed as Exhibit 4(a)to Registrant's Registration Statement on Form S-8 (File No. 33-15156) and hereby incorporated herein by reference).

4(c) Note Agreement between Cerner Corporation, Principal Mutual Life Insurance Company, and Principal National Life Insurance Company dated July 1, 1994, (filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and hereby incorporated by reference.)

4(d) Credit Agreement between Cerner Corporation, Cerner Properties, Inc. Mark Twain Kansas Bank, and Harris Trust & Savings Bank dated April 18, 1994, (filed as Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and hereby incorporated by reference).

10(a) Standard Volume Agreement, dated July 6, 1989, between Digital Equipment Corporation and Registrant (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and hereby incorporated herein by reference).

10(b)          Incentive Stock Option Plan C of Registrant (filed as
               Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated herein by reference).*

10(c)          Indemnification Agreements between the Registrant and Neal L.
               Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr. and Thomas
               C. Tinstman, (filed as Exhibit 10(i) to Registrant's Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(d) Indemnification Agreement between Michael E. Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).

10(e) Indemnification Agreement between John C. Danforth, and Registrant (filed as Exhibit 10(i)(b) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).

10(f) Indemnification Agreement between Thomas A. McDonnell and Registrant (filed as Exhibit 10(i)(c) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).

10(g)          Amended Non-Qualified Stock Option Plan D of Registrant.*

10(h)          Cerner Performance Plan for 1996.*

11             Computation of Registrant's Earnings Per Share.

22             Subsidiaries of Registrant.

23             Consent of Independent Auditors.

27             Financial Data Schedule.

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on November 21, 1996, reporting the adoption by the Board of Directors on November 21, 1996 of a Stock Repurchase Plan and the declaration of a dividend distribution of one Right for each outstanding share of Company common stock payable to holders of record as of the close of business on December 2, 1996. The description and terms of the Rights are set forth in the Rights Agreement filed as Exhibit 4(a) to this form 10-K.

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

                              CERNER CORPORATION


Dated: ________________       By:/s/Neal L. Patterson
                                 ________________________________
                                 Neal L. Patterson
                                 Chairman of the Board and
                                 Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                     Date
          -------------------                     ----



/s/Neal L. Patterson
___________________________________               March 27, 1997
Neal L. Patterson, Chairman of the Board
  and Chief Executive Officer
 (Principal Executive Officer)



/s/Clifford W. Illig
___________________________________               March 27, 1997
Clifford W. Illig, President, Chief
  Operating Officer and Director



/s/Marc G. Naughton
___________________________________               March 27, 1997
Marc G. Naughton, Principal Financial
  and Accounting Officer


/s/Michael E. Herman
___________________________________               March 27, 1997
Michael E. Herman, Director



/s/Gerald E. Bisbee
___________________________________               March 27, 1997
Gerald E. Bisbee, Jr., Director



/s/Thomas C. Tinstman
___________________________________               March 27, 1997
Thomas C. Tinstman, M.D., Director

/s/John C. Danforth
___________________________________               March 27, 1997
John C. Danforth, Director



/s/Thomas A. McDonnell
___________________________________               March 27, 1997
Thomas A. McDonnell, Director

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Kansas City, Missouri
February 7, 1997





Management's Report
-------------------

The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances, and, therefore, included in the financial statements are certain amounts based on management's informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation's independent certified public accountants and have been reviewed by the audit committee of the Board of Directors.

CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------
DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                           1996        1995
                                        ---------    --------
(Dollars in thousands)
ASSETS
 Current Assets:
 Cash and cash equivalents               $   6,905       8,640
 Short-term investments                    103,997     103,478
 Receivables                                96,238      98,154
 Inventory                                   1,616       2,246
 Prepaid expenses and other                  3,660       4,393
                                         ---------   ---------

 Total current assets                      212,416     216,911

 Property and equipment, net                60,047      53,693
 Software development costs, net            30,128      22,885
 Intangible assets, net                      3,973       4,414
 Noncurrent receivables                      3,637       4,097
 Other assets                                4,552       1,945
                                         ---------   ---------

                                         $ 314,753     303,945
                                         =========   =========

LIABILITIES AND STOCHHOLDERS' EQUITY
 Current Liabilities:
 Accounts payable                        $   9,346      14,932
 Current installments of long-term debt        104         130
 Advanced billings                           7,811       6,162
 Deferred income taxes                      13,654      13,946
 Accrued payroll and tax withholdings        6,755       5,112
 Other accrued expenses                      3,542       2,565
                                         ---------   ---------

Total current liabilities                   41,212      42,847

 Long-term debt, net                        30,000      30,104
 Deferred income taxes                      12,806       9,620
 Stockholders' Equity:
 Common stock, $.01 par value,150,000,000
  shares authorized, 33,403,727 shares
  issued in 1996 and 33,001,973 shares
  in 1995                                      334         330
 Additional paid-in capital                144,941     143,876
 Retained earnings                          91,125      82,874
 Treasury stock, at cost
  (513,018 shares in 1996 and 1995)         (5,693)     (5,693)
 Foreign currency translation adjustment        28         (13)
                                         ---------   ---------

 Total stockholders' equity                230,735     221,374
                                         ---------   ---------

 Commitments (Note 10)
                                         $ 314,753     303,945
                                         =========   =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                       1996       1995       1994
                                   -------------------------------
(In thousands, except per share data)
REVENUES
 System sales                      $ 122,836    129,917    108,322
 Support and maintenance              57,430     49,351     41,322
 Other                                 8,841      7,633      6,273
                                   ---------  ---------  ---------

 Total revenues                      189,107    186,901    155,917
                                   ---------  ---------  ---------

COSTS AND EXPENSES
 Cost of revenues                     58,892     52,270     46,426
 Sales and client service             65,005     49,889     39,857
 Software development                 35,890     30,193     22,688
 General and administrative           18,719     17,284     13,167
                                   ---------  ---------  ---------

 Total costs and expenses            178,506    149,636    122,138
                                   ---------  ---------  ---------

OPERATING EARNINGS                    10,601     37,265     33,779

   Interest income (expense), net      2,301        (45)    (1,328)
                                   ---------  ---------  ---------

EARNINGS BEFORE INCOME TAXES          12,902     37,220     32,451
        Income taxes                   4,651     14,699     12,950
                                   ---------  ---------  ---------

NET EARNINGS                       $   8,251     22,521     19,501
                                   =========  =========  =========

PRIMARY EARNINGS PER SHARE         $     .25        .72        .66
                                   =========  =========  =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                                Foreign
                                               Additional            Treasury   currency
                                Common Stock    paid-in    Retained   stock   translation
                               Shares  Amount   capital    earnings   amount   adjustment  Total
                               -----------------------------------------------------------------

(In thousands)
Balance at December 31, 1996   27,729  $ 277    28,803     40,852    (5,693)      (9)      64,230

Exercise of options               778      6       981          -         -        -          987
Issuance of stock grants            2      2        23          -         -        -           25
Tax benefit from disqualifying
 dispositions of stock options      -      -     1,000          -         -        -        1,000
Foreign currency translation
 adjustment                         -      -         -          -         -       34           34
Net earnings                        -      -         -     19,501         -        -       19,501
                               ------------------------------------------------------------------
Balance at December 31, 1994   28,509     285    30,807      60,353     (5,693)       25   85,777
                               -------------------------------------------------------------------

Exercise of options                777       8     1,484           -          -         -    1,492
Issuance of stock grants             -       -        10           -          -         -       10
Common shares
Common shares sold in public
 offering, net issuance costs    3,716     37   108,250           -          -         -  108,287
Tax benefit from disqualifying
 dispositions of stock options       -      -     3,325           -          -         -    3,325
Foreign currency
 translation adjustment              -      -         -           -          -       (38)     (38)
Net earnings                         -      -         -      22,521          -         -   22,521
                               ------------------------------------------------------------------
Balance at December 30, 1995    33,002    330   143,876      82,874     (5,693)      (13) 221,374
                               ------------------------------------------------------------------
Exercise of options                402      4       805           -          -         -      809
Tax benefit from disqualifying
 dispositions of stock options       -      -       260           -          -         -      260
Foreign currency
 translation adjustment              -      -         -           -          -        41       41
Net earnings                         -      -         -       8,251          -         -    8,251
                               ------------------------------------------------------------------
Balance at December 28, 1996    33,404  $ 334   144,941      91,125     (5,693)       28  230,735
                               ==================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                         1996        1995           1994
                                         ----        ----           ----
(In thousands)
Cash flows from operating activities:
Net earnings                          $ 8,251      22,521         19,501
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
  Depreciation and amortization        15,498      12,218         10,062
  Issuance of stock as compensation        --          10             25
  Provision for deferred income taxes   2,894       7,796          8,017
  Tax benefit from disqualifying
   dispositions of stock options          260       3,325          1,000
  Loss on disposal of capital equipment    99          42            165
Changes in assets and liabilities:
  Receivables                           2,376     (32,595)       (23,221)
  Inventory                               630         (28)        (1,194)
  Prepaid expenses and other           (2,079)     (2,263)         1,213
  Accounts payable                     (5,586)      1,447          1,969
  Other current liabilities             4,269       2,856          1,412
                                      ----------------------------------
   Total adjustments                   18,361      (7,192)          (552)
                                      ----------------------------------
   Net cash provided by operating
    activities                         26,612      15,329         18,949
                                      ----------------------------------

Cash flows from investing activities:
  Purchase of capital equipment       (14,962)    (10,620)       (11,291)
  Purchase of land, buildings,
   and improvements                      (379)     (8,266)       (20,939)
  Proceeds on disposal of capital
   equipment                               33           -             21
  Capitalized software development
   costs                              (13,240)     (9,210)        (8,131)
                                      ----------------------------------
    Net cash used in investing
     activities                       (28,548)    (28,096)       (40,340)
                                      ----------------------------------

Cash flows from financing activities:
    Net payments under short-term
     notes payable                          -           -           (639)
    Proceeds from issuance of long-
     term debt                              -       6,745         50,273
    Repayment of long-term debt          (130)     (6,906)       (30,743)
    Proceeds from public offering,
     net of expenses                        -     108,287              -
    Proceeds from exercise of options     809       1,492            987
                                      ----------------------------------
      Net cash provided by financing
       activities                         679     109,618         19,878
                                      ----------------------------------
Foreign currency translation adjustment    41         (38)            34
                                      ----------------------------------
Net increase (decrease) in cash,
 cash equivalents, and short-term
 investments                           (1,216)     96,813         (1,479)
Cash, cash equivalents, and short-term
 investments at beginning of year     112,118      15,305         16,784
                                      ----------------------------------
Cash, cash equivalents, and short-term
 investments at end of year          $110,902     112,118         15,305
                                      ==================================

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
    Interest                          $ 2,517       2,607          1,110
    Income taxes, net of refund       $   685       4,016          3,574

Noncash investing and financing
 activities:
    Acquisition of equipment
     through capital leases                 -           -            386

See notes to consolidated financial statements.

1    Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Revenue Recognition - Revenues are derived primarily from the sale of clinical information systems. In addition, revenue is generated from servicing installed clinical information systems, which generally includes support of software and maintenance of hardware. The Company also derives revenue from the sale of computer hardware.

Clinical information system sales contracts are negotiated separately and generally include the licensing of the Company's clinical information system software, project-related services associated with the installation of the systems, and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the performance criteria set forth in the contracts. The Company recognizes revenue from sales of clinical information systems using a percentage-of-completion method based on meeting key milestone events over the term of the contracts in accordance with Statement of Position 91-1, "Software Revenue Recognition".

Revenue from the licensing of additional software is recognized upon installation at the client's site. Revenue from the sale of computer hardware is recognized upon shipment. Revenue from ongoing software support and equipment maintenance is recognized as the services are rendered.

The Company also provides project implementation and consulting services. Revenue associated with these services is recognized as the services are performed.

(c) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(d) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.
The Company is amortizing capitalized costs on a straight-line basis over five years. During 1996, 1995, and 1994, the Company capitalized $13,240,000, $9,210,000, and $8,131,000, respectively, of total software development costs of $43,133,000, $33,957,000, and $26,897,000, respectively. Amortization expense of capitalized software development costs in 1996, 1995, and 1994 was $5,997,000, $5,109,000, and $3,918,000,
respectively, and accumulated amortization was $24,960,000, $18,963,000, and $13,854,000, respectively.

(e) Inventory - Inventory consists primarily of computer hardware held for resale and is recorded at the lower of cost
(first-in, first-out) or market.

(f) Property and Equipment - Property, equipment, and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of 5 to 39 years. Amortization of leasehold improvements is computed using a straight-line method over the lease terms, which range from periods of two to five years.

(g) Earnings Per Share - Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method. The computation of fully diluted earnings per share reflects additional dilution under the treasury stock method when the Company's stock price at the end of a reporting period exceeds the average price. Fully diluted earnings per share is not materially different from primary earnings per share. Weighted average shares outstanding utilized in the computation of primary earnings per share were 33,619,508, 31,448,053, and 29,762,208, and fully diluted earnings per share were 33,619,508, 31,448,053, and 29,807,504, during 1996, 1995, and 1994, respectively.

(h) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was ($274,000), $33,000, and $107,000 in 1996, 1995,
and 1994, respectively.

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

(j) Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over eight years. Accumulated amortization was $1,862,000 and $1,355,000 at the end of 1996 and 1995, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

(k) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2    Cash and Investments

Cash, cash equivalents, and short-term investments consist of the following:

                                       1996     1995
                                      ---------------
                                      (In thousands)

Cash and cash equivalents           $  6,905    8,640
Repurchase agreements                    656      916
Variable rate securities                 500      500
Fixed rate securities                101,991  101,212
Certificates of deposit                  850      850
                                     -------  -------
Total cash, cash equivalents, and
 short-term investments             $110,902  112,118
                                    ========  =======

In accordance with Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and marketable equity securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. The Company classifies all of its debt investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the positive intent and ability to hold until maturity. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Included in other assets at December 28, 1996 are equity investments with a cost and fair value of $500,000, which are categorized as available-for-sale.

All cash equivalents and short-term investments held at December
28, 1996 mature within 90 days. The amortized cost of cash equivalents and short-term investments approximates fair value.

3    Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Contract receivables that are not expected to be collected within one year are classified as noncurrent. Billings on contracts in excess of related revenues recognized under the percentage-of-completion method are recorded as advanced billings. A summary of current receivables is as follows:


                                     1996      1995
                                    ----------------
                                     (In thousands)

Current receivables:
   Accounts receivable            $ 47,762     49,529
   Contracts receivable             48,476     48,625
                                  --------     ------

     Total current receivables    $ 96,238     98,154
                                  ========     ======

Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 1996 and 1995, are amounts due from healthcare providers located in foreign countries of $9,682,000 and $3,821,000, respectively. Consolidated revenues include foreign sales of $15,874,000, $8,823,000, and $13,274,000, for the years ended 1996, 1995, and 1994, respectively.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 1996 and 1995 the estimated allowance for uncollectible accounts was $1,121,000 and $1,109,000, respectively.

The fair value of the Company's noncurrent receivables is estimated to be $3,380,000, based on current interest rates offered to the Company for debt of the same maturities.

4    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

                                     1996      1995
                                     (In thousands)
                                    ----------------
Furniture and fixtures            $ 16,023    13,661
Computer and communications         33,384    24,232
Marketing equipment                  1,222     1,240
Leasehold improvements               8,630     6,105
Capital lease equipment                600       600
Land, buildings, and improvements   29,593    29,213
                                  --------    ------
                                    89,452    75,051
Less accumulated depreciation
 and amortization                   29,405    21,358
                                  --------    ------
Total property and equipment, net $ 60,047    53,693
                                  ========    ======

5    Indebtedness

The Company has a loan agreement with two banks that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (8.25% at December 28, 1996) or LIBOR plus 1.75% (7.47% at December 28,
1996). The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At December 28, 1996, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/16% is payable quarterly on the unused portion of the revolving line of credit.

The Company has $30,000,000 of Senior Notes. The Senior Notes are payable in five equal annual installments beginning in August 2000. Interest is payable on February 1 and August 1 at a rate of 8.3%. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends.

The Company also has an obligation under a capital lease agreement, which is secured by the related equipment, for $104,000 ($234,000 at December 30, 1995) with interest at 7.75%, payable in monthly installments through August 1997.

The fair value of the Company's Senior Notes is estimated to be $31,092,000 based on the quoted market prices for similar issues offered to the Company for debt of the same remaining maturities.

6    Interest Income and Expense

A summary of interest income and expense is as follows:

                                     1996    1995     1994
                                     ---------------------
                                        (In thousands)
Interest income                   $ 4,839   2,380      542
Interest expense                   (2,538) (2,425)  (1,870)
                                  -------  -------  -------

Interest income (expense), net    $ 2,301     (45)  (1,328)
                                  =======  =======  =======

7    Stock Options

At December 28, 1996, the Company had four fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

Under Stock Option Plan C, the Company may grant to associates options to purchase up to 95,000 shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

Under Stock Option Plan D, the Company may grant to associates, consultants, or advisors options to purchase up to 2,600,000 shares of common stock through January 1, 2000. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods up to 25 years.

Under Stock Option Plan E, the Company may grant to associates who are not officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934, consultants, or advisors options to purchase up to 2,000,000 shares of common stock through January 1, 2005. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

A combined summary of the status of the Company's four fixed stock option plans at the end of 1996, 1995, and 1994, and changes during these years ended is presented below:

                            1996                  1995              1994
                     -----------------------------------------------------------
                                 Weighted-           Weighted          Weighted-
                      Number      average    Number  average   Number  average
                        of        exercise     of    exercise    of    exercise
Fixed options         shares       price     shares   price    shares   price
                     -----------------------------------------------------------
Outstanding at
 beginning of year   2,730,786   $15.95   2,369,286  $ 4.26  2,773,414 $ 1.98
Granted                941,130    15.97   1,198,616   28.00    410,832  14.72
Exercised             (401,754)    2.02    (776,916)   1.98   (777,560)  1.27
Forfeited              (74,090)   12.52     (60,200)   2.70    (37,400)  1.55
-----------------------------------------------------------------------------
Outstanding at end of
 year                3,196,072   $16.50   2,730,786  $15.95  2,369,286 $ 4.26
                     =========            =========          =========

Options exercisable
 at year-end           838,143              909,178          1,373,454

The following table summarizes information about fixed stock options outstanding at December 28, 1996.


                     Options Outstanding             Options exercisable
---------------------------------------------------  ------------------------
                          Weighted-
                          average         Weighted-                 Weighted-
Range of     Number      remaining         average      Number       average
exercise  outstanding  contractual         exercise    exercisable   exercise
 prices    at 12/28/96     life             price      at 12/28/96    price
--------------------------------------------------   ------------------------
$ 1.13- 8.63   646,034    2.8 years      $    1.64   623,634        $ 1.56
 11.13-19.44 1,353,038   22.4                15.29   122,534         15.08
 20.50-29.63 1,197,000   23.7                25.90    91,975         26.93
             ---------                               -------
$ 1.13-29.63 3,196,072   18.9            $   16.50   838,143          6.32
             =========                               =======

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $10.22 and $16.52, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of zero percent, weighted-average risk-free interest rate of 6.3%, expected volatility factor of 49.2%, and a weighted-average expected life of eight years.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation expense has been recognized for its stock options in the financial statements. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share would have been reduced by approximately $896,000 or $.03 per share in 1996 and approximately $647,000 or $.02 per share in 1995.

Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation expense is reflected over the options' vesting period of ten years for the 1996 and 1995 options. Compensation expense for options granted prior to January 1, 1995 is not considered.

8    Income Taxes

Income taxes for the years ended 1996, 1995, and 1994 consist of the following:

                                1996      1995      1994
                                ------------------------
                                     (In thousands)
  Current:
  Federal                     $  1,403    6,272     3,740
  State                            136      798       692
  Foreign                          218     (167)      501
                               -------    -------  ------
  Total current                  1,757    6,903     4,933

  Deferred:
  Federal                        2,553    6,850     7,043
  State                            341      946       919
  Foreign                           --       --        55
                               -------    ------   ------
  Total deferred                 2,894    7,796     8,017
                               -------    ------   ------

  Total income tax expense    $  4,651   14,699    12,950
                               =======   ======    ======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 1996 and 1995 relate to the following:

                                            1996       1995
                                            ---------------
                                            (In thousands)
Deferred tax assets
Separate return net operating losses       $1,200     2,389
Other                                       1,686     1,465
Total deferred tax assets                   2,886     3,854
Less valuation allowance                      --     (1,189)
                                            ------   -------
Net deferred tax assets                     2,886     2,665
                                            ------   -------

Deferred tax liabilities

Software development costs                (11,245)   (8,090)
Contract and service revenues and costs   (16,205)  (16,791)
Depreciation and amortization              (1,208)   (1,187)
Other                                        (688)     (163)
                                          --------   -------
Total deferred tax liabilities            (29,346)  (26,231)
                                          --------   -------

Net deferred tax liability               $(26,460)  (23,566)
                                         =========  ========

The valuation allowance for 1996 and 1995 was $0 and $1,189,000, respectively. The valuation allowance in 1995 was attributable to the uncertainty of the future realization of deferred tax assets generated mainly from losses recorded by certain foreign operations.

The effective income tax rates for 1996, 1995, and 1994 were 36.0%, 39.4%, and 39.9%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

                                                1996     1995     1994
                                              --------------------------
                                                  (In thousands)
  Tax expense at statutory rates              $ 4,516    13,027   11,358
  State income tax, net of federal benefit        310     1,352    1,047
  Other, net                                     (175)      320      545
                                              -------    ------   ------
  Total income tax expense                    $ 4,651    14,699   12,950
                                              =======    ======   ======

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1996, 1995, and 1994 benefits of $260,000, $3,325,000, and $1,000,000, respectively, are treated as increases to additional paid-in capital. Income taxes payable at December 30, 1995 were reduced by the use of separate return net operating losses. The 1995 tax benefit of $431,000 was treated as a reduction in goodwill.

9    Associate Stock Purchase Retirement Plan

The Cerner Corporation Associate Stock Purchase Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pre-tax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to a yearly maximum of $600 per participant. The Company's expense for the plan amounted to $560,000, $431,000, and $316,000 for 1996, 1995, and 1994, respectively.

10   Commitments

The Company is committed under operating leases for office space through December 2000. Rent expense for office and warehouse space for the Company's regional and international offices for 1996, 1995, and 1994 was $1,580,000, $1,192,000, and $1,721,000,
respectively. Lease expense for computer equipment was $27,000, $68,000, and $328,000, in 1996, 1995, and 1994, respectively.
Aggregate minimum future payments (in thousands) under these noncancelable leases are as follows:


               Years
               --------------------
               1997          $ 1,697
               1998            1,491
               1999              786
               2000              289


11   Real Estate Lease Revenue

The Company leases space to unrelated parties in its Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $2,383,000 and $2,577,000 in 1996 and 1995, respectively. Future minimum lease revenues (in thousands) under these noncancelable operating leases expiring through 2000 are as follows:

               Years
               ---------------------
               1997          $ 1,754
               1998            1,456
               1999            1,151
               2000              723

12   Stockholders' Equity

At the end of 1996 and 1995, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

13   Quarterly Results (unaudited)

Selected quarterly financial data for 1996 and 1995 is set forth below:

                                     Earnings
                                      before                   Primary
                                      income       Net         earnings
                           Revenues    taxes     earnings      per share
                           ---------------------------------------------
(In thousands, except per
 share data)

1996 quarterly results:
March 30                  $  52,582    6,956     4,222           .13
June 29                      46,709    2,828     1,689           .05
September 28                 43,401      914       770           .02
December 28                  46,415    2,204     1,570           .05
----------------------------------------------------------------------
      Total              $  189,107   12,902     8,251           .25
                         ==========   ======     =====           ===

1995 quarterly results:

April 1                  $   43,192    7,817     4,541           .15
July 1                       48,967   10,271     6,184           .21
September 30                 41,724    5,775     3,491           .11
December 30                  53,018   13,357     8,305           .25
----------------------------------------------------------------------
      Total              $  186,901   37,220    22,521           .72
                         ==========   ======    ======           ===

                                                             Schedule II

                              Cerner Corporation
                       Valuation and Qualifying Accounts


                                                 Additions
                                  Balance at     Charged to
                                  Beginning      Costs and                   Balance at
     Description                   of Period      Expenses    Deductions   End of Period
----------------------------------------------------------------------------------------
For Year Ended December 30, 1995

Doubtful Accounts                 $  434,268    $  674,750    $        0   $  1,109,018

Sales Allowances                  $  300,000    $        0    $  300,000   $          0

                                                Additions
                                  Balance at    Charged to
                                  Beginning     Costs and                    Balance
     Description                   of Period     Expense      Deductions   End of Period
----------------------------------------------------------------------------------------
For Year Ended December 28, 1996

Doubtful Accounts                 $  1,109,018   $   11,982   $        0   $  1,121,000

Sales Allowances                  $        0     $        0   $        0   $          0




                INDEPENDENT AUDITORS' REPORT
               ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
Cerner Corporation:



Under  date  of  February  7,  1997,  we  reported  on   the
consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                         KPMG  Peat  Marwick LLP

Kansas City, Missouri
February 7, 1997