Form 10-Q
period 1997-03-29
CERNER CORP /MO/
filed 1997-05-13
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 29, 1997
                                   -----------------------

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


              Commission File Number        0-15386


                                CERNER CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Delaware                                    43-1196944
---------------------------------               ----------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                         (816) 201-1000
----------------------------------------------------------------------

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

                     Yes    X       No
                        --------      --------

      There were 32,857,844 shares of Common Stock, $.01 par value, outstanding at March 29, 1997.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 29, 1997 and December 28, 1996 (unaudited)

              Consolidated Statements of Earnings for the three months ended March 29, 1997 and March 30, 1996 (unaudited)

              Consolidated Statements of Cash Flows
              for the three months ended March 29, 1997 and March 30, 1996 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K
-----------------------------------------------------------

Part I.       Financial Information
Item 1.       Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                  March 29,   December 28,
                                                    1997          1996
(In thousands)
Assets
  Current Assets:
  Cash and cash equivalents                       $  6,557    $  6,905
  Short-term investments                           100,926     103,997
  Receivables                                       99,090      96,238
  Inventory                                          1,476       1,616
  Prepaid expenses and other                         2,299       3,660
                                                  --------    --------

  Total current assets                             210,348     212,416

  Property and equipment, net                       60,800      60,047
  Software development costs, net                   32,221      30,128
  Intangible assets, net                             3,815       3,973
  Noncurrent receivables                             2,893       3,637
  Other assets                                       5,425       4,552
                                                  --------    --------

                                                  $315,502    $314,753
                                                  ========    ========

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                $  8,711    $  9,346
  Current installments of long-term debt                70         104
  Advanced billings                                  7,677       7,811
  Accrued income taxes                              14,866      13,654
  Accrued payroll and tax withholdings               8,713       6,755
  Other accrued expenses                             2,068       3,542
                                                  --------    --------

  Total Current Liabilities                         42,105      41,212
                                                  --------    --------

  Long-term debt, net                               30,000      30,000
  Deferred income taxes                             12,805      12,806

  Stockholders' Equity:
  Common stock, $.01 par value,150,000,000
     shares authorized, 33,520,862 shares
     issued in 1997 and 33,403,727 issued in 1996      335         334
  Additional paid-in capital                       145,197     144,941
  Retained earnings                                 93,063      91,125
  Treasury stock, at cost (663,018 shares in 1997
     and 513,018 shares in 1996)                    (7,969)     (5,693)
  Foreign currency translation adjustment              (34)         28
                                                  --------    --------

     Total stockholders' equity                    230,592     230,735
                                                  --------    --------

                                                  $315,502    $314,753
                                                  ========    ========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)



                                        Three Months Ended

                                       March 29,   March 30,
                                       ---------------------
                                         1997         1996
                                       --------     --------
(In thousands, except Per share data)
Revenues:
  System sales                         $34,075      $37,168
  Support and maintenance               15,724       13,579
  Other                                  1,330        1,835
                                       -------      -------

  Total revenues                        51,129       52,582
                                       -------      -------

Costs and expenses:
  Cost of revenues                      15,147       17,284
  Sales and client service              18,620       15,623
  Software development                   9,616        8,540
  General and administrative             5,207        4,850
                                       -------      -------

  Total costs and expenses              48,590       46,297
                                       -------      -------

Operating earnings                       2,539        6,285

 Interest  income, net                     584          671
                                       -------      -------

Earnings before income taxes             3,123        6,956

 Income Taxes                            1,187        2,734
                                       -------      -------

Net earnings                           $ 1,936      $ 4,222
                                       =======      =======

Earnings per share                     $   .06      $   .13
                                       =======      =======

Weighted average shares outstanding     33,480       33,701
                                       -------      -------

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                         Three Months Ended
                                                  March 29, 1997  March 30, 1996
                                                  ------------------------------
(In thousands)
Cash flows from operating activities:
 Net earnings                                        $  1,936       $  4,222
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                      4,084          3,603
     Issuance of stock as compensation                     16             --
     Provision for deferred income taxes                   (1)         3,725
     Loss on disposal of capital equipment                 --             14

 Changes in assets and liabilities:
     Receivables                                       (2,108)        (3,213)
     Inventory                                            140         (1,739)
     Prepaid expenses and other                           431         (1,074)
     Accounts payable                                    (635)         3,340
     Accrued income taxes                               1,212             --
     Other accrued liabilities                            350          1,336
                                                     --------       --------
 Total adjustments                                      3,489          5,992
                                                     --------       --------
 Net cash provided by operating activities              5,425         10,214
                                                     --------       --------

Cash flows from investing activities:
     Purchase of capital equipment                     (2,664)        (5,179)
     Purchase of land, building and improvements          (17)          (219)
     Capitalized software development costs            (4,034)        (2,981)
                                                     --------       --------
 Net cash used in investing activities                 (6,715)        (8,379)
                                                     --------       --------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt              --              3
     (repayment) of long-term debt                        (34)           (34)
     Proceeds from exercise of options                    243            147
     Purchase of treasury stock                        (2,276)            --
                                                     --------       --------

 Net cash provided by (used in) financing activities   (2,067)           116
                                                     --------       --------
 Foreign currency translation adjustment                  (62)           126
                                                     --------       --------

 Net increase (decrease) in cash, cash equivalents,
   and short-term investments                          (3,419)         2,077
 Cash, cash equivalents, and short-term investments
   at beginning of period                             110,902        112,118
                                                     --------       --------

 Cash, cash equivalents, and short-term investments
   at end of period                                  $107,483       $114,195
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 29, 1997 and December 28, 1996 and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.


(2) Earnings Per Share

     Net earnings per share for the three months ended March 29, 1997 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months Ended March 29, 1997 Compared to Three Months Ended
March 30, 1996

     The Company's revenues decreased 3% from $52,582,000 for the three-month period ended March 30, 1996 to $51,129,000 for the three-month period ended March 29, 1997. Net earnings decreased 54% from $4,222,000 in the 1996 period to $1,936,000 for the 1997 period.

     System sales revenues decreased 8% from $37,168,000 for the three-month period ended March 30, 1996 to $34,075,000 for the corresponding period in 1997. The decrease in system sales was due primarily to the decrease in revenue from the sale of additional hardware and software products to the installed client base. The revenue from the sale of additional hardware and software products to the installed client base decreased 27% in the first quarter of 1997 over the same period in 1996.

     At March 29, 1997, the Company had $132,405,000 in contract backlog and $117,867,000 in support and maintenance backlog, compared to $89,416,000 in contract backlog and $98,638,000 in support and maintenance backlog at March 30, 1996.

      Support   and  maintenance  revenues  increased  16%   from
$13,579,000  during  the  first quarter of  1996  to  $15,724,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues decreased 28% from $1,835,000 in the first quarter of 1996 to $1,330,000 in the same period of 1997. This was due primarily to a decrease of real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 30% of total revenues in the first quarter of 1997 and 33% of total revenues in the comparable period in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 30% in the first quarter of 1997 and 1996, respectively. The increase in total sales and client service expenses from $15,623,000 in 1996 to $18,620,000 in 1997 was attributable to the cost of a larger field sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 1997 and 1996 were $11,709,000 and $10,049,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $4,034,000 and $2,981,000 for the first quarter of 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 10% and 9% in the first quarter of 1997 and 1996, respectively. Total general and administrative expenses for the first quarter of 1997 and 1996 were $5,207,000 and $4,850,000, respectively.

     Net interest income decreased 13% in the first quarter of 1997 than in the same period in 1996. This decrease is primarily due to a decrease in cash and cash equivalents and a decrease in interest rates.

     The Company's effective tax rates were 38% and 39% for the first quarter of 1997 and 1996, respectively.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $6,557,000 and short term investments of $100,926,000 at March 29, 1997 and working capital of $168,243,000. The Company generated net cash from operations of $5,425,000 and $10,214,000 during the three month periods ended March 29, 1997 and March 30, 1996, respectively. The decrease in net cash from operations is due primarily to lower net earnings and a lower provision for income taxes. During the first quarter of 1997, the Company purchased 150,000 shares of the Company's common stock with a total cost of $2,276,000. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of March 29, 1997.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's support and maintenance backlog at March 29, 1997 was $117,867,000, representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.

Recent Accounting Pronouncement
-------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (Statement 128) which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending January 3, 1998 and retroactive application will be required. The Company believes the adoption of Statement 128 will not have a significant effect on its reported earnings per share.

Part II.  Other Information

Item 5.   Other Information.
          -----------------

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

    (a)    Exhibits

           Exhibit 11    Computation of Earnings Per Share

           Exhibit 27    Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



May 12, 1997                       By: /s/Marc G. Naughton
------------                          ------------------------
Date                               Marc G. Naughton
                                   Chief Financial Officer