Form 10-Q
period 1997-06-28
CERNER CORP /MO/
filed 1997-08-12
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 28, 1997

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ____________________


              Commission File Number        0-15386
                                            -------

                            CERNER CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                   43-1196944
----------------------------               ----------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

                     Yes    X       No
                         -------      ------

      There were 32,919,182 shares of Common Stock, $.01 par value, outstanding at June 28, 1997.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------

Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of June 28, 1997 and December 28, 1996 (unaudited)

              Consolidated Statements of Earnings for the three months and six months ended June 28, 1997 and June 29, 1996 (unaudited)

              Consolidated Statements of Cash Flows
              for the six months ended June 28, 1997
              and June 29, 1996 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                                CERNER CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                June 28,      December 28,
                                                  1997            1996
                                               ----------     ------------
(In thousands)

Assets
     Current Assets:
        Cash and cash equivalents                 $   6,045     $   6,905
        Short-term investments                       94,443       103,997
        Receivables                                 105,829        96,238
        Inventory                                     1,795         1,616
        Prepaid expenses and other                    2,009         3,660
                                                  ----------     ---------

        Total current assets                        210,121       212,416

     Property and equipment, net                     64,866        60,047
     Software development costs, net                 34,972        30,128
     Intangible assets, net                           3,708         3,973
     Noncurrent receivables                           2,796         3,637
     Other assets                                    10,999         4,552
                                                  ----------    ----------

                                                  $ 327,462     $ 314,753
                                                  ==========    ==========

Liabilities and Stockholders' Equity
     Current Liabilities:
        Accounts payable                          $  15,575     $   9,346
        Current installments of long-term debt           36           104
        Advanced billings                             8,216         7,811
        Accrued income taxes                         16,998        13,654
        Accrued payroll and tax withholdings          8,030         6,755
        Other accrued expenses                        2,351         3,542
                                                  ----------    ----------

     Total Current Liabilities                       51,206        41,212
                                                  ----------    ----------

     Long-term debt, net                             30,000        30,000
     Deferred income taxes                           12,806        12,806

     Stockholders' Equity:
      Common stock, $.01 par value, 150,000,000
      shares authorized, 33,622,200 shares issued
      in 1997 and 33,403,727 issued in 1996             336           334
     Additional paid-in capital                     145,403       144,941
     Retained earnings                               96,385        91,125
     Treasury stock, at cost (703,018 shares
      in 1997 and 513,018 in 1996)                   (8,593)       (5,693)
     Foreign currency translation adjustment            (81)           28
                                                  ----------     ---------

     Total stockholders' equity                     233,450       230,735
                                                  ----------     ---------

                                                  $ 327,462     $ 314,753
                                                  ==========    ==========

See notes to consolidated financial statements.

                                  CERNER CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                               (UNAUDITED)



                                         Three Months Ended                  Six Months Ended
                                    June 28, 1997  June 29, 1996     June 28, 1997    June 29, 1996
                                    -------------  -------------     -------------    -------------

(In thousands, except per share data)

Revenues:
  System sales                        $ 44,792       $ 29,841          $ 78,867         $ 67,008
  Support and maintenance               16,999         14,142            32,724           27,721
  Other                                  1,529          2,726             2,858            4,562
                                      --------       --------          --------         --------

  Total revenues                        63,320         46,709           114,449           99,291
                                      --------       --------          --------         --------

Costs and expenses:
  Cost of revenues                      21,879         13,879            37,026           31,164
  Sales and client service              20,435         17,032            39,054           32,654
  Software development                  10,600          8,703            20,217           17,243
  General and administrative             5,502          4,860            10,709            9,710
                                      --------       --------          --------         --------

  Total costs and expenses              58,416         44,474           107,006           90,771
                                      --------       --------          --------         --------

Operating earnings                       4,904          2,235             7,443            8,520

Interest income, net                       574            593             1,158            1,263
                                      --------       --------          --------         --------

Earnings before income taxes             5,478          2,828             8,601            9,783
Income Taxes                             2,154          1,139             3,341            3,872
                                      --------       --------          --------         --------

Net earnings                          $  3,324       $  1,689          $  5,260         $  5,911
                                      ========       ========          ========         ========

Earnings per share                    $    .10       $    .05          $    .16         $    .18
                                      ========       ========          ========         ========

Weighted average shares outstanding     33,497         33,684            33,546           33,700
                                      --------       --------          --------         --------

See notes to consolidated financial statements.

                                 CERNER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                            Six Months Ended
                                                      June 28, 1997  June 29, 1996
                                                      -------------  -------------
(In thousands)

Cash flows from operating activities:
   Net earnings                                         $   5,260      $   5,911
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                          8,704          7,267
     Issuance of stock as compensation                         16             --
     Provision for deferred income taxes                       --            819
     Loss on disposal of capital equipment                     --             14
     Provision for bad debt                                    --             20
Changes in assets and liabilities:
     Receivables                                           (8,750)        (1,357)
     Inventory                                               (179)        (1,471)
     Prepaid expenses and other                            (4,957)         1,065
     Accounts payable                                       6,229           (678)
     Accrued income taxes                                   3,344             --
     Other accrued liabilities                                489          2,044
                                                        ----------     ----------
     Total adjustments                                      4,896          7,723
                                                        ----------     ----------
       Net cash provided by operating activities           10,156         13,634
                                                        ----------     ----------

Cash flows from investing activities:
     Purchase of capital equipment                         (9,121)        (9,452)
     Purchase of land, building and improvements              (74)          (280)
     Capitalized software development costs                (8,746)        (6,286)
                                                        ----------     ----------
       Net cash used in investing activities              (17,941)       (16,018)
                                                        ----------     ----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                  --              5
     Repayment of long-term debt                              (68)           (69)
     Proceeds from exercise of options                        448            401
     Purchase of treasury stock                            (2,900)            --
                                                        ----------     ----------
       Net cash provided by financing activities           (2,520)           337
                                                        ----------     ----------
Foreign currency translation adjustment                      (109)           147
                                                        ----------     ----------

Net decrease in cash, cash equivalents, and
short-term investments                                    (10,414)        (1,900)

Cash, cash equivalents, and short-term investments
at beginning of period                                    110,902        112,118
                                                        ----------     ----------

Cash, cash equivalents, and short-term investments
at end of period                                        $ 100,488      $ 110,218
                                                        ==========     ==========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 28, 1997 and December 28, 1996 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.


(2) Earnings Per Share

     Net earnings per share for the three months and six months ended June 28, 1997 and June 29, 1996 is based on the weighted average number of common shares and common share equivalents outstanding during those periods. Common share equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Three Months Ended June 28, 1997 Compared to Three Months Ended June 29, 1996

    The Company's revenues increased 36% from $46,709,000 for the three-month period ended June 29, 1996 to $63,320,000 for the three-month period ended June 28, 1997. Net earnings increased 97% from $1,689,000 in the1996 period to $3,324,000 for the 1997 period.

     In the 1997 period, revenues increased due to an increase in system sales and an increase in revenue recognized from existing contracts. System sales revenues increased 50% from $29,841,000 for the three-month period ended June 29, 1996 to $44,792,000 for the corresponding period in 1997. Total sales to the installed base including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 73% of total total revenues for the 1997 period compared to 80% in 1996. This lower percentage was primarily due to the increase in system sales.

     At June 28, 1997, the Company had $153,532,000 in contract backlog and $122,353,000 in support and maintenance backlog, compared to $96,702,000 in contract backlog and $101,379,000 in support backlog at June 29,1996.

      Support   and  maintenance  revenues  increased  20%   from
$14,142,000 during the second quarter of 1996 to $16,999,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues decreased 44% from $2,726,000 in the second quarter of 1996 to $1,529,000 in the same period of 1997. This decrease is due primarily to a decrease in real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 35% of total revenues in the second quarter of 1997 and 30% of total revenues in the comparable period in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 32% and 36% in the second quarter of 1997 and 1996, respectively. The increase in total sales and client service expenses from $17,032,000 in 1996 to $20,435,000 in 1997 was attributable to the cost of a larger regional sales and service organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1997 and 1996 were $13,326,000 and $10,540,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $4,712,000 and $3,320,000 for the second quarter of 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 was due to HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% and 10% in the second quarter of 1997 and 1996, respectively. Total general and administrative expenses for the second quarter of 1997 and 1996 were $5,502,000 and $4,860,000, respectively.

     Net interest income decreased 3% in the second quarter of 1997 than in the same period in 1996.

     The Company's effective tax rates were 39% and 40% for the second quarter of 1997 and 1996, respectively.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Six Months Ended June 28, 1997 Compared to Six Months Ended June 29, 1996

    The Company's revenues increased 15% from $99,291,000 for the six-month period ended June 29, 1996 to $114,449,000 for the six-month period ended June 28, 1997. Net earnings decreased 11% from $5,911,000 in the 1996 period to $5,260,000 for the 1997 period.

     In the 1997 period, revenues increased due to an increase in system sales and support of installed systems and an increase in revenue recognized for existing contracts. System revenues increased 18% from $67,008,000 for the six-month period ended June 29, 1996 to $78,867,000 for the corresponding period in 1997.
Total  sales  to  the  installed  base  including   new  systems,
incremental  hardware   and  software,  support  and  maintenance
services, and discrete services, were 76% of total revenues for the first six months of 1997 compared to 79% in 1996. This lower percentage was primarily due to the increase in system sales.

     At June 28, 1997, the Company had $153,532,000 in contract backlog and $122,353,000 in support and maintenance backlog, compared to $96,702,000 in contract backlog and $101,379,000 in support backlog at June 29, 1996.

      Support and maintenance revenues increased 18% from $27,721,000 during the first six months of 1996 to $32,724,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues decreased 37% from $4,562,000 in the first half of 1996 to $2,858,000 in the same period of 1997. This decrease is due primarily to a decrease in real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 32% of total revenues in the first six months of 1997 and 31% of total revenues in the comparable period in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 34% and 33% in the first half of 1997 and 1996, respectively. The increase in total sales and client service expenses from $32,654,000 in 1996 to $39,054,000 in 1997 was attributable to the cost of a larger field sales and service organization and certain marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first half of 1997 and 1996 were $25,035,000 and $20,590,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $8,746,000 and $6,286,000 for the first six months of 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 was due to HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% and 10% in the first six months of 1997 and 1996, respectively. Total general and administrative expenses for the first six months of 1997 and 1996 were $10,709,000 and $9,710,000, respectively.

     Net  interest income decreased 8% in the first half of  1997 than in the same period in 1996. This decrease is primarily due to a decrease in cash and cash equivalents and a decrease in interest rates.

     The Company's effective tax rates were 39% and 40% for the first six months of 1997 and 1996, respectively.

Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $6,045,000 and short term investments of $94,443,000 at June 28, 1997 and working capital of $158,915,000. The Company generated net cash from operations of $10,156,000 and $13,634,000 during the six month periods ended June 28, 1997 and June 29, 1996, respectively. During the first six months of 1997, the Company purchased 190,000 shares of the Company's common stock with a total cost of $2,900,000. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of June 28, 1997.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at June 28, 1997 included $122,353,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

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

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

At the Company's annual shareholders meeting held on May 20, 1997, Thomas C. Tinstman, M.D. and Clifford W. Illig were reelected as Class II Directors, for a three year term expiring at the 2000 annual meeting of shareholders. Neal L. Patterson, Gerald E. Bisbee, Jr., John C. Danforth, Micheal E. Herman, and Thomas A. McDonnell continued as directors after the meeting.

                                                               Abstention and
                               For           Withheld         Broker Non-Votes
                            ----------       ----------       ------------------

Thomas C. Tinstman, M.D.    28,694,811               0                1,667,309
Clifford W. Illig           28,687,709               0                1,674,411

The shareholders also ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending January 3, 1998. Shares voted in favor were 28,688,746 shares against 181,235 and shares abstained or were broker non-votes 1,492,139.


Item 5.   Other Information.
          ------------------




Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    Exhibits

           Exhibit 11        Computation of Earnings Per Share

           Exhibit 27        Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



August 11, 1997                              By: /s/ Marc G. Naughton
---------------                                  --------------------
      Date                                   Marc G. Naughton
                                             Chief Financial Officer