Form 10-Q
period 1997-09-27
CERNER CORP /MO/
filed 1997-11-12
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 27, 1997

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

              Commission File Number        0-15386
                                     ------------------

                                CERNER CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      43-1196944
----------------------------                        ----------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

      There were 32,981,126 shares of Common Stock, $.01 par value, outstanding at September 27, 1997.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 27, 1997 and December 28, 1996 (unaudited)

              Consolidated Statements of Earnings for the three months and nine months ended September 27, 1997 and September 28, 1996 (unaudited)

              Consolidated Statements of Cash Flows
              for the nine months ended September 27, 1997 and September 28, 1996 (unaudited)

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part II.      Other Information:

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K
Part I.       Financial Information

Item 1.       Financial Statements

                       CERNER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                   September 27,   December 28,
                                                       1997          1996
                                                   -------------   ------------
(In thousands)

Assets
     Current Assets:
     Cash and cash equivalents                      $  9,882         $  6,905
     Short-term investments                           87,522          103,997
     Receivables                                     106,879           96,238
     Inventory                                         2,015            1,616
     Prepaid expenses and other                        2,604            3,660
                                                    ---------        ---------

     Total current assets                            208,902          212,416

     Property and equipment, net                      64,409           60,047
     Software development costs, net                  37,442           30,128
     Intangible assets, net                            3,573            3,973
     Noncurrent receivables                            2,314            3,637
     Other assets                                     10,599            4,552
                                                    ---------        ---------

                                                    $327,239         $314,753
                                                    =========        =========

Liabililties and Stockholders' Equipty
     Current Liabilities:
     Accounts payable                               $  7,781         $  9,346
     Current installments of long-term debt                -              104
     Advanced billings                                 5,875            7,811
     Accrued income taxes                             19,514           13,654
     Accrued payroll and tax withholdings             10,738            6,755
     Other accrued expenses                            2,190            3,542
                                                    ---------        ---------

     Total Current Liabilities                        46,098           41,212
                                                    ---------        ---------

     Long-term debt, net                              30,000           30,000
     Deferred income taxes                            12,805           12,806

     Stockholders' Equity:
     Common stock, $.01 par value, 150,000,000
      shares authorized, 33,684,144 shares issued
      in 1997 and 33,403,727 issued in 1996              337              334
     Additional paid-in capital                      145,844          144,941
     Retained earnings                               100,832           91,125
     Treasury stock, at cost
      (703,018 shares in 1997 and 513,018 in 1996)    (8,593)          (5,693)
     Foreign currency translation adjustment             (84)              28
                                                    ---------        ---------

     Total stockholders' equity                      238,336          230,735
                                                    ---------        ---------

                                                    $327,239         $314,753
                                                    =========        =========

   See notes to consolidated financial statements.

                           CERNER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)


                                     Three Months Ended        Nine Months Ended
                                   September    September    September    September
                                   27, 1997     28, 1996     27, 1977     28, 1996
                                   ----------------------    ----------------------
(In thousands, except per share data)

Revenues:
  System sales                      $ 42,500     $ 26,420     $121,367    $ 93,427
  Support and maintenance             17,167       14,372       49,890      42,093
  Other                                1,110        2,609        3,969       7,171
                                    --------     --------     --------    --------

  Total revenues                      60,777       43,401      175,226     142,691
                                    --------     --------     --------    --------

Costs and expenses:
  Cost of revenues                    15,835       13,782       52,861      44,945
  Sales and client service            20,743       15,811       59,798      48,464
  Software development                12,034        9,235       32,250      26,478
  General and administrative           5,508        4,194       16,216      13,905
                                    --------     --------     --------    --------

  Total costs and expenses            54,120       43,022      161,125     133,792
                                    --------     --------     --------    --------

Operating earnings                     6,657          379       14,101       8,899

      Interest income, net               546          535        1,704       1,798
                                    --------     --------     --------    --------

Earnings before income taxes           7,203          914       15,805      10,697

      Income Taxes                     2,758          144        6,099       4,016
                                    --------     --------     --------    --------

Net earnings                        $  4,445     $    770     $  9,706    $  6,681
                                    ========     ========     ========    ========

Earnings per share                  $    .13     $    .02     $    .29    $    .20
                                    ========     ========     ========    ========

Weighted average shares outstanding   34,507       33,483       33,923      33,644
                                    --------     --------     --------    --------

See notes to consolidated financial statements.

                             CERNER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                              Nine Months Ended
                                                  September 27, 1997    September 28, 1996
                                                  ------------------    ------------------
(In thousands)
Cash flows from operating activities:
   Net earnings                                        $  9,706              $  6,681
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                       13,391                11,863
     Issuance of stock as compensation                       16                    --
     Provision for deferred income taxes                     --                   903
     Loss on disposal of capital equipment                   --                    43
     Provision for bad debt                                  --                    20
Changes in assets and liabilities:
     Receivables                                         (9,318)                4,923
     Inventory                                             (399)                 (923)
     Prepaid expenses and other                          (5,215)                 (158)
     Accounts payable                                    (1,565)               (3,086)
     Accrued income taxes                                 5,860                    --
     Other accrued liabilities                              695                  (278)
                                                       ---------             ---------
     Total adjustments                                    3,465                13,312
                                                       ---------             ---------
       Net cash provided by operating activities         13,171                19,993
                                                       ---------             ---------

Cash flows from investing activities:
     Purchase of capital equipment                      (11,271)              (12,790)
     Purchase of land, building and improvements            (74)                 (378)
     Capitalized software development costs             (13,098)               (9,532)
                                                       ---------             ---------
       Net cash used in investing activities            (24,443)              (22,700)
                                                       ---------             ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                --                     8
     Repayment of long-term debt                           (104)                 (104)
     Proceeds from exercise of options                      890                   744
     Purchase of treasury stock                          (2,900)                   --
                                                       ---------             ---------
       Net cash provided by financing activities         (2,114)                  648
                                                       ---------             ---------
Foreign currency translation adjustment                    (112)                   95
                                                       ---------             ---------

Net decrease in cash, cash equivalents, and
short-term investments                                  (13,498)               (1,964)

Cash, cash equivalents, and short-term investments
at beginning of period                                  110,902               112,118
                                                       ---------             ---------

Cash, cash equivalents, and short-term investments
at end of period                                       $ 97,404              $110,154
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 27, 1997 and December 28, 1996 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.


(2) Earnings Per Share

     Net earnings per share for the three months and nine months ended September 27, 1997 and September 28, 1996 is based on the weighted average number of common shares and common share
equivalents  outstanding  during  those  periods.   Common  share
equivalents consist of shares issuable upon exercise of stock options using the treasury stock method.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months  Ended September 27, 1997 Compared to Three  Months
Ended September 28, 1996

    The Company's revenues increased 40% from $43,401,000 for the three-month period ended September 28, 1996 to $60,777,000 for the three-month period ended September 27, 1997. Net earnings increased 477% from $770,000 in the 1996 period to $4,445,000 for the 1997 period.

     In the 1997 period, revenues increased due to an increase in system sales and an increase in revenue recognized from existing contracts. System sales revenues increased 61% from $26,420,000 for the three-month period ended September 28, 1996 to $42,500,000 for the corresponding period in 1997. Total sales to the installed base including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 71% of total revenues for the 1997 period compared to 77% in 1996. This lower percentage was primarily due to the increase in system sales to new clients.

     At  September  27,  1997, the Company  had  $171,156,000  in
contract  backlog  and  $128,194,000 in support  and  maintenance
backlog,   compared  to  $95,214,000  in  contract  backlog   and
$102,266,000 in support backlog at September 28,1996.

      Support   and  maintenance  revenues  increased  19%   from
$14,372,000  during  the  third quarter of  1996  to  $17,167,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

    Other revenues decreased from $2,609,000 in the third quarter of 1996 to $1,110,000 in the same period of 1997. This decrease is due primarily to a decrease in real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space, and the reporting of certain services revenue as system sales revenue in 1997.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 26% of total revenues in the third quarter of 1997 and 32% of total revenues in the comparable period in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 34% and 36% in the third quarter of 1997 and 1996, respectively. The increase in total sales and client service expenses from $15,811,000 in 1996 to $20,743,000 in 1997 was attributable to the cost of a larger regional sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 1997 and 1996 were $14,462,000 and $10,936,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $4,352,000 and $3,246,000 for the third quarter of 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% and 10% in the third quarter of 1997 and 1996, respectively. Total general and administrative expenses for the third quarter of 1997 and 1996 were $5,508,000 and $4,194,000, respectively.

    Net interest income increased 2% in the third quarter of 1997 compared to the same period in 1996.

     The Company's effective tax rates were 38% and 16% for the third quarter of 1997 and 1996, respectively. The lower 1996 tax rate is due to the utilization of foreign net operating losses.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Nine  Months  Ended September 27, 1997 Compared  to  Nine  Months
Ended September 28, 1996

     The Company's revenues increased 23% from $142,691,000 for the nine-month period ended September 28, 1996 to $175,226,000 for the nine-month period ended September 27, 1997. Net earnings increased 45% from $6,681,000 in the 1996 period to $9,706,000 for the 1997 period.

     In the 1997 period, revenues increased due to an increase in system sales and support of installed systems and an increase in revenue recognized for existing contracts. System revenues increased 30% from $93,427,000 for the nine-month period ended September 28, 1996 to $121,367,000 for the corresponding period in 1997. Total sales to the installed base including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 74% of total revenues for the first nine months of 1997 period compared to 80% in 1996. This lower percentage was primarily due to the increase in system sales to new clients.

     At  September  27,  1997, the Company  had  $171,156,000  in
contract  backlog  and  $128,194,000 in support  and  maintenance
backlog,   compared  to  $95,214,000  in  contract  backlog   and
$102,266,000 in support backlog at September 28, 1996.

      Support and maintenance revenues increased 19% from $42,093,000 during the first nine months of 1996 to $49,890,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues decreased from $7,171,000 during the first nine months of 1996 to $3,969,000 in the same period of 1997. This decrease is due to a decrease in real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space, and the reporting of certain services revenue as systems sales revenue in 1997.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 30% of total revenues in the first nine months of 1997 and 31% of total revenues in the comparable period in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 34% and 34% in the first nine months of 1997 and 1996, respectively. The increase in total sales and client service expenses from $48,464,000 in 1996 to $59,798,000 in 1997 was attributable to the cost of a larger field sales and service organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs previously capitalized. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 1997 and 1996 were $39,496,000 and $31,526,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $13,098,000 and $9,532,000 for the first nine months of 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% and 10% in the first nine months of 1997 and 1996, respectively. Total general and administrative expenses for the first nine months of 1997 and 1996 were $16,216,000 and $13,905,000, respectively.

     Net interest income decreased 5% in the first nine months of
1997  compared  to  the same period in 1996.   This  decrease  is
primarily due to a decrease in cash and cash equivalents and a decrease in interest rates.

     The Company's effective tax rates were 39% and 38% for the first nine months of 1997 and 1996, respectively.

Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $9,882,000 and short term investments of $87,522,000 at September 27, 1997 and working capital of $162,804,000. The Company generated net cash from operations of $13,171,000 and $19,993,000 during the nine month periods ended September 27, 1997 and September 28, 1996, respectively. During the first nine months of 1997, the Company purchased 190,000 shares of the Company's common stock with a total cost of approximately $2,900,000. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of September 27, 1997.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at September 27, 1997 included $128,194,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

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


Item 5.   Other Information.
          ------------------



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    Exhibits

           Exhibit 11     Computation of Earnings Per Share

           Exhibit 27     Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



November 11, 1997                            By: /s/ Marc G. Naughton
-----------------                            ------------------------
      Date                                   Marc G. Naughton
                                             Chief Financial Officer