Form 10-K
period 1998-01-03
CERNER CORP /MO/
filed 1998-04-03
CIK 804753

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

( X )      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 3, 1998

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

      At March 1, 1998, there were 32,649,710 shares of Common Stock outstanding, of which 7,595,967 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1998, was $516,733,449.

       Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General
-------

     Cerner Corporation ("Cerner" or the "Company") is a Delaware corporation incorporated in 1980. The Company's principal offices are located at 2800 Rockcreek Parkway, Kansas City, Missouri 64117, and its telephone number is (816) 221-1024.

      Cerner designs, develops, markets, installs and supports person/member/patient-focused clinical and management information systems that are capable of being implemented on an individual, combined or enterprise-wide basis. Cerner systems are designed to automate the process of healthcare by accumulating data on care provided to members/patients, maintaining such data in a database repository and providing access to such data for users of clinical information across a healthcare system, including in the home, at physician's offices and at ambulatory, inpatient and intensive care settings. Cerner's systems are designed and developed using the Health Network Architecture (''HNA''), a single information architecture. HNA is a unified system for combining clinical and management information applications. HNA allows each participating facility within an integrated healthcare enterprise to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity of the location and the entire enterprise. Cerner is developing its newest generation of HNA products known as "Millennium". See "Cerner's HNA Approach and HNA Millennium" for a discussion of Millennium.

Healthcare Industry
-------------------

      The dramatic increase in healthcare costs in the United States, which historically were based on a fee-for-service model, has caused significant changes in the healthcare industry.
Managed care organizations and other payers have developed alternative payment models to control costs, including procedure-based cost limits, contractually approved providers and capitation (a fixed monthly fee per member in payment for all required services). The result has been a continuing shift of financial risk from the payer to both the physician provider and the institutional provider (hospitals, clinics, long-term care, subacute providers and rehabilitative care centers). In response, institutional providers are aligning with one another and with physician groups to form Integrated Delivery Systems (''IDS's''), and IDS's are aligning with payer organizations to form Integrated Health Organizations (''IHO's''), in each case to reduce costs in an effort to compete more effectively in the changing healthcare environment.

      The changes occurring in the healthcare industry have resulted in changes in the needs for clinical and management
information  systems  by  hospitals,  physicians,  managed   care
organizations   and  Integrated  Delivery  Systems.    Hospitals'
information  requirements  have  become  more  complex  as   cost
containment pressures have driven the needs for efficiency and process automation while the increasing number of relationships
they    have    with   other   providers   requires    additional
sophistication. As physicians combine into a variety of provider configurations, management structures and incentive plans, they are increasingly utilizing member/patient focused information systems to improve quality and efficiency for their growing practices and physician networks, to develop the data necessary to compete for contracts with payers and to be able to share the
financial   risks   of   healthcare   delivery.    Managed   care
organizations are increasingly recognizing the value of process-oriented and clinically-driven information as it relates to
understanding   and  improving  the  health  of  their   members.
Information system requirements for IDS's and IHO's encompass many of the same needs as hospitals, physicians and managed care
organizations.   Many  IDS's and IHO's are becoming  aggressively
involved with institutional providers and physicians in various relationships where information sharing and process automation are paramount. Many of these larger, more complex organizations are seeking closer relationships with suppliers that can provide comprehensive information systems solutions. Information system requirements for IDS's and IHO's include integrated process-based systems for clinical domains, data repositories and applications for physicians and management teams. Cerner is responding to the changing and increasing needs of the healthcare industry for better information systems by developing HNA Millennium, its latest generation of products. See "Cerner's HNA Approach and HNA Millennium" for a discussion of Millennium.


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

     The same forces that are causing other healthcare providers to join together are causing physicians to combine into larger organizations, including Independent Practice Associations (''IPA's'') and Preferred Provider Organizations (''PPO's''), and are increasingly supported administratively through Management Services Organizations ("MSO's") which offer management and administrative services to physicians. In some cases, such organizations align with IDS's and IHO's. Cerner believes that such physician groups require clinical and management information systems that allow them to participate in the community-wide clinical and management information systems employed by the IDS's and IHO's.

The Cerner Vision
-----------------

      As a result of the rapid transformation of the healthcare industry, Cerner believes that a new center of healthcare will emerge-the IHO, which is a combination of payers, physicians and institutional providers affiliated to service a community or defined member population. The focus of the IHO is to be accountable for the health status of a defined population, with strong financial incentives to manage health on a preventive or wellness basis and reduce costs.

     Cerner believes that many large IHO's will emerge in the United States in the next decade. These IHO's will need to implement information systems that manage the delivery of care across an entire community while simultaneously managing the business side of health management. Only through automating the core process of healthcare delivery from member enrollment through the ordering and delivery of care will IHO's be able to actually manage and measure care. Process automation will enable healthcare systems interactively to affect the care that is delivered throughout the entire system at each point of delivery. Cerner believes that managing these integrated healthcare systems will require the accumulation and refining of enormous amounts of process-related data in order to monitor performance against plans and to make informed business decisions. This process-oriented approach will also provide the information basis to measure health system performance, in values known as outcomes, from clinical, functional, process, member satisfaction and economic perspectives.

     When all of the complex clinical processes that comprise care delivery in IHO's are automated using fully integrated information systems, it becomes possible to extend automation to the management processes of healthcare.

Cerner's HNA Approach and HNA Millennium
----------------------------------------

      The cornerstone of Cerner's information systems strategy is HNA, the single architecture around which each of Cerner's products is developed. This highly scaleable architecture allows Cerner to meet the clinical, management, and business information requirements of a healthcare delivery system across the continuum of care from the physician practice to the IHO and to integrate the information requirements of clinical operations and business functions. The value of HNA is the creation of systems that ''intrarelate'' as opposed to being integrated. Most healthcare organizations are using some form of information technology to manage their clinical, financial and administrative operations. Typically, a multitude of systems, operating on differing technology platforms from various suppliers, are used within a single organization. These systems rely on a series of interfaces to transmit information to one another which may inhibit real-time access to comprehensive patient information. In addition, the data collected by disparate systems is usually maintained in a variety of formats, and is indexed or codified using different approaches, which dilutes the data's usefulness.

     Cerner's newest HNA platform, HNA Millennium, utilizes three-tiered client/server technology to optimize distributed computing performance and functionality advantages. Millennium's breadth of focus and functionality are well suited for large-scale and enterprise application technologies for healthcare organizations. HNA Classic, Cerner's existing technology, was able to serve eight clinical markets. Millennium will be able to address the
needs    of   approximately   twenty   major   market   segments.
Development of HNA Millennium began in the summer of 1993 and at the end of 1997 approximately 440 engineering and engineering support personnel were engaged in the project. Cerner intends, over time, to reengineer all of its software products to the HNA
Millennium  platform.    Installation of Alpha and Beta  versions
of  certain  HNA  Millennium applications began during  1996  and
continued  through  1997.   At the end  of  1997  forty  systems,
including  versions of Open Clinical Foundation Data  Repository,
PathNet   Laboratory   Information   System,   RadNet   Radiology
Information System, SurgiNet Surgery Information System, Open Management Foundation Data Repository System, PowerChart and Open Engine Application Gateway System were being used by Cerner
clients.   Cerner  expects to have more than  one  hundred  fifty
Millennium systems in use by the end of 1998. Implementation of Millennium at client sites is a much more complex process than implementation of HNA Classic due to the greater range of
capability   of  the  Millennium  products  and  its  complexity.
Substantial project management, process redesign, technology integration and training are all required in order for clients to achieve the full benefits offered by Millennium and require
Cerner    to   significantly   increase   its   project   related
capabilities.     Continuing    the    Millennium    development,
implementing Millennium at client sites and increasing Cerner's project related capabilities will be significant challenges during 1998.

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

Strategy
--------

     Key elements of the Company's business strategy include:

       To   penetrate  the  integrated  healthcare  market.   The
       ---------------------------------------------------
transformation of healthcare delivery must deal with the changing financial model from fee-for-service to fixed or controlled fee payments for services provided. In order to accomplish the transition, integrated healthcare systems must decrease costs generally, utilize fewer resources per patient or member encounter, decrease the amount of care required by focusing on preventative measures and increase member populations by attracting additional members through better quality healthcare and services. Cerner's process-based, clinical and management systems provide the technology to enable an integrated system to manage healthcare to significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

     To penetrate the physician market.  As physicians combine to
     ---------------------------------
form organizations such as IPA's and PPO's, and then participate in MSO's, they require clinical and process-based systems to manage the member/patient care processes within their own practices. As such groups align with IDS's and IHO's, they further require clinical and management information systems that allow them to share clinical and management processes with these community-wide systems. Healthcare organizations are developing strategies for connecting community-based physicians to the information resources of the health system using the internet. Cerner's systems provide the member/patient data repositories, clinical, management tools and connectivity required by physicians in order for them to participate effectively in the changing healthcare marketplace.

      To  expand  its  core business.  Cerner  expects  continued
      ------------------------------
growth in core business areas, including clinical domain systems for specific markets such as PathNet, RadNet and PharmNet, as institutional providers look to restructure and reengineer these high cost centers within their IDS's and IHO's. The Company also intends to market aggressively Cerner clinical and management information systems and services to its existing client base.

      To  remain  committed  to a unified architecture.   Because
      ------------------------------------------------
Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for fully ''intrarelated'' health information and management systems. This platform enables Cerner's process-based HNA system to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols. In addition, the HNA system can be accessed throughout the enterprise at the point of care, which improves data integrity, allows for coordination of procedures at multiple locations and enables reliable communication without delay.

      To  expand  its  products  and  services.   Using  its  HNA
      ----------------------------------------
platform, Cerner intends to expand the range of products and services offered to providers, including IDS's and IHO's, either through internal development or by acquisitions or joint ventures. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as IHO's begin to include service organizations and on-line services to the home, particularly because the member/patient focus of Cerner's architecture provides the basis for individual electronic medical records which can be used throughout a member-focused health system. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry. The substantial project management process redesign, technology integration, and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company's consulting services.

Products
--------

      The Company's products include Enterprise Systems, which automate processes across and throughout the health system enterprise; Enterprise Repositories, which capture, sort, present and analyze clinical and business information; Cinical Systems for Direct Care, which automate the clinical processes within hospitals and the physicians practice; Clinical Systems for Care Centers, which automate the clinical processes within specific departments or domains; Decision Support and Executable Knowledge Systems, which enhance clinical and business processes with information and actions; Financial and Operational Management
Systems, which automate the business operations; population health management systems for managing health; Demand Management Systems and services for managing the need for care; Personal Health Systems for individuals to manage their own health; and Interface Technologies for connecting other technologies to HNA Millennium. These systems can be acquired individually or as a fully intrarelated health information system. The individual systems perform together even if installed at different times. Cerner also markets over 200 product options that complement Cerner's major information systems.


Enterprise Systems
------------------

     Cerner's Enterprise Systems automate processes across the entire health system. Capstone automates the identification, eligibility, registration and scheduling processes across hospitals, clinics, physician practices and other care delivery organizations, integrating the health system and incorporating existing systems. Powerlink connects community-based physicians to health systems for referrals, authorizations, claims, eligibility, and reporting. PowerChart is the enterprise clinician's desktop solution for viewing, ordering and documenting the electronic medical record.

Enterprise Repositories
-----------------------

     Open  Agreement Foundation Data Repository is  a  structured
repository   for   the  storage  and  viewing  of   health   plan
information, records, contracts, eligibility and coverage data.

     Open Clinical Foundation Data Repository is a structured repository for the storage of member/patient orders; discrete results; clinical reports and other documents; indexes to document images from foreign document imaging systems; and indexes to third-party dictation systems.

     Open Management Foundation Data Repository is a structured repository for process- and activity-related information useful for management of a healthcare organization. Information can originate from numerous sources and can be maintained in an easily accessible, standardized format. OMF can be integrated into an architecture containing products from different suppliers.

     Open Health Foundation Data Repository is a structured repository for the storage and viewing of health information related to populations, in support of applications and services designed to manage the health status of those populations.

     Open Outcome Foundation Data Repository is a structured repository for the storage and viewing of the data that supports the reporting and management of outcomes in the areas of clinical, medical, process, economic and satisfaction.

Clinical Systems for Direct Care
--------------------------------

     Cerner's CareNet Acute Care Management System is designed to automate the entire care process in acute or institutional
settings.    It  collects,  refines,  organizes,  and   evaluates
detailed clinical and management data. It enables the entire care team to plan and manage individual activities and plans, as well as measure outcomes and goals.  CareNet consists of five major
solutions    -   patient   registration,   scheduling,    orders,
documentation, care planning and diagnostic and therapeutic care.

     The INet Intensive Care Management System is designed to automate the entire care process in intensive care settings. It supports patient management, chart review and browsing, order management, documentation management, scheduling, and automatic data acquisition. It automatically acquires patient data from bedside medical devices, manages information flow and presentation at the bedside, supports care management through care planning and critical pathways, and encourages timely decisions based on comprehensive data availability; information tailored to the practitioner and the patient; and rule-based decision support.

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

Clinical Systems for Care Centers
---------------------------------

     The PathNet Laboratory Information System addresses the information management needs of six clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, anatomic pathology, and HLA. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports, and the maintenance of accessible clinical records.

     The RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiology departments or services. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system

     The PharmNet Pharmacy Information System provides intrarelation in an HNA environment for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or outpatient setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions also are fully automated. Medication fill lists, intravenous fill lists and medication administration records are produced automatically or on demand.

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

     The CVNet Cardiology Department Information System automates the processes within the department of cardiology, supporting the scheduling, ordering, documentation and data capture required by professionals in the cardiology domain.

Decision Support and Executable Knowledge
-----------------------------------------

     Discern Structured Care Design is clinical pathways and protocols that automate the specific plans of care for an individual, and operates within Cerner's clinical systems.

     Discern Dialogue is a real-time decision support software application that incorporates executable knowledge and provides order advice to clinicians. It manages the display of clinical alerts through Discern Insights, which are licensed separately. Discern Dialogue provides specific recommendations to change, cancel, or create orders.

     Discern Expert and Alerts are an event-driven, rule-based, decision support software application that allows users to define clinical and management rules that are applied to events accessing data that is captured or generated by other HNA applications.

     Discern Explorer is a decision support software application integrated with other Cerner HNA clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other HNA applications.

     Health Facts is Cerner's comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

Financial and Operational Management Systems
--------------------------------------------

     ProFit   is  Cerner's  application for  revenue  accounting,
billing and accounts receivables for the entire health system as well as each individual domain or organization.

     ProRate  is  an  application to automate  the  managed  care
processes   around   membership,  eligibility  tracking,   claims
processing and contract management.

     The ProLogue Enterprise Management System includes a suite of management applications specifically designed to assemble and use the information to help an organization complete its strategic plans, including clinical metrics, case profiling, and performance profiling of individuals and organizations.

     The ProFile Health Information Management System helps meet the operations management needs of the health information management (medical records) department and includes functionality for the various chart tracking and completion tasks commonly associated with maintaining medical records.

     ProCure and ProTrack automates the business operations around materials and equipment management for the organization.

Population Health Management
----------------------------

     IQ Health produces personal health risk assessments and analyzes those to create interventions that promote self care and improve health.

Demand Management
-----------------

     Health Connections includes applications and services to automate and manage the operations of telecare, including protocol-based triage and person information.

Personal Health
---------------

     Vitality is Cerner's home software product designed to extend medical care to the consumer's home. It provides a way for the consumer to interact on a regular basis with a healthcare provider. Vitality can store health and medical records for easy access. By providing health appraisals and personalized health plans, Vitality takes the first step toward improving health education for members in a community.

Interface Technologies
----------------------

     The Open Engine Application Gateway System facilitates the exchange of data and assists in the management of point-to-point interfaces between foreign systems. It serves as a toolkit to help write interface code.


Software Development
--------------------

      Cerner commits significant resources to developing new health information system products. As of January 3, 1998, 837 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $33,957,000, $43,133,000 and $54,524,00 during the 1995, 1996 and
1997 fiscal years respectively. These figures include both capitalized and noncapitalized portions and exclude amounts amortized for financial reporting purposes.

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

     See "Cerner's HNA Approach and HNA Millennium" for a discussion of the development of Cerner's latest generation of software products.

Sales and Marketing
-------------------

     The markets for Cerner's information system products include IHO's, IDS's, physician groups and networks and their MSO's, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, employer coalitions, and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's HNA architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over

2,000,000 members.   All Cerner  systems are designed to operate
on computers manufactured by Digital Equipment Corporation (''Digital''). In addition, many Cerner applications are avail-able on IBM's RISC System/6000 AIX (UNIX) platform. All HNA Millennium applications are designed to operate on either Digital or IBM platforms, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

      The Company's executive marketing management is located in its Kansas City, Missouri, headquarters, while its account representatives are deployed through regional offices across the United States. The Company, through subsidiaries, and joint ventures has offices and sales staff in Australia, Singapore and Saudi Arabia. The Company has a nonexclusive distribution agreement with Siemens Nixdorf by which its products are marketed, implemented and supported in Europe and elsewhere.
Cerner's consolidated revenues include foreign sales of $8,823,000, $15,874,000 and $16,272,000 for the 1995, 1996 and
1997 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company has developed a demonstration and presentation facility at its headquarters in Kansas City, Missouri, called the Cerner Vision Center. This facility enables the Company to actually demonstrate the processes automated through HNA and adapt the presentations to the clients' environments. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

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

Backlog
-------

       At January 3, 1998, Cerner had contract backlog of $198,274,000. Such backlog represents system sales from signed contracts which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At January 3, 1998, the Company had $70,608,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At January 3, 1998, Cerner had a software support and maintenance backlog of

$132,842,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months.

Competition
-----------

      The market for healthcare information systems is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system, the potential for enhancements and future compatible products, and technical resources. Many of the Company's competitors have greater financial, technical, product development and marketing resources than the Company, and some of these competitors offer products, such as financial, billing and collection systems, not offered by the Company. The past several years have been marked by consolidation among many of the Company's competitors. In addition, other companies with significant technological and other resources may enter the market in the Company competes.

Government Regulation
---------------------

      The healthcare industry is subject to extensive federal and state regulation governing, among other things, the addition of new services, certain capital expenditures and reimbursement. The effect of future legislation and regulation upon prospective clients is impossible to predict. In addition, the United States Food and Drug Administration (the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the 1976. Medical Device Amendments to the federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. To the extent that the other Company products are deemed by the FDA to be medical devices, the Company could be subject, depending on the product, to extensive requirements governing pre- and post-marketing conditions, such as device investigation, approval, labeling and manufacturing.

Item 2.  Properties

      The Company's offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space. As of January 3, 1998, the Company was using approximately 361,000 square feet and substantially all of the remainder was leased to tenants. The Company also leases office space for its branch offices in Atlanta, Boston, Dallas, Detroit, Los Angeles, Seattle and Washington D.C.

Item 3.  Legal Proceedings

      The Company is not involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
January 3, 1998.

Item 4A.  Executive Officers of the Company

      The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 30, 1998. Officers are elected annually and serve at the discretion of the board of directors.

Name                     Age     Positions
----                     ---     ----------

Neal L. Patterson         48     Chairman of the Board of Directors
                                 and Chief Executive Officer

Clifford W. Illig         47     President and Chief Operating Officer

Jeffrey C. Reene          43     Executive Vice President

Jack A. Newman, Jr.       50     Executive Vice President

Thomas C. Tinstman, M.D.  52     Senior Vice President

Alan D. Dietrich          35     Senior Vice President

Marc G. Naughton          43     Vice President and Chief Financial Officer

Jeffrey A. Townsend       34     Vice President

Stephen M. Goodrich       46     Vice President

Francois W. Sauer, M.D.   53     Chief Executive Officer of Cerner
                                 International

     Neal L. Patterson has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years.

      Clifford W. Illig has been a Director, President and  Chief
Operating Officer of the Company for more than five years.

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

     Thomas C. Tinstman, M.D. joined the Company in November 1995 as Senior Vice President and has been a Director of the Company since May 1989. Prior to joining the Company, Dr. Tinstman was Director of Medical Informatics with University of Texas Medical Branch in Galveston, Texas. Prior to that he was a physician in private practice with Internal Medicine Associates, P.C. in Omaha, Nebraska. From 1977 to January, 1994, Dr. Tinstman served as Associate Medical Director of Pulmonary Medical Services at Bishop Clarkson Memorial Hospital and as Medical Director of the Respiratory Therapy Department of Midland Hospital, both in Omaha, Nebraska. Dr. Tinstman has served as a director of Smith-Haynes Trust, Inc. since 1988.

      Alan D. Dietrich joined the Company in 1990 as Director  of
Business, Planning and Development. In January 1994 he was promoted to Senior Vice President.

      Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was elected Chief Financial Officer and in February 1996 he was promoted to Vice President. Prior to joining the Company, he spent nine years with The Marley Company, a multinational manufacturing company, in a variety of financial management positions.

      Jeffrey A. Townsend joined the Company in June 1985.  Since
that   time  he  has  held  several  positions  in  the   product
organization and was promoted to Vice President in February 1997.

      Stephen M. Goodrich joined the Company in October 1987 as a project leader in the product organization. In 1992 he was promoted to Vice President.

      Francois W. Sauer, M.D., joined the Company as Chief Executive Officer of Cerner International in July 1997. Prior to joining the Company, he was Director of Strategic Growth at Transquest, Inc. from April 1996 to April 1997. Prior to that he was a Managing Partner of the Enterprise Development Group in the Global Information Solution at AT&T, Inc. from October 1994 to April 1996. Prior April 1994 he was with Digital Equipment in several roles including Consultant and Practice Director.

PART II

Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters

     The Company's common stock trades on The Nasdaq Stock Market SM under the symbol CERN. The following table sets forth the high, low, and last sales prices for the fiscal quarters of 1997 and 1996 as reported by The Nasdaq National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.


                          1997                        1996
                -------------------------   ---------------------------

                 High      Low     Last      High      Low     Last
                 -----     ---     ----      ----      ---     -----
First quarter   16  1/4  13  1/4  13  1/4   26  1/8  18  1/8  23  1/4
Second quarter  22  1/8  11  7/8  21  3/8   25  1/4  19  3/4  21  3/8
Third quarter   32  7/8  20  3/4  25        21       11  3/4  15  5/8
Fourth quarter  30  1/2  20  1/4  22        15  1/2  10  3/4  15  31/64


     At February 6, 1998, there were approximately 1,300 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.


Item 6.  Selected Financial Data


                              ---------------------------------------------

                                 1997     1996     1995     1994     1993
                                 ----     ----     ----     ----     ----
(In thousands, except per
share data)

Statement of earnings data:
Revenues                      $ 245,057  189,107  186,901  155,917  120,572
Operating earnings               22,170   10,601   37,265   33,779   24,330
Earnings before income taxes     24,484   12,902   37,220   32,451   24,120
Net earnings                     15,148    8,251   22,521   19,501   14,558
Earnings per share:
 Basic                              .46      .25      .75      .71      .55
 Diluted                            .45      .25      .72      .66      .50

Weighted average shares
outstanding:
  Basic                          32,881   32,729   29,845   27,651   26,287
  Diluted                        33,668   33,620   31,448   29,762   29,158

Balance sheet data:
Working capital               $ 156,808  171,204  174,064   52,370   42,603
Total assets                    331,781  314,753  303,945  156,410  104,910
Long-term debt, net              30,026   30,000   30,104   30,235   10,354
Stockholders' equity            233,747  230,735  221,374   85,777   64,230


     In 1997, the Company retroactively adopted FAS No. 128,
"Earnings per Share", which revised the calculation and presentation of earnings per share. Previously reported earnings per share has been computed based upon the new accounting standard

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a more thorough understanding of management's analysis of results of operations and financial conditions, the following discussion should be read in conjunction with the Letter to Shareholders and the discussion of the Company's business operations.

Year Ended January 3, 1998, Compared to Year Ended December 28, 1996

Results of Operations - The Company's revenues increased 30% to $245,057,000 in 1997 from $189,107,000 in 1996. Net earnings increased 84% to $15,148,000 in 1997 from $8,251,000 in 1996.
Net earnings from the Company's foreign operations decreased to $2,389,000 in 1997 from $2,897,000 in 1996.

Revenues - In 1997, revenues increased due to an increase in system sales and support of installed systems. System sales increased 39% to $170,906,000 in 1997 from $122,836,000 in 1996.
This increase in system sales resulted primarily from an increase in installations under Health Network Architecture (HNA) contracts. HNA contracts were 57% of total systems sales in 1997, compared to 43% in 1996. The sale of additional hardware and software products to the installed client base decreased 8% in 1997 as compared to 1996.

Total sales to the installed base in 1997, including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 73% of total revenues in 1997 compared to 79% in 1996. The lower percentage was primarily due to the increase in system sales to new clients.

At January 3, 1998, the Company had $198,274,000 in contract backlog and $132,842,000 in support and maintenance backlog, compared to $110,330,000 in contract backlog and $107,255,000 in support and maintenance backlog at the end of 1996.

Support and maintenance revenues increased 20% in 1997 compared to 16% in 1996. This increase was due primarily to the increase in the Company's installed and converted client base. These revenues represented 28% of 1997 total revenues and 30% of 1996 total revenues.

Other revenues decreased 38% to $5,438,000 in 1997 from $8,841,000 in 1996. This decrease was due primarily to a decrease in real estate lease revenues from the rental to outside tenants, as the Company utilizes more office space, and the reporting of certain services revenue as system sales in 1997.

Cost of Revenues - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 29% of total revenues in 1997 and 31% of total revenues in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 34% in 1997 and 1996. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1997 and 1996 were $54,524,000 and $43,133,000, respectively. These amounts exclude amortization. Capitalized software costs were $18,373,000 and $13,240,000 for 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 is due to development of HNA Millennium products and development of community care products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% in 1997 and 10% in 1996.

Interest Income, Net - Net interest income was $2,314,000  in
1997 compared to $2,301,000 in 1996.

Income Taxes - The Company's effective tax rates were 38% and 36% for 1997 and 1996, respectively. The lower 1996 tax rate is due to the utilization of foreign net operating losses.

Year Ended December 28, 1996, Compared to Year Ended December 30, 1995

Results of Operations - The Company's revenues increased 1% to $189,107,000 in 1996, from $186,901,000 in 1995. Net earnings decreased 63% to $8,251,000 in 1996 from $22,521,000 in 1995.
Net earnings from the Company's foreign operations increased to $2,897,000 in 1996 from a loss of $1,867,000 in 1995.

Revenues - In 1996, revenues increased due to an increase in support of installed systems. System sales decreased 5% to $122,836,000 in 1996, from $129,917,000 in 1995. This decrease was primarily due to the Company's failure to achieve planned levels of new system bookings. New system bookings were adversely impacted by an overall lengthening of the time required by clients to finalize clinical information system acquisition decisions and increased competition exacerbated by the Company's transition to HNA Millennium (formerly known as HNA 500), its next-generation, three-tiered client-server application architecture. HNA contracts were 43% of total system sales in 1996, compared to 42% in 1995. The sale of additional hardware and software products to the installed client base increased 10% in 1996 as compared to 1995.

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

Other revenues increased 16% to $8,841,000 in 1996, from $7,633,000 in 1995. This increase was due primarily to services performed above contracted requirements for existing clients.

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

Income Taxes - The Company's effective tax rates were 36% and 39% for 1996 and 1995, respectively. The decrease in effective tax rates is due to the utilization of foreign net operating losses during 1996.

Quarterly Results

Quarterly Results - The Company's quarterly revenues and net earnings historically have been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects the fluctuation in quarterly financial results to continue.

Liquidity and Capital Resources

Liquidity and Capital Resources - The Company's liquidity position remains strong, with total cash and cash equivalents of $7,541,000 and short-term investments of $70,002,000 at the end of 1997 and working capital of $156,808,000, compared to cash and cash equivalents of $6,905,000 and short-term investments of $103,997,000 at the end of 1996, and working capital of $171,204,000. The decrease in working capital resulted primarily from the Company's purchase of 688,500 shares of its common stock for $15,103,000 during 1997.

The Company generated cash of $18,692,000, $28,262,000, and $15,359,000 from operations in 1997, 1996, and 1995, respectively. Cash flow from operations decreased in 1997, due primarily to an increase in receivables from record level-revenues, and increased in 1996, due primarily to improved collection of receivables.

Revenues provided under support and maintenance agreements of the Company represent recurring cash flows. Support and maintenance revenues increased 20%, 16%, and 19%, in 1997, 1996, and 1995, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company believes its present cash and short-term investment position, together with cash generated from operations and the current bank borrowing facility, will be sufficient to meet anticipated cash requirements.

Inflation - The effects of inflation were minimal on the Company's business.

New Accounting Pronouncements and Other - In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement expands disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows. The Company will adopt SFAS No. 130 during its first quarter of 1998. FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. This statement will have no impact on the Company.

The Company has considered the impact of Year 2000 issues on its internal computer systems and applications and developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the end of the first quarter of 1999. The Company currently believes that the costs to address these issues will not be material to the Company's consolidated financial statements. Such expenditures will be charged to expense as incurred.

The Company has considered the impact of Year 2000 issues on its clinical information system products. The current versions of these products are Year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data

           The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1998, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1998, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1998, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following sub captions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1998, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1998, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent Auditors' Report on Consolidated Financial
               Statements

               Consolidated Balance Sheets -
               January 3, 1998 and December 28, 1996

               Consolidated Statements of Earnings -
               Years Ended January 3, 1998, December 28, 1996 and
               December 30, 1995

               Consolidated Statements of Stockholders' Equity
               Years Ended January 3, 1998, December 28, 1996, and December 30, 1995

               Consolidated Statements of Cash Flows
               Years  Ended January 3, 1998, December 28, 1996
               and December 30, 1995

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               January 3, 1998 are included herein:

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

4(a) Rights Agreement, dated as of November 21, 1996, between Cerner Corporation ad UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase

          Preferred Stock, as Exhibit C (filed as Exhibit 4.1 to
          Registrant's curren report on Form 8-K dated November 21, 1996 and incorporated herein by reference.

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

10(c) Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr. and Thomas C. Tinstman, (filed as Exhibit 10(i) to Registrant's Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(d)     Indemnification  Agreement  between  Michael  E.
          Herman  and  Registrant (filed as Exhibit  10(i)(a)  to
          Registrant's Quarterly Report on Form 10-Q for the year
          ended   June  29,  1996  and  hereby  incorporated   by
          reference).*

10(e)     Indemnification  Agreement   between   John   C.
          Danforth, and Registrant (filed as Exhibit 10(i)(b)  to
          Registrant's Quarterly Report on Form 10-Q for the year
          ended   June  29,  1996  and  hereby  incorporated   by
          reference).*

10(f)     Indemnification  Agreement  between  Thomas   A.
          McDonnell and Registrant (filed as Exhibit 10(i)(c)  to
          Registrant's Quarterly Report on Form 10-Q for the year
          ended   June  29,  1996  and  hereby  incorporated   by
          reference).*

10(g)     Amended Stock Option Plan D of Registrant.*

10(h)     Stock Option Plan E of Registrant.*

10(i) Agreement for Cerner Corporation Consulting Services with Gerald E. Bisbee, Ph.D.*

10(j)     Cerner Performance Plan for Neal L. Patterson.*

10(k)     Cerner Performance Plan for Clifford W. Illig.*

10(l)     Cerner Performance Plan for Jeffrey C. Reene.*

10(m)     Cerner Performance Plan for Jack A. Newman, Jr.*

10(n)     Cerner Performance Plan for Thomas C. Tinstman, M.D.*

10(o)     Cerner Performance Plan for Alan D. Dietrich.*

10(p)     Cerner Performance Plan for Marc G. Naughton.*

10(q)     Cerner Performance Plan for Jeffrey A. Townsend.*

10(r)     Cerner Performance Plan for Stephen M. Goodrich.*

10(s)     Cerner Performance Plan for Francois W. Sauer, M.D.*

11        Computation of Registrant's Earnings  Per  Share.
          (Exhibit ommitted. Information contained in notes to consolidated financial statements.)

22        Subsidiaries of Registrant.

23        Consent of Independent Auditors.

27        Financial Data Schedule.


* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K

               None


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

                              CERNER CORPORATION


Dated:  March 31, 1998          By:/s/Neal L. Patterson
      -----------------            ---------------------
                                   Neal L. Patterson
                                   Chairman of the Board and
                                   Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                     Date
          -------------------                     ----


/s/ Neal L. Patterson                        March 31, 1998
------------------------------
Neal L. Patterson, Chairman of the Board
  and Chief Executive Officer (Principal Executive Officer)



/s/Clifford W. Illig                         March 31, 1998
------------------------------
Clifford W. Illig, President, Chief
  Operating Officer and Director



/s/Marc G. Naughton                          March 31, 1998
------------------------------
Marc G. Naughton, Vice President and
 Chief Financial Officer


/s/Michael E. Herman                         March 31, 1998
------------------------------
Michael E. Herman, Director



/s/Gerald E. Bisbee, Jr.                     March 31, 1998
------------------------------
Gerald E. Bisbee, Jr., Director



/s/Thomas C. Tinstman                        March 31, 1998
------------------------------
Thomas C. Tinstman, M.D., Director

/s/John C. Danforth                          March 31, 1998
------------------------------
John C. Danforth, Director



/s/Thomas A. McDonnell                       March 31, 1998
------------------------------
Thomas A. McDonnell, Director

Independent Auditors' Report



The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 1998 and December 28, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 3, 1998 and December 28, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1998 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Kansas City, Missouri
February 6, 1998



Management's Report
-----------------------------------------------------------------

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

Consolidated Balance Sheets
-------------------------------------------------------------
January 3, 1998 and December 28, 1998


                                                1997      1996
                                             ---------  -------
(Dollars in thousands)
Assets
  Current Assets:
  Cash and cash equivalents                  $   7,541    6,905
  Short-term investments                        70,002  103,997
  Receivables                                  125,516   96,238
  Inventory                                      1,743    1,616
  Prepaid expenses and other                     3,553    3,660
                                             ---------  -------

  Total current assets                         208,355  212,416

  Property and equipment, net                   65,724   60,047
  Software development costs, net               40,566   30,128
  Intangible assets, net                         6,402    3,973
  Noncurrent receivables                         2,290    3,637
  Other assets                                   8,444    4,552
                                             ---------  -------
                                             $ 331,781  314,753
                                             =========  =======

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                           $  11,330    9,346
  Current installments of long-term debt            35      104
  Advanced billings                              8,290    7,811
  Deferred income taxes                         18,245   13,654
  Accrued payroll and tax withholdings          11,610    6,755
  Other accrued expenses                         2,037    3,542
                                             ---------- --------

  Total current liabilities                     51,547   41,212

  Long-term debt, net                           30,026   30,000
  Deferred income taxes                         16,461   12,806

  Stockholders' Equity:
  Common stock, $.01 par value,
    150,000,000 shares authorized,
    33,816,829 shares issued in 1997
    and 33,403,727 shares in 1996                  338      334
  Additional paid-in capital                   148,074  144,941
  Retained earnings                            106,273   91,125
  Treasury stock, at cost (1,201,518
    shares in 1997 and 513,018 shares
    in 1996)                                   (20,796)  (5,693)
  Foreign currency translation adjustment         (142)      28
                                              --------- --------

  Total stockholders' equity                   233,747   230,735
                                             ---------  --------
  Commitments (Note 10)
                                             $ 331,781   314,753
                                             =========  ========


See notes to consolidated financial statements.

Consolidated Statements of Earnings
----------------------------------------------------------------------------
For the years ended January 3, 1998, December 28, 1996 and Decmeber 30, 1995


                                      1997      1996       1995
                                  -------------------------------
(In thousands, except per share data)
Revenues
  System sales                    $  170,906   122,836   129,917
  Support and maintenance             68,713    57,430    49,351
  Other                                5,438     8,841     7,633
                                  ----------   -------   -------

  Total revenues                     245,057   189,107   186,901
                                  ----------   -------   -------
Costs and expenses
  Cost of revenues                    71,943    58,892    52,270
  Sales and client service            83,788    65,005    49,889
  Software development                44,086    35,890    30,193
  General and administrative          23,070    18,719    17,284
                                  ----------   -------   -------

  Total costs and expenses           222,887   178,506   149,636
                                  ----------   -------   -------

Operating earnings                    22,170    10,601    37,265

  Interest income (expense), net       2,314     2,301       (45)
                                  ----------   -------   --------

Earnings before income taxes          24,484    12,902    37,220
  Income taxes                         9,336     4,651    14,699
                                  ----------   -------   --------

Net earnings                      $   15,148     8,251    22,521
                                  ==========   =======   ========


Basic earnings per share          $      .46       .25       .75
                                  ==========   =======   ========

Diluted earnings per share        $      .45       .25       .72
                                  ==========   =======   ========

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
----------------------------------------------------------------------------
For the years ended January 3, 1998, December 28, 1996 and December 30, 1995

                                                      Addi-                     Foregin
                                                     tional           Treasury  currency
                                       Common Stock  paid-in Retained   stock  translation
                                      Shares  Amount capital earnings   amount adjustment  Total
                                      -----------------------------------------------------------
(In thousands)

Balance at December 31, 1994           28,509 $ 285   30,807  60,353    (5,693)   25      85,777
Exercise of options                       777     8    1,484       -          -     -      1,492
Issuance of stock grants                    -     -       10       -          -     -         10
Common shares sold in public offering,
   net of issuance costs                3,716    37  108,250       -          -     -    108,287
Tax benefit from disqualifying
   dispositions of stock options            -     -    3,325       -          -     -      3,325
Foreign currency translation
   adjustment                               -     -        -       -          -  (38)        (38)
Net earnings                                -     -        -  22,521          -     -     22,521
                                       ----------------------------------------------------------
Balance at December 30, 1995           33,002   330  143,876  82,874    (5,693)  (13)    221,374
                                       ----------------------------------------------------------

Exercise of options                       402     4      805       -          -     -        809
Tax benefit from disqualifying
   dispositions of stock options            -     -      260       -          -     -        260
Foreign currency translation
   adjustment                               -     -        -       -          -   41          41
Net earnings                                -     -        -   8,251          -     -      8,251
                                       ----------------------------------------------------------
Balance at December 28, 1996           33,404   334  144,941  91,125    (5,693)   28     230,735
                                       ----------------------------------------------------------
Exercise of options                       311     3      978       -          -     -        981
Issuance of stock grants                    2     -       48       -          -     -         48
Issuance of restricted common stock       100     1    1,586       -          -     -      1,587
Tax benefit from disqualifying
   dispositions of stock options            -     -      521       -          -     -        521
Purchase of 688,500 shares of
   treasury stock                           -     -        -       -   (15,103)     -    (15,103)
Foreign currency translation
   adjustment                               -     -        -       -          - (170)       (170)
Net earnings                                -     -        -  15,148          -     -     15,148
                                       ----------------------------------------------------------
Balance at January 3, 1998             33,817 $ 338  148,074 106,273   (20,796) (142)    233,747
                                       ==========================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
For the years ended January 3, 1998, December 28, 1996 and December 30, 1995

                                                        1997     1996      1995
                                                    ----------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                        $  15,148    8,251    22,521
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                      18,075   15,498    12,218
    Issuance of stock as compensation                      48        -        10
    Equity in (income) losses of investee companies       864      (89)      (40)
    Provision for deferred income taxes                 8,246    2,894     7,796
    Tax benefit from disqualifying
      dispositions of stock options                       521      260     3,325
    Loss on disposal of capital equipment                 110       99        42
Changes in assets and liabilities:
    Receivables                                       (27,931)   2,376   (32,595)
    Inventory                                            (127)     630       (28)
    Prepaid expenses and other                         (2,075)    (340)   (2,193)
    Accounts payable                                    1,984   (5,586)    1,447
    Other current liabilities                           3,829    4,269     2,856
                                                     ----------------------------
Total adjustments                                       3,544   20,011    (7,162)
                                                     ----------------------------
Net cash provided by operating activities              18,692   28,262    15,359
                                                     ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital equipment                     (14,896) (14,962)  (10,620)
    Purchase of land, buildings, and improvements         (86)    (379)   (8,266)
    Investment in investee companies                   (4,500)  (1,650)      (30)
    Proceeds on disposal of capital equipment             212       33          -
    Capitalized software development costs            (18,373) (13,240)   (9,210)
                                                     ----------------------------
Net cash used in investing activities                 (37,643) (30,198)  (28,126)
                                                     ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                 -        -    6,745
    Repayment of long-term debt                          (116)    (130)   (6,906)
    Proceeds from public offering, net of expenses           -        -  108,287
    Proceeds from exercise of options                     981      809     1,492
    Purchase of treasury stock                        (15,103)        -         -
                                                    -----------------------------
Net cash provided by (used in) financing activities   (14,238)     679   109,618
                                                    -----------------------------
Foreign currency translation adjustment                  (170)      41       (38)
                                                    -----------------------------
Net increase (decrease) in cash, cash equivalents,
  and short-term investments                          (33,359)  (1,216)   96,813
Cash, cash equivalents, and short-term investments
  at beginning of year                                110,902  112,118    15,305
                                                    -----------------------------
Cash, cash equivalents, and short-term investments
  at end of year                                    $  77,543  110,902   112,118
                                                    =============================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                        $   2,473    2,517     2,607
    Income taxes, net of refund                         1,024      685     4,016

Noncash investing and financing activities:
    Acquisition of equipment through capital leases $      73        -         -
    Issuance of restricted common stock and grants      1,635        -        10

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1    Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Revenue Recognition - Revenues are derived primarily from the sale of clinical information systems. The Company also provides project implementation and consulting services. In addition, revenue is generated from servicing installed clinical information systems, which generally includes support of software and maintenance of hardware. The Company also derives revenue from the sale of computer hardware.

Clinical information system sales contracts are negotiated separately and generally include the licensing of the Company's clinical information system software, project-related services associated with the installation of the systems, and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the performance criteria set forth in the contracts. The Company recognizes revenue from sales of clinical information systems using a percentage-of-completion method based on meeting key milestone events over the term of the contracts in accordance with Statement of Position 97-2, "Software Revenue Recognition".

Revenue associated with project implementation and consulting services is recognized as the services are performed. Revenue from the licensing of additional software is recognized upon installation at the client's site. Revenue from the sale of computer hardware is recognized upon shipment. Revenue from ongoing software support and equipment maintenance is recognized as the services are rendered.

(c) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1997, ended January 3, 1998, consisted of 53 weeks, and fiscal years 1996 and 1995 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(d) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.
The Company is amortizing capitalized costs on a straight-line basis over five years. During 1997, 1996, and 1995, the Company capitalized $18,373,000, $13,240,000, and $9,210,000, respectively, of total software development costs of $54,524,000, $43,133,000, and $33,957,000, respectively. Amortization expense of capitalized software development costs in 1997, 1996, and 1995 was $7,935,000, $5,997,000, and $5,109,000,
respectively, and accumulated amortization was $32,895,000, $24,960,000, and $18,963,000, respectively.

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

(g) Earnings per Common Share - Prior to January 3, 1998 the Company computed earnings per share (EPS) in accordance with the provisions of Accounting Principles Board Opinion No. 15,
"Earnings per Share and related interpretations". As such, primary earnings per common share was based on the weighted average number of common shares outstanding, giving effect to common stock equivalents (stock options), if dilutive. On January 3, 1998 the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:


(in thousand, except per share data)

                                              1997                             1996                             1995
                              ---------------------------------------------------------------------------------------------------
                                                         Per-                             Per-                             Per-
                               Earnings      Shares     Share   Earnings      Shares     Share   Earnings      Shares     Share
                              (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                              ---------------------------------------------------------------------------------------------------
Basic earnings per share
Income available to
  common stockholders          $ 15,148      32,881      .46      8,251       32,729      .25     22,521       29,845       .75
                                                       =====                             ====                              ====

Effect of dilutive securities
Stock options                         -         787                   -          891                   -        1,603

Diluted earnings per share
Income available to
  common stockholders
                               ------------------------------------------------------------------------------------------------
  +assumed conversions         $ 15,148      33,668      .45      8,251       33,620      .25     22,521       31,448       .72
                               ================================================================================================



Options to purchase 1,149,000 shares of common stock at prices ranging from $21.50 to $31.00 per share were outstanding at the end of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(h) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was ($762,000), ($274,000), and $33,000 in 1997,
1996, and 1995, respectively.

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

(j) Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over eight years. Accumulated amortization was $2,733,000 and $1,862,000 at the end of 1997 and 1996, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

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

2    Cash and Investments


Cash, cash equivalents, and short-term investments consist of the following:

                                           1997      1996
                                        ------------------
                                          (In thousands)

Cash and cash equivalents               $  7,541     6,905
Repurchase agreements                        463       656
Variable rate securities                     500       500
Fixed rate securities                     69,039   101,991
Certificates of deposit                        -       850
                                        --------   -------
    Total cash, cash equivalents,
      and short-term investmenst        $ 77,543   110,902
                                        ========   =======

The Company classifies all of its debt investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the positive intent and ability to hold until maturity and are recorded at cost, adjusted for the amortization or accretion of premiums or discounts.

All cash equivalents and short-term investments held at January
3, 1998 mature within 90 days. The amortized cost of cash equivalents and short-term investments approximates fair value.

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



(In thousands)                  1997      1996
                            ---------------------
Current receivables:
Accounts receivable         $  54,908      47,762
Contracts receivable           70,608      48,476
                            ---------    --------
Total current receivables   $ 125,516      96,238
                            =========    ========


Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 1997 and 1996 are amounts due from healthcare providers located in foreign countries of $9,950,000 and $9,682,000, respectively. Consolidated revenues include foreign sales of $16,272,000, $15,874,000, and $8,823,000, during 1997,
1996, and 1995, respectively.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 1997 and 1996 the estimated allowance for uncollectible accounts was $1,490,000 and $1,121,000, respectively.

The fair value of the Company's noncurrent receivables is estimated to be $2,130,000, based on current interest rates offered to the Company for debt of the same maturities.

4    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:


(In thousands)                                    1997      1996
                                               ---------------------

Furniture and fixtures                          $  17,496     16,023
Computer and communications equipment              41,898     33,384
Marketing equipment                                 1,222      1,222
Leasehold improvements                             10,803      8,630
Capital lease equipment                               673        600
Land, buildings, and improvements                  29,669     29,593
                                                ---------   --------
                                                  101,761     89,452
Less accumulated depreciation and amortization     36,037     29,405
                                                ---------   --------

Total property and equipment, net               $  65,724     60,047
                                                =========   ========

5    Indebtedness

The Company has a loan agreement with two banks that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (8.5% at January 3, 1998) or LIBOR plus 1.75% (7.72% at January 3, 1998). The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At January 3, 1998, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/16% is payable quarterly on the unused portion of the revolving line of credit.

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

The Company also has an obligation under a capital lease agreement, which is secured by the related equipment, for $61,000
($104,000 at December 28, 1996) with interest at 8.5%, payable in monthly installments through September 1999.

The fair value of the Company's Senior Notes is estimated to be $30,960,000 based on the quoted market prices for similar issues offered to the Company for debt of the same remaining maturities.

6    Interest Income and Expense

A summary of interest income and expense is as follows:


(In thousands)                       1997      1996     1995
                                   ---------------------------
Interest income                    $  4,755    4,839    2,380
Interest expense                     (2,441)  (2,538)  (2,425)
                                   ---------  -------  -------
Interest income (expense), net     $  2,314    2,301      (45)
                                   =========  =======  =======


7    Stock Options

At January 3, 1998, the Company had four fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

Under Stock Option Plan C, the Company may grant to associates options to purchase up to 95,000 shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment. The Company has committed not to issue any more stock options under Stock Option Plan C.

Under Stock Option Plan D, the Company may grant to associates, directors, consultants, or advisors to the Company options to purchase up to 2,600,000 shares of common stock through January 1, 2000. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods up to 25 years.

Under Stock Option Plan E, the Company may grant to associates who are not officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934, consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

The Company has also granted 120,362 other non-qualified stock options under separate agreements to certain third parties.
These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to eight years.

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

A combined summary of the status of the Company's four fixed stock option plans and other stock options at the end of 1997, 1996, and 1995, and changes during these years ended is presented below:



                                               Weighted-           Weighted-             Weighted-
                                      Number    average    Number   average     Number    average
                                        of      exercise     of     exercise      of     exercise
Fixed Options                         shares     price     shares    price      shares     price
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year    3,196,072  $ 16.50   2,730,786  $ 15.95   2,369,286  $  4.26
Granted                             1,592,363    18.22     941,130    15.97   1,198,616    28.00
Exercised                            (310,531)    3.12    (401,754)    2.02    (776,916)    1.98
Forfeited                            (298,646)   17.50     (74,090)   12.52     (60,200)    2.70
-------------------------------------------------------------------------------------------------
Outstanding at end of year          4,179,258  $ 17.74   3,196,072  $ 16.50   2,730,786  $ 15.95
                                   ===========           ==========           ==========

Options exercisable at year-end       876,376              838,143              909,178


The following table summarizes information about fixed and other stock options outstanding at January 3, 1998.



               Options outstanding                                 Options exercisable
----------------------------------------------------------- ------------------------------
                              Weighted-
 Range of       Number         average         Weighted-       Number
 Exercise    Outstanding      Remaining         average      exercisable Weighted-average
  Prices     at 01/03/98  contractual life  exercise price  at 01/03/98 exercise price
----------------------------------------------------------- ------------------------------
$ 1.25-10.69      377,125      2.3 years    $  1.79           366,725     $  1.74
 11.13-15.00    1,860,462     21.7            14.55           202,825       13.68
 15.25-23.00      992,180     20.3            19.63           162,100       19.00
 23.19-31.00      949,491     21.4            28.34           144,726       28.62
               ----------                                   ---------
$ 1.25-31.00    4,179,258     19.6          $ 17.74           876,376     $ 12.14
               ==========                                   =========

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $10.99, $7.89 and $17.75, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:


                                      1997     1996    1995
                                   --------------------------
Expected years until exercise            8        8       8
Risk-free interest rate               6.2%     6.3%    6.3%
Expected stock volatility            56.9%    49.2%   49.2%
Expected dividend yield                 0%       0%      0%


Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees in the financial statements. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share on a diluted basis would have been reduced by approximately $3,965,000 or $.12 per share in 1997, approximately $3,023,000 or $.09 per share in 1996 and approximately $1,187,000 or $.04 per share in 1995.

Pro forma net earnings reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options' vesting period of ten years for these options. Compensation expense for options granted prior to January 1, 1995 is not considered.

8    Income Taxes

Income taxes for the years ended 1997, 1996, and 1995, consist of the following:


  (In thousands)                  1997    1996    1995
                                -------------------------
  Current:
  Federal                     $   916    1,403     6,272
  State                            80      136       798
  Foreign                          94      218      (167)
                                -----    -----    -------
  Total current                 1,090    1,757     6,903
                                -----    -----    -------
  Deferred:
  Federal                       7,338    2,553     6,850
  State                           908      341       946
                                -----    -----    -------
  Total deferred                8,246    2,894     7,796
                                -----    -----    -------

  Total income tax expense    $ 9,336    4,651    14,699
                                =====    =====    =======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 1997 and 1996 relate to the following:

                                             1997     1996
                                          -----------------
                                            (In thousands)
  Deferred tax assets
  Accrued expenses                       $   2,028    1,649
  Separate return net operating losses       1,577    1,200
  Other                                      2,190       37
                                           -------   ------
  Total deferred tax assets                  5,795    2,886
                                           -------   ------

  Deferred tax liabilities

  Software development costs               (15,205) (11,245)
  Contract and service revenue and costs   (23,316) (16,205)
  Depreciation and amortization             (1,577)  (1,208)
  Other                                       (403)    (688)
                                           -------- --------
  Total deferred tax liabilities           (40,501) (29,346)
                                           -------- --------
  Net deferred tax liability             $ (34,706) (26,460)
                                           ======== ========

The effective income tax rates for 1997, 1996, and 1995 were 38%, 36%, and 39%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

                                                1997     1996     1995
                                              --------------------------
                                                    (In thousands)
  Tax expense at statutory rates              $ 8,569    4,516    13,027
  State income tax, net of federal benefit        632      310     1,352
  Other, net                                      135     (175)      320
                                               ------    ------   ------
  Total income tax expense                    $ 9,336    4,651    14,699
                                               ======    ======   ======


Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1997, 1996, and 1995 benefits of $521,000, $260,000, and $3,325,000, respectively, are treated as increases to additional paid-in capital.

9    Associate Stock Purchase Retirement Plan

The Cerner Corporation Associate Stock Purchase Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to a maximum of $600 per participant. The Company's expense for the plan amounted to $761,000, $560,000, and $431,000 for 1997, 1996, and 1995, respectively.

10   Commitments

The Company is committed under operating leases for office space through December 2003. Rent expense for office and warehouse space for the Company's regional and international offices for 1997, 1996, and 1995 was $1,759,000, $1,580,000, and $1,192,000,
respectively. Lease expense for computer equipment was $0, $27,000, and $68,000 in 1997, 1996, and 1995, respectively.
Aggregate minimum future payments (in thousands) under these noncancelable leases are as follows:


               Years
               ---------------------
               1998          $ 1,768
               1999            1,067
               2000              581
               2001              264
               2002              264
               2003               66

11   Real Estate Lease Revenue

The Company leases space to unrelated parties in its Kansas City headquarters complex under noncancelable operating leases.
Included in other revenues is rental income of $1,694,000, $2,383,000, and $2,577,000 in 1997, 1996, and 1995, respectively.
Future minimum lease revenues (in thousands) under these noncancelable operating leases expiring through 2001 are as follows:


               Years
               -----------------------
               1998          $ 1,549
               1999            1,326
               2000            1,092
               2001              817



12   Stockholders' Equity

At the end of 1997 and 1996, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

13   Quarterly Results (unaudited)


Selected quarterly financial data for 1997 and 1996 is set forth below:

                               Earnings
                                before               Basic   Diluted
                                income     Net     earnings  earnings
                      Revenues  taxes    earnings  per share per share
                     -------------------------------------------------
(In thousands, except per share data)

1997 quarterly results:
March 29            $  51,129    3,123     1,936      .06        .06
June 28                63,320    5,478     3,324      .10        .10
September 27           60,777    7,203     4,445      .13        .13
January 3              69,831    8,680     5,443      .17        .16
----------------------------------------------------------------------

Total               $ 245,057   24,484    15,148      .46        .45
                     ========   ======    ======    =======    =======

1996 quarterly results:

March 30            $  52,582    6,956     4,222      .13        .13
June 29                46,709    2,828     1,689      .05        .05
September 28           43,401      914       770      .02        .02
December 28            46,415    2,204     1,570      .05        .05
----------------------------------------------------------------------

Total               $ 189,107   12,902     8,251      .25        .25
                      =======   ======     =====    =======    =======


In the fourth quarter of 1997, the Company retroactively adopted
FAS No.128, "Earnings per Share". Previously reported earnings per share has been computed based upon the new accounting standard.

                                                  Schedule II

                           Cerner Corporation
                    Valuation and Qualifying Accounts


                                             Additions
                                Balance at   Charged to
                                Beginning    Costs and                Balance at
     Description                of Period     Expenses  Deductions  End of Period
---------------------------------------------------------------------------------
For Year Ended December 28,1996

Doubtful Accounts               $ 1,109,018  $ 11,982   $       0   $ 1,121,000

Sales Allowances                $         0  $      0   $       0   $         0



                                              Additions
                                 Balance at   Charged to
                                 Beginning    Costs and               Balance at
     Description                 of Period     Expense   Deductions  End of Period
----------------------------------------------------------------------------------
For Year Ended January 3, 1998

Doubtful Accounts                $ 1,121,000  $ 369,000  $      0    $  1,490,000

Sales Allowances                 $         0  $       0  $      0    $          0



                Independent Auditors' Report
               on Financial Statement Schedule


The Board of Directors
Cerner Corporation:

Under date of February 6, 1998, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 1998 and December 28, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 3, 1998. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG Peat Marwick LLP

Kansas City, Missouri
February 6, 1998