Form 10-Q
period 1998-04-04
CERNER CORP /MO/
filed 1998-05-19
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 4, 1998
                                   -------------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to__________


              Commission File Number        0-15386
                                    ---------------------

                         CERNER CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Delaware                                   43-1196944
---------------------------                   -------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

                     Yes    X       No
                        -------       ------
      There were 32,713,885 shares of Common Stock, $.01 par value, outstanding at April 4, 1998.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.       Financial Information:

Item 1.       Financial Statements:

          Consolidated Balance Sheets as of April 4, 1998 and January 3, 1998 (unaudited)

          Consolidated Statements of Earnings for the three months ended April 4, 1998 and March 29, 1997 (unaudited)

          Consolidated Statements of Cash Flows
          for the three months ended April 4, 1998 and March 29, 1997 (unaudited)

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K

Part I.  Financial Information
Item 1. Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                     April 4,    January 3,
                                                       1998         1998
                                                  --------------------------
(In thousands)
Assets
  Current Assets:
  Cash and cash equivalents                      $     5,335   $     7,541
  Short-term investments                              56,864        70,002
  Receivables                                        137,828       125,516
  Inventory                                            1,885         1,743
  Prepaid expenses and other                           4,231         3,553
                                                  ----------    ----------
  Total current assets                               206,143       208,355

  Property and equipment, net                         67,866        65,724
  Software development costs, net                     43,651        40,566
  Intangible assets, net                               8,185         6,402
  Noncurrent receivables                               2,213         2,290
  Other assets                                         8,523         8,444
                                                  ----------    ----------
                                                 $   336,581   $   331,781
                                                  ==========    ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                               $    13,389   $    11,330
  Current installments of long-term debt                  43            35
  Advanced billings                                    8,000         8,290
  Deferred income taxes                               20,499        18,245
  Accrued payroll and tax withholdings                12,411        11,610
  Other accrued expenses                               2,645         2,037
                                                  ----------    ----------
  Total Current Liabilities                           56,987        51,547
                                                  ----------    ----------
  Long-term debt, net                                 30,022        30,026
  Deferred income taxes                               14,521        16,461

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 33,915,403 shares issued
     in 1998 and 33,816,829 issued in 1997               339           338
  Additional paid-in capital                         148,711       148,074
  Retained earnings                                  106,944       106,273
  Treasury stock, at cost (1,201,518
     shares in 1998 and 1997)                        (20,796)      (20,796)
  Accumulated other comprehensive income                (147)         (142)
                                                  -----------   -----------
     Total stockholders' equity                      235,051       233,747
                                                  -----------   -----------
                                                 $   336,581   $   331,781
                                                  ===========   ===========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)



                                                 Three Months Ended
                                                 April 4,   March 29,
                                               ----------------------
                                                  1998        1997
                                               ----------  ----------
(In thousands, except per share data)
Revenues:
  System sales                                $   53,373   $   34,075
  Support and maintenance                         18,012       15,724
  Other                                            2,289        1,330
                                               ---------    ---------
  Total revenues                                  73,674       51,129
                                               ---------    ---------
Costs and expenses:
  Cost of revenues                                22,072       15,147
  Sales and client service                        25,950       18,620
  Software development                            13,634        9,616
  General and administrative                       6,034        5,207
  Write-off of in-process
    research and development                       5,038           --
                                               ---------    ---------
  Total costs and expenses                        72,728       48,590

Operating earnings                                   946        2,539

  Interest income, net                               160          584
                                               ---------    ---------
Earnings before income taxes                       1,106        3,123
      Income Taxes                                   435        1,187
                                               ---------    ---------
Net earnings                                  $      671   $    1,936
                                               =========    =========

Basic earnings per share                      $     0.02   $     0.06
                                               =========    =========

Basic weighted average shares outstanding         32,669       32,916
                                               ---------    ---------

Diluted earnings per share                    $     0.02   $     0.06
                                               =========    =========

Diluted weighted average shares outstanding       33,352       33,480
                                               ---------    ---------

See Notes to consolidated financial statements

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                            Three Months Ended
                                              April 4, 1998
March 29,1997

(In thousands)
Cash flows from operating activities:
 Net earnings                                      $     671    $   1,936
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     5,915        4,084
     Issuance of stock as compensation                    --           16
     Write-off of acquired in-process
        research and development                       5,038           --
     Equity in losses of investee companies              151           --
     Provision for deferred income taxes              (1,940)          (1)
 Changes in assets and liabilities:
     Receivables                                     (12,148)      (2,108)
     Inventory                                          (142)         140
     Prepaid expenses and other                         (894)         431
     Accounts payable                                  1,917         (635)
     Accrued income taxes                              2,114        1,212
     Other accrued liabilities                           237          350
                                                    ---------    ---------
 Total adjustments                                       248        3,489
                                                    ---------    ---------
 Net cash provided by operating activities               919        5,425
                                                    ---------    ---------
Cash flows from investing activities:
     Purchase of capital equipment                    (4,012)      (2,664)
     Purchase of land, building and improvements          --          (17)
     Acquisition of business, net of cash acquired    (6,874)          --
     Investment in investee companies                   (250)          --
     Capitalized software development costs           (5,750)      (4,034)
                                                    ---------    ---------
 Net cash used in investing activities               (16,886)      (6,715)
                                                    ---------    ---------
Cash flows from financing activities:
     Repayment of long-term debt                         (10)         (34)
     Proceeds from exercise of options                   638          243
     Purchase of treasury stock                           --       (2,276)
                                                    ---------    ---------
 Net cash provided by (used in) financing activities     628       (2,067)
                                                    ---------    ---------
 Foreign currency translation adjustment                  (5)         (62)
                                                    ---------    ---------
 Net decrease in cash, cash equivalents,
   and short-term investments                        (15,344)      (3,419)

 Cash, cash equivalents, and short-term investments
   at beginning of period                             77,543      110,902
                                                    ---------    ---------
 Cash, cash equivalents, and short-term investments
   at end of period                                $  62,199    $ 107,483
                                                    =========    =========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Interim Statement Presentation & Accounting Policies

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 4, 1998 and January 3, 1998 and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 4, 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended April 4, 1998 and March 29, 1997, total Comprehensive Income, which includes foreign currency translation adjustments, amounted to $666,000 and $1,874,000, respectively.

(2) Earnings Per Share

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

(3)    Acquisition of Business

     On March 16, 1998, the Company purchased all of the outstanding common stock of Multum Information Systems, Inc., (Multum) for $6.9 million. Multum is a supplier to the healthcare industry of drug knowledge databases and intelligent software components that improve the quality and cost-effectiveness of medical care. The Company plans to incorporate Multum's drug information and expert dosing component into its Health Network Architecture Millennium solutions to enable Multum's expert knowledge to become executable within the process of care delivery.

     The acquisition has been accounted for using the purchase method of accounting with the operating results of Multum included in the Company's consolidated statement of earnings since the date of acquisition. $5 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and was treated as a one-time charge to earnings reducing after tax income for the quarter ended April 4, 1998 by $3.1 million or $.09 per share on a diluted basis.

     The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,581,000. The goodwill is being amortized straight-line over seven years.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended April 4, 1998 Compared to Three Months Ended March 29, 1997

     The Company's revenues increased 44% to $73,674,000 for the three-month period ended April 4, 1998 from $51,129,000 for the three-month period ended March 29, 1997. Net earnings decreased 65% to $671,000 in the 1998 period from $1,936,000 for the 1997 period. Excluding a one-time write-off of in-process research and development, net earnings would have increased 95% to $3,769,000, relative to the 1997 period.

     System sales revenues increased 57% to $53,373,000 for the three-month period ended April 4, 1998 from $34,075,000 for the corresponding period in 1997. The increase in system sales was due primarily to an increase in revenue from Health Network Architecture (HNA) contracts. HNA contracts were 60% of total system sales for the quarter ended April 4, 1998 compared to 35% for the prior year period. The revenue from the sale of additional hardware and software products to the installed client base increased 29% in the first quarter of 1998 over the same period in 1997.

     At April 4, 1998, the Company had $230,529,000 in contract backlog and $138,395,000 in support and maintenance backlog, compared to $132,405,000 in contract backlog and $117,867,000 in support and maintenance backlog at March 29, 1997.

    Support and maintenance revenues increased 15% to $18,012,000 during the first quarter of 1998 from $15,724,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues  increased 72% to $2,289,000  in  the  first quarter of 1998 from $1,330,000 in the same period of 1997.  This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 30% of total revenues in the first quarter of 1998 and 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 35% and 36% in the first quarter of 1998 and 1997, respectively. The increase in total sales and client service expenses to $25,950,000 in 1998 from $18,620,000 in 1997 was attributable to the cost of a larger field sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 1998 and 1997 were $16,720,000 and $11,709,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $5,750,000 and $4,034,000 for the first quarter of 1998 and 1997, respectively.

The increase in aggregate expenditures for software development in 1998 is due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 10% in the first quarter of 1998 and 1997, respectively. Total general and administrative expenses for the first quarter of 1998 and 1997 were $6,034,000 and $5,207,000, respectively.

     Write-off of in process research and development is a one-time expense resulting from the acquisition of Multum.

     Net interest income decreased 73% in the first quarter of 1998 than in the same period in 1997. This decrease is primarily due to a decrease in cash and cash equivalents.

     The Company's effective tax rates were 39% and 38% for the first quarter of 1998 and 1997, respectively.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

 Capital Resources and Liquidity
--------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $5,335,000 and short term investments of $56,864,000 at April 4, 1998 and working capital of $149,156,000. The Company generated net cash from operations of $919,000 and $5,425,000 during the three month periods ended April 4, 1998 and March 29, 1997, respectively. The decrease in net cash from operations is due primarily to an increase in receivables from record revenues. The Company acquired Multum on March 16, 1998 for $6.9 million. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of April 4, 1998.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's support and maintenance backlog at April 4, 1998 was $138,395,000, representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.

Part II.  Other Information
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits

          Exhibit 11     Computation of Earnings Per Share

          Exhibit 27(a)  Financial Data Schedule

	    Exhibit 27(b)  Financial Data Schedule restated for March 29, 1998

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended April 4, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



May 19, 1998                          By:\s\Marc G.Naughton
------------                             ------------------
   Date                               Marc G. Naughton
                                      Chief Financial Officer