Form 10-Q
period 1998-07-04
CERNER CORP /MO/
filed 1998-08-10
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    July 4, 1998
                                    ------------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to  _________


              Commission File Number        0-15386
                                    ------------------------

                          CERNER CORPORATION
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


          Delaware                                        43-1196944
---------------------------                            ----------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


                            2800 Rockcreek Parkway
                         Kansas City, Missouri  64117
                                (816) 221-1024
          ----------------------------------------------------------
         (Address of Principal Executive Offices, including zip code;
             registrant's telephone number, including area code)


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

      There were 32,756,676 shares of Common Stock, $.01 par value, outstanding at July 4, 1998.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.       Financial Information:

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of July 4, 1998
              and January 3, 1998 (unaudited)			                 		1

              Consolidated Statements of Earnings for the
              three months and six months ended July 4, 1998
              and June 28, 1997 (unaudited)			                   		2

              Consolidated Statements of Cash Flows
              for the six months ended July 4, 1998
              and June 28, 1997 (unaudited)				                   	3

              Notes to Consolidated Financial Statements			        4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations			     5

Part II.      Other Information:

Item 4.       Submission of Matters to a Vote of Security Holders		8

Item 5.       Other Information							                             8

Item 6.       Exhibits and Reports on Form 8-K					                8

Part I.  Financial Information
Item 1.   Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                      July 4,     January 3,
                                                       1998         1998
                                                   -------------------------
(In thousands)
Assets
  Current Assets:
  Cash and cash equivalents                       $    19,936   $     7,541
  Short-term investments                               32,086        70,002
  Receivables                                         149,243       125,516
  Inventory                                             1,868         1,743
  Prepaid expenses and other                            4,446         3,553
                                                   -----------   -----------
  Total current assets                                207,579       208,355

  Property and equipment, net                          69,209        65,724
  Software development costs, net                      47,105        40,566
  Intangible assets, net                                8,568         6,402
  Noncurrent receivables                                2,046         2,290
  Other assets                                          8,694         8,444
                                                   -----------   -----------

                                                  $   343,201   $   331,781
                                                   ===========   ===========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                $    10,621   $    11,330
  Current installments of long-term debt                   43            35
  Advanced billings                                     7,239         8,290
  Accrued income taxes                                 21,110        18,245
  Accrued payroll and tax withholdings                 13,624        11,610
  Other accrued expenses                                2,805         2,037
                                                   -----------   -----------
  Total Current Liabilities                            55,442        51,547
                                                   -----------   -----------

  Long-term debt, net                                  30,010        30,026
  Deferred income taxes                                17,021        16,461

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 33,958,194 shares issued
     in 1998 and 33,816,829 issued in 1997                340           338
  Additional paid-in capital                          149,168       148,074
  Retained earnings                                   112,313       106,273
  Treasury stock, at cost (1,201,518 shares)          (20,796)      (20,796)
  Accumulated other comprehensive income                 (297)         (142)
                                                   -----------   -----------

  Total stockholders' equity                          240,728       233,747
                                                   -----------   -----------

                                                  $   343,201   $   331,781
                                                   ===========   ===========

See notes to consolidated financial statements.


                             CERNER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                        (UNAUDITED)


                                  Three Months Ended     Six Months Ended
                                -------------------------------------------
                                  July 4,    June 28,   July 4,   June 28,
                                -------------------------------------------

(In thousands, except per share data)

                                   1998        1997      1998         1997
                                ---------   --------   --------    --------
Revenues:
   System sales                $  58,219   $  44,792  $ 111,592   $  78,867
   Support and maintenance        18,709      16,999     36,721      32,724
   Other                           2,224       1,529      4,513       2,858
                                ---------   --------   --------    --------

   Total revenues                 79,152      63,320    152,826     114,449
                                ---------   --------   --------    --------

Costs and expenses:
   Cost of revenues               21,237      21,879     43,309      37,026
   Sales and client service       28,110      20,435     54,060      39,054
   Software development           14,520      10,600     28,154      20,217
   General and administrative      6,475       5,502     12,509      10,709
   Write-off of in process
     research and development         --          --      5,038          --
                                ---------   --------   --------    --------

   Total costs and expenses       70,342      58,416    143,070     107,006
                                ---------   --------   --------    --------

Operating earnings                 8,810       4,904      9,756       7,443

Interest income (expense), net       (84)        574         76       1,158
                                ---------   --------   --------    --------

Earnings before income taxes       8,726       5,478      9,832       8,601
   Income Taxes                    3,357       2,154      3,792       3,341
                                ---------   --------   --------    --------

Net earnings                   $   5,369   $   3,324  $   6,040   $   5,260
                                =========   ========   ========    ========

Basic Earnings per share       $     .16   $     .10  $     .18   $     .16
                                =========   ========   ========    ========
Basic Weighted average
  shares outstanding              32,741      32,908     32,705      32,912
                                ---------   --------   --------    --------

Diluted Earnings per share     $     .16   $     .10  $     .18   $     .16
                                =========   ========   ========    ========
Diluted Weighted average
  shares outstanding              33,661      33,497     33,497      33,546
                                ---------   --------   --------    --------

See notes to consolidated financial statements.

                         CERNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                                            Six Months Ended
                                                          --------------------
                                                           July 4,   June 28,
                                                          --------------------

                                                            1998       1997
                                                          --------   ---------
(In thousands)
Cash flows from operating activities:
   Net earnings                                          $   6,040  $   5,260
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         11,970      8,704
      Issuance of stock as compensation                         --         16
      Write-off of acquired in-process
        research and development                             5,038         --
      Provision for deferred income taxes                    3,285         --
	Equity in losses of investee companies		         488         --
      Loss on disposal of capital equipment                    147         --
Changes in assets and liabilities:
      Receivables                                          (23,396)    (8,750)
      Inventory                                               (125)      (179)
      Prepaid expenses and other                            (2,140)    	 (457)
      Accounts payable                                        (851)     6,229
      Accrued income taxes                                      --      3,344
      Other accrued liabilities                                850        489
                                                          ---------  ---------
      Total adjustments                                     (4,734)     9,396
                                                          ---------  ---------
        Net cash provided by operating activities            1,306     14,656
                                                          ---------  ---------

Cash flows from investing activities:
     Purchase of capital equipment                          (8,443)    (9,195)
     Acquisition of business                                (6,874)        --
     Investment  of investee companies                        (567)    (4,500)
     Capitalized software development costs                (11,862)    (8,746)
                                                          ---------  ---------
        Net cash used in investing activities              (27,746)   (22,441)
                                                          ---------  ---------
Cash flows from financing activities:
     Repayment of long-term debt                               (22)       (68)
     Proceeds from exercise of options                       1,096        448
     Purchase of treasury stock                                 --     (2,900)
                                                          ---------  ---------
        Net cash provided by(used in)financing activities    1,074     (2,520)
                                                          ---------  ---------
Foreign currency translation adjustment                       (155)      (109)
                                                          ---------  ---------
Net decrease in cash, cash equivalents, and
       short-term investments                              (25,521)   (10,414)

Cash, cash equivalents, and short-term
       investments at beginning of period                   77,543    110,902
                                                          ---------  ---------
Cash, cash equivalents, and short-term
       investments at end of period                      $  52,022  $ 100,488
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 4, 1998 and January 3, 1998 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 4, 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the six months ended July 4, 1998 and June 28, 1997, total Comprehensive Income, which includes foreign currency translation adjustments, amounted to $5,885,000 and $5,151,000, respectively.

(2) Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(3)  Acquisition of Business

     On March 16, 1998, the Company purchased all of the outstanding common stock of Multum Information Systems, Inc., (Multum) for $6.9 million. Multum is a supplier to the healthcare industry of drug knowledge databases and intelligent software components that improve the quality and cost-effectiveness of medical care. The Company plan to incorporate Multum's drug information and expert dosing component into its Health Network Architecture Millennium solutions to enable Multum's expert knowledge to become executable within the process of care delivery.

     The acquisition has been accounted for using the purchase method of accounting with the operating results of Multum included in the Company's consolidated statement of earnings since the date of acquisition. Five million dollars of the purchase price was allocated to in-process research and development that had not reached technological feasibility and was treated as a one-time charge to earnings reducing after tax income for the six month period ended July 4, 1998 by $3.1 million or $.09 per share on a diluted basis.

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

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended July 4, 1998 Compared to Three Months Ended June 28, 1997

     The Company's revenues increased 25% to $79,152,000 for the three-month period ended July 4, 1998 from $63,320,000 for the three-month period ended June 28, 1997. Net earnings increased 62% to $5,369,000 in the 1998 period from $3,324,000 for the 1997 period.

     System  sales revenues increased 30% to $58,219,000 for  the three-month period ended July 4, 1998 from $44,792,000 for the corresponding period in 1997. The increase in system sales was due primarily to an increase in revenue from Health Network Architecture (HNA) contracts. HNA contracts were 63% of total system sales for the quarter ended July 4, 1998 compared to 60% for the prior year period. The revenue from the sale of additional hardware and software products to the installed client base increased 20% in the second quarter of 1998 over the same period in 1997.

     At July 4, 1998, the Company had $266,765,000 in contract backlog and $144,360,000 in support and maintenance backlog, compared to $153,532,000 in contract backlog and $122,353,000 in support and maintenance backlog at June 28, 1997.

    Support and maintenance revenues increased 10% to $18,709,000 during the second quarter of 1998 from $16,999,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues increased 45% to $2,224,000  in  the  second quarter of 1998 from $1,529,000 in the same period of 1997.  This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 27% of total revenues in the second quarter of 1998 and 35% of total revenues in the comparable period in 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 32% in the second quarter of 1998 and 1997, respectively. The increase in total sales and client service expenses to $28,110,000 in 1998 from $20,435,000 in 1997 was attributable to the cost of a larger regional sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1998 and 1997 were $17,973,000 and $13,326,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $6,112,000 and $4,712,000 for the second quarter of 1998 and 1997, respectively. The increase in aggregate expenditures for software development in 1998 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 9% in the second quarter of 1998 and 1997, respectively. Total general and administrative expenses for the second quarter of 1998 and 1997 were $6,475,000 and $5,502,000, respectively.

     Net interest income (expense) was ($84,000) in the second quarter of 1998 compared to $574,000 for the same period in 1997.
This decrease is primarily due to a decrease in invested cash.

     The Company's effective tax rates were 38% and 39% for the second quarter of 1998 and 1997, respectively.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Six Months Ended July 4, 1998 Compared to Six Months Ended June 28, 1997

     The Company's revenues increased 34% to $152,826,000 for the six-month period ended July 4, 1998 from $114,449,000 for the six-month period ended June 28, 1997. Net earnings increased 15% to $6,040,000 in the 1998 period from $5,260,000 for the 1997
period.   Excluding  a one-time write-off of in-process  research
and development, net earnings would have increased 74% to $9,138,000, relative to the 1997 period.

     System sales revenues increased 41% to $111,592,000 for the six-month period ended July 4, 1998 from $78,867,000 for the corresponding period in 1997. The increase in system sales was due primarily to an increase in revenue from Health Network Architecture (HNA) contracts. HNA contracts were 45% of total system sales for the six-month period ended July 4, 1998 compared to 36% for the prior year period. The revenue from the sale of additional hardware and software products to the installed client base increased 25% in the first six-months of 1998 over the same period in 1997.

     At July 4, 1998, the Company had $266,765,000 in contract backlog and $144,360,000 in support and maintenance backlog, compared to $153,532,000 in contract backlog and $122,353,000 in support and maintenance backlog at June 28, 1997.

    Support and maintenance revenues increased 12% to $36,721,000 during the first six months of 1998 from $32,724,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased 58% to $4,513,000 in the first  six
months of 1998 from $2,858,000 in the same period of 1997.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 28% of total revenues in the first six months of 1998 and 32% of total revenues in the comparable period in 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 35% and 34% in the first six months of 1998 and 1997, respectively. The increase in total sales and client service expenses to $54,060,000 in 1998 from $39,054,000 in 1997 was attributable to the cost of a larger regional sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1998 and 1997 were $34,693,000 and $25,035,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $11,862,000 and $8,746,000 for the first six months of 1998 and 1997,
respectively.    The  increase  in  aggregate
expenditures for software development in 1998 was due to develop-ment of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 9% in the first six months of 1998 and 1997, respectively. Total general and administrative expenses for the first six months of 1998 and 1997 were $12,509,000 and $10,709,000, respectively.

     Write-off of in process research and development is a one-time expense resulting from the acquisition of Multum.

     Net interest income decreased 93% in the first six months of
1998  compared  to  the same period in 1997.   This  decrease  is
primarily   due  to  a  decrease  in  invested  cash   and   cash
equivalents.

     The Company's effective tax rate was 39% for the first six months of 1998 and 1997.


Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $19,936,000 and short term investments of $32,086,000 at July 4, 1998 and working capital of $152,137,000. The Company generated net cash from operations of $1,306,000 and $14,656,000 during the six month periods ended July 4, 1998 and June 28, 1997, respectively. The decrease in net cash from operations is due to the increase in receivables from record revenues. The Company acquired Multum on March 16, 1998 for $6.9 million. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of July 4, 1998.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at July 4, 1998 included $144,360,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

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

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

At the Company's annual shareholders meeting held on May 22, 1998, Dr. Gerald E. Bisbee, Jr. and Michael E. Herman were reelected as Class III Directors, for a three year term expiring at the 2001 annual meeting of shareholders. Neal L. Patterson, Clifford W. Illig, John C. Danforth,Thomas C. Tinstman, M.D. and Thomas A. McDonnell continued as directors after the meeting.


                                                        Abstention and Broker
                                 For        Withheld          Non-Votes
                             ----------     --------    ---------------------
Dr. Gerald E. Bisbee, Jr.    31,915,185         0                 786,812
Michael E. Herman            32,114,675         0                 587,322


The shareholders approved the amendment to increase the common shares available in Stock Option Plan D of the Company from 2,600,000 to 4,600,000. Shares voted in favor were 16,131,353, shares against 9,399,432 and 7,171,211 shares abstained or were broker non-votes.

The shareholders also ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending January
2, 1999. Shares voted in favor were 32,418,524, shares against 252,660 and 30,813 shares abstained or were broker non-votes 30,813.


Item 5.   Other Information.
          -----------------



Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

    (a)   Exhibits

          Exhibit 10	  Amended Stock Option Plan D

          Exhibit 11      Computation of Earnings Per Share

          Exhibit 27      Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended July 4, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



August 7, 1998                        By: /s/ Marc G. Naughton
--------------                           ---------------------
Date                                     Marc G. Naughton
                                         Chief Financial Officer