Form 10-Q
period 1998-10-03
CERNER CORP /MO/
filed 1998-11-17
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    October 3, 1998
                                    ---------------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to___________


              Commission File Number        0-15386
                                     ---------------------

                                CERNER CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       43-1196944
----------------------------                           --------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


                             2800 Rockcreek Parkway
                          Kansas City, Missouri  64117
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

      There were 32,787,504 shares of Common Stock, $.01 par value, outstanding at October 3, 1998.

                     CERNER CORPORATION AND SUBSIDIARIES
                     -----------------------------------

                                  I N D E X
                                  ---------



Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of October 3, 1998
          and January 3, 1998 (unaudited)                             1

          Consolidated Statements of Earnings for the
          three months and nine months ended October 3, 1998
          and September 27, 1997 (unaudited)                          2

          Consolidated Statements of Cash Flows
          for the nine months ended October 3, 1998
          and September 27, 1997 (unaudited)                          3

          Notes to Consolidated Financial Statements                  4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               5

Part II.  Other Information:

Item 5.   Other Information                                           9

Item 6.   Exhibits and Reports on Form 8-K                            9

Part I.  Financial Information
Item 1.   Financial Statements


               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                  October 3,   January 3,
                                                    1998         1998
                                                 ------------------------
     (In thousands)
Assets
  Current Assets:
  Cash and cash equivalents                     $   16,708    $    7,541
  Short-term investments                            26,885        70,002
  Receivables                                      156,700       125,516
  Inventory                                          2,128         1,743
  Prepaid expenses and other                         4,589         3,553
                                                 ----------    ----------
  Total current assets                             207,010       208,355

  Property and equipment, net                       71,308        65,724
  Software development costs, net                   50,816        40,566
  Intangible assets, net                             9,189         6,402
  Noncurrent receivables                             1,885         2,290
  Other assets                                       8,110         8,444
                                                 ----------    ----------
                                                $  348,318    $  331,781
                                                 ==========    ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                              $    7,754    $   11,330
  Current installments of long-term debt                43            35
  Advanced billings                                  3,378         8,290
  Accrued income taxes                              25,303        18,245
  Accrued payroll and tax withholdings              13,559        11,610
  Other accrued expenses                             2,408         2,037
                                                 ----------    ----------
  Total current liabilities                         52,445        51,547
                                                 ----------    ----------

  Long-term debt, net                               29,995        30,026
  Deferred income taxes                             18,521        16,461

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 33,989,022 shares issued
     in 1998 and 33,816,829 issued in 1997             340           338
  Additional paid-in capital                       149,537       148,074
  Retained earnings                                118,661       106,273
  Treasury stock, at cost (1,201,518 shares)       (20,796)      (20,796)
  Accumulated other comprehensive income              (385)         (142)
                                                 ----------    ----------
  Total stockholders' equity                       247,357       233,747
                                                 ----------    ----------
                                                $  348,318    $  331,781
                                                 ==========    ==========

See notes to consolidated financial statements.


                        CERNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                Three Months Ended     Nine Months Ended
                                             -------------------------------------------------
                                             October 3, September 27, October 3, September 27,
                                             -------------------------------------------------
(In thousands, except per share data)

                                                 1998        1997        1998        1997
                                               --------    --------    --------    --------
Revenues:
  System sales                                $  60,395   $  42,500   $ 171,987   $ 121,367
  Support and maintenance                        19,998      17,167      56,719      49,890
  Other                                           2,439       1,110       6,952       3,969
                                               ---------   --------    ---------   --------
  Total revenues                                 82,832      60,777     235,658     175,226
                                               ---------   --------    ---------   --------
Costs and expenses:
  Cost of revenues                               20,175      15,835      63,484      52,861
  Sales and client service                       30,172      20,743      84,231      59,798
  Software development                           15,611      12,034      43,820      32,250
  General and administrative                      6,544       5,508      18,999      16,216
  Write-off of in process
     research and development                        --          --       5,038          --
                                               ---------   --------    ---------   --------
  Total costs and expenses                       72,502      54,120     215,572     161,125
                                               ---------   --------    ---------   --------
Operating earnings                               10,330       6,657      20,086      14,101

Interest income (expense), net                     (145)        546         (69)      1,704
                                               ---------   --------    ---------   --------
Earnings before income taxes                     10,185       7,203      20,017      15,805
   Income Taxes                                   3,837       2,758       7,629       6,099
                                               ---------   --------    ---------   --------
Net earnings                                  $   6,348   $   4,445   $  12,388   $   9,706
                                               =========   ========    =========   ========
Basic Earnings per share                      $    0.19   $    0.13   $    0.38   $    0.30
                                               =========   ========    =========   ========
Basic Weighted average shares outstanding        32,771      32,951      32,727      32,825
                                               ---------   --------    ---------   --------
Diluted Earnings per share                    $    0.19   $    0.13   $    0.37   $    0.29
                                               =========   ========    =========   ========
Diluted Weighted average shares outstanding      33,740      34,507      33,575      33,923
                                               ---------   --------    ---------   --------


See notes to consolidated financial statements.



                             CERNER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                               Nine Months Ended
                                                           ---------------------------
                                                           October 3,    September 27,
                                                           ---------------------------
                                                              1998            1997
                                                           -----------      ----------
(In thousands)
Cash flows from operating activities:
   Net earnings                                            $  12,388      $   9,706
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
     Depreciation and amortization                            18,489         13,391
     Issuance of stock as compensation                            --             16
     Write-off of acquired in-process
       research and development                                5,038             --
     Equity in losses of investee companies                    1,027            375
     Provision for deferred income taxes                       8,978             --
     Loss on disposal of capital equipment                       195             --
   Changes in assets and liabilities:
     Receivables                                             (30,692)        (9,318)
     Inventory                                                  (385)          (399)
     Prepaid expenses and other                               (3,260)        (1,090)
     Accounts payable                                         (3,717)        (1,565)
     Accrued income taxes                                         --          5,860
     Other accrued liabilities                                (3,475)           695
                                                             --------       --------
     Total adjustments                                        (7,802)         7,965
                                                             --------       --------
       Net cash provided by operating activities               4,586         17,671
                                                             --------       --------
Cash flows from investing activities:
     Purchase of capital equipment                           (13,796)       (11,345)
     Acquisition of business                                  (6,874)            --
     Investment  of investee companies                          (817)        (4,500)
     Capitalized software development costs                  (18,235)       (13,098)
                                                             --------       --------
       Net cash used in investing activities                 (39,722)       (28,943)
                                                             --------       --------
Cash flows from financing activities:
     Repayment of long-term debt                                 (36)          (104)
     Proceeds from exercise of options                         1,465            890
     Purchase of treasury stock                                   --         (2,900)
                                                             --------       --------
       Net cash provided by (used in) financing activities     1,429         (2,114)
                                                             --------       --------
Foreign currency translation adjustment                         (243)          (112)
                                                             --------       --------
Net decrease in cash, cash equivalents, and
       short-term investments                                (33,950)       (13,498)

Cash, cash equivalents, and short-term investments
       at beginning of period                                 77,543        110,902
                                                             --------       --------
Cash, cash equivalents, and short-term investments
       at end of period                                     $ 43,593      $  97,404
                                                             ========      =========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 3, 1998 and January 3, 1998 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 4, 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the nine months ended October 3, 1998 and September 27, 1997, total Comprehensive Income, which includes foreign currency translation adjustments, amounted to $12,145,000 and $9,594,000, respectively.

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

     The acquisition has been accounted for using the purchase method of accounting with the operating results of Multum included in the Company's consolidated statement of earnings since the date of acquisition. Five million dollars of the purchase price was allocated to in-process research and development that had not reached technological feasibility and was treated as a one-time charge to earnings reducing after tax income for the nine month period ended October 3, 1998 by $3.1 million or $.09 per share on a diluted basis.

     The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,581,000. The goodwill is being amortized straight-line over seven years.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Results of Operations
---------------------

Three Months Ended October 3, 1998 Compared to Three Months Ended
September 27, 1997

     The Company's revenues increased 36% to $82,832,000 for the three-month period ended October 3, 1998 from $60,777,000 for the three-month period ended September 27, 1997. Net earnings increased 43% to $6,348,000 in the 1998 period from $4,445,000 for the 1997 period.

     System sales revenues increased 42% to $60,395,000 for the three-month period ended October 3, 1998 from $42,500,000 for the corresponding period in 1997. The increase in the system sales revenue is due to an increase in revenue from HNA (Health Network Architecture) contracts and increased revenue from stand-alone contracts. The revenue from the sale of additional hardware and software products to the installed client base increased 37% in the third quarter of 1998 over the same period in 1997.

     At October 3, 1998, the Company had $272,277,000 in contract backlog and $146,328,000 in support and maintenance backlog, compared to $171,156,000 in contract backlog and $128,194,000 in support and maintenance backlog at September 27, 1997.

    Support and maintenance revenues increased 16% to $19,998,000 during the third quarter of 1998 from $17,167,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other  revenues increased 120% to $2,439,000  in  the  third quarter of 1998 from $1,110,000 in the same period of 1997.  This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 24% of total revenues in the third quarter of 1998 and 26% of total revenues in the comparable period in 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 34% in the third quarter of 1998 and 1997, respectively. The increase in total sales and client service expenses to $30,172,000 in 1998 from $20,743,000 in 1997 was attributable to the cost of a larger regional sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 1998 and 1997 were $19,322,000 and $14,462,000, respectively. These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $6,373,000 and $4,352,000 for the third quarter of 1998 and 1997, respectively. The increase in aggregate expenditures for software development in 1998 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 9% in the third quarter of 1998 and 1997, respectively. Total general and administrative expenses for the third quarter of 1998 and 1997 were $6,544,000 and $5,508,000, respectively.

     Net interest income (expense) was ($145,000) in the third quarter of 1998 compared to $546,000 for the same period in 1997.
This decrease is primarily due to a decrease in invested cash.

     The Company's effective tax rate was 38% for the third quarter of 1998 and 1997.

     The Company's quarterly revenues and net earnings have historically been variable and cyclical. The variability is attributable primarily to the number and size of project milestone events in any fiscal quarter. The Company expects fluctuations in quarterly results to continue.

Nine  Months Ended October 3, 1998 Compared to Nine Months  Ended
September 27, 1997

     The Company's revenues increased 34% to $235,658,000 for the nine-month period ended October 3, 1998 from $175,226,000 for the nine-month period ended September 27, 1997. Net earnings increased 28% to $12,388,000 in the 1998 period from $9,706,000 for the 1997 period. Excluding a one-time write-off of in-process research and development, net earnings would have increased 60% to $15,486,000, relative to the 1997 period.

     System sales revenues increased 42% to $171,987,000 for the nine-month period ended October 3, 1998 from $121,367,000 for the corresponding period in 1997. The increase in the system sales revenue is due to an increase in revenue from HNA (Health Network Architecture) contracts and an increase in revenue from stand-alone contracts. The revenue from the sale of additional hardware and software products to the installed client base increased 28% in the first nine-months of 1998 over the same period in 1997.

     At October 3, 1998, the Company had $272,277,000 in contract backlog and $146,328,000 in support and maintenance backlog, compared to $171,156,000 in contract backlog and $128,194,000 in support and maintenance backlog at September 27, 1997.

    Support and maintenance revenues increased 14% to $56,719,000 during the first nine months of 1998 from $49,890,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed and converted client base.

     Other revenues increased 75% to $6,952,000 in the first nine
months of 1998 from $3,969,000 in the same period of 1997.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

     The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 27% of total revenues in the first nine months of 1998 and 30% of total revenues in the comparable period in 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 36% and 34% in the first nine months of 1998 and 1997, respectively. The increase in total sales and client service expenses to $84,231,000 in 1998 from $59,798,000 in 1997 was attributable to the cost of a larger regional sales and services organization and marketing of new products.

    Software development expenses include salaries, documentation and other direct expenses incurred in product development, as well as amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 1998 and 1997 were $54,070,000 and $39,496,000, respectively.
These amounts exclude amortization of previously capitalized expenditures. Capitalized software costs were $18,235,000 and $13,098,000 for the first nine months of 1998 and 1997, respectively. The increase in aggregate expenditures for software development in 1998 was due to development of HNA Millennium products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% and 9% in the first nine months of 1998 and 1997, respectively. Total general and administrative expenses for the first nine months of 1998 and 1997 were $18,999,000 and $16,216,000, respectively.

     Write-off of in process research and development is a one-time expense resulting from the acquisition of Multum.

    Net interest income (expense) was ($69,000) in the first nine months  of  1998  compared to $1,704,000 for the same  period  in
1997.   This decrease is primarily due to a decrease in  invested
cash.

     The Company's effective tax rates were 38% and 39% for the first nine months of 1998 and 1997, respectively.


Capital Resources and Liquidity
-------------------------------

     The Company's liquidity position remains strong with total cash and cash equivalents of $16,708,000 and short term investments of $26,885,000 at October 3, 1998 and working capital of $154,565,000. The Company generated net cash from operations of $4,586,000 and $17,671,000 during the nine month periods ended October 3, 1998 and September 27, 1997, respectively. The decrease in net cash from operations is due to the increase in receivables from record revenues. The Company acquired Multum on March 16, 1998 for $6.9 million. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of October 3, 1998.

    Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. The Company's revenue backlog at October 3, 1998 included $146,328,000 representing twelve months of equipment maintenance and software support associated with signed contracts.

     The Company believes its present cash, cash equivalents and short-term investment position, together with cash generated from operations and available under its current bank borrowing facility, will be sufficient to meet anticipated cash requirements during the next twelve months.


Year 2000 Issues
----------------

     Computer programs that use two digits to identify a year may fail or create errors in the year 2000, leading to system failures or miscalculations causing disruptions to the operations of the user. The Company has conducted a Year 2000 review of its operations focusing on the Company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the Company's internal operations.

     Client

     All versions of the Company's software products currently being marketed are Year 2000 compliant. The costs incurred to make all versions compliant have occurred in the ordinary course of software development and enhancement have not been material. All of the Company's clients using older versions of the Company's software products are entitled to upgrade to the compliant versions with no charge for the compliant version. However, some have elected not to do so for a variety of reasons. The Company is working with the clients who wish to upgrade to address Year 2000 issues. These clients have either upgraded to compliant versions or are scheduled to be upgraded to compliant version of the Company's software by August 1999. The Company is assisting those clients to upgrade electronically from the Company's facilities without charge. If the client desires on-site assistance, the Company is assessing its normal charges. These services are being conducted in the ordinary course of the Company's business by its employees, and the costs to the Company are not expected to be material.The Company is also engaged in many projects to implement the Company's products at client sites. These projects require efforts both by the Company and the clients. For some of these clients, these projects constitute their solution to Year 2000 issues. All of these projects are planned to be completed by September 1999.

     Internal Operations

     The Company believes that its third-party software applications, operating systems and telephone systems are Year 2000 compliant. The Company does have some internally developed software applications that require upgrading to be Year 2000 compliant. These upgrades are being done internally and should be complete and tested by March 1999. The Company has also replaced some older computers and operating systems that were not Year 2000 compliant in the normal course of infrastructure maintenance.

     Suppliers

     The suppliers of the computers, operating systems and data bases necessary to operate the current versions of the Company's software products have indicated to the Company that those products either are Year 2000 compliant or they will be by the end of 1999. The Company has conducted tests of such computers, operating systems and data bases with the Company's products now being marketed and currently has no reason to believe that the Company's products are not Year 2000 compliant when operated with such computers, operating systems and data bases.

     Although the Company beleives it Year 2000 review and the actions it has taken and plans to take in response to the review are appropriate, there can be no assurance that the review identified all possible issues or that all identified issues will be satisfactorily resolved. A material falure of the Company's internal systems to be Year 2000 compliant, a material failure in suppliers of the computers, operating systems and data bases used in conjunction with the Company's products to be Year
2000 compliant or a material delay in client projects related to Year
2000 issues could have a material adverse effect on the Company's business, earnings or financial condition.

Part II.  Other Information

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 11  Computation of Earnings Per Share

        Exhibit 27  Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended October 3, 1998.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



November 17, 1998                            By: /s/ Marc G. Naughton
-----------------                               ---------------------
Date                                             Marc G.Naughton
                                                 Chief Financial Officer