Form 10-K
period 1999-01-02
CERNER CORP /MO/
filed 1999-04-02
CIK 804753

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 2, 1999

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

             Common Stock, par value $.01 per share
                 Preferred Stock Purchase Rights
                        (Title of Class)

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

      At March 15, 1999, there were 33,573,446 shares of Common Stock outstanding, of which 7,884,975 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 15, 1999, was $340,372,241.

       Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

General
-------

     Cerner Corporation ("Cerner" or the "Company") is a Delaware corporation incorporated in 1980. The Company's principal offices are located at 2800 Rockcreek Parkway, Kansas City, Missouri 64117, and its telephone number is (816) 221-1024.

      Cerner designs, develops, markets, installs and supports person/member/patient-focused clinical and management information systems that are capable of being implemented on an individual, combined or enterprise-wide basis. Cerner systems are designed to automate the process of healthcare by accumulating data on care provided to members/patients, maintaining such data in a database repository and providing access to such data for users of clinical information across a healthcare system, including in the home, at physician's offices and at ambulatory, inpatient and intensive care settings. Cerner's systems are designed and developed using the Health Network Architecture (''HNA''), a single information architecture. HNA is a unified system for combining clinical and management information applications. HNA allows each participating facility within an integrated healthcare enterprise to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity of the location and the entire enterprise. Cerner has developed and is licensing and installing its newest generation of HNA products known as "Millennium". See "Cerner's HNA Approach and HNA Millennium" for a discussion of Millennium.

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

     The changes occurring in the healthcare industry have resulted in changes in the needs for clinical and management information systems by hospitals, physicians, managed care organizations and IDS's. Hospitals' information requirements have become more complex as cost containment pressures have driven the needs for efficiency and process automation while the increasing number of relationships they have with other providers requires additional sophistication. As physicians combine into a variety of provider configurations, management structures and incentive plans, they are increasingly utilizing member/patient focused information systems to improve quality and efficiency for their growing practices and physician networks, to develop the data necessary to compete for contracts with payers and to be able to share the financial risks of healthcare delivery. Managed care organizations are increasingly recognizing the value of process-oriented and clinically-driven information as it relates to understanding and improving the health of their members. Information system requirements for IDS's and IHO's encompass many of the same needs as hospitals, physicians and managed care organizations. Many IDS's and IHO's are becoming aggressively involved with institutional providers and physicians in various relationships where information sharing and process automation are paramount. Many of these larger, more complex organizations are seeking closer relationships with suppliers that can provide comprehensive information systems solutions. Information system requirements for IDS's and IHO's include integrated process-based systems for clinical domains, data repositories and applications for physicians and management teams. Cerner is responding to the changing and increasing needs of the healthcare industry for better information systems by developing HNA Millennium, its latest generation of products. See "Cerner's HNA Approach and HNA Millennium" for a discussion of Millennium.

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

      More recently, there has been a shift from the purchase of disparate clinical systems on a ''best of breed'' basis to systems which are able to integrate communication effectively throughout the healthcare enterprise. The two principle approaches to meet this need are a common architecture, in which systems communicate through inherent design, and point-to-point interfaces, in which systems with different architectures communicate through interface linkages. This infrastructure trend also affects the relationship between the health system and the suppliers of information technology. The approach of interfacing disparate systems typically involves multiple system suppliers and the health system must act as the intermediary and integrator. The common architecture approach relies more on a strategic relationship with one or very few suppliers dedicated to implementing a shared vision for the role of information in the operation of the health system.

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

The Cerner Vision
-----------------

      As a result of the rapid transformation of the healthcare industry, Cerner believes that a new center of healthcare will emerge--the IHO, which is a combination of payers, physicians and institutional providers affiliated to service a community or defined member population. The focus of the IHO is to be accountable for the health status of a defined population, with strong financial incentives to manage health on a preventive or wellness basis and reduce costs.

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

Cerner's HNA Approach and HNA Millennium
----------------------------------------

     The cornerstone of Cerner's information systems strategy is HNA, the single architecture around which each of Cerner's products is developed. This highly scaleable architecture allows Cerner to meet the clinical, management, and business information requirements of a healthcare delivery system across the continuum of care from the physician practice to the IHO and to integrate the information requirements of clinical operations and business functions. Cerner's newest HNA platform, HNA Millennium, utilizes three-tiered client/server technology to optimize distributed computing performance and functionality advantages. Millennium's breadth of focus and functionality are well suited for large-scale and enterprise application technologies for healthcare organizations. HNA Millennium's system architecture allows its applications to work together as one system. The value of HNA Millennium to a client is the use across a healthcare organization of a single system based on a fully integrated common architecture and data structure. With its single data structure HNA Millennium provides real time access to all information across multiple applications, such as laboratory, pharmacy, nursing and physicians, to all of those needing such access, wherever they are located. Systems based on differing architectures and data structures must be interfaced together and rely on these interfaces to transmit, modify and arrange data exchanged between them, which limits the data's usefulness across multiple systems and inhibits real-time access. In addition, many of these systems cannot operate across multiple provider settings or locations within a healthcare organization.

     March of 1998 marked the completion of the major development cycle of HNA Millennium. During that development cycle the Company expended approximately $130 million developing HNA Millennium. At the end of 1998, 187 HNA Millennium systems were being used by Cerner clients. As of March of 1999, 23 of HNA Millennium's initial 30 product lines were being used by Cerner clients. By comparison, the Classic version of Cerner's products had 7 product lines. Cerner expects to have more than 400 Millennium systems in use by the end of 1999. Implementation of Millennium at client sites is a much more complex process than implementation of HNA Classic due to the greater range of capability of the Millennium products and its complexity.
Substantial project management, process redesign, technology integration and training are all required in order for clients to achieve the full benefits offered by Millennium.

      Cerner's systems also allow the use of other vendors products in conjunction with Cerner's system through the use of Cerner's Open Engine Gateway System that allows the exchange of data with the foreign system.

Strategy
--------

     Key elements of the Company's business strategy include:

       To   penetrate  the  integrated  healthcare  market.
       ----------------------------------------------------  The
transformation of healthcare delivery must deal with the changing financial model from fee-for-service to fixed or controlled fee payments for services provided. In order to accomplish the transition, integrated healthcare systems must decrease costs generally, utilize fewer resources per patient or member encounter, decrease the amount of care required by focusing on preventative measures and increase member populations by attracting additional members through better quality healthcare and services. Cerner's process-based, clinical and management systems provide the technology to enable an integrated system to manage healthcare to significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

     To penetrate the physician market.
     ----------------------------------  As physicians combine to form organizations such as IPA's and PPO's, and then participate in MSO's, they require clinical and process-based systems to manage the member/patient care processes within their own practices. As such groups align with IDS's and IHO's, they further require clinical and management information systems that allow them to share clinical and management processes with these community-wide systems. Healthcare organizations are developing strategies for connecting community-based physicians to the information resources of the health system using the internet. Cerner's systems provide the member/patient data repositories, clinical, management tools and connectivity required by physicians in order for them to participate effectively in the changing healthcare marketplace.

      To  expand  its  core business.
      -------------------------------  Cerner  expects  continued
growth in core business areas, including clinical domain systems for specific markets such as PathNet, RadNet and PharmNet, as institutional providers look to restructure and reengineer these high cost centers within their IDS's and IHO's. The Company also intends to market aggressively Cerner clinical and management information systems and services to its existing client base.

      To remain committed to a unified architecture. ------------------------------------------------- Because
Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for "fully integrated'' health information and management systems. This platform enables Cerner's process-based HNA systems to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

      To  expand  its  products and services.
      ---------------------------------------  Using  Millennium,
Cerner intends to expand the range of products and services offered to providers, including IDS's and IHO's, either through internal development or by acquisitions or joint ventures. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as IHO's begin to include service organizations and on-line services to the home, particularly because the member/patient focus of Cerner's architecture provides the basis for individual electronic medical records which can be used throughout a member-focused health system. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry. The substantial project management process redesign, technology integration, and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company's consulting services.

Products
--------

     The  Company's  products include Enterprise  Systems,  which automate processes across and throughout the health system enterprise; Enterprise Repositories, which capture, sort, present and analyze clinical and business information; Clinical Systems for Direct Care, which automate the clinical processes within hospitals and the physicians practice; Clinical Systems for Care Centers, which automate the clinical processes within specific departments or domains; Decision Support and Executable Knowledge systems, which enhance clinical and business processes with information and actions; Financial and Operational Management
Systems, which automate the business operations; Population Health Management systems for managing health; Demand Management systems and services for managing the need for care; Personal Health systems for individuals to manage their own health; and Interface Technologies for connecting other technologies to HNA Millennium. These systems can be acquired individually or as a fully integrated health information system. The individual systems perform together even if installed at different times. Cerner also markets over 200 product options that complement Cerner's major information systems. In connection with the licensing of an information system, Cerner also generally sells to its clients computers and related hardware that are manufactured and supplied to Cerner by third parties.

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

     The RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiology departments or services. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system

     The PharmNet Pharmacy Information System provides full integration in an HNA environment for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or outpatient setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions also are fully automated. Medication fill lists, intravenous fill lists and medication administration records are produced automatically or on demand.

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

Software Development
--------------------

      Cerner commits significant resources to developing new health information system products. As of January 2, 1999, 1,032 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $74,159,000, $54,524,000 and $43,133,000 during the 1998, 1997 and 1996 fiscal years respectively. These figures include both capitalized and noncapitalized portions and exclude amounts amortized for financial reporting purposes.

      The Company expects to continue investment and development efforts for its current and future product offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand its current product lines by developing additional information systems for use in clinical departments and to continue to support simultaneous use of Cerner's products across multiple facilities. All Cerner systems are developed under HNA using a proprietary systems development methodology. This methodology defines and controls each task throughout the product development cycle and ensures that current and future products can be fully integrated.

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

Sales and Marketing
-------------------

     The markets for Cerner's information system products include IHO's, IDS's, physician groups and networks and their MSO's, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, employer coalitions, and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's HNA architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Cerner systems are designed to operate on computers manufactured by Compaq Computer Corporation (''Compaq''). In addition, many
Cerner   Classic  applications  are  available
on   IBM's   RISC System/6000 AIX (UNIX) platform.  All HNA
Millennium applications are designed to operate on either Compaq or IBM platforms, thereby allowing Cerner to be price
competitive across the  full range   of   size  and
organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

      The Company's executive marketing management is located in its Kansas City, Missouri, headquarters, while its account representatives are deployed through regional offices across the United States. The Company, through subsidiaries, and joint ventures has offices and sales staff in Australia, Singapore and Saudi Arabia. The Company has a nonexclusive distribution agreement with Siemens Health Service GmbH & Co. KG by which its products are marketed, implemented and supported in Europe and elsewhere. Cerner's consolidated revenues include foreign sales of $17,545,000, $16,272,000 and $15,874,000 for the 1998, 1997
and 1996 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company has a demonstration and presentation facility at its headquarters in Kansas City, Missouri, called the Cerner Vision Center. This facility enables the Company to actually demonstrate the processes automated through HNA and adapt the presentations to the clients' environments. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

     During 1998 Cerner entered into a technology and marketing agreement with General Electric Company, acting through its GE Medical Systems division. Cerner is a leader in radiology information systems and GE is a leader in radiology imaging systems, as well as picture archiving communication systems. Picture archiving communication systems are designed to store, retrieve and enhance digital images produced by modern radiology imaging systems such as CAT SCAN systems, MRIs and ultrasound medical technology. This agreement is focused upon building and marketing the next generation of solutions in the radiology suite, a fully integrated radiology information system and picture archiving communication system.

     At the end of 1998 Cerner licensed HNA Millenium functionality to Synetic Healthcare Communications, Inc., in exchange for a 19.9% equity interest in such company. Synetic Healthcare Communications is majority owned by Synetic, Inc. and was formed for the purpose of creating Internet-based physician connectivity and electronic commerce.

Client Services
---------------

     Cerner uses a regional strategy to provide the full range of product and service capabilities to its clients from seven locations throughout the United States. Each regional center reflects Cerner's corporate culture and provides support services and resources, including training and development opportunities, for Company personnel working in the geographical area. The regional centers are also used for client education activities. Through the regional centers, Cerner provides on-site personnel for the development and management of systems projects, learn the evolving information needs of clients based on geographical trends in the healthcare industry, work with clients in the development of new products and services and share with clients Cerner's vision of the changing healthcare delivery market and the role of information systems in that transformation. The Company has regional offices in Atlanta, Boston, Dallas, Detroit, Kansas City, Los Angeles and Washington, D.C. Each regional office is focused on long-term marketplace development, product marketing, client project management, long-term client service and client satisfaction for a group of clients within a specific geographical region.

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

Backlog
-------

       At January 2, 1999, Cerner had contract backlog of $314,965,000. Such backlog represents system sales from signed contracts which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At January 2, 1999, the Company had $94,627,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At January 2, 1999, Cerner had a software support and maintenance backlog of $153,453,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 43% of the aggregate backlog of $468,418,000 will be recognized as revenue during 1999.

Other Factors Affecting the Company's Business
----------------------------------------------

      Information under the caption "Factors that may Affect Future Results of Operations, Financial Condition or Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company's business in the future, including (i) variations in the Company's quarterly operating results; (ii) volatility of the Company's stock price; (iii) market risk of investments; (iv) changes in the healthcare industry; (v) significant competition;
(vi) the Company's proprietary technology may be subjected to infringement claims or may be infringed upon; (vii) possible regulation of the Company's software by the U.S. Food and Drug Administration or other government regulation; (viii) the possibility of product-related liabilities; (ix) risks and uncertainties related to the Year 2000; (x) possible failures or defects in the performance of the Company's software; and (xi) the possibility that the Company's anti-takeover defenses could delay or prevent an acquisition of the Company.

Item 2.  Properties

      The Company's offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space. As of January 2, 1999, the Company was using approximately 434,000 square feet and substantially all of the remainder was leased to tenants. The Company also leases office space for its branch offices in Atlanta, Boston, Dallas, Detroit, Los Angeles and Washington D.C.

Item 3.  Legal Proceedings

      The Company is not involved in any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
January 2, 1999.

Item 4A.  Executive Officers of the Company

      The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of April 1, 1999. Officers are elected annually and serve at the discretion of the board of directors.


Name                          Age       Positions
----                          ---       ---------
Neal L. Patterson             49        Chairman of the Board of Directors,
                                        Chief Executive Officer and President

Clifford W. Illig             48        Vice Chairman of the Board of Directors

Glenn P. Tobin, Ph.D.         37        Executive Vice President and
                                        Chief Operating Officer

Jack A. Newman, Jr.           51        Executive Vice President

Paul M. Black                 40        Senior Vice President and
                                        Chief Sales Officer

Robert C. Dieterle            48        Senior Vice President and
                                        General Manager

Alan D. Dietrich              36        Senior Vice President

Stephen M. Goodrich           47        Senior Vice President

Douglas M. Krebs              41        Senior Vice President and
                                        Area Manager

Marvin G. Pember              45        Senior Vice President and
                                        General Manager

Thomas C. Tinstman, M.D.      53        Senior Vice President and
                                        Chief Medical Officer

Marc  G.  Naughton            44        Vice President and
                                        Chief Financial Officer

Stanley M. Sword              37        Vice President and
                                        Chief People Officer

Jeffrey A. Townsend           35        Vice President and
                                        Chief Engineering Officer


     Neal L. Patterson has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years. Mr. Patterson was appointed President of the Company in March of 1999.

      Clifford W. Illig has been a Director of the Company for more than five years. He also served as Chief Operating Officer of the Company for more than five years until October, 1998 and as President of the Company for more than five years until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.

      Glenn P. Tobin, Ph.D. joined the Company in early 1998 as General Manager and Senior Vice President. On October 29, 1998,
Dr.  Tobin  was  appointed  Executive Vice  President  and  Chief
Operating Officer. Prior to joining the Company, Dr. Tobin served as a senior consultant with McKinsey and Co., Inc. for more than five years.

      Jack A. Newman, Jr. joined the Company in January 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for 22 years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG's Health Care Strategy Practice.

      Paul  M.  Black  joined the Company in  March,  1994  as  a
Regional Vice President. He was promoted in December 1998 to his current position. Prior to joining Cerner, he spent twelve years with IBM Corporation.

      Robert  C.  Dieterle joined the Company in  July,  1995  as
Senior  Vice  President and General Manager.   Prior  to  joining
Cerner, he spent over 20 years in a variety of executive health care positions throughout the country.

      Alan D. Dietrich joined the Company in 1990 as Director  of
Business, Planning and Development. In January 1994 he was promoted to Senior Vice President.

      Stephen M. Goodrich joined the Company in October 1987 as a
project  leader  in the product organization.   In  1992  he  was
promoted  to  Vice  President and was  promoted  to  Senior  Vice
President effective April 1, 1999.

     Douglas M. Krebs joined the Company in June 1994 as Regional
Vice  President.   He was promoted to Senior Vice  President  and
Area Manager effective April 1, 1999. Prior to joining Cerner, he spent 15 years with IBM Corporation.

      Marvin G. Pember joined the Company in April, 1998  in  his
current  role.   Prior  to joining Cerner,  he  served  as  Chief
Financial  Officer and Managing Director for Integris  Health  in
Oklahoma City for more than five years.

     Thomas C. Tinstman, M.D. joined the Company in November 1995 as Senior Vice President and Chief Medical Officer and has been a Director of the Company since May 1989. Prior to joining the Company, Dr. Tinstman was Director of Medical Informatics with University of Texas Medical Branch in Galveston, Texas. Prior to that he was a physician in private practice with Internal
Medicine Associates, P.C. in Omaha, Nebraska. From 1977 to January, 1994, Dr. Tinstman served as Associate Medical Director of Pulmonary Medical Services at Bishop Clarkson Memorial Hospital and as Medical Director of the Respiratory Therapy Department of Midland Hospital, both in Omaha, Nebraska. Dr. Tinstman has served as a director of Smith-Haynes Trust, Inc. since 1988.

      Marc  G.  Naughton joined the Company in November  1992  as
Manager  of  Taxes.   In  November  1995  he  was  elected  Chief
Financial  Officer and in February 1996 he was promoted  to  Vice
President.

      Stanley M. Sword joined Cerner in July 1998 in his current role. Prior to joining Cerner, he served as a client partner in the outsourcing practice of AT&T Solutions for more than five years.

      Jeffrey A. Townsend joined the Company in June 1985.  Since
that   time  he  has  held  several  positions  in  the   product
organization and was promoted to Vice President in February 1997.
He was appointed Chief Engineering Officer in March 1998.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock trades on The NASDAQ Stock MarketSM under the symbol CERN. The following table sets forth the high, low, and last sales prices for the fiscal quarters of 1998 and 1997 as reported by The NASDAQ National Market System.


                              1998                                1997
                  --------------------------------    ----------------------------
                   High        Low        Last        High       Low       Last
                  _________   ________   _________    _______    _______   _______
First quarter     24   9/16   19  1/16   21  15/16    16  1/4    13  1/4   13  1/4
Second quarter    29  15/16   20   7/8   27    7/8    22  1/8    11  7/8   21  3/8
Third quarter     31   7/16   22         22    5/8    32  7/8    20  3/4   25
Fourth quarter    27   1/16   20   1/2   26    3/4    30  1/2    20  1/4   22


     At February 3, 1999, there were approximately 1,300 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.   Selected Financial Data


                               1998(1)    1997      1996     1995      1994
                               ----       ----      ----     ----      ----
(In thousands, except per share data)
Statement of Earnings Data:
Revenues                     $ 330,902   245,057   189,107   186,901   155,917
Operating earnings              38,568    22,170    10,601    37,256    33,779
Earnings before income taxes    38,306    24,484    12,902    37,220    32,451
Net earnings                    23,687    15,148     8,251    22,521    19,501
Earnings per share:
       Basic                       .72       .46       .25       .75       .71
       Diluted                     .70       .45       .25       .72       .66

Weighted average shares
outstanding:
     Basic                      32,825    32,881    32,729    29,845    27,651
     Diluted                    33,667    33,667    33,620    31,448    29,762

Balance Sheet Data:
Working capital              $ 118,681   156,808   171,204   174,064    52,370
Total assets                   436,485   331,781   314,753   303,945   156,410
Long-term debt, net             25,000    30,026    30,000    30,104    30,235
Stockholders'equity            271,143   233,747   230,735   221,374    85,777


(1) 1998 Statement of Earnings Data excludes acquisition related charges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
____________

     1998 reflected major accomplishments that will provide long-term financial and strategic benefits for the Company, but also included disappointments in bookings and stock performance despite a 35% increase in revenues and 56% increase in net earnings (excluding acquisition related charges) as compared to 1997. Most notably, the Company completed the major development cycle of HNA Millennium. The Company believes HNA Millennium provides a significant competitive advantage because it utilizes the only fully integrated, large-scale, enterprise-wide architecture in the industry and thus can deliver a superior combination of functionality, efficiency, cost-containment and quality control through intrarelated clinical and management information systems.

     The Company is now effectively positioned to meet the complex needs of a dynamic and consolidating health-care industry that requires sophisticated, powerful and comprehensive solutions to information sharing and process automation. Many analysts expect that the overall health information marketplace will grow at least 20% per year for the next five years following the millennium. The Company expects that the clinical information segments of this marketplace will grow even faster. With over 30 product lines currently in HNA Millennium, which will grow over the next few years, the Company believes it can sustain its technological leadership and capitalize on this opportunity. These 30 product lines will include, early in 2000, patient accounting and other business and management systems, where the Company currently has no or limited market share.

     In the fourth quarter of 1998, the Company licensed a broad set of HNA Millennium applications to Synetic Healthcare Communications, Inc. ("SHC") which is focused on clinical e-commerce through an Internet platform that connects payers, physicians and patients. In exchange for granting this license and entering into related marketing and other agreements, the Company received 19.9% of SHC's common stock which the Company valued at $70 million. In November of 1998, the Company entered into an agreement with GE Medical Systems division of General Electric Company ("GE") to develop and market the next generation of solutions in the radiology suite that combines the Company's leadership in radiology information systems with GE's leadership in radiology imaging systems and picture archival communication systems. These alliances create the potential to leverage the Company's access to customers, emerging markets and technology.

     The Company's human resources were augmented significantly during 1998. The Company recruited and promoted a number of talented executives to its senior management team last year, including: Jeff Townsend, Chief of Engineering; Glenn Tobin, Chief Operating Officer; Marvin Pember, responsible for provider-based and managed cared Enterprise Business Units; Stan Sword, Chief People Officer; and Paul Black, promoted to Chief Sales Officer. The Company also added approximately 550 associates. The Company's ability to recruit and retain such talent was recognized in 1998 by Fortune Magazine with its award as "One of the Top 100 Companies" to work for in the United States. The quality and service-orientation of our associates was also validated by external surveys which identified the Company as the "Best Telephone Support" provider in the industry.

     Despite the many positive developments that occurred in 1998, the Company was disappointed with its financial performance. The Company did not fully anticipate the decrease in demand for large-scale systems within the health care industry resulting from the diversion of capital and human resources to solve Year 2000 compliance issues. It is currently expected that this decline in demand will likely persist during 1999 as customers continue to focus on efforts to update their current systems to become Year 2000 compliant. However, after January 1, 2000, the Company expects that this problem will quickly dissipate. Sales of enterprise wide systems were negatively impacted during 1998 because the Company did not have a large, complex reference site using significant portions of HNA Millenium applications until January of 1999.

     While the Company is quite optimistic about its financial performance heading into the new millennium, it is taking a conservative view for 1999. This cautiousness is predicated primarily on the continued uncertainty that Year 2000 compliance issues create for the buyers of health care information systems. Nevertheless, the Company believes that its revenues and earnings will exceed those of 1998. Earnings from implementation services are expected to increase as more projects are billed under a closely-scoped fee-for-service approach. Approximately 43% of the aggregate backlog of $468,418,000 is expected to be recognized as revenues during 1999.

Results of Operations
---------------------

Year Ended January 2, 1999, Compared to Year Ended January 3, 1998

     The Company's revenues increased 35% to $330,902,000 in 1998 from $245,057,000 in 1997. Net earnings increased 36% to $20,589,000 in 1998 from $15,148,000 in 1997. Excluding acquisition related charges, net earnings increased 56% to $23,687,000 in 1998 relative to 1997.

Revenues
-------- - In 1998, revenues increased due to an increase in system sales and support of installed systems. System sales increased 44% to $245,490,000 in 1998 from $170,906,000 in 1997.
This increase in system sales resulted primarily from an increase in installations under Health Network Architecture (HNA) contracts. Revenue from HNA contracts increased 23% compared to 1997. The sale of additional hardware and software products to the installed client base increased 30% in 1998 as compared to 1997.

Total sales to the installed base in 1998, including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 69% of total revenues in 1998 compared to 73% in 1997. The lower percentage was primarily due to the increase in system sales to new clients.

At January 2, 1999, the Company had $314,965,000 in contract backlog and $153,453,000 in support and maintenance backlog, compared to $198,274,000 in contract backlog and $132,842,000 in support and maintenance backlog at the end of 1997.

Support and maintenance revenues increased 12% in 1998 compared to 20% in 1997. These revenues represented 23% of 1998 total revenues and 28% of 1997 total revenues. The lower percentage was primarily due to the increase in system sales.

Other revenues increased 59% to $8,657,000 in 1998 from $5,438,000 in 1997. This increase was due primarily to services performed beyond contracted requirements for existing clients.

Cost of Revenues
---------------- - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 27% of total revenues in 1998 and 29% of total revenues in 1997. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service
------------------------ - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 35% in 1998 and 34% in 1997. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development
-------------------- - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1998 and 1997 were $74,159,000 and $54,524,000, respectively. These amounts exclude amortization. Capitalized software costs were $25,052,000 and $18,373,000 for 1998 and 1997, respectively. The increase in aggregate expenditures for software development in 1998 is due to development of HNA Millennium products and development of community care products.

General and Administrative
-------------------------- - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in 1998 and 9% in 1997.

Write-off of In-Process Research and Development
------------------------------------------------ - Write-off of
in-process research and development is a one-time expense resulting from the acquisition of Multum.

Interest Income (Expense), Net
------------------------------ - Net interest expense was
$262,000 in 1998 compared to net interest income of $2,314,000 in 1997. The decrease is due primarily to a decrease in invested cash.

Income Taxes
------------ - The Company's effective tax rate was 38% in 1998 and 1997.

Year Ended January 3, 1998, Compared to Year Ended December 28, 1996

     The Company's revenues increased 30% to $245,057,000 in 1997 from $189,107,000 in 1996. Net earnings increased 84% to $15,148,000 in 1997 from $8,251,000 in 1996. Net earnings from the Company's foreign operations decreased to $2,389,000 in 1997 from $2,897,000 in 1996.

Revenues
-------- - In 1997, revenues increased due to an increase in system sales and support of installed systems. System sales increased 39% to $170,906,000 in 1997 from $122,836,000 in 1996.
This increase in system sales resulted primarily from an increase in installations under Health Network Architecture (HNA) contracts. HNA contracts were 57% of total systems sales in 1997, compared to 43% in 1996. The sale of additional hardware and software products to the installed client base decreased 8% in 1997 as compared to 1996.

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

Cost of Revenues
---------------- - The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 29% of total revenues in 1997 and 31% of total revenues in 1996. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service
------------------------ - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 34% in 1997 and 1996. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development
-------------------- - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1997 and 1996 were $54,524,000 and $43,133,000, respectively. These amounts exclude amortization. Capitalized software costs were $18,373,000 and $13,240,000 for 1997 and 1996, respectively. The increase in aggregate expenditures for software development in 1997 is due to development of HNA Millennium products and development of community care products.

General and Administrative
-------------------------- - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% in 1997 and 10% in 1996.

Interest Income, Net
-------------------- - Net interest income was $2,314,000  in
1997 compared to $2,301,000 in 1996.

Income Taxes
------------ - The Company's effective tax rates were 38% and 36% for 1997 and 1996, respectively. The lower 1996 tax rate is due to the utilization of foreign net operating losses.

Liquidity and Capital Resources
-------------------------------

     The Company had total cash and cash equivalents of $42,658,000 at the end of 1998 and working capital of $118,681,000, compared to cash and cash equivalents of $77,543,000 at the end of 1997, and working capital of $156,808,000. The decrease in working capital resulted primarily from the Company's investment in software development, the purchase of capital equipment and the acquisition of Multum. In November 1998, the Company sold 670,000 shares of common stock to General Electric Company, which resulted in cash proceeds of $14,874,000.

     The Company generated cash of $5,893,000, $18,692,000, and $28,262,000 from operations in 1998, 1997, and 1996, respectively. Cash flow from operations decreased in 1998 and 1997, due primarily to increases in receivables from increased revenues, and, in 1998 from non-cash consideration received for the sale of license software.

     Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 12%, 20%, and 16%, in 1998, 1997, and 1996, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

     The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company's liquidity has decreased over the three year period ended January 2, 1999 due primarily to increased investment in software development and increase in receivables due to increased sales. The Company expects that its cash position will decrease during the first half of 1999 as it continues its investment in software development, but the Company expects to have an increase in its cash position for the fourth quarter of 1999. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 1999. The Company has an $18,000,000 line of credit available but may obtain additional debt capital in order to provide greater financial flexibility.

     The effects of inflations were minimal on the Company's business.

Factors that may Affect Future Results of Operations, Financial
---------------------------------------------------------------
Condition or Business
---------------------

     Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary
------------------------------------ -   The Company's quarterly
operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company's products and services, the Company's long sales cycle, the long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's HNA Millennium products, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the customer. The sale may be subject to delays due to customers' internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company's expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately nine months to three years and involve significant efforts both by the Company and the client. In addition, implementation of the Company's Millennium products is a new and evolving process. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company's and the client's ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company's products do not commence until the product is in use.

The Company's revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock Price May Be Volatile
--------------------------- -   The trading price of the
Company's common stock may be volatile. The market for the Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control.

Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's common stock, regardless of actual operating performance.

Market Risk of Investments
-------------------------- - The Company accounts for its
investments in equity securities which have readily determinable fair values as available-for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Included in the Company's investments is the ownership of 19.9% of the common stock of Synetic Healthcare Communications, Inc. ("SHC"). There is no current market for this common stock and it is not accounted for as available-for-sale. As a result, the stock was valued at $70,000,000 based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. The common stock is subject to certain lock-up provisions. A permanent impairment in the value of SHC stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for SHC stock. An increase in the value of the SHC stock would have no effect on reported earnings.
Synetic, Inc., the parent of SHC, has publicly announced that SHC plans to conduct an initial public offering of its shares. The Company has agreed to purchase additional SHC shares in that offering which may maintain its proportionate ownership of SHC. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the SHC shares.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At January 2, 1999, marketable securities of the Company were recorded at a fair value of approximately $43 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as they are held to maturity.

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

The Company conducts business in several foreign jurisdictions. However, the business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

Changes in the Healthcare Industry
---------------------------------- -   The healthcare industry is
highly regulated and is subject to changing political, economic and regulatory influences. For example, The Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company's products and services. As the healthcare industry consolidates, the Company's customer base could be eroded, competition for customers could become more intense and the importance of acquiring each customer becomes greater.

Significant Competition
----------------------- -   The market for healthcare information
systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system, and the potential for enhancements and future compatible products.

Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company's principle existing competitors include Shared Medical Systems Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company's products. There are other competitors that offer a more limited number of competing products.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the Company's success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced products that satisfy changing customer requirements and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or
-----------------------------------------------------------------
May Be Infringed Upon
--------------------- - The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company has not historically filed patent applications or copyrights covering its software technology. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its products overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property.

Government Regulation
--------------------- - The United States Food and Drug Administration (the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post- marketing conditions, such as device investigation, approval, labeling and manufacturing. Complying with these FDA regulations would be time consuming, burdensome and expensive. The Company expects that the FDA is likely to become more active in regulating computer software that is used in healthcare.

Following an inspection by the FDA in March of 1998, the Company received a two-item Form FDA 483 (Notice of Inspectional Observations) containing observations of non-compliance with the Federal Food, Drug and Cosmetic Act (the "Act") with respect to the Company's PathNet HNA Blood Bank Transfusion and Donor products (the "Blood Bank Products"). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter, including an audit by a third party of the Company's Blood Bank Products. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification was submitted to the FDA in January of 1999.

There can be no assurance, however, that the Company's actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing would have a material adverse effect on the Company's business, results of operations or financial condition.

Product Related Liabilities
--------------------------- -   Many of the Company's products
provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

Year 2000
--------- - The following statements are a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Computer programs that use two digits to identify a year may fail or create errors in the year 2000, leading to system failures or miscalculations causing disruptions to the operations of the user. The Company has conducted a Year 2000 review of its operations focusing on the Company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the Company's internal operations.

The Company's software products currently being marketed are Year 2000 compliant. The costs incurred to make the Company's current versions compliant have occurred in the ordinary course of software development and enhancement and have not been material. All of the Company's clients using older versions of its software products are entitled to upgrade to the compliant versions with no charge for the compliant version. However, some have elected not to do so for a variety of reasons. The Company is working with the clients who wish to upgrade to address Year
2000 issues. These clients have either been upgraded to compliant versions or are scheduled to be upgraded to compliant versions of the Company's software by August 1999. The Company is assisting those clients to upgrade using electronic access from the Company's facilities without charge. If the client desires on-site assistance, the Company is assessing its normal charges.
These services are being conducted in the ordinary course of the Company's business by its employees, and the costs to the Company are not expected to be material. The Company is also engaged in many projects to implement its products at client sites. These projects require efforts both by the Company and its clients.
For some of these clients, these projects constitute their solution to Year 2000 issues. Substantially all of these projects are planned to be completed by September 1999. The Company is working with its clients, or the clients are working independently, on contingency plans for Year 2000 issues where there is a reasonable likelihood the project may not be completed by the end of 1999.

As clients and potential customers focus on efforts to update their current systems, they may elect to delay capital investments in information systems in order to focus their capital budgets on the expenditures necessary to bring their existing systems into Year 2000 compliance. As a result, the Company may not achieve expected sales revenues and its business, financial condition and results of operations could be materially adversely affected.

The Company believes that its internal third-party software applications, operating systems and telephone systems are Year 2000 compliant. The Company did have some internally developed software applications that required upgrading to be Year 2000 compliant. These upgrades were done internally and have been completed. The Company has also replaced some older computers and operating systems that were not Year 2000 compliant in the normal course of infrastructure maintenance.

The suppliers of the computers, operating systems and data bases necessary to operate the current versions of the Company's software products have indicated to the Company that those products either are Year 2000 compliant or they would be by the end of 1999. The Company has conducted tests of such computers, operating systems and databases with its products now being marketed and currently has no reasonable cause to believe that the Company's products are not Year 2000 compliant when operated with such computers, operating systems and databases. However, in operation at clients' sites, the Company's software products interchange data with many third party systems through interfaces that may be unique to the client or the third party system. Such interfaces or data interchanged may contain inaccuracies or such data may not be in a format that allows the Company's system to correctly identify the date. There can be no assurance that the Company will not be subject to claims that result from the failure of third party systems or their related interfaces to be Year 2000 compliant. These claims, even if not meritorious, could be expensive to defend.

Although the Company believes its Year 2000 review and the actions it has taken and plans to take in response to the review are appropriate, there can be no assurance that the review identified all possible issues or that all identified issues will be satisfactorily resolved. A material failure of the Company's internal systems to be Year 2000 compliant, a material failure in suppliers of the computers, operating systems and databases used in conjunction with the Company's products to be Year 2000 compliant or a material delay in client projects related to Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition.

System Errors and Warranties
---------------------------- -   The Company's systems,
particularly the Millennium versions, are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company's agreements with its clients typically provide warranties against material errors and other matters. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contract with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover Defenses
---------------------- -   The Company's charter, bylaws,
shareholders' rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (i) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (ii) blank check preferred stock, (iii) supermajority voting provisions, (iv) inability of stockholders to act by written consent or call a special meeting, (v) limitations on the ability of stockholders to nominate directors or make proposals at stockholder meetings, and (vi) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company's common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Information contained under the caption "Factors that may Affect Future Results of Operations, Financial Condition or Business -- Market Risk of Investments" set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 28, 1999, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 28, 1999, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 28, 1999, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 28, 1999, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 28, 1999, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent Auditors' Report on Consolidated Financial Statements

               Consolidated Balance Sheets -
               January 2, 1999 and January 3, 1998

               Consolidated Statements of Earnings -
               Years Ended January 2, 1999, January 3, 1998 and
               December 28, 1996

               Consolidated Statements of Changes In Equity
               Years Ended January 2, 1999, January 3, 1998 and
               December 28, 1996

               Consolidated Statements of Cash Flows
               Years Ended January 2, 1999, January 3, 1998 and
               December 28, 1996

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               January 2, 1999 are included herein:

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

4(a) Amended and Restated Rights Agreement, dated as of March 12, 1999, between Cerner Corporation and UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, and the Form of Rights Certificate, as Exhibit B (filed as an Exhibit to Registrant's current report on Form 8-A/A dated March 31, 1999 and incorporated herein by reference).

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

4(d) Credit Agreement between Cerner Corporation and Mercantile Bank dated April 1, 1999.

10(a) Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated herein by reference).*

10(b)          Indemnification Agreements between the Registrant and Neal L.
               Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr. and
               Thomas C. Tinstman, (filed as Exhibit 10(i) to Registrant's Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c) Indemnification Agreement between Michael E. Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).*

10(d) Indemnification Agreement between John C. Danforth, and Registrant (filed as Exhibit 10(i)(b) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).*

10(e) Indemnification Agreement between Thomas A. McDonnell and Registrant (filed as Exhibit 10(i)(c) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).*

10(f) Amended Stock Option Plan D of Registrant (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and hereby incorporated by reference).*

10(g) Stock Option Plan E of Registrant (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and hereby incorporated by reference).*

10(h) Agreement for Cerner Corporation Consulting Services with Gerald E. Bisbee, Ph.D. (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and hereby incorporated by reference).*

10(i)          Cerner Performance Plan for 1998.*

10(j)          Cerner Performance Plan for 1999.*

10(k)          Long-Term Incentive Plan for 1998.*

10(l)          Long-Term Incentive Plan for 1999.*

10(m)          Promissory Note of Jack A. Newman, Jr.*

10(n)          Promissory Note of Robert C. Dieterle.*

10(o)          Promissory Note of Glenn P. Tobin.*

10(p)          Promissory Note of Marvin G. Pember.*

11             Computation of Registrant's Earnings Per Share.
               (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21             Subsidiaries of Registrant.

23             Consent of Independent Auditors.

27             Financial Data Schedule.

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K

          A report on form 8-K was filed on March 18, 1999.

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

                              CERNER CORPORATION


Dated:   April 1, 1999        By:/s/Neal L. Patterson
                                 --------------------
                                    Neal L. Patterson
                                    Chairman of the Board,
                                    Chief Executive Officer and President


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                     Date
          -------------------                     ----



/s/Neal L. Patterson                            April 1, 1999
-----------------------------
Neal L. Patterson, Chairman of the Board,
 Chief Executive Officer (Principal Executive Officer) and President



/s/Clifford W. Illig                            April 1, 1999
-----------------------------
Clifford W. Illig, Vice Chairman and Director



/s/Marc G. Naughton                             April 1, 1999
-----------------------------
Marc G. Naughton, Vice President and
 Chief Financial Officer (Principal Financial and Accounting Officer)



/s/Michael E. Herman                            April 1, 1999
-----------------------------
Michael E. Herman, Director



/s/Gerald E. Bisbee                             April 1, 1999
------------------------------
Gerald E. Bisbee, Jr., Director



/s/Thomas C. Tinstman                           April 1, 1999
-------------------------------
Thomas C. Tinstman, M.D., Senior Vice President and Director

/s/John C. Danforth                             April 1, 1999
-------------------------------
John C. Danforth, Director



/s/Thomas A. McDonnell                          April 1, 1999
-------------------------------
Thomas A. McDonnell, Director

Independent Auditors' Report
--------------------------------------------------------------------------------



The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the years in the three-year period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

Kansas City, Missouri
February 3, 1999



Management's Report
--------------------------------------------------------------------------------


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

Consolidated Balance Sheets
--------------------------------------------------------------------------------
January 2, 1999 and January 3, 1998


                                                            1998      1997
                                                       -------------------------
(Dollars in thousands)
Assets
  Current Assets:
  Cash and cash equivalents                           $    42,658       77,543
  Receivables                                             167,374      125,516
  Inventory                                                 2,651        1,743
  Prepaid expenses and other                                4,234        3,553
                                                       -----------  -----------

  Total current assets                                    216,917      208,355

  Property and equipment, net                              77,292       65,724
  Software development costs, net                          54,971       40,566
  Intangible assets, net                                    8,884        6,402
  Investments, net                                         71,719        2,534
  Other assets                                              6,702        8,200
                                                       -----------  -----------

                                                      $   436,485      331,781
                                                       ===========  ===========

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                    $    14,092       11,330
  Current installments of long-term debt                    5,030           35
  Deferred revenue                                         33,921        8,290
  Income taxes                                             26,057       18,245
  Accrued payroll and tax withholdings                     16,625       11,610
  Other accrued expenses                                    2,511        2,037
                                                       -----------  -----------

  Total current liabilities                                98,236       51,547

  Long-term debt, net                                      25,000       30,026
  Deferred income taxes                                    22,106       16,461
  Deferred revenue                                         20,000           --

  Stockholders' Equity:
  Common stock, $.01 par par value, 150,000,000 shares authorized,
    34,674,164 shares issued in 1998 and
    33,816,829 shares in 1997                                 347          338
  Additional paid-in capital                              165,239      148,074
  Retained earnings                                       126,862      106,273
  Treasury stock, at cost
  (1,201,518 shares in 1998 and 1997)                     (20,796)     (20,796)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                  (243)        (142)
    Unrealized loss on available-for-sale equity security
      (net of deferred tax liability of $165)                (266)          --
                                                       -----------  -----------

  Total stockholders' equity                              271,143      233,747
                                                       -----------  -----------

  Commitments (Note 11)
                                                      $   436,485      331,781
                                                       ===========  ===========

See notes to consolidated financial statements.

Consolidated Statements of Earnings
--------------------------------------------------------------------------------
For the years ended January 2, 1999, January 3, 1998, and December 28, 1996


                                                 1998      1997       1996
                                            ----------------------------------

(In thousands, except per share data)
Revenues
  System sales                                $ 245,490   170,906   122,836
  Support and maintenance                        76,755    68,713    57,430
  Other                                           8,657     5,438     8,841
                                            _________________________________

  Total revenues                                330,902   245,057   189,107
                                            ---------------------------------

Costs and expenses
  Cost of revenues                               89,544    71,943    58,892
  Sales and client service                      117,107    83,788    65,005
  Software development                           59,754    44,086    35,890
  General and administrative                     25,929    23,070    18,719
  Write-off of acquired in-process
    research and development                      5,038        --        --
                                            --------------------------------

  Total costs and expenses                      297,372   222,887   178,506
                                            --------------------------------

Operating earnings                               33,530    22,170    10,601

  Interest income (expense), net                   (262)    2,314     2,301
                                            --------------------------------

Earnings before income taxes                     33,268    24,484    12,902
  Income taxes                                   12,679     9,336     4,651
                                            --------------------------------

Net earnings                                  $  20,589    15,148     8,251
                                            ================================

Basic earnings per share                      $     .63       .46       .25
                                            ================================

Diluted earnings per common share             $     .61       .45       .25
                                            ================================

See notes to consolidated financial statements.

Consolidated Statements of Changes In Equity
--------------------------------------------------------------------------------
For the years ended January 2, 1999, January 3, 1998, and December 28, 1996



                                                                                Accumulated
                                                   Additional          Treasury     other
                                   Common  Stock    paid-in   Retained   stock  comprehensive Comprehensive
                                   Shares  Amount   capital   earnings   amount    income        income
                                  --------------------------------------------------------------------------

(In thousands)
Balance at December 30, 1995       33,002  $ 330    143,876     82,874   (5,693)          (13)

Exercise of options                   402      4        805          -        -             -
Tax benefit from disqualifying
  disposition of stock options          -      -        260          -        -             -
Foreign currency translation adjustment -      -          -          -        -            41         41
Net earnings                            -      -          -      8,251        -             -      8,251
                                 ---------------------------------------------------------------------------
Comprehensive income                                                                               8,292
                                                                                                 ===========

Balance at December 28, 1996       33,404    334    144,941     91,125   (5,693)           28
                                 --------------------------------------------------------------

Exercise of options                   311      3        978          -        -             -
Issuance of common stock grants as
  compensation                          2      -         48          -        -             -
Issuance of restricted commom stock   100      1      1,586          -        -             -
Tax benefit from disqualifying
  disposition of stock options          -      -        521          -        -             -
Purchase of 688,500 shares of
  treasury stock                        -      -          -          -  (15,148)            -
Foreign currency translation
  adjustment                            -      -          -          -        -          (170)      (170)
Net earnings                            -      -          -     15,148        -             -     15,148
                                  -------------------------------------------------------------------------
Comprehensive income                                                                              14,978
                                                                                                 ==========

Balance at January 3,1998          33,817    338    148,074    106,273  (20,796)         (142)
                                  ------------------------------------------------------------

Exercise of options                   185      2      1,248          -        -             -
Issuance of common stock grants as
  compensation                          2      -         44          -        -             -
Issuance of common stock              670      7     14,867          -        -             -
Non-employee stock option               -
  compensation expense                  -      -        385          -        -             -
Tax benefit from disqualifying
  disposition of stock options          -      -        621          -        -             -
Foreign currency translation
  adjustment                            -      -          -          -        -          (101)      (101)
Unrealized loss on available-for-sale
  equity security, net of deferred
  tax liability of $165                 -      -          -          -        -          (266)      (266)
Net earnings                            -      -          -     20,589        -                   20,589
                                  --------------------------------------------------------------------------
Comprehensive income                                                                              20,222
                                                                                                 ===========
Balance at January 2, 1999         34,674  $ 347    165,239    126,862  (20,796)         (509)
                                  ============================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


(In thousands)                                            1998       1997      1996
                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                         $  20,589     15,148     8,251
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                       25,411     18,075    15,498
    Common stock received as consideration
     for sale of license software                      (70,000)        --        --
    Write-off of acquired in-process research
     and development                                     5,038         --        --
    Issuance of common stock grants as
      compensation expense                                  44         48        --
    Non-employee stock option compensation expense         385         --        --
    Equity in losses (income) of investee companies      1,601        864       (89)
    Provision for deferred income taxes                 15,816      8,246     2,894
    Tax benefit from disqualifying
      dispositions of stock options                        621        521       260
    Loss on disposal of capital equipment                  223        110        99
Changes in assets and liabilities:
    Receivables, net                                   (39,481)   (27,931)    2,376
    Inventory                                             (908)      (127)      630
    Prepaid expenses and other                          (3,970)    (2,075)     (340)
    Accounts payable                                     2,620      1,984    (5,586)
    Accrued income taxes                                (2,334)        --        --
    Deferred revenue                                    45,410        479     1,649
    Other current liabilities                            4,828      3,350     2,620
                                                      -------------------------------
Total adjustments                                      (14,696)     3,544    20,011
                                                      -------------------------------
Net cash provided by operating activities                5,983     18,962    28,262
                                                      -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital equipment                      (20,846)   (14,896)  (14,962)
    Purchase of land, buildings, and improvements       (2,767)       (86)     (379)
    Acquisition of business                             (6,874)        --        --
    Investment in investee companies                    (1,217)    (4,500)   (1,650)
    Proceeds on disposal of capital equipment               --        212        33
    Capitalized software development costs             (25,052)   (18,373)  (13,240)
                                                      -------------------------------
Net cash used in investing activities                  (56,756)   (37,643)  (30,198)
                                                      -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt                            (45)      (116)     (130)
    Proceeds from sale of common stock                  14,874         --        --
    Proceeds from exercise of options                    1,250        981       809
    Purchase of treasury stock                              --    (15,103)       --
                                                      -------------------------------
Net cash provided by (used in) financing activities     16,079    (14,238)      679
                                                      -------------------------------
Foreign currency translation adjustment                   (101)      (170)       41
                                                      -------------------------------
Net decrease in cash and cash equivalents              (34,885)   (33,359)   (1,216)
Cash and cash equivalents at beginning of year          77,543    110,902   112,118
                                                      -------------------------------
Cash and cash equivalents at end of year             $  42,658     77,543   110,902
                                                      ===============================

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
    Interest                                         $   2,504      2,473     2,517
    Income taxes, net of refund                         (2,112)     1,024       685
Noncash investing and financing activities
    Acquisition of equipment through capital leases  $      --         73        --
    Issuance of restricted common stock and grants          44      1,635        --


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

(c) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1998, ended January 2, 1999, consisted of 52 weeks, fiscal year 1997 consisted of 53 weeks, and fiscal year 1996 consisted of 52 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(d) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.
The Company is amortizing capitalized costs on a straight-line basis over five years. During 1998, 1997, and 1996, the Company capitalized $25,052,000, $18,373,000, and $13,240,000, respectively, of total software development costs of $74,159,000, $54,524,000, and $43,133,000, respectively. Amortization expense of capitalized software development costs in 1998, 1997, and 1996 was $10,647,000, $7,935,000, and $5,997,000,
respectively, and accumulated amortization was $43,542,000, $32,895,000, and $24,960,000, respectively.

(e) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.

(f) Investments - The Company accounts for its investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(g) Inventory - Inventory consists primarily of computer hardware held for resale and is recorded at the lower of cost
(first-in, first-out) or market.

(h) Property and Equipment - Property, equipment, and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of 5 to 39 years. Amortization of leasehold improvements is computed using a straight-line method over the lease terms, which range from periods of two to twelve years.

(i)       Earnings per Common Share - Basic earnings per share
(EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:



(In thousands, except per share data)

                                            1998                               1997                               1996
                            -------------------------------------------------------------------------------------------------------
                                                    Per-                             Per-                             Per-
                          Earnings    Shares        Share  Earnings    Shares        Share  Earnings    Shares        Share
                          (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                         ---------------------------------------------------------------------------------------------------
Basic Earnings per share
Income available to
  common stockholders     $ 20,589    32,825        $ .63  15,148      32,881        $ .46  8,251       32,729        $ .25

Effect of dilutive
  securities
Stock options                   --       842                   --         787                  --          891

Diluted earnings
  per share
Income available to
 common stockholders     ---------------------------------------------------------------------------------------------------
 including conversions    $ 20,589    33,667        $ .61  15,148      33,668          .45  8,251       33,620        $ .25
                         ===================================================================================================


Options to purchase 1,652,000, 1,149,000 and 494,000 shares of common stock at per share prices ranging from $25.00 to $31.00, $21.50 to $31.00, and $18.50 to $29.63 were outstanding at the end of 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(j) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net loss resulting from foreign currency transactions was $673,000, $762,000, and $274,000 in 1998, 1997, and 1996,
respectively.

(k) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(l)  Goodwill - Excess of cost over net assets acquired
(goodwill) is being amortized on a straight-line basis over seven to eight years. Accumulated amortization was $4,037,000 and $2,733,000 at the end of 1998 and 1997,
respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


(m) Comprehensive Income - The Company adopted statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income"  at the beginning of 1998.
This statement establishes requirements for reporting and display of comprehensive income and its components. The adoption of this statement had no effect on the previously reported net earnings or stockholders' equity.

(n) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o) Reclassifications - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentations.

2    Acquisition of Business

On March 16, 1998, the Company purchased all of the outstanding common stock of Multum Information Systems, Inc., (Multum) for $6.9 million. Multum is a supplier to the healthcare industry of drug knowledge databases and intelligent software components designed to improve the quality and cost-effectiveness of medical care. The Company plans to incorporate Multum's drug information and expert dosing component into its Health Network Architecture Millennium solutions to enable Multum's expert knowledge to become executable within the process of care delivery.

The acquisition has been accounted for using the purchase method of accounting with the operating results of Multum included in the Company's consolidated statement of earnings since the date of acquisition. Approximately $5,000,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and was treated as a one-time charge to earnings reducing after tax income for 1998 by $3.1 million or $.09 per share on a diluted basis. This acquisition would not have materially affected revenues, net earnings, or earnings per share on a pro forma basis for any period presented.

The acquired in-process research and development related to Multum's component based, drug information software development kit (SDK) for use in clinical information systems. Its components are designed for use in a variety of configurations and to provide complete control over the retrieval of drug information from Multum's knowledge databases. SDK was approximately 80% complete at the time of the acquisition. When Multum was acquired, it was projected that SDK would be completed in 12-18 months at an estimated cost of $1.9 million. The risks associated with completing SDK are like any other software development project and include changes in technology and competition. The SDK project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2000; no material changes from historical pricing, margins or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to estimated net cash flows. SDK was approximately 90% complete at the end of 1998; management expects it to be completed in 1999.

The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,581,000. The goodwill is being amortized straight-line over seven years.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

3    Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of-
completion method are recorded as deferred revenue.   A
summary of receivables is as follows:


       (In thousands)                1998       1997
                                  ---------------------
     Accounts receivable          $  72,747     54,908
     Contracts receivable            94,627     70,608
                                  ----------  ---------

     Total receivables            $ 167,374    125,516
                                  ==========  =========

Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 1998 and 1997 are amounts due from healthcare providers located in foreign countries of $12,071,000 and $9,950,000, respectively. Consolidated revenues include foreign sales of $17,545,000, $16,272,000, and $15,874,000, during 1998,
1997, and 1996, respectively. Consolidated long-lived assets at the end of 1998 and 1997, include foreign long-lived assets of $290,000 and $265,000, respectively.
Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 1998 and 1997 the allowance for estimated uncollectible accounts was $3,405,000 and $1,490,000, respectively.

4    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:


(In thousands)                                          1998         1997
                                                    ----------------------
Furniture and fixtures                             $  19,153       17,496
Computer and communications equipment                 59,280       41,898
Marketing equipment                                    1,913        1,222
Leasehold improvements                                13,543       10,803
Capital lease equipment                                  713          673
Land, buildings, and improvements                     32,437       29,669
                                                    ----------  -----------
                                                     127,039      101,761
Less accumulated depreciation and amortization        49,747       36,037
                                                    ----------  -----------

Total property and equipment, net                  $  77,292       65,724
                                                    ==========  ===========

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

5    Investments

Investments consist of the following:


(In thousands)                                              1998      1997
                                                        ------------------
Investments in available-for-sale equity securities     $    503       503
Less unrealized holding loss                                 431        --
                                                        --------  --------
Investment in available-for-sale equity securities, at
   at fair value                                              72       503
Investments in other equity securities, at cost           71,647     2,031
                                                        --------  --------

Total investments, net                                  $ 71,719     2,534
                                                        ========  ========


Included in investments in other equity securities in 1998 is common stock received as consideration for the sale of license software. There is no current market for the common stock. As a result, it was valued at $70,000,000 based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. The common stock is subject to certain lock-up provisions.

6    Indebtedness

The Company has a loan agreement with two banks that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (7.75% at January 2, 1999) or LIBOR (5.094% at January 2, 1999) plus 1.75%. The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At January 2, 1999, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/16% is payable quarterly on the unused portion of the revolving line of credit.

The Company has $30,000,000 of Senior Notes. The Senior Notes are payable in six equal annual installments beginning in August 1999. Interest is payable on February 1 and August 1 at a rate of 8.3%. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends.

The Company also has an obligation under a capital lease agreement, which is secured by the related equipment, for $30,000 ($61,000 at January 3, 1998) with interest at 8.5%, payable in monthly installments through September 1999.

The fair value of the Company's Senior Notes is estimated to be $31,848,000 based on current rates offered to the Company for debt of the same remaining maturities.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

7    Interest Income and Expense

A summary of interest income and expense is as follows:


(In thousands)                                1998     1997      1996
                                            ---------------------------

Interest income                            $  2,242    4,755     4,839
Interest expense                             (2,504)  (2,441)   (2,538)
                                            -------- --------  --------

Interest income (expense), net             $   (262)   2,314     2,301
                                            ======== ========  ========


8    Stock Options and Warrants

At January 2, 1999, the Company had four fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

Under Stock Option Plan C, the Company is authorized to grant to associates options to purchase up to 95,000 shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment. The Company has committed not to issue any more stock options under Stock Option Plan C.

Initially under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants, or advisors to the Company options to purchase up to 2,600,000 shares of common stock through January 1, 2000.
An additional 2,000,000 shares were approved by the Company's shareholders on May 22, 1998, increasing the total authorized to grant to 4,600,000 shares. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Under Stock Option Plan E, the Company is authorized to grant to associates who are not officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934, consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. The options are exercisable at a price and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

The Company has also granted 210,362 other non-qualified stock options under separate agreements to certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant.
These options vest over periods of up to six years and are exercisable for periods of up to ten years.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

A combined summary of the status of the Company's four fixed stock option plans and other stock options at the end of 1998, 1997, and 1996, and changes during these years ended is presented below:


                                   1998               1997                  1996
                           ----------------------------------------------------------------
                                     Weighted-             Weighted-            Weighted-
                           Number     average    Number     average    Number    average
                             of      exercise      of      exercise      of     exercise
Fixed options              Shares     price      Shares     price      Shares    price
-------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                  4,179,258  $17.74    3,196,072   $16.50     2,730,786 $15.95
Granted                    1,932,710   24.15    1,592,363    18.22       941,130  15.97
Exercised                   (185,335)   6.88     (310,531)    3.12      (401,754)  2.02
Forfeited                   (438,442)  17.57     (298,646)   17.50       (74,090) 12.52
--------------------------------------------------------------------------------------------
Outstanding at end of year 5,488,191  $20.38    4,179,258    17.24     3,196,072  16.50
                           ==========           ==========             ==========
Options exercisable at
  year-end                 1,111,943              876,376                838,143


The following table summarizes information about fixed and other stock options outstanding at January 2, 1999.


                   Options outstanding                                   Options exercisable
--------------------------------------------------------------   --------------------------------
                             Weighted-
  Range of      Number        average                                Number
  exercise   outstanding     remaining     Weighted-average       exercisable    Weighted-average
   prices    at 01/02/99  contractual life  exercise price        at 01/02/99     exercise price
-------------------------------------------------------------    ---------------------------------
$1.25-12.56     374,494        6.3 years       $  5.01               312,793        $  3.52
12.63-17.56   1,578,226       19.9               14.98               367,862          14.92
18.13-26.63   2,434,960       15.7               22.44               235,411          20.76
27.00-31.00   1,100,511       17.6               28.81               195,877          29.52
            -------------                                         ------------
 1.25-31.00   5,488,191       16.7               20.38             1,111,943          15.52
            =============                                         ============


Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $14.97, $10.99 and
$7.89, respectively, on the date of grant using the Black
Scholes option-pricing model with the following weighted-average assumptions:


                                  1998       1997        1996
                               ---------------------------------
Expected years until exercise        8          8           8
Risk-free interest rate           5.0%       6.2%        6.3%
Expected stock volatility        58.5%      56.9%       49.2%
Expected dividend yield             0%         0%          0%


Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share on a diluted basis would have been reduced by approximately $5,929,000 or $.18 per share in 1998, approximately $3,965,000 or $.12 per share in 1997 and approximately $3,023,000 or $.09 per share in 1996.

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

In November 1998, the Company entered into an agreement with General Electric Company (GE) to integrate the Company's Health Network Architecture Millennium RadNet Radiology Information System with GE Medical Systems' Picture Archive and Communication Systems technology. In conjunction with the agreement, the Company sold GE 670,000 shares of common stock for $14,874,000 and granted warrants for the purchase of 500,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date ($25.49). The warrants become exercisable provided certain conditions are met, including achievement of certain levels of revenue. The warrants expire after seven years or thirty days after termination of the agreement.

9    Income Taxes

Income tax expense (benefit) for the years ended 1998, 1997, and 1996, consists of the following:


  (In thousands)                 1998       1997       1996
                               ----------------------------
  Current:
  Federal                     $  (1,929)     916      1,403
  State                          (1,061)      80        136
  Foreign                          (147)      94        218
                               --------- -------    -------
  Total current                  (3,137)   1,090      1,757
                               --------- -------    -------
  Deferred:
  Federal                        13,634    7,338      2,553
  State                           1,565      908        341
  Foreign                           617       --         --
                               --------- -------    -------
  Total deferred                 15,816    8,246      2,894
                               --------- -------    -------

  Total income tax expense    $  12,679    9,336      4,651
                               ========= =======    =======

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 1998 and 1997 relate to the following:


  (In thousands)                                1998            1997
                                              -------------------------
  Deferred Tax Assets

  Acquisition accrual                         $    2,033          --
  Accrued expenses                                 3,223       2,028
  Separate return net operating losses             1,577       1,577
  Other                                            1,076       2,190
                                               ----------   ---------
  Total deferred tax assets                        7,909       5,795
                                               ----------   ---------

  Deferred Tax Liabilities

  Software development costs                     (20,695)    (15,205)
  Contract and service revenues and costs        (32,255)    (23,316)
  Depreciation and amortization                   (3,856)     (1,577)
  Other                                           (2,867)     (1,645)
                                               ----------   ---------
  Total deferred tax liabilities                 (59,673)    (41,743)
                                               ----------   ---------

  Net deferred tax liability                  $  (51,764)    (35,948)
                                               ==========   =========

The effective income tax rates for 1998, 1997, and 1996 were 38%, 38%, and 36%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:


  (In thousands)                                   1998     1997     1996
                                                ---------------------------

  Tax expense at statutory rates              $  11,644    8,569    4,516
  State income tax, net of federal benefit        1,280      632      310
  Other, net                                       (245)     135     (175)
                                               ---------  ------  --------

  Total income tax expense                    $  12,679    9,336    4,651
                                               =========  ======   =======


Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1998, 1997, and 1996 benefits of $621,000, $521,000, and $260,000, respectively, are treated as increases to additional paid-in capital.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10   Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the
Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to an annual maximum of $600 per participant. The Company's expense for the plan amounted to $1,005,000, $761,000, and $560,000 for 1998,
1997, and 1996, respectively.

11   Commitments

The Company is committed under operating leases for office space through December 2004. Rent expense for office and warehouse space for the Company's regional and international offices for 1998, 1997, and 1996 was $1,847,000, $1,759,000, and $1,580,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable leases are as follows:


               Years
              -----------------------------
               1999          $ 2,438
               2000            1,437
               2001              935
               2002              438
               2003              238
               2004              171


12   Real Estate Lease Revenue

The Company leases space to unrelated parties in its Kansas
City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $1,795,000, $1,694,000, and $2,383,000 in 1998, 1997, and
1996, respectively. Future minimum lease revenues (in thousands) under these noncancelable operating leases expiring through 2002 are as follows:


                Years
               -----------------------
               1999          $  685
               2000             303
               2001              32
               2002              26


13   Stockholders' Equity

At the end of 1998 and 1997, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14   Quarterly Results (unaudited)

Selected quarterly financial data for 1998 and 1997 is set forth below:

(In thousands,except per share data)

                                      Earnings
                                       before                Basic      Diluted
                                       Income     Net       earnings    earnings
                            Revenue     taxes   earnings    per share   per share
                          -------------------------------------------------------------


1998 quarterly results:

April 4                    $ 73,674     1,106      671        .02         .02
July 4                       79,152     8,726    5,369        .16         .16
October 3                    82,832    10,185    6,348        .19         .19
January 2                    95,244    13,251    8,201        .26         .24
------------------------------------------------------------------------------

Total                     $ 330,902    33,268   20,589        .63         .61
                           ========    ======   ======      =====        =====

1997 quarterly results:

March 29                  $  51,129     3,123    1,936        .06         .06
June 28                      63,320     5,478    3,324        .10         .10
September 27                 60,777     7,203    4,445        .13         .13
January 3                    69,831     8,680    5,443        .17         .16
------------------------------------------------------------------------------

Total                     $ 245,057    24,484   15,148        .46        .45
                           ========   =======   ======       ====        =====



                           Cerner Corporation
                    Valuation and Qualifying Accounts            Schedule II


                                     Additions
                        Balance at   Charged to
                        Beginning    Costs and                 Balance at
     Description        of Period     Expenses   Deductions   End of Period
---------------------------------------------------------------------------
For Year Ended January 3, 1998
Doubtful Accounts      $ 1,121,000   $  369,000   $        0   $ 1,490,000

Sales Allowances       $         0   $        0   $        0   $         0



                                     Additions
                        Balance at   Charged to
                        Beginning    Costs and                 Balance at
     Description        of Period     Expenses   Deductions   End of Period
---------------------------------------------------------------------------
For Year Ended January 2, 1999
Doubtful Accounts      $ 1,490,000   $ 1,915,000  $        0   $ 3,405,000

Sales Allowances       $         0   $         0  $        0   $         0



                   Independent Auditors' Report
                  on Financial Statement Schedule



  The Board of Directors
  Cerner Corporation:


  Under   date  of  February  3,  1999,  we  reported  on   the
  consolidated balance sheets of Cerner Corporation and subsidiaries as of January 2, 1999 and January 3, 1998 and the related consolidated statements of earnings, changes in equity, and cash flows for each of the years in the three-year period ended January 2, 1999. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                             KPMG LLP

  Kansas City, Missouri
  February 3, 1999