Form 10-Q
period 1999-04-03
CERNER CORP /MO/
filed 1999-05-18
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 3, 1999
                                    ------------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to___________


              Commission File Number        0-15386
                                     ----------------------

                       CERNER CORPORATION
     (Exact name of registrant as specified in its charter)


          Delaware                         43-1196944
  ------------------------            -----------------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                         (816) 201-1024
  ------------------------------------------------------------
  (Address of Principal Executive Offices, including zip code;
       registrant's telephone number, including area code)

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

      There were 33,600,380 shares of Common Stock, $.01 par value, outstanding at April 3, 1999.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------



Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of April 3, 1999
          and January 2, 1999 (unaudited)                            1

          Consolidated Statements of Earnings for the
          three months ended April 3, 1999
          and April 4, 1998 (unaudited)                              2

          Consolidated Statements of Cash Flows
          for the three months ended April 3, 1999
          and April 4, 1998 (unaudited)                              3

          Notes to Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              6

Part II.      Other Information:

Item 6.       Exhibits and Reports on Form 8-K                      13

Part I. Financial Information
Item 1. Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                             April 3,       January 2,
(In thousands)                                 1999            1999
                                            ----------      ----------

Assets
  Current Assets:
  Cash and cash equivalents                 $  34,913       $  42,658
  Receivables                                 165,876         167,374
  Inventory                                     2,621           2,651
  Prepaid expenses and other                    4,001           4,234
                                            ----------      ----------
  Total current assets                        207,411         216,917

  Property and equipment, net                  75,881          77,292
  Software development costs, net              58,714          54,971
  Intangible assets, net                        8,574           8,884
  Investments, net                             71,590          71,719
  Other assets                                  6,594           6,702
                                            ----------      ----------

                                            $ 428,764       $ 436,485
                                            ==========      ==========

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                          $  15,245       $  14,092
  Current installments of long-term debt        5,021           5,030
  Deferred revenue                             24,301          33,921
  Income taxes                                 25,880          26,057
  Accrued payroll and tax withholdings         14,593          16,625
  Other accrued expenses                        1,626           2,511
                                            ----------      ----------

  Total Current Liabilities                    86,666          98,236
                                            ----------      ----------

  Long-term debt, net                          25,000          25,000
  Deferred income taxes                        22,670          22,106
  Deferred revenue                             20,000          20,000

  Stockholders' Equity:
  Common stock, $.01 par value,
     150,000,000 shares authorized,
     34,801,898 shares issued in 1999
     and 34,674,164 issued in 1998                348             347
  Additional paid-in capital                  165,499         165,239
  Retained earnings                           129,676         126,862
  Treasury stock, at cost (1,201,518
     shares in 1999 and 1998)                 (20,796)        (20,796)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment      (149)           (243)
    Unrealized loss on available-for-sale
       equity security (net of deferred
       tax asset of $92 for 1999 and
       $165 for 1998)                            (150)           (266)
                                            ----------      ----------

     Total stockholders' equity               274,428         271,143
                                            ----------      ----------

                                            $ 428,764       $ 436,485
                                            ==========      ==========


See notes to consolidated financial statements.


               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)


                                                    Three Months
                                                        Ended

                                               April 3,       April 4,
                                             --------------------------

                                                1999            1998
                                             ----------      ----------
(In thousands, except per share data)
Revenues:
  System sales                               $  60,813       $  53,373
  Support and maintenance                       22,365          18,012
  Other                                          3,565           2,289
                                             ----------      ----------

  Total revenues                                86,743          73,674
                                             ----------      ----------

Costs and expenses:
  Cost of revenues                              23,568          22,072
  Sales and client service                      34,103          25,950
  Software development                          17,526          13,634
  General and administrative                     6,672           6,034
  Write-off of in-process
     research and development                       --           5,038
                                             ----------      ----------

  Total costs and expenses                      81,869          72,728
                                             ----------      ----------

Operating earnings                               4,874             946

  Interest income (expense), net                  (331)            160
                                             ----------      ----------

Earnings before income taxes                     4,543           1,106
  Income Taxes                                   1,726             435
                                             ----------      ----------

Net earnings                                 $   2,817       $     671
                                             ==========      ==========

Basic earnings per share                     $     .08       $     .02
                                             ==========      ==========

Basic weighted average shares outstanding       33,559          32,669
                                             ----------      ----------

Diluted earnings per share                   $     .08       $     .02
                                             ==========      ==========

Diluted weighted average shares outstanding     33,923          33,352
                                             ----------      ----------


See notes to consolidated financial statements.


               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                       Three Months Ended

                                               April 3, 1999      April 4, 1998
                                               -------------      -------------
(In thousands)

Cash flows from operating activities:
 Net earnings                                      $   2,817    $     671
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                     7,606        5,915
     Issuance of stock as compensation                    41           --
     Write-off of acquired in-process research
        and development                                   --        5,038
     Non-employee stock option compensation expense       57           --
     Equity in losses of investee companies              590          151
     Provision for deferred income taxes                 492       (1,940)
     Tax benefit from disqualifying dispositions
        of stock options                                  11           --

 Changes in assets and liabilities:
     Receivables, net                                  1,498      (12,148)
     Inventory                                            31         (142)
     Prepaid expenses and other                           56         (894)
     Accounts payable                                  1,153        1,917
     Accrued income taxes                               (178)       2,114
     Deferred revenue                                 (9,620)        (511)
     Other accrued liabilities                        (2,917)         748
                                                    ---------    ---------
 Total adjustments                                    (1,180)         248
                                                    ---------    ---------
 Net cash provided by operating activities             1,637          919
                                                    ---------    ---------
Cash flows from investing activities:
     Purchase of capital equipment                    (2,031)      (4,012)
     Acquisition of business                              --       (6,874)
     Investment in investee companies                   (272)        (250)
     Capitalized software development costs           (7,316)      (5,750)
                                                    ---------    ---------
 Net cash used in investing activities                (9,619)     (16,886)
                                                    ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                          (9)         (10)
     Proceeds from exercise of options                   152          638
                                                    ---------    ---------
 Net cash provided by financing activities               143          628
                                                    ---------    ---------
 Foreign currency translation adjustment                  94           (5)
                                                    ---------    ---------

 Net decrease in cash and cash equivalents            (7,745)     (15,344)

 Cash and cash equivalents at beginning of year       42,658       77,543
                                                    ---------    ---------

 Cash and cash equivalents at end of year          $  34,913    $  62,199
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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 3, 1999 and January 2, 1999 and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" at the beginning of 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended April 3, 1999 and April 4, 1998, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized loss on available-for-sale equity security adjustments amounted to $3,207,000 and $666,000, respectively.

(2) Earnings Per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and denominators of the basic and diluted per-share computations is as follows:




                               April 3, 1999                      April 4, 1998
                  -----------------------------------------------------------------------

                   Earnings      Shares     Per-Share  Earnings      Shares     Per-Share
                  (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount
                  -----------------------------------------------------------------------
Basic earnings
 per share
Income available
 to common
 stockholders      $   2,817       33,559   $   .08         671         32,669    $  .02


Effect of dilutive
 securities
Stock options             --          364                    --            683

Diluted earnings
 per share Income
 available to common
 stockholders
 including assumed-----------------------------------------------------------------------
 conversions      $    2,817       33,923   $   .08         671         33,352    $  .02
                  =======================================================================


(3)    Acquisition of Business

     On March 16, 1998, the Company purchased all of the outstanding common stock of Multum Information Systems, Inc., (Multum) for $6,900,000 million. Multum is a supplier to the healthcare industry of drug knowledge databases and intelligent software components that improve the quality and cost-effectiveness of medical care. The Company plans to incorporate Multum's drug information and expert dosing component into its Health Network Architecture Millennium solutions to enable Multum's expert knowledge to become executable within the process of care delivery.

     The acquisition has been accounted for using the purchase method of accounting with the operating results of Multum included in the Company's consolidated statement of earnings since the date of acquisition. Approximately, $5,000,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and was treated as a one-time charge to earnings reducing after tax income for the quarter ended April 4, 1998 by $3,100,000 million or $.09 per share on a diluted basis. This acquisition would not have materially affected revenues, net earnings, or net earnings per share on a pro forma basis for any period presented.

      The acquired in-process research and development related to Multum's component based, drug information software development kit (SDK) for use in clinical information systems. Its components are designed for use in a variety of configurations and to provide complete control over the retrieval of drug information from Multum's knowledge databases. SDK was approximately 80% complete at the time of the acquisition. When Multum was acquired, it was projected that SDK would be completed in 12-18 months at an estimated cost of $1,900,000. The risks associated with completing SDK are like any other software development project and include changes in technology and competition. The SDK project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2000; no material changes from historical pricing, margins or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to estimated net cash flows. SDK was approximately 95% complete at the end of the first quarter of 1999; management expects it to be completed in 1999.

     The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,581,000. The goodwill is being amortized straight-line over seven years.

(4)  Borrowings

     On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated as of April 1, 1999. The series A Senior Notes, with a $60,000,00 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are
due April, 15, 2009.   The proceeds will be used  to  retire  the
Company's existing $30,000,000 of debt, fund proposed capital improvements and strengthen the Company's cash position.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
---------------------

Three Months Ended April 3, 1999 Compared to Three Months Ended April 4, 1998

The Company's revenues increased 18% to $86,743,000 for the three-month period ended April 3, 1999 from $73,674,000 for the three-month period ended April 4, 1998. Net earnings increased 320% to $2,817,000 in the 1999 period from $671,000 for the 1998 period.
Excluding  a  one-time  write-off  of  in-process  research   and
development,   net  earnings  would  have  decreased   25%   from
$3,769,000, relative to the 1998 period.

System sales revenues increased 14% to $60,813,000 for the three-month period ended April 3, 1999 from $53,373,000 for the corresponding period in 1998. This increase in system sales resulted primarily from an increase in the sale of additional hardware and software products to the installed client base. The revenue from the sale of additional hardware and software products to the installed client base increased 58% in the first quarter of 1999 over the same period in 1998.

At April 3, 1999, the Company had $315,065,000 in contract backlog and $155,757,000 in support and maintenance backlog, compared to $230,529,000 in contract backlog and $138,395,000 in support and maintenance backlog at April 4, 1998.

Support  and  maintenance revenues increased 24%  to  $22,365,000 during the first quarter of 1999 from $18,012,000 during the same period in 1998. This increase was due primarily to the increase in the Company's installed and converted client base.

Other  revenues increased 56% to $3,565,000 in the first  quarter
of  1999  from  $2,289,000  in the same  period  of  1998.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 27% of total revenues in the first quarter of 1999 compared to 30% in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 39% and 35% in the first quarter of 1999 and 1998, respectively. The increase in total sales and client service expenses to $34,103,000 in 1999 from $25,950,000 in 1998 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 1999 and 1998 were $21,269,000 and $16,720,000, respectively. These amounts exclude amortization. Capitalized software costs were $7,316,000 and $5,750,000 for the first quarter of 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first quarter of both 1999 and 1998. Total general and administrative expenses for the first quarter of 1999 and 1998 were $6,672,000 and $6,034,000, respectively.

Write-off of in process research and development in the first quarter or 1998 is a one-time expense resulting from the acquisition of Multum.

Net  interest expense was $331,000 in the first quarter  of  1999 compared to net interest income of $160,000 in the first  quarter
of  1998.   This  decrease is primarily  due  to  a  decrease  in
invested cash.

The Company's effective tax rates were 38% and 39% for the first quarter of 1999 and 1998, respectively.


Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $34,913,000 at April 3, 1999 and working capital of $120,745,000. The Company generated net cash from operations of $1,637,000 and $919,000 during the three month periods ended April 3, 1999 and April 4, 1998, respectively. The Company acquired Multum on March 16, 1998 for $6,900,000. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of April 3, 1999.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 24% in the first quarter of 1999 over the first quarter of 1998, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products
proceed   and  the  amounts  the  Company  invests  in   software
development and capital expenditures. The Company's liquidity has decreased over the three year period ended April 3, 1999 due primarily to increased investment in software development and
increase  in  receivables due to increased  sales.   The  Company
expects that its cash position will decrease during the second quarter of 1999 as it continues its investment in software development, but the Company expects to have an increase in its
cash  position  for  the fourth quarter  of  1999.   The  Company
believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 1999. In addition to the Company's $18,000,000 line of credit, it has obtained additional debt capital in order to provide greater financial flexibility.

The effects of inflation were minimal on the Company's business during the period discussed herein.


Factors that may Affect Future Results of Operations, Financial Condition
-------------------------------------------------------------------------
or Business
-----------

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

Quarterly  Operating Results May Vary -   The Company's quarterly
-------------------------------------
operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company's products and services, the Company's long sales cycle, the long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's HNA Millennium products, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the customer. The sale may be subject to delays due to customers' internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company's expenses are relatively fixed.

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

Stock  Price  May  Be  Volatile -    The  trading  price  of  the
-------------------------------
Company's  common  stock may be volatile.   The  market  for  the
Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control.

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

Market  Risk  of  Investments  - The  Company  accounts  for  its
-----------------------------
investments in equity securities which have readily determinable fair values as available-for sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Included in the Company's investments is the ownership of  19.9%
of the common stock of CareInsite, Inc. ("CareInsite") formerly known as Synetic Healthcare Communications, Inc. There is no current market for this common stock and it is not accounted for as available-for-sale. As a result, the stock was valued at $70,000,000 based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows.
The common stock is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. Synetic, Inc., the parent of CareInsite, has publicly announced that CareInsite plans to conduct an initial public offering of its shares. The Company has agreed to purchase additional CareInsite shares in that offering which may maintain its proportionate ownership of CareInsite. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At April 3, 1999, marketable securities of the Company were recorded at a fair value of approximately $35 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as they are held to maturity.

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

Changes in the Healthcare Industry -   The healthcare industry is
----------------------------------
highly regulated and is subject to changing political, economic and regulatory influences. For example, The Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to
Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

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

Significant Competition -   The market for healthcare information
-----------------------
systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system, and the potential for enhancements and future compatible products.

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

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer compet-itive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the Company's success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced products that satisfy changing customer require-ments and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or
-----------------------------------------------------------------
May Be Infringed Upon -  The Company relies upon a combination of
---------------------
trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company has not historically filed patent applications or copyrights covering its software technology. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Government  Regulation  -   The  United  States  Food  and   Drug
----------------------
Administration (the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post- marketing conditions, such as device investigation, approval, labeling and manufacturing. Complying with these FDA regulations would be time consuming, burdensome and expensive. The Company expects that the FDA is likely to become more active in regulating computer software that is used in healthcare.

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

Product  Related  Liabilities -   Many of the Company's  products
-----------------------------
provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company main-tains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.
A successful claim brought
against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

Year  2000 -  The following statements are a "Year 2000 Readiness
----------
Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Computer programs that use two digits to identify a year may fail or create errors in the year 2000, leading to system failures or miscalculations causing disruptions to the operations of the user. The Company has conducted a Year 2000 review of its operations focusing on the Company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the Company's internal operations.

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

Although the Company believes its Year 2000 review and the actions it has taken and plans to take in response to the review are appropriate, there can be no assurance that the review identified all possible issues or that all identified issues will be satis-factorily resolved. A material failure of the Company's internal systems to be Year 2000 compliant, a material failure in suppliers of the computers, operating systems and databases used in conjunction with the Company's products to be Year 2000 compliant or a material delay in client projects related to Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition.

System   Errors   and  Warranties  -    The  Company's   systems,
---------------------------------
particularly the Millennium versions, are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company's agreements with its clients typically provide warranties against material errors and other matters. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contract with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover   Defenses  -    The  Company's  charter,   bylaws,
------------------------
shareholders' rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (i) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (ii) blank check preferred stock, (iii) supermajority voting provisions, (iv) inability of stockholders to act by written consent or call a special meeting, (v) limitations on the ability of stockholders to nominate directors or make proposals at stockholder meetings, and (vi) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company's common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                Exhibit 11  Computation of Earnings per Share

                Exhibit 27  Financial Data Schedule

           (b)  Reports on Form 8-K

                A Form 8-K was filed by the Company on March 18,
                1999, reporting amendments to the Rights Agreement, dated as of November 21, 1996, between the Company and UMB Bank, n.a.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



May 17, 1999                       By:\s\Marc G. Naughton
------------                          -----------------------
   Date                               Marc G. Naughton
                                      Chief Financial Officer