Form 10-Q
period 1999-07-03
CERNER CORP /MO/
filed 1999-08-17
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 3, 1999
                                  -------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to_________________


              Commission File Number        0-15386
                                    ---------------

                                CERNER CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   43-1196944
--------------------------------                    --------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)


                             2800 Rockcreek Parkway
                          Kansas City, Missouri  64117
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

                          Yes    X       No
                             -------        ------
    There were 33,619,848 shares of Common Stock, $.01 par value, outstanding at July 3, 1999.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------



Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of July 3, 1999 (unaudited)
          and January 2, 1999                                            1

          Consolidated Statements of Operations for the
          three months and six months ended July 3, 1999
          and July 4, 1998 (unaudited)                                   2

          Consolidated Statements of Cash Flows
          for the six months ended July 3, 1999
          and July 4, 1998 (unaudited)                                   3

          Notes to Consolidated Financial Statements                     4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7

Part II.  Other Information:

Item 4    Submission of Matters to a Vote of Security Holders           16

Item 6.   Exhibits and Reports on Form 8-K                              16

Part I.  Financial Information
Item 1. Financial Statements


                    CERNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                    July 3,     January 2,
(In thousands)                                       1999          1999
                                                  ----------    ----------
Assets
  Current Assets:
  Cash and cash equivalents                       $  82,134     $  42,658
  Receivables                                       155,297       167,374
  Inventory                                           2,550         2,651
  Prepaid expenses and other                          4,791         4,234
                                                  ----------    ----------

  Total current assets                              244,772       216,917

  Property and equipment, net                        78,613        77,292
  Software development costs, net                    62,670        54,971
  Intangible assets, net                              8,240         8,884
  Investments, net                                  147,413        71,719
  Other assets                                       10,979         6,702
                                                  ----------    ----------
                                                  $ 552,687     $ 436,485
                                                  ==========    ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                $  11,797     $  14,092
  Current installments of long-term debt                 11         5,030
  Deferred revenue                                   20,097        33,921
  Income taxes                                       22,885        26,057
  Accrued payroll and tax withholdings               16,416        16,625
  Other accrued expenses                              1,334         2,511
                                                  ----------    ----------

  Total current liabilities                          72,540        98,236
                                                  ----------    ----------

  Long-term debt, net                               100,000        25,000
  Deferred income taxes                              49,158        22,106
  Deferred revenue                                   18,000        20,000

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
    shares authorized, 34,821,366 shares issued
    in 1999 and 34,674,164 issued in 1998               348           347
  Additional paid-in capital                        165,623       165,239
  Retained earnings                                 128,544       126,862
  Treasury stock, at cost (1,201,518 shares
    in 1999 and 1998)                               (20,796)      (20,796)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment              92          (243)
    Unrealized gain (loss) on available-for-sale
      equity security (net of deferred taxes
      of $24,270 for 1999 and ($165) for 1998)       39,178          (266)
                                                  ----------    ----------

  Total stockholders' equity                        312,989       271,143
                                                  ----------    ----------

                                                  $ 552,687     $ 436,485
                                                  ==========    ==========

See notes to consolidated financial statements.


                        CERNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                                    Three Months Ended      Six Months Ended
                                   -------------------------------------------
                                     July 3,   July 4,    July 3,      July 4,
                                   --------------------- ---------------------

                                      1999       1998       1999        1998
                                   ---------- ---------- ---------- ----------

(In thousands, except per share data)

Revenues:
  System sales                     $  54,206  $  58,219  $ 115,019  $ 111,592
  Support and maintenance             22,918     18,709     45,283     36,721
  Other                                5,658      2,224      9,223      4,513
                                   ---------- ---------- ---------- ----------

  Total revenues                      82,782     79,152    169,525    152,826
                                   ---------- ---------- ---------- ----------

Costs and expenses:
  Cost of revenues                    21,932     21,237     45,500     43,309
  Sales and client service            34,153     28,110     68,256     54,060
  Software development                18,520     14,520     36,046     28,154
  General and administrative           6,773      6,475     13,445     12,509
  Write-off of in-process
    research and development               -          -          -      5,038
                                   ---------- ---------- ---------- ----------

  Total costs and expenses            81,378     70,342    163,247    143,070
                                   ---------- ---------- ---------- ----------

Operating earnings                     1,404      8,810      6,278      9,756

  Interest income (expense),net         (976)       (84)    (1,307)        76
                                   ---------- ---------- ---------- ----------

Earnings before income taxes
  and extraordinary item                 428      8,726      4,971      9,832
  Income Taxes                           168      3,357      1,894      3,792
                                   ---------- ---------- ---------- ----------

Earnings before extraordinary item $     260  $   5,369  $   3,077  $   6,040
                                   ---------- ---------- ---------- ----------

Extraordinary loss on early
  extinguishment of debt, net of
  taxes of $865                        1,395          -      1,395          -
                                   ---------- ---------- ---------- ----------

Net earnings (loss)                $  (1,135) $   5,369  $   1,682  $   6,040
                                   ========== ========== ========== ==========

Basic earnings (loss) per share:

Basic earnings per share
  before extraordinary item        $     .01  $     .16  $     .09  $     .18
                                   ========== ========== ========== ==========
Basic earnings (loss) per share    $    (.03) $     .16  $     .05  $     .18
                                   ========== ========== ========== ==========

Basic weighted average shares
  outstanding                         33,615     32,741     33,587     32,705
                                   ---------- ---------- ---------- ----------

Diluted earnings (loss) per share:

Diluted earnings per share
  before extraordinary item        $     .01  $     .16  $     .09  $     .18
                                   ========== ========== ========== ==========
Diluted earning (loss) per share   $    (.03) $     .16  $     .05  $     .18
                                   ========== ========== ========== ==========

Diluted weighted average shares
  outstanding                         33,911     33,661     33,918     33,497
                                   ---------- ---------- ---------- ----------

See notes to consolidated financial statements.


                        CERNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                        Six Months Ended
                                                   ---------------------------
                                                   July 3, 1999   July 4, 1998
(In thousands)                                     ------------   ------------

Cash flows from operating activities:
 Net earnings                                         $   1,682   $   6,040
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                       15,562      11,970
     Extraordinary item, net of tax                       1,395           -
     Issuance of stock as compensation                       40           -
     Non-employee stock option compensation expense         116           -
     Write-off of acquired in-process
       research and development                               -       5,038
     Equity in losses of investee companies                 890         488
     Provision for deferred income taxes                    155       3,285
     Tax benefit from disqualifying dispositions
       of stock option                                       11           -
     Loss on disposal of capital equipment                  178         147

 Changes in assets and liabilities:
     Receivables, net                                    12,077     (23,396)
     Inventory                                              101        (125)
     Prepaid expenses and other                            (914)     (2,140)
     Accounts payable                                    (4,548)       (851)
     Accrued income taxes                                   155           -
     Deferred revenue                                   (15,824)      1,272
     Other accrued liabilities                           (1,386)       (422)
                                                      ----------  ----------
 Total adjustments                                        8,008      (4,734)
                                                      ----------  ----------
 Net cash provided by operating activities                9,690       1,306
                                                      ----------  ----------
Cash flows from investing activities:
     Purchase of capital equipment                       (6,414)     (8,443)
     Acquisition of Business                                  -      (6,874)
     Investment in investee companies                   (12,705)       (567)
     Advances to investee company                          (750)          -
     Executive stock purchase program                    (3,343)          -
     Capitalized software development costs             (14,967)    (11,862)
                                                      ----------  ----------
 Net cash used in investing activities                  (38,179)    (27,746)
                                                      ----------  ----------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt            99,568           -
     Repayment of long-term debt                        (30,019)        (22)
     Prepayment penalty on early extinguishment of debt  (2,137)          -
     Proceeds from exercise of options                      218       1,096
                                                      ----------  ----------
 Net cash provided by financing activities               67,630       1,074
                                                      ----------  ----------
 Foreign currency translation adjustment                    335        (155)
                                                      ----------  ----------

 Net increase (decrease) in cash and cash equivalents    39,476     (25,521)

 Cash and cash equivalents at beginning of year          42,658      77,543
                                                      ----------  ----------

 Cash and cash equivalents at end of year             $  82,134   $  52,022
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 3, 1999 and January 2, 1999 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" at the beginning of 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the six months ended July 3, 1999 and July 4, 1998, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized gain on available-for-sale equity security adjustments amounted to $41,461,000 and $5,885,000, respectively.

(2) Earnings Per Share

Basic earning per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and denominators of the basic and diluted per-share computations is as follows:



                              July 3, 1999                       July 4, 1998
                 ---------------------------------------------------------------------
                  Earnings     Shares    Per-Share   Earnings     Shares    Per-Share
                 (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount
                 ---------------------------------------------------------------------

Earnings per share before extraordinary item
--------------------------------------------

Basic earnings
  per share:
Income available
to common
Stockholders       $   260     33,615     $  .01       5,369      32,741    $  .16

Effect of dilutive
securities
(stock options)          -        296                      -         920

Diluted earnings
  per share:
Income available to
common stockholders
including assumed -----------------------------------------------------------------
conversions       $   260      33,911     $  .01       5,369      33,661    $  .16
                  =================================================================


                              July 3, 1999                       July 4, 1998
                 ---------------------------------------------------------------------
                  Earnings     Shares    Per-Share   Earnings     Shares    Per-Share
                 (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount
                 ---------------------------------------------------------------------
Net earnings (loss) per share
-----------------------------
Basic earnings
  (loss) per share:
Income (loss) avail-
able to common
stockholders      $(1,135)     33,615     $ (.03)      5,369      32,741    $  .16

Effect of dilu-
tive securities
(stock options)         -         296                      -         920

Diluted earnings
  (loss) per share:
Income (loss)
available to common
stockholders includ-
ing assumed       ----------------------------------------------------------------
conversions       $(1,135)     33,911     $ (.03)      5,369      33,661    $  .16
                  ================================================================

(3)  Borrowings

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

(4)  Investments

Included  in  the  Company's  investments  is  the  ownership  of
13,149,319   shares (18.7%) of common which includes purchases of
711,759 shares of common stock at a price of $11,804,000 during the second quarter of 1999 of CareInsite, Inc.("CareInsite"), formerly known as Synetic Healthcare Communications, Inc., which have a cost basis of $81,804,000 and a carrying value of $145,548,000 at July 3, 1999.

On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is now traded in the public market and listed on the Nasdaq National Market. The common stock of CareInsite, held by the Company, is not registered and is subject to certain lock-up provisions.

Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) the Company is required to mark to market those shares which are classified as available for sale securities. Due to the lock-up provisions of the stock, not all shares owned by the Company are available-for-sale. However, SFAS No. 115 permits that shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four preceding calendar weeks. As of July 3, 1999, the Company has marked to market 1,393,400 shares of CareInsite common stock that are considered available-for-sale under Rule 144 and SFAS No. 115. The market value of these shares is $71,586,000, at July 3, 1999.

If the Company realizes certain
performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a exercise price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. The Company was also granted by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). These warrants are exercisable only in the event that The Health Information Network Connection, LLC ("THINC") exercises warrants granted to them by CareInsite at $4.00 per share. THINC, may exercise their warrants 180 days after the initial public offering of CareInsite. No amounts have been recognized in the consolidated financial statements for either the Performance Shares or the THINC warrants due to the uncertainty of the future events.


(5)  Related Party Transactions

On April 30, 1999, the Company loaned $3,343,000 to the Company's senior management under the terms of the Executive Stock Purchase Program ("Program"). The purpose of the Program is to advance the interests of the Company, the Company's senior management, and the Company's shareholders by offering the Company's senior management an incentive to purchase shares of the Company's stock
on  the  open  market.   Pursuant to  the  Program,  the  Company
provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year
loan   term,   unless   the   executive  terminates   employment.
Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The program also provides for the grant of stock options based on the number of shares purchased under the program. The options are subject to certain vesting rights.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months Ended July 3, 1999 Compared to Three  Months  Ended
July 4, 1998

The Company's revenues increased 5% to $82,782,000 for the three-month period ended July 3, 1999 from $79,152,000 for the three-
month   period   ended  July  4,  1998.   Net  earnings,   before
extraordinary item were $260,000 for the three-month period ended July 3, 1999, compared to $5,369,000 for the three-month period
ended  July  4,  1998.   The  decrease in  net  earnings,  before
extraordinary item, is due to a decrease in new contract bookings in the three-month period ended July 3, 1999 compared to the three-month period ended July 4, 1998. The Company believes that this decrease is due primarily to delays in purchasing decisions
related  to Year 2000 and the Balance Budget Act of 1997.   After
the  extraordinary item, which resulted from a prepayment penalty
and   write-off   of   deferred  loan  costs   from   the   early
extinguishment of debt, the Company incurred a loss of $1,135,000, net of tax,for the three month period ended July 3, 1999.

System sales revenues decreased 7% to $54,206,000 for the three-month period ended July 3, 1999 from $58,219,000 for the corresponding period in 1998. This decrease in system sales resulted primarily from a decrease in new business signed in the three-month period ended July 3, 1999 compared to the three-month period ended July 4, 1998.

At July 3, 1999, the Company had $323,292,000 in contract backlog and $157,957,000 in support and maintenance backlog, compared to $266,765,000 in contract backlog and $144,360,000 in support and maintenance backlog at July 4, 1998.

Support and maintenance revenues increased 23% to $22,918,000 during the second quarter of 1999 from $18,709,000 during the same period in 1998. This increase was due primarily to the increase in the Company's installed and converted client base.

Other revenues increased 154% to $5,658,000 in the second quarter
of  1999  from  $2,224,000  in the same  period  of  1998.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 26% of total revenues in the second quarter of 1999 compared to 27% in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 36% in the second quarter of 1999 and 1998, respectively. The increase in total sales and client service expenses to $34,153,000 in 1999 from $28,110,000 in 1998 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 1999 and 1998 were $22,476,000 and $17,973,000, respectively. These amounts exclude amortization. Capitalized software costs were $7,651,000 and $6,112,000 for the second quarter of 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the second quarter of both 1999 and 1998. Total general and administrative expenses for the second quarter of 1999 and 1998 were $6,773,000 and $6,475,000, respectively.

Net interest expense was $976,000 in the second quarter of 1999 compared to $84,000 in the second quarter of 1998. This increase is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

The Company's effective tax rates were 39% and 38% for the second quarter of 1999 and 1998, respectively.

Six  Months Ended July 3, 1999 Compared to Six Months Ended  July
4, 1998

The Company's revenues increased 11% to $169,525,000 for the six-month period ended July 3, 1999 from $152,826,000 for the six-month period ended July 4, 1998. Net earnings before extraordinary item were $3,077,000 for the six-months ended July 3, 1999, compared to $6,040,000 for the six-months ended July 4, 1998. The decrease in net earnings, before extraordinary item, is due to a decrease in new contract bookings in the six-month period ended July 3, 1999 compared to the six-month period ended July 4, 1998. The Company believes that this decrease is due primarily to delays in purchasing decisions related to Year 2000 and the Balance Budget Act of 1997. After the extraordinary item, which resulted from a prepayment penalty and write-off of deferred loan costs from the early extinguishment of debt, net earnings were $1,682,000 for the first six-months of 1999.

System sales revenues increased 3% to $115,019,000 for the six-month period ended July 3, 1999 from $111,592,000 for the corresponding period in 1998.

At July 3, 1999, the Company had $323,292,000 in contract backlog and $157,957,000 in support and maintenance backlog, compared to $266,765,000 in contract backlog and $144,360,000 in support and maintenance backlog at July 4, 1998.

Support and maintenance revenues increased 23% to $45,283,000 during the first six months of 1999 from $36,721,000 during the same period in 1998. This increase was due primarily to the increase in the Company's installed and converted client base.

Other  revenues  increased 104% to $9,223,000 in  the  first  six
months of 1999 from $4,513,000 in the same period of 1998.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 27% of total revenues in the first six months of 1999 compared to 28% in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 40% and 35% in the first six months of 1999 and 1998, respectively. The increase in total sales and client service expenses to

$68,256,000 in  1999  from $54,060,000  in  1998 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first six months of 1999 and 1998 were $43,745,000 and $34,693,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,967,000 and $11,862,000 for the first six months of 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first six months of both 1999 and 1998. Total general and administrative expenses for the first six months of 1999 and 1998 were $13,445,000 and $12,509,000, respectively.

Write-off of in-process research and development is a one-time expense resulting from the acquisition of Multum.

Net interest expense was $1,307,000 in the first six months of 1999 compared to net interest income of $76,000 in the first six months of 1998. This increase in expense is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

The Company's effective tax rates were 38% and 39% for the first six months of 1999 and 1998, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $82,134,000 at July 3, 1999 and working capital of $172,232,000. The Company generated net cash from operations of $9,690,000 and $1,306,000 during the six month periods ended July 3, 1999 and July 4, 1998, respectively. The increase in net cash from operations is due primarily to a decrease in receivables. The Company acquired Multum on March 16, 1998 for $6,900,000. On April 15, 1999, the Company completed a $100,000,000 private placement of debt as previously discussed. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of July 3, 1999.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in the second quarter of 1999 over the second quarter of 1998, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company's liquidity has decreased over the three year period ended July 3, 1999 due primarily to increased investment in software development and increase in receivables due to increased sales. The Company's liquidity increased in the second quarter of 1999. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 1999. In addition to the Company's $18,000,000 line of credit, it has obtained additional debt capital in order to provide greater financial flexibility.

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

Included  in  the  Company's  investments  is  the  ownership  of
13,149,319   shares (18.7%) of common which includes purchases of
711,759 shares of common stock at a price of $11,804,000 during the second quarter of 1999 of CareInsite, Inc.("CareInsite"), formerly known as Synetic Healthcare Communications, Inc., which have a cost basis of $81,804,000 and a carrying value of $145,548,000 at July 3, 1999.

On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is now traded in the public market and listed on the Nasdaq National Market. The common stock of CareInsite, held by the Company, is not registered and is subject to certain lock-up provisions.

Under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) the Company is required to mark to market those shares which are classified as available for sale securities. Due to the lock-up provisions of the stock, not all shares owned by the Company are available-for-sale. However, SFAS No. 115 permits that shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four preceding calendar weeks. As of July 3, 1999, the Company has marked to market 1,393,400 shares of CareInsite common stock that are considered available-for-sale under Rule 144 and SFAS No. 115. The market value of these shares is $71,586,000, at July 3, 1999.

If the Company realizes certain
performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a exercise price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. The Company was also granted by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). These warrants are exercisable only in the event that The Health Information Network Connection, LLC ("THINC") exercises warrants granted to them by CareInsite at $4.00 per share. THINC, may exercise their warrants 180 days after the initial public offering of CareInsite. No amounts have been recognized in the consolidated financial statements for either the Performance Shares or the THINC warrants due to the uncertainty of the future events. A permanent impairment in the value of CareInsite stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the
CareInsite stock would have no effect on reported earnings.   The
Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At July 3, 1999, marketable securities of the Company were recorded at a fair value of approximately $82 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as they are held to maturity.

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

The Company conducts business in several foreign jurisdictions.
However, the business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign
currency transaction gains or losses.   All other  business trans-
actions are in U.S. dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

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

Government  Regulation  -   The  United  States  Food  and   Drug
-----------------------
Administration (the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act of 1990. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post- marketing conditions, such as device investigation, approval, labeling and manufacturing. Complying with these FDA regulations would be time consuming, burdensome and expensive. The Company expects that the FDA is likely to become more active in regulating computer software that is used in healthcare.

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

Product  Related  Liablities -   Many of the Company's  products
----------------------------
provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

Year  2000 -  The following statements are a "Year 2000 Readiness
-----------
Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Computer programs that use two digits to identify a year may fail or create errors in the year 2000, leading to system failures or miscalculations causing disruptions to the operations of the user. The Company has conducted a Year 2000 review of its operations focusing on the Company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the Company's internal operations.

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

Part II.  Other Information

Item 1.    Legal Proceedings.
          -------------------

On June 11, 1999, a lawsuit was served on the Company. Eleven other companies engaged in various aspects of the healthcare information systems business have also been named as defendants in the same lawsuit. The lawsuit was brought in the United States District Court for the Northern District of
Texas Fort Worth Division and is entitled Allcare Health Management
                                          -------------------------
System, Inc. v. Cerner Corporation, et al., and seeks damages for patent
-----------------------------------------
infringement. The Company is investigating the claims made in the lawsuit and will respond accordingly. Based upon a preliminary investigation to date, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

At the Company's annual shareholders meeting held on May 28, 1999, John C. Danforth, Thomas A. McDonnell, and Neal L. Patterson were re-elected as Class I Directors, for a three year term expiring at the 2002 annual meeting of shareholders. Clifford W. Illig, Thomas C. Tinstman, M.D., Dr. Gerald E. Bisbee, Jr., and Michael E. Herman continued as directors after the meeting.

                                                         Abstention and
                             For        Withheld        Broker Non-Votes
                         ----------     --------        ----------------
John C. Danforth         28,310,547           0                241,202
Thomas A. McDonnell      28,305,800           0                245,949
Neal L. Patterson        28,272,411           0                279,338


The shareholders also ratified the selection by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending January 1, 2000.
Shares voted in favor were 26,556,621, shares against 1,974,982 and 20,146 shares abstained or were broker non-votes.



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    Exhibits

           Exhibit 4 Credit Agreement between Cerner Corporation and Mercantile Bank, dated April 1, 1999 (filed as Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, and incorporated herein by reference).

           Exhibit 10(a)   Cerner Corporation Executive Stock
                           Purchase Plan (filed as Exhibit 4(g) to
                           Registrant's Registration Statement on
                           Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).

           Exhibit 10(b) Form of Stock Pledge Agreement for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(h) to Registrant's Registration Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).

           Exhibit 10(c) Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant's Registration Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).

           Exhibit 11      Computation of Earnings Per Share

           Exhibit 27      Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1999.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



August 17, 1999                                   By:\s\Marc G. Naughton
---------------                                      --------------------
     Date                                            Marc G. Naughton
                                                     Chief Financial Officer