Form 10-Q
period 1999-10-02
CERNER CORP /MO/
filed 1999-11-16
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    October 2, 1999
                                       ---------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________


              Commission File Number        0-15386
                                    ---------------


                     CERNER CORPORATION
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        Delaware                                   43-1196944
---------------------------                     ---------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
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

      There were 33,622,085 shares of Common Stock, $.01 par value, outstanding at October 2, 1999.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------




Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of October 2, 1999 (unaudited)
          and January 2, 1999                                              1

          Consolidated Statements of Earnings for the
          three months and nine months ended October 2, 1999
          and October 3, 1998 (unaudited)                                  2

          Consolidated Statements of Cash Flows
          for the nine months ended October 2, 1999
          and October 3, 1998 (unaudited)                                  3

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

Part II.  Other Information:

Item 5    Other Information                                               16

Item 6.   Exhibits and Reports on Form 8-K                                16

Part I.  Financial Information
Item 1. Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                           October 2,   January 2,
(In thousands)                                1999        1999
                                           ----------   ----------
Assets
  Current Assets:
  Cash and cash equivalents                $  71,969   $  42,658
  Receivables                                164,439     167,374
  Inventory                                    2,514       2,651
  Prepaid expenses and other                   4,716       4,234
                                           ----------  ----------

  Total current assets                       243,638     216,917

  Property and equipment, net                 76,779      77,292
  Software development costs, net             66,755      54,971
  Intangible assets, net                       7,804       8,884
  Investments, net                           172,930      71,719
  Other assets                                11,054       6,702
                                           ----------  ----------

                                           $ 578,960   $ 436,485
                                           ==========  ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                         $  10,044   $  14,092
  Current installments of long-term debt          --       5,030
  Deferred revenue                            19,822      33,921
  Income taxes                                22,241      26,057
  Accrued payroll and tax withholdings        16,371      16,625
  Other accrued expenses                       3,707       2,511
                                           ----------  ----------

  Total current liabilities                   72,185      98,236
                                           ----------  ----------

  Long-term debt, net                        100,000      25,000
  Deferred income taxes                       60,068      22,106
  Deferred revenue                            17,000      20,000

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 34,823,603 shares
     issued in 1999 and 34,674,164 issued
     in 1998                                     348         347
  Additional paid-in capital                 165,711     165,239
  Retained earnings                          129,225     126,862
  Treasury stock, at cost (1,201,518
     shares in 1999 and 1998)                (20,796)    (20,796)
  Accumulated other comprehensive income:
     Foreign currency translation adjustment      43        (243)
     Unrealized gain (loss) on
       available-for-sale equity securities
       (net of deferred taxes of $34,180
       for 1999 and ($165) for 1998)          55,176        (266)
                                           ----------  ----------

  Total stockholders' equity                 329,707     271,143
                                           ----------  ----------

                                           $ 578,960   $ 436,485
                                           ==========  ==========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)


                                  Three Months Ended      Nine Months Ended
                               ----------------------------------------------

                               October 2,  October 3,  October 2,  October 3,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------

(In thousands, except per share data)
Revenues:
  System sales                 $  52,004   $  60,395   $ 167,022   $ 171,987
  Support and maintenance         23,640      19,998      68,924      56,719
  Other                            5,285       2,439      14,508       6,952
                               ----------  ----------  ----------  ----------

  Total revenues                  80,929      82,832     250,454     235,658
                               ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of revenues                17,900      20,175      63,399      63,484
  Sales and client service        35,460      30,172     103,716      84,231
  Software development            18,210      15,611      54,256      43,820
  General and administrative       7,191       6,544      20,638      18,999
  Write-off of in-process
   research and development            -           -           -       5,038
                               ----------  ----------  ----------  ----------

  Total costs and expenses        78,761      72,502     242,009     215,572
                               ----------  ----------  ----------  ----------

Operating earnings                 2,168      10,330       8,445      20,086

 Interest expense, net            (1,022)       (145)     (2,328)        (69)
                               ----------  ----------  ----------  ----------

Earnings before income taxes
 and extraordinary item            1,146      10,185       6,117      20,017
  Income Taxes                      (466)     (3,837)     (2,359)     (7,629)
                               ----------  ----------  ----------  ----------

Earnings before
 extraordinary item            $     680   $   6,348   $   3,758   $  12,388
                               ----------  ----------  ----------  ----------

Extraordinary loss on early
 extinguishment of debt,
 net of taxes of $865                  -           -      (1,395)          -
                               ----------  ----------  ----------  ----------

Net earnings                   $     680   $   6,348   $   2,363   $  12,388
                               ==========  ==========  ==========  ==========

Basic earnings per share:

Basic earnings per share
 before extraordinary item     $    0.02   $    0.19   $    0.11   $    0.38
                               ==========  ==========  ==========  ==========
Basic earnings per share       $    0.02   $    0.19   $    0.07   $    0.38
                               ==========  ==========  ==========  ==========

Basic weighted average
 shares outstanding               33,622      32,771      33,599      32,727
                               ----------  ----------  ----------  ----------

Diluted earnings per share:

Diluted earnings per share
 before extraordinary item     $    0.02   $    0.19   $    0.11   $    0.37
                               ==========  ==========  ==========  ==========
Diluted earnings per share     $    0.02   $    0.19   $    0.07   $    0.37
                               ==========  ==========  ==========  ==========

Diluted weighted average
 shares outstanding               33,862      33,740      33,930      33,575
                               ----------  ----------  ----------  ----------


See notes to consolidated financial statements.


               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                  Nine Months Ended
                                                  -----------------
                                         October 2, 1999      October 3, 1998
                                         -----------------   ----------------
(In thousands)
Cash flows from operating activities:
 Net earnings                                $   2,363            $  12,388
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization              23,170               18,489
     Extraordinary item, net of tax              1,395                   --
     Issuance of stock as compensation              40                   --
     Non-employee stock option
      compensation expense                         178                   --
     Write-off of acquired in-process
      research and development                      --                5,038
     Equity in losses of investee companies      1,378                1,027
     Provision for deferred income taxes         1,409                8,978
     Tax benefit from disqualifying
      dispositions of stock options                 11                   --
     Loss on disposal of capital equipment         474                  195

 Changes in assets and liabilities:
     Receivables, net                            2,935              (30,692)
     Inventory                                     137                 (385)
     Prepaid expenses and other                 (1,016)              (3,260)
     Accounts payable                           (4,048)              (3,717)
     Accrued income taxes                         (743)                  --
     Deferred revenue                          (17,099)              (6,916)
     Other accrued liabilities                     942                3,441
                                             ----------           ----------
 Total adjustments                               9,163               (7,802)
                                             ----------           ----------
 Net cash provided by operating activities      11,526                4,586
                                             ----------           ----------

Cash flows from investing activities:
     Purchase of capital equipment             (10,815)             (13,796)
     Acquisition of business                        --               (6,874)
     Investment in investee companies          (12,801)                (817)
     Advances to investee company                 (750)                  --
     Executive stock purchase program           (3,343)                  --
     Capitalized software development costs    (22,437)             (18,235)
                                             ----------           ----------
 Net cash used in investing activities         (50,146)             (39,722)
                                             ----------           ----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt   99,568                   --
     Repayment of long-term debt               (30,030)                 (36)
     Prepayment penalty on early
      extinguishment of debt                    (2,137)                  --
     Proceeds from exercise of options             244                1,465
                                             ----------           ----------
 Net cash provided by financing activities      67,645                1,429
                                             ----------           ----------
 Foreign currency translation adjustment           286                 (243)
                                             ----------           ----------

 Net increase (decrease) in cash and
  cash equivalents                              29,311              (33,950)

 Cash and cash equivalents at
  beginning of period                           42,658               77,543
                                             ----------           ----------

 Cash and cash equivalents at
  end of period                              $  71,969            $  43,593
                                             ==========           ==========

Noncash investing and financing activities:
 Mark to market of CareInsite investment,
    net of deferred taxes of $34,274         $  89,606            $      --


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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 2, 1999 and January 2, 1999 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" at the beginning of 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the nine months ended October 2, 1999 and October 3, 1998, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized gain on available-for-sale equity securities, amounted to $58,091,000 and $12,145,000, respectively.

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

                            Three months ended               Three months ended
                              October 2, 1999                  October 3, 1998
                 ---------------------------------------------------------------------
                  Earnings     Shares    Per-Share   Earnings     Shares    Per-Share
                 (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount
                 ---------------------------------------------------------------------
Basic earnings
 per share:
Income available
 to common
 stockholders      $   680     33,622     $  .02       6,348      32,771    $  .19

Effect of dilutive
 securities
 (stock options)        --        240                     --         969

Diluted earnings
 per share:
Income available
 to common stock-
 holders including
 assumed         ---------------------------------------------------------------------
 conversions       $   680     33,862     $  .02       6,348      33,740    $  .19
                 =====================================================================


                             Nine months ended               Nine months ended
                              October 2, 1999                  October 3,1998
                 ---------------------------------------------------------------------
                  Earnings     Shares    Per-Share   Earnings     Shares    Per-Share
                 (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount
                 ---------------------------------------------------------------------

Earnings per share before extraordinary item
--------------------------------------------
Basic earnings
 per share:
Income available
 to common
 stockholders      $ 3,758     33,599     $  .11      12,388      32,727    $  .38

Effect of dilutive
 securities
 (stock options)        --        331                     --         848

Diluted earnings
 per share:
Income available
 to common stock-
 holders including
 assumed         ---------------------------------------------------------------------
 conversions       $ 3,758     33,930     $  .11      12,388      33,575    $  .37
                 =====================================================================


Net earnings per share:
-----------------------
Basic earnings
 per share:
Income available
 to common
 stockholders      $ 2,363     33,599     $  .07      12,388      32,727    $  .38

Effect of dilutive
 securities
 (stock options)        --        331                     --         848

Diluted earnings
 per share:
Income available
 to common stock-
 holders including
 assumed         ---------------------------------------------------------------------
 conversions       $ 2,363     33,930     $  .07      12,388      33,575    $  .37
                 =====================================================================

(3)   Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of -completion method are recorded as deferred revenue. A summary of receivables is as follows:


     (In thousands)                October 2,         January 2,
                                      1999               1998
                                  -------------------------------
     Accounts receivable           $  75,950          $  72,747
     Contracts receivable             88,489             94,627
    -------------------------------------------------------------
     Total receivables             $ 164,439          $ 167,374
                                  ===============================

(4)   Borrowings

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

(5)   Investments

Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of common stock, which includes purchases of 711,759 shares of common stock at a price of $11,804,000 during the second quarter of 1999, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc., which have a cost basis of $81,804,000 and a carrying value of $171,411,000 at October 2, 1999.

On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is now traded in the public market and listed on the Nasdaq National Market. The common stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions.

Under  Statement  of  Financial  Accounting  Standards  No.   115
"Accounting   for   Certain  Investments  in  Debt   and   Equity
Securities" (SFAS No. 115) the Company is required to mark to market those shares which are classified as available-for-sale securities. Due to the lock-up provisions of the stock not all
shares  owned  by  the Company are available-for-sale.   However,
SFAS No. 115 requires shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four
preceding  calendar weeks.   As of October 2, 1999,  the  Company
has marked to market 2,090,100 shares (696,700 in the third quarter) of CareInsite common stock that are considered available-for-sale under Rule 144 and SFAS No. 115. The market value of these shares is $101,370,000, at October 2, 1999. The remaining shares, that will not be marked to market under Rule 144 in the fourth quarter, will be considered available-for-sale and be marked to market in the first and second quarters of 2000.

If the Company realizes certain performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). These warrants are exercisable only in the event that The Health Information Network Connection, LLC ("THINC") exercises warrants granted to them by CareInsite at $4.00 per share. THINC may exercise their warrants 180 days after the initial public offering of CareInsite. No amounts have been recognized in the consolidated financial statements for either the Performance Shares or the THINC Warrants due to the uncertainty of the future events.

(6)  Related Party Transactions

On April 30, 1999, the Company loaned $3,343,000 to the Company's senior management under the terms of the Executive Stock Purchase Program ("Program"). The purpose of the Program is to advance the interests of the Company, the Company's senior management, and the Company's shareholders by offering the Company's senior management an incentive to purchase shares of the Company's stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The program also provides for the grant of stock options based on the number of shares purchased under the program. The options are subject to certain vesting rights.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months  Ended October 2, 1999 Compared  to  Three   Months
Ended October 3, 1998

The Company's revenues decreased 2% to $80,929,000 for the three-month period ended October 2, 1999 from $82,832,000 for the three-month period ended October 3, 1998. Net earnings were $680,000 for the three-month period ended October 2, 1999, compared to $6,348,000 for the three-month period ended October 3, 1998. The decrease in net earnings is due to a decrease in new contract bookings in the three-month period ended October 2, 1999 compared
to  the  three-month period ended October 3, 1998.   The  Company
believes that this decrease is due primarily to delays in purchasing decisions related to Year 2000 and the Balance Budget Act of 1997.

System sales revenues decreased 14% to $52,004,000 for the three-month period ended October 2, 1999 from $60,395,000 for the corresponding period in 1998. This decrease in system sales resulted primarily from a decrease in new business signed and hardware sales in the three-month period ended October 2, 1999 compared to the three-month period ended October 3, 1998.

At October 2, 1999, the Company had $326,581,000 in contract backlog and $159,819,000 in support and maintenance backlog, compared to $272,277,000 in contract backlog and $146,328,000 in support and maintenance backlog at October 3, 1998.

Support  and  maintenance revenues increased 18%  to  $23,640,000 during the third quarter of 1999 from $19,998,000 during the same period in 1998. This increase was due primarily to the increase in the Company's installed and converted client base.

Other  revenues increased 117% to $5,285,000 in the third quarter
of  1999  from  $2,439,000  in the same  period  of  1998.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from consulting firms and computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the third quarter of 1999 compared to 24% in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 44% and 36% in the third quarter of 1999 and 1998, respectively. The increase in total sales and client service expenses to $35,460,000 in 1999 from $30,172,000 in 1998 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 1999 and 1998 were $22,295,000 and $19,322,000, respectively. These amounts exclude amortization. Capitalized software costs were $7,470,000 and $6,373,000 for the third quarter of 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 9% and 8% in the third quarter of 1999 and 1998, respectively. Total general and administrative expenses for the third quarter of 1999 and 1998 were $7,191,000 and $6,544,000, respectively.

Net interest expense was $1,022,000 in the third quarter of 1999 compared to $145,000 in the third quarter of 1998. This increase is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position.

The Company's effective tax rates were 41% and 38% for the third quarter of 1999 and 1998, respectively.

Nine  Months Ended October 2, 1999 Compared to Nine Months  Ended
October 3, 1998

The Company's revenues increased 6% to $250,454,000 for the nine-month period ended October 2, 1999 from $235,658,000 for the nine-
month   period  ended  October  3,  1998.   Net  earnings  before
extraordinary item were $3,757,000 for the nine-months ended October 3, 1999, compared to $12,388,000 for the nine-months ended October 3, 1998. The decrease in net earnings, before extraordinary item, is due to a decrease in new contract bookings in the nine-month period ended October 2, 1999 compared to the nine-month period ended October 3, 1998. The Company believes that this decrease is due primarily to delays in purchasing decisions related to Year 2000 and the Balance Budget Act of
1997.    After  the  extraordinary item, which  resulted  from  a
prepayment penalty and write-off of deferred loan costs from the early extinguishment of debt, net earnings were $2,362,000 for the first nine-months of 1999.

System sales revenues decreased 3% to $167,023,000 for the nine-month period ended October 2, 1999 from $171,987,000 for the corresponding period in 1998. This decrease in system sales resulted primarily from a decrease in new business signed in the nine-month period ended October 2, 1999 compared to the nine-month period ended October 3, 1998.

At October 2, 1999, the Company had $326,581,000 in contract backlog and $159,819,000 in support and maintenance backlog, compared to $272,277,000 in contract backlog and $146,328,000 in support and maintenance backlog at October 3, 1998.

Support and maintenance revenues increased 22% to $68,924,000 during the first nine months of 1999 from $56,719,000 during the same period in 1998. This increase was due primarily to the increase in the Company's installed and converted client base.

Other  revenues increased 109% to $14,508,000 in the  first  nine
months of 1999 from $6,952,000 in the same period of 1998.   This
increase   was   due  primarily  to  services  performed   beyond
contracted requirements for existing clients.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from consulting firms and computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 25% of total revenues in the first nine months of 1999 compared to 27% in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 36% in the first nine months of 1999 and 1998, respectively. The increase in total sales and client service expenses to $103,716,000 in 1999 from $84,231,000 in 1998 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 1999 and 1998 were $66,040,000 and $54,070,000, respectively. These amounts exclude amortization. Capitalized software costs were $22,437,000 and $18,235,000 for the first nine months of 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first nine months of both 1999 and 1998. Total general and administrative expenses for the first nine months of 1999 and 1998 were $20,638,000 and $18,999,000, respectively.

Write-off of in-process research and development in 1998 is a one-time expense resulting from the acquisition of Multum.

Net interest expense was $2,328,000 in the first nine months of 1999 compared to $69,000 in the first nine months of 1998. This increase in expense is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

The Company's effective tax rates were 39% and 38% for the first nine months of 1999 and 1998, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $71,969,000 at October 2, 1999 and working capital of $171,453,000. The Company generated net cash from operations of $11,526,000 and $4,586,000 during the nine month periods ended October 2, 1999 and October 3, 1998, respectively. The increase in net cash from operations is due primarily to a decrease in receivables. The Company acquired Multum on March 16, 1998 for $6,900,000. On April 15, 1999, the Company completed a $100,000,000 private placement of debt as previously discussed. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of October 2, 1999.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 18% in the third quarter of 1999 over the third quarter of 1998, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during the remainder of 1999. In addition to the Company's $18,000,000 line of credit, it has obtained additional debt capital in order to provide greater financial flexibility.

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

Market  Risk  of  Investments  - The  Company  accounts  for  its
-----------------------------
investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of common stock which includes purchases of 711,759 shares of common stock at a price of $11,804,000 during the second quarter of 1999 of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc., which have a cost basis of $81,804,000 and a carrying value of $171,411,000 at October 2, 1999.

On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is now traded in the public market and listed on the Nasdaq National Market. The common stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions.

Under  Statement  of  Financial  Accounting  Standards  No.   115
"Accounting   for   Certain  Investments  in  Debt   and   Equity
Securities" (SFAS No. 115) the Company is required to mark to market those shares which are classified as available-for-sale securities. Due to the lock-up provisions of the stock not all
shares  owned  by  the Company are available-for-sale.   However,
SFAS No. 115 requires shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four
preceding  calendar weeks.   As of October 2, 1999,  the  Company
has marked to market 2,090,100 shares (696,700 in the third quarter) of CareInsite common stock that are considered available-for-sale under Rule 144 and SFAS No. 115. The market value of these shares is $101,370,000, at October 2, 1999. The remaining shares, that will not be marked to market under Rule 144 in the fourth quarter, will be considered available-for-sale and be marked to market in the first and second quarters of 2000.

If the Company realizes certain performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). These warrants are exercisable only in the event that The Health Information Network Connection, LLC ("THINC") exercises warrants granted to them by CareInsite at $4.00 per share. THINC may exercise their warrants 180 days after the initial public offering of CareInsite. No amounts have been recognized in the Consolidated Financial Statements for either the Performance Shares or the THINC Warrants due to the uncertainty of the future events. A permanent impairment in the value of CareInsite stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

At October 2, 1999, marketable securities (which consist of money market and commercial paper) of the Company were recorded at a fair value of approximately $72,000,000, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk due to their short-term nature.

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

The Company conducts business in several foreign jurisdictions. However, the business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk.

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

On June 11, 1999, a lawsuit was filed against the Company.
Eleven other companies engaged in various aspects of the healthcare information systems business have also been named as defendants in the same lawsuit. The lawsuit was brought in the United States District Court for the Northern District of Texas Fort

Worth Division and is entitled Allcare Health Management
                               -------------------------
System, Inc. v. Cerner Corporation, et al., and seeks damages for
-----------------------------------------
patent infringement. The Company has filed an answer and the lawsuit is in the early stage of discovery. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations

In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its products overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property.

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

There can be no assurance, however, that the Company's actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products, and in more serious cases, could result in seizure, recall, injunction and/or civil fines. Any of the foregoing could have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Company's software products currently being marketed are Year 2000 compliant. The costs incurred to make the Company's current versions compliant have occurred in the ordinary course of software development and enhancement and have not been material. All of the Company's clients using older versions of its software products are entitled to upgrade to the compliant versions with no charge for the compliant version. However, some have elected not to do so for a variety of reasons. The Company is working with the clients who wish to upgrade to address Year 2000 issues. Substantially all of these upgrades are complete. The Company is assisting those clients to upgrade using electronic access from the Company's facilities without charge. If the client desires on-site assistance, the Company is assessing its normal charges. These services are being conducted in the ordinary course of the Company's business by its employees, and the costs to the Company are not expected to be material. The Company is also engaged in many projects to implement its products at client sites. These projects require efforts both by the Company and its clients. For some of these clients, these projects constitute their solution to Year 2000 issues. Substantially all of these projects are complete. The Company is working with its clients, or the clients are working independently, on contingency plans for Year 2000 issues where there is a reasonable likelihood the project may not be completed by the end of 1999.

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

Part II.  Other Information

Item 1.         Legal Proceedings
                -----------------

On  June  11,  1999,  a  lawsuit was filed against  the  Company.
Eleven other companies engaged in various aspects of the healthcare information systems business have also been named as defendants in the same lawsuit. The lawsuit was brought in the United States District Court for the Northern District of Texas Fort Worth Division and is entitled Allcare Health Management
                                      ---------------------------
System, Inc. v. Cerner Corporation, et al., and seeks damages for
-----------------------------------------
patent infringement. The Company has filed an answer and the lawsuit is in the early stages of discovery. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

    (a)      Exhibits

             Exhibit 11        Computation of Earnings Per Share

             Exhibit 27        Financial Data Schedule

    (b)      Reports on Form 8-K

             A Form 8-K was filed by the Company on September 28, 1999 reporting the resignation of Thomas A. McDonnell as a board member and the appointment of Jeff Goldsmith, Ph.D. as his replacement.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



November 16, 1999                            By:\s\Marc G. Naughton
-----------------                               -------------------
      Date                                   Marc G. Naughton
                                             Chief Financial Officer