Form 10-K
period 2000-01-01
CERNER CORP /MO/
filed 2000-03-29
CIK 804753

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 1, 2000

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

                     2800 Rockcreek Parkway
                   Kansas City, Missouri 64117
                         (816) 221-1024
  (Address of principal executive offices, including zip code;
       Registrant's telephone number, including area code)


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

      At March 15, 2000, there were 33,794,735 shares of Common Stock outstanding, of which 7,810,343 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 15, 2000, was $772,223,643.

       Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

Overview
--------

Cerner Corporation ("Cerner" or the "Company") is a Delaware corporation incorporated in 1980. The Company's principal offices are located at 2800 Rockcreek Parkway, Kansas City, Missouri 64117, and its telephone number is (816) 221-1024.

Cerner   designs,  develops,  markets,  installs   and   supports
information technology and content solutions for healthcare organizations and consumers that are capable of being implemented on an individual, combined or enterprise-wide basis and are
accessible  over  the  internet  by  consumers,  physicians   and
healthcare providers. Cerner's integrated suite of solutions enable healthcare providers to improve operating effectiveness, reduce costs and improve the quality of care as measured by clinical outcomes. Cerner's solutions are designed to provide the appropriate health information and knowledge to care givers,
clinicians   and   consumers  and  the   appropriate   management
information to healthcare administration on a real-time basis, allowing secure access to data by clinical and administrative users in organized settings of care and by consumers from their home. These solutions can be implemented as part of an enterprise-wide solution or individually, leveraging the client's existing
investment  in  information  technology.   Cerner  solutions  are
available as integrated applications managed by our clients or as a service option under the Applications Solutions Provider (ASP) model, where applications are provided to clients from Cerner's solutions center in Kansas City, Missouri. Cerner solutions are designed and developed using the Health Network Architecture (''HNA''), a single information architecture. HNA is a unified technology infrastructure for combining clinical and management
information   applications.    HNA  allows   each   participating
healthcare organization to access an individual's clinical record at the point of care, to organize it for the specific needs of
the   physician,  nurse,  laboratory  technician  or  other  care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity
of   the   entire  enterprise.  HNA  solutions  allow  healthcare
organizations to reduce costs of delivering care, reduce clinical variance, reduce medical errors, and improve patient safety. Cerner has developed and is licensing and installing or offering as a service, its newest generation of HNA solutions known as
"Millennium".    See  "Cerner's  Techology   -   Health   Network
Architecture  (HNA) and HNA Millennium" for a discussion  of  HNA
Millennium.

Healthcare Industry
-------------------

While the rate of healthcare cost increases has slowed in the last five years, the demand for healthcare services has continued unabated. A more health conscious and better-informed health consumer combined with the aging of the population in general has accelerated the demand for healthcare services. In most markets the drive toward pure capitation (a fixed monthly fee per member in payment for all required services) and a primary care gatekeeper model as key components of managed care has slowed. A virtual integrated health organization built upon connections, partnerships, alliances, and relationships with physician, payors, employers, and suppliers is emerging as the operating model for health organizations. In order to operate effectively in this virtual model, healthcare organizations must increasingly rely on broadly deployed information technology to accomplish the integration necessary to manage costs and deliver high quality patient outcomes.

The  healthcare delivery industry in the United States is  highly
fragmented,  very  complex  and  remarkably  inefficient.   While
science and medical technology continue to make significant breakthrough progress in dealing with human disease and injury, the management and clinical processes of these complex delivery organizations have made little progress in the past twenty years. Even today, the major clinical workflow depends on manual, paper-based medical record systems augmented by spotty automation.
This   has   resulted  in  an  industry  which  is   economically
inefficient  and  produces  significant  variances   in   medical
outcomes. In November 1999, the Institute of Medicine released a report called "To Err is Human"
indicating that medical error  is  one  of  the  top ten causes of
death in the  United  States.   The industry  must  address  these
issues by identifying ways to enhance efficiencies and improve the quality of care.

The healthcare industry has also been buffeted by significant external forces during the 1990's. Managed Care Organizations defined themselves as an intermediary in the flow of funds and exerted pressures on healthcare spending. These pressures resulted in lowering total spending on healthcare but did not necessarily address any of the larger, systemic issues in the industry. As a result of the pressures created by managed care, healthcare providers consolidated both horizontally and vertically into newly defined delivery systems. It is clear many of these delivery systems were created to form entities to negotiate with managed care but many organizations also expected new economies of scale. For the most part these economies never materialized.

A number of for-profit business models were created during the decade attempting to find the leverage point which would transform the healthcare delivery system. The models included for-profit acute care, physician practice management companies and, most recently, the carve-out focused factories specializing in one element of healthcare, such as cardiology. Most of these efforts have been unsuccessful.

Finally, Federal government policy in the United States has also been an active force shaping the health care environment. The policy impact includes the focus on health care reform in the 1992 presidential election, the very aggressive Medicare Fraud and Abuse compliance programs initiated during the decade and, most recently, the passing of the Balanced Budget Act, which reduced payments to health care providers by over $250 billion dollars over a five-year period. This legislation took its full grip on providers here in the United States during 1999, significantly reducing the operating margins of hospitals and physician groups while raising their cost of capital.

In order to be competitive in this dynamic marketplace, healthcare enterprises will need to deploy information technology solutions that internally automate the paper-based medical record systems and externally create smart connections between the major participants in health care: the consumer, the physician, the hospital and the managed care organization. The emergence of near ubiquitous internet connectivity has enabled a new class of eHealth solutions that allow the consumer to participate fully in the care and health management process. This same technology has also enabled a new way to deliver these solutions under the Application Services Provider (ASP) model, whereby information solutions are delivered to clients from a remote location.

The complexity of healthcare's information requirements will continue to increase with provider consolidations and the challenging cost containment pressures created by the Balance Budget Act. The soon to be published final regulations under the Health Insurance Portability and Accountability Act of 1996 add an additional element of uncertainty for healthcare organizations around security and patient confidentiality. Physician organizations are affected by the same pressures and will increasingly need to utilize person/patient focused information systems (i) to improve quality and efficiency for their growing practices and physician networks, (ii) to develop the data necessary to compete for contracts with payors and (iii) to be able to share the financial risks of healthcare delivery. Managed care organizations are increasingly recognizing the value of process-oriented and clinically driven information to understand and improve the health of their members, to reduce medical errors and to reduce costs. These larger, more complex integrated healthcare enterprises are seeking closer relationships with technology suppliers that can provide comprehensive information systems solutions, including integrated process-based systems for clinical domains, data repositories, applications for physicians and management teams and consumer connectivity.

Cerner is responding to the changing and increasing needs of the healthcare industry for better information systems by developing HNA Millennium, its latest generation of solutions. See "Cerner's Techology - Health Network Architecture (HNA) and HNA Millennium" for a discussion of HNA Millennium.

Healthcare Information Technology (HCIT) Industry
-------------------------------------------------

The Healthcare Information Technology industry is evolving to meet the needs of a changing marketplace. Beginning in the 1960's, computer systems developed for use in healthcare were financially oriented, with a focus on the ability to capture charges and generate patient bills and update the general ledger. Later, hospital and commercial organizations began to use clinical information systems, which automate the activities within clinical departments, such as laboratory, pharmacy, radiology and surgery departments, to improve the productivity of resources and automate the production and use of significant amounts of clinical information. During the late eighties and early nineties, individual clinical departments selected systems based upon specific features on a ''best of breed'' basis resulting in disparate and disconnected information systems within the institution.

Most recently, there has been a shift from the purchase of disparate clinical systems selected on a ''best of breed'' basis to systems that are able to integrate communication effectively throughout the healthcare enterprise. This approach requires a common system architecture, in which system's functional components are engineered and built with a common data model, messaging system, standards and other lower level technical components. The system users enjoy a common look and feel as well as common navigation capabilities. This infrastructure trend also affects the relationship between the health system and the suppliers of information technology. Moving to a common architecture approach requires the creation of a strategic relationship with one HCIT company dedicated to implementing a shared vision for the role of information in the operation of the health system.

Many HCIT companies have responded to this trend by acquiring smaller HCIT companies with existing application offerings and thereby offering a "solution" under one brand to the market place. Attempts to integrate these disparate architectures have not delivered the anticipated clinical or financial benefits for clients or HCIT companies. In the long run, the Company believes that value for consumers and providers will center on a common architectural framework that allows the seamless transmission of knowledge and processes among all the healthcare constituents.

The internet's role in the transformation of healthcare is not well defined at present, but all indications are that it will be one of the major enablers of the shift to a consumer-centric industry. As more and more households have internet access, consumers have access to an increasing amount of health information, resulting in an informed and empowered healthcare consumer.

The same infrastructure that is automating the clinical and managerial operations of the medical center and clinic is extending to all trading partners within the healthcare industry. Managed care authorizations, referrals, claims and remittance can be submitted to local, regional, and national exchanges for rapid processing. Orders for tests and results can be securely transmitted over the internet to physicians and consumers alike. Most importantly, consumers will have the option of working closely with their local healthcare organization to organize and manage their care or selectively work with providers on an as needed basis. An internet-based personal health record will emerge to assist patients and caregivers with maintaining the wide variety of health and care related information.

Cerner's HNA Millennium solutions, with their person-centric design and web-based architecture, are well suited to meet the requirements of the connected health system. See "Cerner's Techology - Health Network Architecture (HNA) and HNA Millennium" for a discussion of HNA Millennium.

The Cerner Vision
-----------------

Cerner's vision is to enable the transformation of healthcare through the implementation of information technology and the deployment of medical knowledge. As a result of the rapid changes in the healthcare and information technology industries, Cerner believes that a "New Health Enterprise" will emerge with a digital center and an information "backbone" which connects consumers, physicians, hospitals, pharmacies, home health agencies and payors to service the healthcare needs of a community or defined member population. This digital information backbone is enabled by the increased connectivity created by the internet.

Cerner believes that healthcare delivery systems will reach an inflection point within the next decade, creating the emergence of these New Health Enterprises in the United States. Currently, healthcare organizations are seeing increased workflow volume while the reimbursement per case decreases. The New Health Enterprise will require information systems that can manage care delivery virtually across an entire community while simultaneously managing the business services side of healthcare management. This will require managing care from the person/patient's home to the Intensive Care Unit in a paperless fashion. In this digital environment, Cerner envisions that consumers and physicians will be able to choose from a variety of electronic access devices (e.g. Personal Computers linked to internet portals, Personal Digital Assistants, home/personal-based diagnostic and therapeutic technology) to connect to the clinical process of care and create or review a complete health record for each individual. This precise and specific personal medical information will create large data repositories storing and tracking health outcomes over multiple lifetimes. New knowledge and medical insights will be harvested from this data. Cerner's products securely manage health care transactions from each point of access to their destination. Cerner's products also allow preferencing and customization to the consumer and physicians, embed clinical rules, clinical evidence and protocols to monitor care safety and quality, and use of business and compliance rules to create more efficient business management between the health enterprise and their payors, patients, physician groups, supply chain, community, and outside business relationships.

Cerner's Technology -- Health Network Architecture (HNA) and  HNA
-----------------------------------------------------------------
Millennium
----------

The cornerstone of Cerner's technology strategy is HNA, the single architecture around which each of Cerner's information products is developed. This open, highly scaleable architecture allows Cerner to meet the clinical, management, and business information requirements of a healthcare delivery system across the continuum of care. Cerner's newest version of HNA computing platform, Millennium, developed between 1994 and 1999, utilizes N-tiered client/server technology to optimize distributed computing performance and scalability across multiple client and server platforms. The HNA Millennium architecture and applications were designed and developed to accommodate healthcare specific requirements for mission critical computing and secure access, whether the user is inside the healthcare enterprise or at home via the internet. HNA Millennium's breadth of focus and functionality are well suited for large-scale and enterprise application technologies for healthcare organizations, including the ability to leverage the internet for eHealth-related self-service and business to business functions.

The value of HNA Millennium to a client organization is the use across a healthcare organization of a single system based on a fully integrated common architecture and database. With its single data model, HNA Millennium provides real time access to all information across multiple applications, domains, organizations and physical locations, including physician, hospital, nursing, laboratory, pharmacy, and consumers, to all of those needing such access, wherever they are located. Given its integrated and open design, HNA Millennium can also provide a centralized repository of clinical and financial transactions to help standardize access and messaging of disparate applications across a health system.

The alternative to an architectural approach is to use disparate systems based on differing architectures and data structures to
automate the care processes across the continuum of care.   These
disparate systems must be interfaced together and rely on these interfaces to transmit, modify and arrange data exchanged between them, which limits the data's usefulness across multiple systems and inhibits real-time access. In addition, many of these systems lack functional scalability and cannot operate across multiple provider settings or locations within a healthcare organization.

Two overarching capabilities are embedded into the HNA Millennium architecture: (i) person centric transactions and messaging, which considers the breadth of requirements not only of a patient, but also of healthy consumers, and (ii) healthcare community dynamics, which takes into account the flexibility required by the constantly changing relationships between healthcare organizations, physicians and consumers, and the need to maintain complex security and end user preferences based on the context and business attributes of the transaction in a community setting.

Strategy
--------

Key elements of the Company's business strategy include:

To penetrate the integrated healthcare provider market. ---------------------------------------------------------- The
transformation of healthcare delivery must deal with the changing financial model from fee-for-service to fixed or controlled fee payments for services provided. In order to accomplish the transition, integrated healthcare systems must decrease costs generally, utilize fewer resources per patient or member encounter, decrease the amount of care required by focusing on preventative measures and increase member populations by attracting additional members through better quality healthcare and services. Cerner's process-based, clinical and management systems provide the technology to enable an integrated system to manage healthcare to significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

To expand its market share in individual domains. ------------------------------------------------ Cerner expects continued growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutional providers look to restructure and reengineer these high cost centers. The Company also intends to market aggressively Cerner clinical and management information systems and services to its existing client base.

To remain committed to a common architecture. ---------------------------------------------- Because Cerner
believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for "fully integrated'' health information and management systems. This platform enables Cerner's process-based HNA systems to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

To  expand  its  products and services.
--------------------------------------    Using  HNA  Millennium,
Cerner intends to continue expanding the range of products and services offered to providers either through internal development or by acquisitions or joint ventures. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as providers and managed care organizations reach into new markets and offer more alternative services to remain competitive. The Company believes these organizations will find value in having personal health records and trusted health information accessible to the individual in the home. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry. The substantial project management process redesign, technology integration, and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company's consulting services.

To  offer  web-based  solutions.
-------------------------------   The Company  has  extended  its
product offerings around the HNA Millennium architecture to facilitate powerful business-to-consumer and business-to-business connections via the internet. This satisfies healthcare consumers' increasing demands for anytime, anywhere access to health information, communication with their physician, access to services and management of a personal health record. Cerner's expertise in complex clinical and management information systems allows health organizations to create and brand a health "portal" in their community that connects consumers, physicians, hospitals, disease management providers, payors, reference labs, pharmacies, and supply-chain organizations via the internet. Bringing the consumer and provider closer together in the context of the health record creates an opportunity for the majority of Cerner's products to deploy via the internet. Cerner currently has applications that are developed and being used for web deployment. Cerner also provides content and applications to other internet-focused companies, and in the future will offer additional internet services and solutions, as the business demand requires.

To offer its products as an Application Service Provider. ---------------------------------------------------------- The
Company now offers its HNA Millennium applications through its new Application Service Provider (ASP) organization. The ASP organization offers information technology services to clients in a package that includes software, computer hardware, implementation, technical support, wide-area network (WAN) services and automatic software upgrades. Unlike traditional software implementations, software delivered through an ASP is not installed at the user's location, but is delivered, operated, and maintained in Cerner's solutions center in a rapidly accelerated implementation timeframe with a smaller initial user investment. Using Cerner's ASP, any size organization can access the same robust clinical applications, architecture, and user-interface advantages that were previously only available to larger institutions.

Our Technology - Information Product Suites
-------------------------------------------

The Company's technology includes Enterprise Systems, which automate processes across and throughout the health system enterprise; Enterprise Repositories, which capture, sort, present and analyze clinical and business information; Clinical Systems for Direct Care, which automate the clinical processes within hospitals and the physicians practice; Clinical Systems for Care Centers, which automate the clinical processes within specific departments or domains; Decision Support Systems and Knowledge Solutions, which enhance clinical and business processes with information and actions; Financial and Operational Management
Systems, which automate the business operations; Population Health Management systems for managing health; Demand Management systems and services for managing the need for care; Personal Health systems for individuals to manage their own health; and Interface Technologies for connecting other technologies to HNA Millennium. These systems can be acquired individually or as a fully integrated health information system. The individual systems perform together even if installed at different times. Cerner's applications can all be delivered over the internet in a web browser using third-party application server software or for selected applications, native web implementations. Cerner also markets over 200 product options that complement Cerner's major information systems. In connection with the licensing of an information system, Cerner also generally sells to its client's computers, related hardware, networks and sub-licensed software components that are manufactured and supplied to Cerner by third parties.

Enterprise Systems and Enterprise Repositories
----------------------------------------------

Cerner's Enterprise Systems automate processes across the entire health system. Capstone automates the identification, eligibility, registration and scheduling processes across hospitals, clinics, physician practices and other care delivery organizations, integrating the health system and incorporating existing systems. It includes a structured repository for the storage and viewing of health plan information, records, contracts, eligibility and coverage data. PowerLink connects community-based physicians to health systems for referrals, authorizations, claims, eligibility, and reporting. PowerChart is the enterprise clinician's desktop solution for viewing, ordering and documenting the electronic medical record, which is maintained in the Open Clinical Foundation (OCF) data repository. ePowerChart extends the power of this viewer to the web. Physicians can gain access to the electronic medical record to view results and documentation from any internet-based terminal. It includes a structured repository for the storage of person/patient orders; discrete results; clinical reports and other documents; indexes to document images from foreign document imaging systems; and indexes to third-party dictation systems.

Open Management Foundation (OMF) Data Repository is a structured repository for process- and activity-related information useful for management of a healthcare organization. Information can originate from numerous sources and can be maintained in an easily accessible, standardized format. OMF can be integrated into an architecture containing products from different suppliers.

Clinical Systems for Direct Care
--------------------------------

Cerner's CareNet Acute Care Management System is designed to automate the entire care process in acute or institutional settings. It collects, refines, organizes, and evaluates detailed clinical and management data. It enables the entire care team to plan and manage individual activities and plans, as well as measure outcomes and goals. CareNet consists of two major solutions - Care Team Automation, which automates documentation related to care delivery at the point of care within an acute care organization, including nursing order entry and viewing of the patient's medical record, as well as basic registration capabilities; and Care Coordination, which supports acute care planning, including pathways used to audit care, nursing care plans, multidisciplinary care plans, single-discipline pathways and multidisciplinary pathways.

The INet Intensive Care Management System is designed to automate the entire care process in intensive care settings. It supports chart review and browsing, order management, documentation management, and automatic data acquisition, as well as basic patient management. It automatically acquires patient data from bedside medical devices, manages information flow and presentation at the bedside, supports care management through care planning and critical pathways, and encourages timely decisions based on comprehensive data availability; information tailored to the practitioner and the patient; and rule-based decision support.

The ProVide Physician Office Management System supports the broad range of clinical and business activities that occur within a physician office, clinic, or large physician organization (such as a multi-site clinic or management service organization) and ties the office together with others in the community. It automates key activities of the care team in both primary and specialty care settings. ProVide offers clinicians and staff a variety of functional capabilities, including patient/member tracking, clinical records access and navigation, eligibility checking, order and referral processing, and reference library access and navigation. ProVide allows an enterprise to deliver a common medical record effectively integrating the ambulatory and acute care record in one single instance. In addition to the traditional implementation and operations model, this system is immediately deployable under an ASP model hosted in Cerner's solutions center and includes options for the rapid implementation of the solution.

The  ProCall  Home Care Management System automates the  clinical and business processes of home health organizations, such as visiting nurse associations and hospices. It is appropriate for Medicare-certified or noncertified agencies providing skilled nursing, specialized care, supervisory activities, assessments, and unskilled attendant or medical delivery services. ProCall facilitates the documentation of care activities in the home and provides access to the electronic medical record. It automates the referral, scheduling, and management reporting processes performed by office personnel in home care agencies, and supports their business and administrative processes. In addition to these solutions, ProCall also supports telephonic documentation to allow patients and caregivers to document activities and results by using a touch-tone phone. Financial and management reporting capabilities provide needed information to directors and managers in home care agencies to allow them to compete in a prospective-pay environment. Interfaces to patient billing systems are also supported. The ProCall system is immediately deployable under an ASP model hosted in Cerner's solutions center and includes options for the rapid implementation of the solution.

Clinical Systems for Care Centers
---------------------------------

The PathNet Laboratory Information System addresses the information management needs of six clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, anatomic pathology, and human leukocyte antigen. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports, and the maintenance of accessible clinical records. The PathNet system is immediately deployable under an ASP model hosted in Cerner's solutions center and includes options for the rapid
implementation   of  the  solution.   To  facilitate   electronic
ordering by community physicians and to allow the rapid dissemination of lab results, Cerner also provides PathLink, a web-based application for both order and results. PathLink combines the order critiquing, routing and labeling logic of PathNet with the convenience of the web.

The RadNet Radiology Information System addresses the operational and management requirements of diagnostic radiology departments or services. It allows a department to replace its manual, paper-based system of record keeping with an efficient computer-based
system.   Specific  modules on mammography,  film  tracking,  and
inventory  management  are also offered.    Incorporated  in  the
RadNet  system  is  the capability to display and  route  medical
images in a viewer called ProView.    Complex interfaces to major
PACS (Pictorial Archive Retrieval Systems) are also offered to integrate the radiology information system to the PACS.

The PharmNet Pharmacy Information System provides full integration in an HNA environment for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or outpatient/retail setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders on one easy-to-use screen. Dispensing functions, including interfaces to automated dispensing devices also are fully supported. Medication fill lists, intravenous fill lists and medication administration records are produced automatically or on demand.

The SurgiNet Surgery Information System is designed to address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management, anesthesia management and operating room management. Case cart management, preference cards, and peri-operative documentation are key attributes of the system.

The FirstNet Emergency Medicine Information System offers patient and provider tracking and an intuitive presentation of patient diagnoses and clinical events for the emergency department. FirstNet provides basic emergency department functionality, including quick admits, tracking, triage, and patient history, as well as a graphical reference to patient location and order status. Physician documentation following structured documentation pathways is also offered.

The  CVNet  Cardiology Information System automates the processes within  the  department of cardiology, supporting the scheduling,
ordering,   documentation   and   data   capture   required    by
professionals in the cardiology domain.

Decision Support Systems and Knowledge Solutions
------------------------------------------------

Discern Expert is an event-driven, rule-based, decision support software application that allows users to define clinical and management rules that are applied to events accessing data that is captured or generated by other HNA applications. It supports both synchronous (real-time, interactive) processing and asynchronous (noninteractive) processing of events. Discern Expert manages the evaluation and display of executable clinical knowledge through both Cerner-developed Alerts and Insights, which are licensed separately, or client-developed alerts.

Discern  Explorer  is  a  decision support  software  application integrated with other Cerner HNA clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other HNA applications.

Alerts and Insights are automated clinical guidelines that, through Cerner systems, provide decision support. Alerts represent specific, synchronous (interactive) or asynchronous (noninteractive), rule-based alerts that operate in conjunction with Discern Expert. Insights are specific, synchronous (interactive), rule-based clinical guidelines that operate in conjunction with Discern Expert and that are peer-reviewed and medically researched.

Care Designs are clinical pathways and protocols that automate the specific plans of care for an individual, and operate within Cerner's clinical systems.

Health Facts is Cerner's comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes. Data is provided from client's information systems as well as national and regional data sets. The Health Facts warehouse is hosted at Cerner's World Headquarters and accessed via the web by any web browser.

Financial and Operational Management Systems
--------------------------------------------

The  ProFit  Enterprise Billing & Accounts Receivable  System  is
Cerner's system for revenue accounting, billing and accounts receivables for the entire health system as well as each individual domain or organization.

The  ProRate Agreement Management System is a system to  designed
to   automate  the  managed  care  processes  around  membership, eligibility tracking, claims processing and contract management.

The ProLogue Enterprise Management System includes a suite of management applications specifically designed to assemble and use the information contained in the Open Management Foundation to help an organization complete its strategic plans, including clinical metrics, case profiling, and performance profiling of individuals and organizations.

The ProFile Health Information Management System helps meet the operations management needs of the health information management (medical records) department and includes functionality for the various chart tracking and completion tasks commonly associated with maintaining medical records.

The   ProCure  Materials  Management  System  and  the   ProTrack
Equipment  Management  System automate  the  business  operations
around   supply  chain  and  includes  materials  and   equipment
management for the organization.

Population Health Management
----------------------------

Survey and Assessments produces personal health risk assessments and analyzes those to create interventions that promote self-care and improve health. The offering includes both (i) the tools necessary to build unique survey instruments to assess patient wellness, functional status and satisfaction and (ii) specific content to score a health risk assessment.

Demand Management
-----------------

Health Connections is a demand management system that includes applications and services to automate and manage the operations of a call center, including protocol-based triage, referral management and person information. The ProLink Call Center Management System is Cerner's suite of applications that enables call centers to automate the telecare function for providers as well as health plans or disease management companies.

Personal Health
---------------

Vitality is Cerner's internet-based home software product designed to extend medical care to the consumer's home. It provides a way for the consumer to interact on a regular basis with a healthcare provider. Vitality can store health and medical records for easy access. By providing health appraisals and personalized health plans, Vitality takes the first step toward improving health education for members in a community. Vitality can be tightly integrated into the person record within the health system or can standalone. In either case, relevant health information can be shared among providers and the patient under control of the patient. Vitality can be hosted at the client data center or at Cerner's solution center.

Interface Technologies
----------------------

The Open Engine Application Gateway System facilitates the exchange of data and assists in the management of point-to-point interfaces between foreign systems. It serves as a toolkit to help write interface code. The Open Port Interface System represents Cerner's standardized technology for providing reliable foreign system, medical device, and other standard interfaces in a timely manner. Message translation and data mapping are done with point-and-click tools and a scripting environment. Communications protocols are configured via table-driven parameters. These sophisticated methodologies result in decreased implementation times and greater client satisfaction.

Software Development
--------------------

Cerner commits significant resources to developing new health information system products. As of January 1, 2000, 1,022 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $88,699,000, $74,159,000 and $54,524,000 during the 1999, 1998 and 1997 fiscal years respectively. These figures include both capitalized and noncapitalized portions and exclude amounts amortized for financial reporting purposes.

The Company expects to continue investment and development efforts for its current and future product offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand its current product lines by developing additional information systems for clinical, financial, operational and/or consumer use and to continue to support simultaneous use of Cerner's products across multiple facilities. All Cerner systems are developed under HNA using a proprietary systems development methodology. This methodology defines and controls each task throughout the product development cycle and ensures that current and future products can be fully integrated.

The Company is committed to maintaining open attributes in its system architecture through operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner's Open Engine and OMF product lines.

See  "Cerner's Techology - Health Network Architecture (HNA)  and
HNA Millennium" for a discussion of the development of Cerner's latest generation of software products.

Sales and Marketing
-------------------

The markets for Cerner's information system products include integrated delivery networks, physician groups and networks and their management service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions, and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's HNA architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Cerner systems are designed to operate on computers manufactured by Compaq Computer Corporation (''Compaq''). In addition, many Cerner Classic applications are available on IBM's RISC System/6000 AIX (UNIX) platform. All HNA Millennium applications are designed to operate on either Compaq or IBM platforms, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

The Company is in the process of expanding its sales force in anticipation of increased market demands expected to be created by its HNA Millennium solutions. See "Cerner's Techology - Health Network Architecture (HNA) and HNA Millennium" for a discussion of the development of Cerner's latest generation of software products.

The Company's executive marketing management is located in its Kansas City, Missouri, headquarters, while its account representatives are deployed across the United States. The Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Canada, Singapore and Saudi Arabia. The Company has a nonexclusive distribution agreement with Siemens Health Service GmbH & Co. KG by which its products are marketed, implemented and supported in Europe and elsewhere.
Cerner's consolidated revenues include foreign sales of $24,001,000, $17,545,000 and $16,272,000 for the 1999, 1998 and
1997 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

At the end of 1998 Cerner licensed HNA Millenium functionality to CareInsite, Inc. ("CareInsite"), in exchange for a 19.9% equity interest in such company. Cerner currently has a 18.7% equity interest in CareInsite. CareInsite is majority owned by Medical Manager, Inc. ("Medical Manager") and was formed for the purpose of creating internet-based physician connectivity and electronic commerce. In February of 2000, CareInsite and Medical Manager announced an agreement to merge with Healtheon/WebMD Corporation. The merger is subject to shareholder approval and regulatory clearance.

Client Services
---------------

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

Cerner recently modified its strategy of using regional business centers to provide support for its clients. Due to the increase in the number of Cerner personnel working at client sites and the resulting decrease in utilization and cost effectiveness of its regional branch offices, Cerner decided to close its facilities in Atlanta, Boston, Dallas, Los Angeles and Washington, D.C. effective April 30, 2000. Cerner's offices in Detroit and Denver will remain open.

Backlog
-------

At January 1, 2000, Cerner had contract backlog of approximately $338,614,000. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At January 1, 2000, the Company had approximately $75,360,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At January 1, 2000, Cerner had a software support and maintenance backlog of approximately $162,798,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 47% of the aggregate backlog of $501,412,000 will be recognized as revenue during 2000.

Other Factors Affecting the Company's Business
----------------------------------------------

Information under the caption "Factors that may Affect Future Results of Operations, Financial Condition or Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company's business in the future, including (i) variations in the Company's quarterly operating results; (ii) volatility of the Company's stock price; (iii) market risk of investments; (iv) changes in the healthcare industry; (v) significant competition; (vi) the Company's proprietary technology may be subjected to infringement claims or may be infringed upon; (vii) possible regulation of the Company's software by the U.S. Food and Drug Administration or other government regulation; (viii) the possibility of product-related liabilities; (ix) possible failures or defects in the performance of the Company's software; (x) the possibility that the Company's anti-takeover defenses could delay or prevent an acquisition of the Company; and (xi) risks and uncertainties related to the Year 2000 transition.

Item 2.  Properties

The Company's offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space. As of January 1, 2000, the Company was using approximately 436,000 square feet and substantially all of the remainder was leased to tenants. The Company also leases office space for its branch offices in Detroit, Denver and Australia. The Company's current leases for office space in Boston and Washington, D.C. terminate at the end of April. The Company is negotiating the termination of or planning to sublease its current leases for office space in Atlanta, Dallas and Los Angeles.

Item 3.  Legal Proceedings

On  June  11,  1999, a lawsuit was filed against the Company  and eleven other companies engaged in various aspects of the healthcare information systems business. The lawsuit was brought in the United States District Court for the Northern District of Texas Fort Worth Division and is entitled Allcare Health Management System, Inc. v. Cerner Corporation, et al., and sought damages for patent infringement. The case was dismissed with prejudice with respect to the Company on February 9, 2000 and the Company entered into an agreement with Allcare and its principals to obtain a license to use the patent which was the subject of the litigation, as well as all future patents of Allcare and all patents related to healthcare information systems of Allcare's principals issued prior to February 1, 2012.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
January 1, 2000.

Item 4A.  Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 27, 2000. Officers are elected annually and serve at the discretion of the board of directors.


Name                     Age       Positions
----                     ---       ---------

Neal L. Patterson        50        Chairman of the Board of Directors and Chief Executive
                                   Officer

Clifford W. Illig        49        Vice Chairman of the Board of Directors

Earl H. Devanny, III     48        President

Glenn P. Tobin, Ph.D.    38        Executive Vice President and Chief Operating Officer

Jack A. Newman, Jr.      52        Executive Vice President

Paul  M.  Black          41        Senior Vice President and Chief Sales Officer

Alan D. Dietrich         37        Senior Vice President

Stephen M. Goodrich      48        Senior Vice President

Douglas M. Krebs         42        Senior Vice President and President of Cerner
                                   International

Thomas C. Tinstman, M.D. 54        Senior Vice President and Chief Medical Officer

Marc  G.  Naughton       45        Vice President and Chief Financial Officer

Stanley M. Sword         38        Vice President and Chief People Officer

Jeffrey A. Townsend      36        Vice President and Chief Engineering Officer

Randy D. Sims            39        Vice President, Chief Legal Officer and Secretary

Richard J. Flanigan, Jr. 40        Vice President and General Manager

Stephen D. Garver        39        Vice President and Managing Partner

Paul J. Sinclair         42        Vice President, Senior Partner and North American
                                   Operations Officer

Neal L. Patterson has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years.
Mr. Patterson also served as President of the Company from March of 1999 until August of 1999.

Clifford W. Illig has been a Director of the Company for more than five years. He also served as Chief Operating Officer of the Company for more than five years until October, 1998 and as President of the

Company for more than five years until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.

Earl H. Devanny, III joined the Company in August of 1999 as President. Prior to joining the Company, Mr. Devanny served as president of the Health Care Information Systems Division of ADAC Laboratories. Prior to joining ADAC, Mr. Devanny served as a Vice President of Cerner from 1994 to 1997. Prior to that he spent seventeen years with IBM Corporation.

Glenn P. Tobin, Ph.D. joined the Company in April of 1998 as General Manager and Senior Vice President. On October 29, 1998,
Dr.  Tobin  was  appointed  Executive Vice  President  and  Chief
Operating Officer. Prior to joining the Company, Dr. Tobin served as a senior consultant with McKinsey and Co., Inc. for more than five years.

Jack A. Newman, Jr. joined the Company in January 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for twenty-two years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG's Health Care Strategy Practice.

Paul  M.  Black joined the Company in March, 1994 as  a  Regional
Vice  President.  He was promoted in December 1998 to his current
position.   Prior to joining Cerner, he spent twelve  years  with
IBM Corporation.

Alan  D.  Dietrich  joined the Company in  1990  as  Director  of
Business, Planning and Development. In January 1994 he was promoted to Senior Vice President.

Stephen  M.  Goodrich joined the Company in  October  1987  as  a
project  leader  in the product organization.   In  1992  he  was
promoted  to  Vice  President and was  promoted  to  Senior  Vice
President in April 1999.

Douglas M. Krebs joined the Company in June 1994 as Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. On February 1, 2000, Doug was appointed as President of Cerner International, Inc., a wholly owned subsidiary of the Company. Prior to joining Cerner, he spent fifteen years with IBM Corporation.

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

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President.

Stanley M. Sword joined the Company in August 1998 in his current role. Prior to joining Cerner, he served as a client partner in the outsourcing practice of AT&T Solutions for more than five years.

Jeffrey A. Townsend joined the Company in June 1985.  Since  that time  he  has  held several positions in the product organization
and  was  promoted to Vice President in February  1997.   He  was
appointed Chief Engineering Officer in March 1998.

Randy D. Sims joined the Company in March 1997 as Vice President and Chief Legal Officer. Prior to joining the Company, Mr. Sims worked at Farmland Industries, Inc. for three years where he served most recently as Associate General Counsel. Prior to Farmland, Mr. Sims was in-house legal counsel at The Marley Company (now a division of United Dominion Industries) for seven years. Mr. Sims started his career at Marley as an attorney and was Assistant General Counsel when he left to join Farmland.

Richard J. Flanigan Jr. joined the Company in November 1994 as Regional Vice President. In 1997, his responsibilities were extended and he was named as General Manager. Prior to joining Cerner, Mr. Flanigan spent more than thirteen years in sales and management positions at IBM Corporation.

Stephen D. Garver joined the Company in March 1992 as part of Cerner Consulting. In March of 1999 he was named Vice President and Managing Partner. Prior to joining the Company, Mr. Garver spent ten years with Andersen Consulting in a variety of roles within the systems integration practice.

Paul J. Sinclair joined the Company in October 1996 as Vice President and Area Operations Officer. In March of 1999 he was named Senior Partner and North American Operations Officer. Prior to joining the Company, he worked for seven years at Seer Technologies.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on The Nasdaq Stock MarketSM under the symbol CERN. The following table sets forth the high, low, and last sales prices for the fiscal quarters of 1999 and 1998 as reported by The Nasdaq National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.


                               1999                            1998
                  ------------------------------   -----------------------------


                    High        Low       Last       High       Low       Last
                    ----        ---       ----       ----       ---       ----

First quarter     27   1/4   12   7/8   15   5/8   24  9/16   19 1/16   21 15/16
Second quarter    23   1/2   12   1/2   19 33/64   29 15/16   20  7/8   27   7/8
Third quarter     19 15/16   14   1/4   14 31/32   31  7/16   22        22   5/8
Fourth quarter    20   3/4   12 15/16   19 11/16   27  1/16   20  1/2   26   3/4


At  February 14, 2000, there were approximately 1,300 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.   Selected Financial Data


                                 1999(1)(2)     1998(3)    1997      1996      1995
                                 ----------     -------    ----      ----      ----

(In thousands, except per share data)

Statements of Earnings Data:
Revenues                         $   340,197    330,902    245,057   189,107   186,901
Operating earnings                     3,698     33,530     22,170    10,601    37,265
Earnings before income taxes
  and extraordinary item                 302     33,268     24,484    12,902    37,220
Extraordinary item - early
  extinguishment of debt              (1,395)         -          -         -         -
Net earnings (loss)                   (1,211)    20,589     15,148     8,251    22,521
Earnings per share before
  extraordinary item:
       Basic                             .01        .63        .46       .25       .75
       Diluted                           .01        .61        .45       .25       .72

Earnings (loss) per share:
       Basic                            (.04)       .63        .46       .25       .75
       Diluted                          (.04)       .61        .45       .25       .72

Weighted average shares
  outstanding:
       Basic                          33,623     32,825     32,881    32,729    29,845
       Diluted                        33,916     33,667     33,668    33,620    31,448

Balance Sheet Data:
Working capital                  $   170,053    118,681    156,808   171,204   174,064
Total assets                         660,891    436,485    331,781   314,753   303,945
Long-term debt, net                  100,000     25,000     30,026    30,000    30,104
Stockholders' equity                 378,937    271,143    233,747   230,735   221,374


(1) Includes a non-recurring charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The effected tax impact of non-recurring charges on diluted earnings per share was ($.17) for 1999.

(2) Includes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The effected tax impact of non-recurring charges on diluted earnings per share was ($.03) for 1999.
(3) Includes a non-recurring, acquisition-related charge of $3.1 million, net of $1.9 million tax benefit. The tax-effected impact of non-recurring charges on diluted earnings per share was ($.09) for 1998.

Summary Financial Data


                                 ___________________________________________________________
                                   1999(1)(2)     1998(3)      1997        1996       1995
                                   ----           ----         ----        ----       ----

(In thousands, except per share data)

Statements of Earnings Data,
  Before Non-recurring Charges:
Revenues                         $  340,197      330,902     245,057     189,107     186,901
Operating earnings                   14,505       38,568      22,170      10,601      37,265
Earnings before income taxes
  and extraordinary item             11,109       38,306      24,484      12,902      37,220
Extraordinary item - early
  extinguishment of debt             (1,395)           -           -           -           -
Net earnings                          5,462       23,687      15,148       8,251      22,521
Earnings per share before
  extraordinary item:
       Basic                            .20          .72         .46         .25         .75
       Diluted                          .20          .70         .45         .25         .72

Earnings per share:
       Basic                            .16          .72         .46         .25         .75
       Diluted                          .16          .70         .45         .25         .72

Weighted average shares
  outstanding:
     Basic                           33,623       32,825      32,881      32,729      29,845
     Diluted                         33,916       33,667      33,668      33,620      31,448

Balance Sheet Data:
Working capital                  $  170,053      118,681     156,808     171,204     174,064
Total assets                        660,891      436,485     331,781     314,753     303,945
Long-term debt, net                 100,000       25,000      30,026      30,000      30,104
Stockholders' equity                378,937      271,143     233,747     230,735     221,374


(1)   Statement of Earnings Data excludes a non-recurring  charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The effected tax impact of non-recurring charges on diluted earnings per share was ($.17) for 1999.
(2) Statement of Earnings Data excludes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The effected tax impact of non-recurring charges on diluted earnings per share was ($.03) for 1999.
  (3) Statement of Earnings Data excludes a non-recurring, acquisition-related charge of $3.1 million, net of $1.9 million tax benefit. The tax-effected impact of non-recurring charges on diluted earnings per share was ($.09) for 1998.

Item 7.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

Introduction
------------

At the beginning of 1999 the Company indicated that 1999 could be a difficult year for the Company due to the possible impact of Y2K issues and the effects of the Balanced Budget Act of 1997 and unfortunately that became true. In both the first and second quarters of 1999 our earnings per share were below expectations. Total revenues declined from the first quarter to the second quarter and from the second quarter to the third quarter, caused by a decline in system sales and new bookings. Potential clients simply could not focus on their Y2K remediation efforts, deal with the decreased funding resulting from the Balanced Budget Act of 1997 and invest in new information systems at the same time. However, beginning in the fourth quarter of 1999 the Company saw significant improvements. Revenue for the fourth quarter was the highest for the year and the second highest quarter ever recorded, bookings in the Company's core business were the highest ever recorded, cash collections increased significantly and non-billed receivables declined to approximately 47% of total receivables, the lowest level since 1996. The increase in revenues and cash collections and the decline in unbilled revenues reflect our success in completing HNA Millennium projects, HNA Millennium market readiness and a declining Y2K impact in the Company's markets.

However, 1999 did mark important accomplishments. The Company met all of its Y2K commitments to clients and the Company's clients have had no Y2K-related problems with the Company's systems. The Company completed the successful implementation of 349 HNA Millennium applications, more than double the number completed during 1997 and 1998, and reduced the average time from project start to conversion from 26.5 months at the end of 1996 to 9.8 months at the end of 1999.

During 2000 patient accounting and other business and management systems, where the Company currently has no or limited market share, will become available. The Company believes HNA Millennium provides a significant competitive advantage because it utilizes the only fully integrated, large scale, enterprise wide architecture in the industry and can deliver a superior combination of functionality, efficiency, cost containment and quality control through interrelated clinical and management information systems. Although the Company believes that there will be some "tail" to the Y2K impact into the year 2000, it also believes that the impact of the Balanced Budget Act of 1997 and the other pressures to decrease costs and provide improved care throughout the healthcare system will stimulate the market for healthcare information systems during the year 2000.

Results of Operations
---------------------

Year Ended January 1, 2000, Compared to Year Ended January 2, 1999

The Company's revenues increased 3% to $340,197,000 in 1999 from $330,902,000 in 1998. Net earnings, before extraordinary item and non-recurring charges was $6,857,000 in 1999 compared to $23,687,000 in 1998. Non-recurring charges in 1999, as described below, included contract reserves and branch restructuring charges. Non-recurring charges in 1998 include acquisition related charges. Including the extraordinary item and non-recurring charges, the Company incurred a loss of $1,211,000, in 1999 compared to earnings of $20,589,000 in 1998.

Revenues - In 1999, revenues increased due to an increase in support of installed systems and other revenues. System sales decreased 9% to $224,510,000 in 1999 from $245,490,000 in 1998.
The decrease in system sales is due to a decrease in new contract bookings in 1999 compared to 1998. The Company believes that this decrease is due primarily to delays in purchasing decisions related to Year 2000 and the Balanced Budget Act of 1997. The sale of additional hardware and software products to the installed client base increased 27% in 1999 as compared to 1998.

Total sales to the installed base in 1999, including new systems, incremental hardware and software, support and maintenance services, and discrete services, were 75% of total revenues in 1999 compared to 69% in 1998. The higher percentage was primarily due to the decrease in system sales to new clients.

At January 1, 2000, the Company had $338,614,000 in contract backlog and $162,798,000 in support and maintenance backlog, compared to $314,965,000 in contract backlog and $153,453,000 in support and maintenance backlog at the end of 1998.

Support and maintenance revenues increased 23% in 1999 compared to 12% in 1998. These revenues represented 28% of 1999 total revenues and 23% of 1998 total revenues. The higher percentage was primarily attributable to the decrease in system sales and an increase in installed systems.

Other revenues increased 148% to $21,489,000 in 1999 from $8,657,000 in 1998. This increase was due primarily to services performed beyond contracted requirements for existing clients. The Company anticipates that other revenues will continue to increase in 2000.

Cost of Revenues - The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 25% of total revenues in 1999, excluding a non-recurring fixed fee implementation cost, as described below, and 27% of total revenues in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Included in the 1999 cost of revenues is a charge of $9,449,000, which represents the remaining additional costs in excess of revenues required to complete certain remaining HNA Millennium fixed fee implementation contracts. The Company switched to an hourly fee-for-service implementation model in 1997. Delays in some of the older projects, primarily caused by delays in development of the Company's HNA Millennium products, increased the time required to complete these installations. While the Company originally anticipated these fixed fee implementations would be completed in 1999, in some instances the focus by clients on their internal Y2K projects created a further delay. As a result of the significant implementation work completed in the last half of 1999 and the agreement between the Company and these clients in the fourth quarter as to the scope of work remaining, the Company estimates that the costs to complete certain fixed fee implementation contracts will exceed the remaining revenue by $9,449,000. The Company recognized the impact of these excess costs in the fourth quarter income statement as a non-recurring cost of revenues.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, trade show costs, and advertising costs. These expenses as a percent of total revenues were 41% in 1999, excluding a non-recurring charge related to the closing of five branch offices, as described below, and 35% in 1998. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Included in 1999 sales and client service expenses is a non-recurring charge related to the closing of five branch offices. In December, 1999, the Company made a decision to close five of
its  branch  offices.   The  Company created  a  regional  branch
structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace has resulted in a significant decrease in utilization of certain regional offices. This led to
the  decision  to  close these physical locations.   The  Company
recorded  a charge
of $1.4 million in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. The Company will continue to maintain offices in Denver, Detroit and Australia, in addition to the world headquarters in Kansas City, Missouri.

Software Development - Software development expenses include salaries, documentation, and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 1999 and 1998 were $88,699,000 and $74,159,000, respectively. These amounts exclude amortization. Capitalized software costs were $30,192,000 and $25,052,000 for 1999 and 1998, respectively. The increase in aggregate expenditures for software development in 1999 is due to development of HNA Millennium products and development of community care products.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in 1999 and 1998.

Interest Expense, Net - Net interest expense was $3,396,000 in 1999 compared to $262,000 in 1998. The increase is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement date April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000 net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at January 1, 2000.

Income  Taxes - The Company's effective tax rate was 39% in  1999 and 38% in 1998.

Year  Ended  January  2, 1999, Compared  to Year Ended January 3,
1998

The Company's revenues increased 35% to $330,902,000 in 1998 from $245,057,000 in 1997. Net earnings increased 36% to $20,589,000 in 1998 from $15,148,000 in 1997. Excluding acquisition related charges, net earnings increased 56% to $23,687,000 in 1998 relative to 1997.

Revenues - In 1998, revenues increased due to an increase in system sales and support of installed systems. System sales increased 44% to $245,490,000 in 1998 from $170,906,000 in 1997.
This increase in system sales resulted primarily from an increase in installations under Health Network Architecture (HNA) contracts. Revenue from HNA contracts increased 23% compared to 1997. The sale of additional hardware and software products to the installed client base increased 30% in 1998 as compared to 1997.

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

Write-off  of In-Process Research and Development - Write-off  of
in-process  research  and  development  is  a  one-time   expense
resulting from the acquisition of Multum.

Interest  Income  (Expense),  Net  -  Net  interest  expense  was
$262,000   in 1998 compared to net interest income of  $2,314,000
in 1997. The decrease is due primarily to a decrease in invested cash.

Income  Taxes - The Company's effective tax rate was 38% in  1998 and 1997.

Liquidity and Capital Resources
-------------------------------

The Company had total cash and cash equivalents of $75,677,000 at the end of 1999 and working capital of $170,053,000, compared to cash and cash equivalents of $42,658,000 at the end of 1998, and working capital of $118,681,000. The increase in working capital resulted primarily from the completion of a $100,000,000 private placement of debt, partially offset by the Company's further investment in software development.

The Company generated cash of $27,389,000, $5,893,000, and $18,692,000 from operations in 1999, 1998, and 1997, respectively. Cash flow from operations increased in 1999, due primarily to increased collection of receivables, improved payment terms, and record level conversions. Cash flow from operations decreased in 1998, due primarily to increases in receivables from increased revenues, and from non-cash consideration received for the sale of license software.

Cash used in investing activities consisted primarily of capitalized software development costs of $30,192,000 and $25,052,000 and purchases of capital equipment of $14,286,000 and $20,846,000 in 1999 and 1998, respectively. The Company also made additional investments in affiliates in 1999 of $13,615,000, primarily CareInsite. The major source of cash from financing activities in 1999 was provided by the Company's refinancing of its long-term debt, more fully described in note 6 to the Consolidated Financial Statements. In November 1998, the Company sold 670,000 shares of common stock to General Electric Company, which resulted in cash proceeds of $14,874,000.

Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23%, 12%, and 20%, in 1999, 1998, and 1997, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company expects to have an increase in its cash position for 2000. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 2000. The Company has an $18,000,000 line of credit available.

The effects of inflation were minimal on the Company's business.

Factors  that may Affect Future Results of Operations,  Financial
-----------------------------------------------------------------
Condition or Business
---------------------

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

Quarterly  Operating Results May Vary
------------------------------------- -   The Company's quarterly
operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company's products and services, the Company's long sales cycle, the long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's HNA Millennium products, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the customer. The sale may be subject to delays due to customers' internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company's expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately six months to three years and involve significant efforts both by the Company and the client. In addition, implementation of the Company's HNA Millennium products is a new and evolving process. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company's and the client's ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company's products do not commence until the product is in use.

The Company's revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock  Price  May  Be  Volatile
------------------------------- -    The  trading  price  of  the
Company's  common  stock may be volatile.   The  market  for  the
Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control.

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

Market  Risk  of  Investments
-----------------------------  - The  Company  accounts  for  its investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of the common stock of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $248,821,000 at January 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of licensed software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under  Statement  of  Financial  Accounting  Standards  no.   115
"Accounting   for   Certain  Investments  in  Debt   and   Equity
Securities" (SFAS No. 115), the Company is required to mark to market those shares which are classified as available-for-sale. Additionally, SFAS No. 115 requires shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four preceding calendar weeks. As of January 1, 2000, the Company has marked to market 2,230,700 shares of CareInsite common stock, with a market value of $179,571,000, that are considered available-for-sale under Rule 144 and SFAS
No. 115.    All  CareInsite  shares  the  Company  owns  will   be
considered available-for-sale and be marked to market in the first quarter of 2000. If all shares were eligible to be marked to market at January 1, 2000, the market value would be $1,058,515,000.

If the Company realizes certain performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. No amounts have been recognized in the consolidated financial statements for the Performance Shares due to the uncertainty of the future events.

The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC. As part of that agreement, 806,756 of the 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited. The THINC Warrants expire in three years.

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company will receive 1.3 shares of Healtheon/WebMD Corporation in exchange for each common share of CareInsite held by the Company. In addition the Performance Shares will be adjusted at a rate of 1.3 shares of Healtheon/WebMD Corporation for each share of CareInsite. All physician users of systems of Healtheon/WebMD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage. The THINC Warrants will also be adjusted at a rate of 1.3 shares of Healtheon/WebMD Corporation for each share of CareInsite. The proposed merger of CareInsite and Healtheon/WebMD Corporation ("Merger") is subject to shareholder and regulatory approval. There is no guarantee the Merger will close.

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second quarter of 2000. If the Merger closes the Company will record the Healtheon/WebMD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares. Based on proposed lock-up provisions, 50% of the Healtheon/WebMD Corporation shares would thereafter be considered available-for-sale and would be marked to market at each balance sheet date. The remainder would be carried at cost until the third quarter of 2000.

The Company owns 50% of Health Network Ventures ("HNV"), a joint venture investment which is accounted for under the equity method. Under the terms of the joint venture agreement, the Company may require its partner to sell to the Company its share of HNV for $12,000,000, subject to certain adjustments, ("Call Option") at any time after July 1, 2000. In addition the partner may require the Company to purchase its share of HNV for $6,000,000, subject to certain adjustments, ("Put Option") at any time after July 1, 2000.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At January 1, 2000, marketable securities of the Company were recorded at cost, which approximates fair value of approximately $76 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Shared Medical Systems Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company's products. There are other competitors that offer a more limited number of competing products.

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

Government  Regulation
---------------------- -   The  United  States  Food  and   Drug
Administration (the "FDA") has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including premarket notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

Following an inspection by the FDA in March of 1998, the Company received a Form FDA 483 (Notice of Inspectional Observations) alleging non-compliance with certain aspects of FDA's Quality System Regulation with respect to the Company's PathNet HNAC
Blood Bank Transfusion and Donor products (the "Blood Bank Products"). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter including an audit by a third party of the Company's Blood Bank Products and improvements to Cerner's Quality System. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification was submitted to the FDA in January of 1999.

There can be no assurance, however, that the Company's actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products. FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing would have a material adverse effect on the Company's business, results of operations or financial condition.

Product  Related  Liabilities
----------------------------- -   Many of the Company's  products
provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

System   Errors   and  Warranties
---------------------------------  -    The  Company's   systems,
particularly the HNA Millennium versions, are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company's agreements with its clients typically provide warranties against material errors and other matters. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contracts with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover   Defenses
------------------------ -    The  Company's  charter,   bylaws,
shareholders' rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (i) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (ii) blank check preferred stock, (iii) supermajority voting provisions, (iv) inability of stockholders to act by written consent or call a special meeting, (v) limitations on the ability of stockholders to nominate directors or make proposals at stockholder meetings, and (vi) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company's common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

Year  2000
---------- - As of the date of this annual report, the Company has not seen any adverse impact as a result of the Year 2000 transition on any of its systems or those of its clients or suppliers. Nonetheless, the Company will continue to monitor the effect of the Year 2000 transition, and there can be no absolute assurance that Year 2000 issues will not materialize in the future and have a material adverse effect on the Company, its products or its operations.

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

Item  9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2000, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2000, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by
Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2000, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2000, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2000, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent  Auditors'  Report  on  Consolidated
               Financial Statements

               Consolidated Balance Sheets -
               January 1, 2000 and January 2, 1999

               Consolidated Statements of Operations -
               Years Ended January 1, 2000, January 2, 1999  and
                 January 3, 1998

               Consolidated Statements of Changes In Equity
               Years Ended January 1, 2000, January 2, 1999 and
                 January 3, 1998

               Consolidated Statements of Cash Flows
               Years Ended January 1, 2000, January 2, 1999 and
                 January 3, 1998

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               January 1, 2000 are included herein:

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

4(c) Credit Agreement between Cerner Corporation and Mercantile Bank dated April 1, 1999 (filed as Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and hereby incorporated herein by reference).

10(a) Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and hereby incorporated herein by reference).*

10(b)          Indemnification Agreements between the Registrant
               and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr., Ph.D. and Thomas C. Tinstman, M.D., (filed as Exhibit 10(i) to Registrant's Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c)          Indemnification  Agreement  between  Michael  E.
               Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).*

10(d)          Indemnification  Agreement   between   John   C.
               Danforth, and Registrant (filed as Exhibit 10(i)(b) to Registrant's Quarterly Report on Form 10-Q for the year ended June 29, 1996 and hereby incorporated by reference).*

10(e)          Indemnification  Agreement   between   Jeff   C.
               Goldsmith, Ph.D. and Registrant.*

10(f) Amended Stock Option Plan D of Registrant (filed as Exhibit 10 (g) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and hereby incorporated by reference).*

10(g)          Stock  Option  Plan  E  of Registrant  (filed  as
               Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended January 3, 1998, and hereby incorporated by reference).*

10(h)          Cerner Performance Plan for 1999 (filed as Exhibit
               10(j) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(i)          Cerner Performance Plan for 2000.*

10(j)          Long-Term  Incentive  Plan  for  1999  (filed  as
               Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(k)          Promissory Note of Jack A. Newman, Jr. (filed  as
               Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and hereby incorporated herein by reference)*

10(l)          Promissory Notes of Earl H. Devanny, III.*

10(m)          Promissory Note of Glenn P. Tobin, Ph.D. (filed as
               Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(n)          Cerner Corporation Executive Stock Purchase  Plan
               (filed as Exhibit 4(g) to Registrant's Registration Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).*

10(o)          Form   of  Stock  Pledge  Agreement  for  Cerner
               Corporation  Executive Stock Purchase  Plan  (filed  as
               Exhibit 4(h) to Registrant's Registration Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).*

10(p) Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant's Registration Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).*

10(q)          Employment Agreement of Earl H. Devanny, III.*

10(r)          Employment Agreement of Glenn P. Tobin, Ph.D.*

10(s)          Employment Agreement of Stanley M. Sword.*

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

          (b)  Reports on Form 8-K

      Reports on form 8-K were filed on March 18, 1999, April 23,
      1999 and September 28, 1999.

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

                              CERNER CORPORATION


Dated:  March 27, 2000        By: /s/Neal L.Patterson
                                 --------------------------
                                  Neal L. Patterson
                                  Chairman   of  the  Board   and
                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                              Date
          -------------------                              ----



____/s/Neal L. Patterson_________________             March 27, 2000
Neal L. Patterson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)



____/s/Clifford W. Illig_________________            March 27, 2000
Clifford W. Illig, Vice Chairman and Director



____/s/Marc G. Naughton__________________            March 27, 2000
Marc G. Naughton, Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)


____/s/Michael E. Herman_________________            March 27, 2000
Michael E. Herman, Director



____/s/Gerald E. Bisbee___________________           March 27, 2000
Gerald E. Bisbee, Jr., Ph.D., Director



____/s/Thomas C. Tinstman__________________          March 27, 2000
Thomas C. Tinstman, M.D., Senior Vice President and Director

____/s/John C. Danforth____________________          March 27, 2000
John C. Danforth, Director


____/s/Jeff C. Goldsmith___________________          March 27, 2000
Jeff C. Goldsmith, Ph.D., Director

Independent Auditors' Report
------------------------------------------------------------------



The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles.



KPMG LLP

Kansas City, Missouri
February 14, 2000



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

Consolidated Balance Sheets
--------------------------------------------------------------------------------
January 1, 2000 and January 2, 1999


                                                    1999            1998
                                                    ----------------------------
(Dollars in thousands)

Assets
  Current Assets:
  Cash and cash equivalents                        $     75,677       42,658
  Receivables                                           161,174      167,374
  Inventory                                               1,262        2,651
  Prepaid expenses and other                              4,316        4,234
                                                   ------------ ------------

  Total current assets                                  242,429      216,917

  Property and equipment, net                            77,938       77,292
  Software development costs, net                        71,007       54,971
  Intangible assets, net                                  7,511        8,884
  Investments, net                                      252,123       71,719
  Other assets                                            9,883        6,702
                                                   ------------ ------------

                                                   $    660,891      436,485
                                                   ============ ============
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                 $     20,261       14,092
  Current installments of long-term debt                      -        5,030
  Deferred revenue                                       21,245       33,921
  Income taxes                                           10,987       26,057
  Accrued payroll and tax withholdings                   17,241       16,625
  Other accrued expenses                                  2,642        2,511
                                                   ------------ ------------

  Total current liabilities                              72,376       98,236

  Long-term debt, net                                   100,000       25,000
  Deferred income taxes                                  93,578       22,106
  Deferred revenue                                       16,000       20,000

  Stockholders' Equity:
  Common stock, $.01 par value ,150,000,000
    shares authorized, 34,932,703 shares
    issued in 1999 and 34,674,164 shares in
    1998                                                    349          347
  Additional paid-in capital                            166,735      165,239
  Retained earnings                                     125,651      126,862
  Treasury stock, at cost (1,201,518 shares
    in 1999 and 1998)                                   (20,796)     (20,796)
  Accumulated other comprehensive income:
    Foreign currency translation
      adjustment                                             23         (243)
    Unrealized gain (loss) on available-
      for-sale equity securities (net of
      deferred tax liability of $59,806
      in 1999 and deferred tax asset of
      $165 in 1998)                                     106,975         (266)
                                                   ------------  ------------

  Total stockholders' equity                            378,937      271,143
                                                   ------------  ------------


  Commitments (Note 12)                           $     660,891      436,485
                                                  =============  ============


See notes to consolidated financial statements.

Consolidated Statements of Operations
--------------------------------------------------------------------------------
For the years ended January 1, 2000, January 2, 1999, and January 3, 1998


                                                1999        1998        1997
                                         --------------------------------------
(In thousands, except per share data)

Revenues
  System sales                           $   224,510      245,490     170,906
  Support and maintenance                     94,198       76,755      68,713
  Other                                       21,489        8,657       5,438
                                         --------------------------------------

  Total revenues                             340,197      330,902     245,057
                                         --------------------------------------

Costs and expenses
  Cost of revenues                            95,038       89,544      71,943
  Sales and client service                   141,234      117,107      83,788
  Software development                        72,663       59,754      44,086
  General and administrative                  27,564       25,929      23,070
  Write-off of acquired in-process
    research and development                       -        5,038           -
                                         --------------------------------------

  Total costs and expenses                   336,499      297,372     222,887
                                         --------------------------------------

Operating earnings                             3,698       33,530      22,170

  Interest income (expense), net              (3,396)        (262)      2,314
                                         --------------------------------------

Earnings before income taxes
  and extraordinary item                         302       33,268      24,484
        Income taxes                            (118)     (12,679)     (9,336)
                                         --------------------------------------

Earnings before extraordinary item               184       20,589      15,148

Extraordinary item, net of tax                (1,395)           -           -
                                         --------------------------------------

Net earnings (loss)                      $    (1,211)      20,589      15,148
                                         ======================================

Basic earnings per share
  before extraordinary item              $       .01          .63         .46
                                         ======================================
Basic earnings (loss) per share          $     (.04)          .63         .46
                                         ======================================

Diluted earnings per common
  share before extraordinary item        $      .01           .61         .45
                                         ======================================
Diluted earnings (loss) per
  common share                           $     (.04)          .61         .45
                                         ======================================


See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity
--------------------------------------------------------------------------------
For the years ended January 1, 2000, January 2, 1999, and January 3, 1998


                                                                                                Accumulated
                                                      Additional              Treasury             other
                                   Common Stock        paid-in     Retained    stock           Comprehensive   Comprehensive
                                  Shares   Amount      capital     earnings    amount              income          income
                                  ------------------------------------------------------------------------------------------

(In thousands)

Balance at December 28, 1996      33,404      334      144,941      91,125     (5,693)              28
                                  ---------------------------------------------------------------------

Exercise of options                  311        3          978           -          -                -
Issuance of common stock
  grants as compensation               2        -           48           -          -                -
Issuance of restricted
  common stock                       100        1        1,586           -          -                -
Tax benefit from disqualifying
  disposition of stock options         -        -          521           -          -                -
Purchase of 688,500 shares of
  treasury stock                       -        -            -           -    (15,103)               -
Foreign currency translation
  adjustment                           -        -            -           -          -             (170)           (170)
Net earnings                           -        -            -      15,148          -                -          15,148
                                  -------------------------------------------------------------------------------------
Comprehensive income                                                                                            14,978
                                                                                                               ========

Balance at January 3, 1998        33,817      338      148,074     106,273    (20,796)            (142)
                                  ---------------------------------------------------------------------


Exercise of options                 185         2        1,248           -          -                -
Issuance of common stock
  grants as compensation              2         -           44           -          -                -
Issuance of common stock            670         7       14,867           -          -                -
Non-employee stock option
  compensation expense                -         -          385           -          -                -
Tax benefit from disqualifying
  disposition of stock options        -         -          621           -          -                -
Foreign currency translation
  adjustment                          -         -            -           -          -             (101)           (101)
Unrealized loss on available-
  for-sale equity security,
  net of deferred tax asset
  of $165                             -         -            -           -          -             (266)           (266)
Net earnings                          -         -            -      20,589          -                -          20,589
                                 --------------------------------------------------------------------------------------
Comprehensive income                                                                                            20,222
                                                                                                               ========

Balance at January 2, 1999       34,674     $ 347      165,239     126,862    (20,796)            (509)
                                 ======================================================================

Exercise of options                 257         2          623           -          -                -
Issuance of common stock
  grants as compensation              2         -           40           -          -                -
Non-employee stock option
  compensation expense                -         -          239           -          -                -
Tax benefit from disqualifying
  disposition of stock options        -         -          594           -          -                -
Foreign currency translation
  adjustment                          -         -            -           -          -              266             266
Unrealized gain on available-
  for-sale equity securities,
  net of deferred tax
  liability of $59,806                -         -            -           -          -          107,241         107,241
Net loss                              -         -            -      (1,211)         -                -          (1,211)
                                 --------------------------------------------------------------------------------------
Comprehensive income                                                                                           106,296
                                                                                                               ========

Balance at January 1, 2000       34,933    $  349      166,735     125,651    (20,796)         106,998
                                 =====================================================================


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
For years ended January 1, 2000, January 2, 1999, and January 3, 1998


                                             1999        1998        1997
                              -----------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                          $   (1,211)    20,589       15,148
Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                31,388     25,411       18,075
    Common stock received as consideration
      for sale of license software                    -    (70,000)           -
    Non-recurring fixed fee implementation cost   9,449          -            -
    Non-recurring branch restructure charge       1,358          -            -
    Extraordinary item, net of tax                1,395          -            -
    Write-off of acquired in-process
      research and development                        -      5,038            -
    Issuance of common stock grants
      as compensation                                40         44           48
    Non-employee stock option
      compensation expense                          239        385            -
    Equity in losses of affiliates                  423      1,601          864
    Provision for deferred income taxes          (3,165)    15,816        8,246
    Tax benefit from disqualifying
      dispositions of stock options                 594        621          521
    Loss on disposal of capital equipment           478        223          110
Changes in operating assets and
  liabilities (net of business acquired):
    Receivables, net                              6,200    (39,481)     (27,931)
    Inventory                                     1,389       (908)        (127)
    Prepaid expenses and other                      844     (3,970)      (2,075)
    Accounts payable                             (5,207)     2,620        1,984
    Accrued income taxes                            461     (2,334)           -
    Deferred revenue                            (16,676)    45,410          479
    Other current liabilities                      (610)     4,828        3,350
                                            ------------------------------------
 Total adjustments                               28,600    (14,696)       3,544
                                            ------------------------------------
 Net cash provided by operating
  activities                                     27,389      5,893       18,692
                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital equipment               (14,286)   (20,846)     (14,896)
    Purchase of land, buildings, and
      improvements                                    -     (2,767)         (86)
    Acquisition of business                           -     (6,874)           -
    Investment in affiliates                    (13,615)    (1,217)      (4,500)
    Advances to affiliates                       (1,000)         -            -
    Executive stock purchase program             (3,628)         -            -
    Proceeds on disposal of capital
      equipment                                      59          -          212
    Capitalized software development
      costs                                     (30,192)   (25,052)     (18,373)
                                            ------------------------------------
Net cash used in investing activities           (62,662)   (56,756)     (37,643)
                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of
      long-term debt                             99,568          -            -
    Repayment of long-term debt                 (32,167)       (45)        (116)
    Proceeds from sale of common stock                -     14,874            -
    Proceeds from exercise of options               625      1,250          981
    Purchase of treasury stock                        -          -      (15,103)
                                            ------------------------------------
Net cash provided by (used in)
  financing activities                           68,026     16,079      (14,238)
                                            ------------------------------------
Foreign currency translation adjustment             266       (101)        (170)
                                            ------------------------------------
Net increase (decrease) in cash and
  cash equivalents                               33,019    (34,885)     (33,359)
Cash and cash equivalents at beginning
  of year                                        42,658     77,543      110,902
                                            ------------------------------------
Cash and cash equivalents at end of year     $   75,677     42,658       77,543
                                            ====================================

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
    Interest                                 $    5,448      2,504        2,473
    Income taxes, net of refund                   1,647     (2,112)       1,024

Noncash investing and financing activities
    Issuance of restricted common
      stock and grants                               40         44        1,635


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

Clinical information system sales contracts are negotiated separately and generally include the licensing of the Company's clinical information system software, project-related services associated with the installation of the systems, and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the performance criteria set forth in the contracts. The Company recognizes revenue from sales of clinical information systems using a percentage-of-completion method based on meeting key milestone events over the term of the contracts in accordance with Statement of Position 97-2, "Software Revenue Recognition". Revenue recognized is limited to amounts to be billed within one year.

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

(c) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 1999 and 1998, respectively, consisted of 52 weeks each, and fiscal year 1997 consisted of 53 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(d) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.
The Company is amortizing capitalized costs on a straight-line basis over five years. During 1999, 1998, and 1997, the Company capitalized $30,192,000, $25,052,000, and $18,373,000, respectively, of total software development costs of $88,699,000, $74,159,000, and $54,524,000, respectively. Amortization expense of capitalized software development costs in 1999, 1998, and 1997 was $14,156,000, $10,647,000, and $7,935,000,
respectively, and accumulated amortization was $57,698,000, $43,542,000, and $32,895,000, respectively.

(e) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.

(f) Investments - The Company accounts for its investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive
income.   Investments in the common stock of  certain  affiliates
over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the
Company  for  declines  in  fair value.   If  such
declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value
as a  new   cost  basis, and  the  amount  of  the  write-down  is
included in earnings.

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


(In thousands, except per share data)

                                  1999                                1998                                1997
                -----------------------------------------------------------------------------------------------------------

                                              Per                                Per                                 Per
                 Earnings        Shares      Share   Earnings       Shares      Share    Earnings       Shares      Share
                (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
                -----------------------------------------------------------------------------------------------------------

Earnings per share before extraordinary item
--------------------------------------------

Basic earnings
per share
Income available
to common stock
holders
                     $   184       33,623   $   .01     20,589         32,825  $  .63       15,148         32,881   $ .46
                                             =======                            ======                               =====

Effect of dilutive
securities
Stock options
                          --          293                   --            842                   --            787

Diluted earnings per share
Income available to common
stockholders including
assumed
conversions
                     ----------------------------------------------------------------------------------------------------
                      $   184      33,916   $   .01     20,589         33,667  $  .61      15,148         33,668   $ .45
                     ====================================================================================================

Net earnings (loss) per share

Basic earnings (loss)
per share
Income available to
common stock
holders
                      $(1,211)     33,623   $  (.04)    20,589         32,825  $  .63      15,148         32,881   $ .46
                                             =======                            ======                              =====

Effect of dilutive
securities
Stock
options
                           --         293                   --            842                  --            787

Diluted earnings (loss)
per share
Income available
to common stock
holders including
assumed conversions
                   ------------------------------------------------------------------------------------------------------
                      $(1,211)     33,916   $  (.04)    20,589         33,667  $  .61     15,148          33,668   $ .45
                   ======================================================================================================


Options to purchase 3,185,000, 1,652,000 and 1,149,000 shares of common stock at per share prices ranging from $17.50 to $31.00, $25.00 to $31.00, and $21.50 to $31.00 were outstanding at the end of 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(j) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was $95,000, ($673,000), and ($762,000) in 1999, 1998, and 1997, respectively.

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

(l) Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over seven to eight years. Accumulated amortization was $5,387,000 and $4,037,000 at the end of 1999 and 1998, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

(m) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The acquired in-process research and development related to Multum's component based, drug information software development kit (SDK) for use in clinical information systems. Its components are designed for use in a variety of configurations and to provide complete control over the retrieval of drug information from Multum's knowledge databases. SDK was approximately 80% complete at the time of the acquisition. When Multum was acquired, it was projected that SDK would be completed in 12-18 months at an estimated cost of $1.9 million. The risks associated with completing SDK are like any other software development project and include changes in technology and competition. The SDK project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2000; no material changes from historical pricing, margins or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to estimated net cash flows. SDK was approximately 90% complete at the end of 1998 and was completed in 1999.

The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,581,000. The goodwill is being amortized straight-line over seven years.

3    Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of-completion method are recorded
as deferred revenue.   A summary of receivables is as follows:



(In thousands)                    1999            1998
                             --------------------------

     Accounts receivable     $  85,814          72,747
     Contracts receivable       75,360          94,627
                             ----------      ----------

     Total receivables       $ 161,174         167,374
                             ==========      ==========


Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 1999 and 1998 are amounts due from healthcare providers located in foreign countries of $17,704,000 and $12,071,000, respectively. Consolidated revenues include foreign sales of $24,001,000, $17,545,000, and $16,272,000, during 1999,
1998, and 1997, respectively. Consolidated long-lived assets at the end of 1999 and 1998, include foreign long-lived assets of $638,000 and $290,000, respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 1999 and 1998 the allowance for estimated uncollectible accounts was $4,759,000 and $3,405,000, respectively.

4    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:


(In thousands)                                  1999      1998
                                            --------------------

Furniture and fixtures                      $ 21,623     19,153
Computer and communications
  equipment                                   67,462     59,280
Marketing equipment                            1,984      1,913
Leasehold improvements                        16,905     13,543
Capital lease equipment                          713        713
Land, buildings, and improvements             32,437     32,437
                                            ---------  ---------
                                             141,124    127,039
Less accumulated depreciation and
  amortization                                63,186     49,747
                                            ---------  ---------

Total property and equipment, net           $ 77,938     77,292
                                            =========  =========


5    Investments

Investments consist of the following:


(In thousands)                               1999       1998
                                          ---------  -----------

Investments in available-for-sale
  equity securities                       $  13,057         503
Plus unrealized holding gain (loss)         166,781        (431)
                                          ----------  ----------
Investment in available-for-sale
  equity securities, at fair value          179,838          72
Investments in equity securities, at cost    69,822      70,000
Investments accounted for under
  the equity method                           2,463       1,647
                                          ----------  ----------

Total investments, net                    $ 252,123      71,719
                                          ==========  ==========


Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of common stock, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $248,821,000 at January 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under Statement of Financial Accounting Standards no. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company is required to mark to market those shares which are classified as available-for-sale. Additionally, SFAS No. 115 requires shares that are eligible under Rule 144 for public sale within a twelve month period be considered as available-for-sale. Under Rule 144, as currently in effect, a person who has beneficially owned shares of common stock for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding and the average weekly trading volume of the common stock during the four preceding calendar weeks. As of January 1, 2000, the Company has marked to market 2,230,700 shares of CareInsite common stock, with a market value of $179,571,000, that are considered available-for-sale under Rule 144 and SFAS No. 115. All CareInsite shares the Company owns will be considered available-for-sale and be marked to market in the first quarter of 2000. If all shares were eligible to be marked to market at January 1, 2000, the market value would be $1,058,515,000.

If the Company realizes certain performance metrics related to specified levels of physician usage, CareInsite will issue to the Company 2,503,125 shares of common stock at a price of $.01 per share ("Performance Shares"). The measurement date is February 15, 2001. No amounts have been recognized in the consolidated financial statements for the Performance Shares due to the uncertainty of the future events.

The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by

CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC. As part of that agreement, 806,756 of the 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited. The THINC Warrants expire in three years.

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company will receive 1.3 shares of Healtheon/WebMD Corporation in exchange for each common share of CareInsite held by the Company. In addition the Performance Shares will be adjusted at a rate of 1.3 shares of Healtheon/WebMD Corporation for each share of CareInsite. All physician users of systems of Healtheon/WebMD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage. The THINC Warrants will also be adjusted at a rate of 1.3 shares of Healtheon/WebMD Corporation for each share of CareInsite. The proposed merger of CareInsite and Healtheon/WebMD Corporation ("Merger") is subject to shareholder and regulatory approval. There is no guarantee the Merger will close.

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second quarter of 2000. If the Merger closes the Company will record the Healtheon/WebMD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares. Based on proposed lock-up provisions, 50% of the Healtheon/WebMD Corporation shares would thereafter be considered available-for-sale and would be marked to market at each balance sheet date. The remainder would be carried at cost until the third quarter of 2000.

The Company owns 50% of Health Network Ventures ("HNV"), a joint venture investment which is accounted for under the equity method. Under the terms of the joint venture agreement, the Company may require its partner to sell to the Company its share of HNV for $12,000,000, subject to certain adjustments, ("Call Option") at anytime after July 1, 2000. In addition the partner may require the Company to purchase its share of HNV for $6,000,000, subject to certain adjustments, ("Put Option") at any time after July 1, 2000.

6    Indebtedness

The Company has a loan agreement with a bank that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (8.5% at January 1,
2000)  or  LIBOR  (6.5%  at January 1,  2000)  plus  1.5%.   The
interest rate may be reduced by up to .4% if certain net worth ratios are maintained. At January 1, 2000, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/10% is payable quarterly on the unused portion of the revolving line of credit.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1,
1999.   The  Series A Senior Notes, with a $60,000,000  principal
amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred an extraordinary loss for a prepayment penalty and write-off of deferred loan costs of $1,395,000 net of taxes. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at January 1, 2000.

The fair value of the Company's Senior Notes approximates their carrying value at January 1, 2000 based on current rates offered to the Company for similar debt instruments of comparable maturities.

7   Interest Income and Expense

A summary of interest income and expense is as follows:


(In thousands)                      1999       1998      1997
                                 -----------------------------

Interest income                  $ 2,582      2,242     4,755
Interest expense                  (5,978)    (2,504)   (2,441)
                                 --------   --------  --------

Interest income (expense), net   $(3,396)      (262)    2,314
                                 ========   ========  ========


8   Stock Options and Warrants

At January 1, 2000, the Company had four fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

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

Initially under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants, or advisors to the Company options to purchase up to 2,600,000 shares of common stock through January 1, 2005. An additional 2,000,000 shares were approved by the Company's shareholders on May 22, 1998, increasing the total authorized to grant to 4,600,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Under Stock Option Plan E, the Company is authorized to grant to associates (other than officers subject to the provisions of
Section 16(a) of the Securities and Exchange Act of 1934), consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

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

A combined summary of the status of the Company's four fixed stock option plans and other stock options at the end of 1999, 1998, and 1997, and changes during these years ended is presented below:


                                 1999                    1998                    1997
                               Weighted-               Weighted-               Weighted-
                   Number       average    Number       average    Number       average
                     of        exercise      of        exercise      of         exercise
Fixed Options      shares       price      shares       price      shares        price
----------------------------------------------------------------------------------------

Outstanding at   5,488,191     $  20.38  4,179,258     $  17.74  3,196,072     $  16.50
  beginning of
  year
Granted          1,447,246        16.69  1,932,710        24.15  1,592,363        18.22
Exercised         (255,747)        4.91   (185,335)        6.88   (310,531)        3.12
Forfeited       (1,149,695)       22.40   (438,442)       17.57   (298,646)       17.50
----------------------------------------------------------------------------------------
Outstanding at
  end of year    5,529,995     $  19.79  5,488,191     $  20.38  4,179,258     $  17.74
                ==========              ==========              ==========

Options
  exercisable at
  year-end       1,297,147               1,111,943                 876,376


The following table summarizes information about fixed and other stock options outstanding at January 1, 2000.

                         Options outstanding                                          Options exercisable
----------------------------------------------------------------------------  -----------------------------------

Range of            Number        Weighted-average                              Number
exercise         Outstanding         Remaining             Weighted-average   exercisable        Weighted-average
 prices          At 01/01/00      contractual life          exercise price    at 01/01/00         exercise price
----------------------------------------------------------------------------  ------------------------------------

$ 1.34-15.00       1,762,957            17.8 years              $ 14.03         494,770              $ 13.06
 15.13-20.50       1,393,497            13.5                      17.71         305,613                18.51
 20.56-25.00       1,411,870            12.4                      23.19         205,557                22.97
 25.88-31.00         961,671            14.8                      28.37         291,207                29.01
                   ---------                                                  ---------
  1.34-31.00       5,529,995            14.8                      19.79       1,297,147                19.49
                   =========                                                  =========


The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $10.88, $14.97 and $10.99, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                      1999       1998        1997
                                  -----------------------------------

Expected years until exercise            8          8           8
Risk-free interest rate               6.9%       5.0%        6.2%
Expected stock volatility            61.3%      58.5%       56.9%
Expected dividend yield                 0%         0%          0%


Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share on a diluted basis would have been reduced by approximately $3,922,000 or $.12 per share in 1999, approximately $5,929,000 or $.18 per share in 1998 and approximately $3,965,000 or $.12 per share in 1997.

Pro forma net earnings reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options' vesting period of ten years for these options. Compensation expense for options granted prior to January 1, 1995 is not considered.

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

9  Income Taxes

Income tax expense (benefit) before extraordinary item for the years ended 1999, 1998, and 1997, consists of the following:


  (In thousands)                 1999       1998       1997

  Current:
  Federal                    $  3,514     (1,929)       916
  State                           573     (1,061)        80
  Foreign                        (804)      (147)        94
                             ---------   --------  --------
  Total current                 3,283     (3,137)     1,090
                             ---------   --------  --------

  Deferred:
  Federal                      (2,891)    13,634      7,338
  State                          (288)     1,565        908
  Foreign                          14        617          -
                             ---------   --------  --------
  Total deferred               (3,165)    15,816      8,246
                             ---------   --------  --------

  Total income tax expense   $    118     12,679      9,336
                             =========   ========  ========

Income  tax benefit attributable to the extraordinary item (early retirement  of  debt) was $865,000 in 1999.  Income  tax  expense
(benefit)   allocated  to  stockholders'  equity  for  unrealized
holding gain (losses) on available-for-sale equity securities was
$59,971,000 and ($165,000) in 1999 and 1998, respectively.


Temporary  differences between the financial  statement  carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at the end of  1999 and 1998 relate to the following:



  (In thousands)                         1999          1998
                                    -----------------------------

  Deferred Tax Assets

  Contract reserves               $    3,615              -
  Acquisition accrual                  1,779          2,033
  Accrued expenses                     4,669          3,223
  Separate return net operating losses     -          1,577
  Other                                1,637          1,076
                                    ---------       --------
  Total deferred tax assets           11,700          7,909
                                    ---------       --------

  Deferred Tax Liabilities

  Unrealized gain on investments     (59,806)             -
  Software development costs         (26,812)       (20,695)
  Contract and service revenues
    and costs                        (23,591)       (32,255)
  Depreciation and amortization       (4,480)        (3,856)
  Other                               (5,581)        (2,867)
                                    ---------       --------
  Total deferred tax                (120,270)       (59,673)
                                    ---------       --------


  Net deferred tax liability      $ (108,570)       (51,764)
                                   ==========       ========


The effective income tax rates for 1999, 1998, and 1997 were 39%, 38%, and 38%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:


  (In thousands)                   1999        1998        1997
                               -----------------------------------

  Tax expense at statutory
    rates                        $  106      11,644       8,569
  State income tax, net of
    federal benefit                  10       1,280         632
  Other, net                          2        (245)        135
                                 -------     -------      ------

  Total income tax expense       $  118      12,679       9,336
                                 =======     =======      ======


Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 1999, 1998, and 1997 benefits of $594,000, $621,000, and $521,000, respectively, are treated as increases to additional paid-in capital.

10  Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 15% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 20% of the participant's contribution, limited to an annual maximum of $600 per participant. The Company's expense for the plan amounted to $1,187,000, $1,005,000, and $761,000 for 1999, 1998,
and 1997, respectively.

11   Related Party Transactions

In 1999, the Company loaned $3,628,000 to the Company's senior management under the terms of the Executive Stock Purchase Program ("Program"). The purpose of the Program is to advance the interests of the Company, the Company's senior management, and the Company's shareholders by offering the Company's senior management an incentive to purchase shares of the Company's stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares.

12  Commitments

The Company leases space to unrelated parties in its Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $1,005,000, $1,795,000, and $1,694,000 in 1999, 1998, and 1997, respectively.

The Company is committed under operating leases for office space through December 2004. Rent expense for office and warehouse space for the Company's regional and international offices for 1999, 1998, and 1997 was $2,226,000, $1,847,000, and $1,759,000,
respectively. Future minimum lease revenues (in thousands) and aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:


                            Future       Future
                            Minimum      Minimum
                             lease        lease
               Years       Revenues    Commitments
               -----------------------------------

               2000       $   425         1,566
               2001           176           719
               2002            40           428
               2003            23           435
               2004             -           267


In December, 1999, the Company made a decision to close five of its branch offices. The Company created a regional branch structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace has resulted in a significant decrease in utilization of certain regional offices. This led to the decision to close these physical locations. The Company recorded a charge of $1.4 million in sales and client service expenses in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. The Company will continue to maintain offices in Denver, Detroit and Australia, in addition to the world headquarters in Kansas City, Missouri.

13     Stockholders' Equity

At the end of 1999 and 1998, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

14  Quarterly Results (unaudited)

Selected quarterly financial data for 1999 and 1998 is set forth below:


(In thousands, except per share data)

                                      Earnings (loss)                   Basic
                                          before             Net       earnings         Diluted
                                      income taxes and     earnings     (loss)       earnings (loss)
                           Revenues  extraordinary item     (loss)     per share        per share
                           ------------------------------------------------------------------------

1999 quarterly results:

April 3                    $ 86,743         4,543           2,817         .08              .08
July 3 (1)                   82,782           428          (1,135)       (.03)            (.03)
October 2                    80,929         1,146             680         .02              .02
January 1 (2)                89,743        (5,815)         (3,573)       (.11)            (.11)
----------------------------------------------------------------------------------------------------

Total                       340,197           302          (1,211)       (.04)            (.04)
                            =======         ======         =======       =====            =====

1998 quarterly results:

April 4 (3)                  73,674         1,106             671         .02              .02
July 4                       79,152         8,726           5,369         .16              .16
October 3                    82,832        10,185           6,348         .19              .19
January 2                    95,244        13,251           8,201         .26              .24
----------------------------------------------------------------------------------------------------

Total                       330,902        33,268          20,589         .63              .61
                            =======        ======          ======         ====             ====


(1) In the second quarter of 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of
    $1,395,000, net of taxes of $865,000.   Earnings, basic earnings
    per   share,  and  diluted  earnings  per  share,  before   the
    extraordinary item for the second quarter of 1999 were $260,000, $0.01, and $0.01, respectively.

(2) See  note 12 regarding a non-recurring charge in the fourth quarter of 1999. The fourth quarter of 1999 also includes an additional non-recurring charge of $5.8 million, net of $3.6 million tax benefit, for contract reserves.

(3) See note 2 regarding a non-recurring charge in the first quarter of 1998.


                          Cerner Corporation
                    Valuation and Qualifying Accounts              Schedule II



                                        Additions
                          Balance at    Charged to
                          Beginning     Costs and                 Balance at
     Description          of Period     Expenses    Deductions   End of Period
--------------------------------------------------------------------------------

For Year Ended January 3, 1998
Doubtful Accounts       $ 1,121,000   $   369,000   $        0    $ 1,490,000

Sales Allowances        $         0   $         0   $        0    $         0




                                        Additions
                          Balance at    Charged to
                          Beginning     Costs and                 Balance at
     Description          of Period     Expenses    Deductions   End of Period
--------------------------------------------------------------------------------

For Year Ended January 2, 1999
Doubtful Accounts       $ 1,490,000   $ 1,915,000   $        0    $ 3,405,000

Sales Allowances        $         0   $         0   $        0    $         0




                                       Additions
                         Balance at    Charged to
                         Beginning     Costs and                   Balance at
     Description         of Period     Expenses     Deductions   End of Period
------------------------------------------------------------------------------

For Year Ended January 1, 2000
Doubtful Accounts       $ 3,405,000   $ 4,351,000   $(2,997,000)  $ 4,759,000

Sales Allowances        $         0   $         0   $         0   $         0














                   Independent Auditors' Report
                  on Financial Statement Schedule



  The Board of Directors
  Cerner Corporation:


  Under  date  of  February  14,  2000,  we  reported  on   the
  consolidated balance sheets of Cerner Corporation and subsidiaries as of January 1, 2000 and January 2, 1999 and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 1, 2000. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                             KPMG LLP

  Kansas City, Missouri
  February 14, 2000