Form 10-Q
period 2000-04-01
CERNER CORP /MO/
filed 2000-05-15
CIK 804753

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    April 1, 2000
                                   ------------------
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


              Commission File Number        0-15386
                                    ----------------

                       CERNER CORPORATION
      ____________________________________________________
     (Exact name of registrant as specified in its charter)


          Delaware                           43-1196944
---------------------------              ----------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                         (816) 201-1024
-----------------------------------------------------------------
  (Address of Principal Executive Offices, including zip code;
       registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X       No _____

      There were 33,802,391 shares of Common Stock, $.01 par value, outstanding at April 1, 2000.

               CERNER CORPORATION AND SUBSIDIARIES

                            I N D E X




Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of April 1, 2000 (unaudited)
          and January 1, 2000                                              1

          Consolidated Statements of Earnings for the
          three months ended April 1, 2000
          and April 3, 1999 (unaudited)                                    2

          Consolidated Statements of Cash Flows
          for the three months ended April 1, 2000
          and April 3, 1999 (unaudited)                                    3

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

Item 3.   Quantative and Qualitative Disclosures About
          Market Risk (Not applicable)


Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                               14

Part I.  Financial Information
Item 1. Financial Statements

               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                                     April 1,       January 1,
(In thousands)                                        2000             2000
                                                   -----------      ----------
                                                   (unaudited)
Assets
  Current Assets:
  Cash and cash equivalents                        $   93,672      $   75,677
  Receivables                                         148,763         161,174
  Inventory                                             1,091           1,262
  Prepaid expenses and other                            4,268           4,316
                                                    ----------      ----------
  Total current assets                                247,794         242,429

  Property and equipment, net                          76,747          77,938
  Software development costs, net                      74,167          71,007
  Intangible assets, net                                7,106           7,511
  Investments, net                                    310,489         252,123
  Other assets                                         11,553           9,883
                                                    ----------      ----------
                                                   $  727,856      $  660,891
                                                    ==========      ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                 $   21,653      $   20,261
  Deferred revenue                                     25,270          21,245
  Income taxes                                          8,047          10,987
  Accrued payroll and tax withholdings                 19,050          17,241
  Other accrued expenses                                3,528           2,642
                                                    ----------      ----------
  Total Current Liabilities                            77,548          72,376
                                                    ----------      ----------
  Long-term debt, net                                 100,000         100,000
  Deferred income taxes                               115,973          93,578
  Deferred revenue                                     15,000          16,000

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 35,004,001 shares issued
     in 2000 and 34,932,703 issued in 1999                350             349
  Additional paid-in capital                          167,637         166,735
  Retained earnings                                   128,043         125,651
  Treasury stock, at cost (1,201,610 shares in
     2000 and 1,201,518 shares in 1999)               (20,799)        (20,796)
  Accumulated other comprehensive income:
     Foreign currency translation adjustment             (254)             23
     Unrealized gain on available-for-sale equity
       securities (net of deferred tax liability
       of $81,201 for 2000 and $59,806 for 1999)      144,358         106,975
                                                    ----------      ----------
     Total stockholders' equity                       419,335         378,937
                                                    ----------      ----------
                                                   $  727,856      $  660,891
                                                    ==========      ==========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)



                                                   Three Months Ended

                                                  April 1,     April 3,
                                                ------------------------
                                                   2000          1999
                                                -----------   ----------
(In thousands, except per share data)
Revenues:
  System sales                                  $  54,077    $  60,813
  Support and maintenance                          26,524       22,365
  Other                                             6,506        3,565
                                                 ---------    ---------
  Total revenues                                   87,107       86,743
                                                 ---------    ---------
Costs and expenses:
  Cost of revenues                                 18,382       23,568
  Sales and client service                         37,324       34,103
  Software development                             19,531       17,526
  General and administrative                        6,935        6,672
                                                 ---------    ---------
  Total costs and expenses                         82,172       81,869
                                                 ---------    ---------
Operating earnings                                  4,935        4,874

 Interest expense, net                               (949)        (331)
                                                 ---------    ---------
Earnings before income taxes                        3,986        4,543
  Income Taxes                                     (1,594)      (1,726)
                                                 ---------    ---------
Net earnings                                    $   2,392    $   2,817
                                                 =========    =========
Basic earnings per share                        $     .07    $     .08
                                                 =========    =========
Basic weighted average shares outstanding          33,778       33,559
                                                 ---------    ---------
Diluted earnings per share                      $     .07    $     .08
                                                 =========    =========
Diluted weighted average shares outstanding        34,697       33,923
                                                 ---------    ---------


See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                         Three Months Ended

                                                    April 1, 2000   April 3, 1999
                                                    -------------   -------------
(In thousands)
Cash flows from operating activities:
 Net earnings                                          $  2,392      $ 2,817
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                        8,815        7,606
     Issuance of stock as compensation                       31           41
     Non-employee stock option compensation expense          62           57
     Equity in losses of investee companies                 466          590
     Provision for deferred income taxes                    896          492
     Loss on disposal of capital equipment                   28           --
     Tax benefit from disqualifying dispositions
        of stock options                                     --           11
     Gain on sale of investments                            (11)          --

 Changes in assets and liabilities:
     Receivables, net                                    12,411        1,498
     Inventory                                              171           31
     Prepaid expenses and other                          (2,586)          56
     Accounts payable                                       986        1,153
     Accrued income taxes                                (2,836)        (178)
     Deferred revenue                                     3,025       (9,620)
     Other accrued liabilities                            2,786       (2,917)
                                                        --------     --------
 Total adjustments                                       24,244       (1,180)
                                                        --------     --------
 Net cash provided by operating activities               26,636        1,637
                                                        --------     --------

Cash flows from investing activities:
     Purchase of capital equipment                       (2,272)      (2,031)
     Investment in investee companies                      (704)        (272)
     Proceeds from sale of stock in investee company        511           --
     Repayment of advances to investee companies          1,000           --
     Capitalized software development costs              (7,706)      (7,316)
                                                        --------     --------
 Net cash used in investing activities                   (9,171)      (9,619)
                                                        --------     --------
Cash flows from financing activities:
     Repayment of long-term debt                             --           (9)
     Proceeds from exercise of options                      807          152
                                                        --------     --------
 Net cash provided by financing activities                  807          143
                                                        --------     --------
 Foreign currency translation adjustment                   (277)          94
                                                        --------     --------

 Net increase (decrease) in cash and cash equivalents    17,995       (7,745)

 Cash and cash equivalents at beginning of period        75,677       42,658
                                                        --------     --------
 Cash and cash equivalents at end of period            $ 93,672     $ 34,913
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results of the three-month periods are not necessarily indicative of the operating results for the entire year.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended April 1, 2000 and April 3, 1999, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized gain on available-for-sale equity security adjustments, amounted to $39,498,000 and $3,027,000, respectively.

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


                                 Three months ended                  Three months ended
                                   April 1, 2000                       April 3, 1999
                      -------------------------------------------------------------------------
                        Earnings      Shares     Per-Share  Earnings      Shares     Per-Share
                       (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                      -------------------------------------------------------------------------

(In thousands, except per share data)
Basic earnings per share
Income available to
  common stockholders    $ 2,392      33,778      $ .07    $ 2,817       33,559        $ .08

Effect of dilutive securities
Stock options                 --         919                    --          364

Diluted earnings per share
Income available to
  common stockholders
  including assumed   -------------------------------------------------------------------------
  conversions            $ 2,392      34,697     $ .07      2,817        33,923        $ .08
                      =========================================================================

                                               4

(3)    Business Acquisitions

As of April 1, 2000 the Company owned 50% of Health Network Ventures ("HNV"), a joint venture investment which is accounted for under the equity method. Under the terms of the joint venture agreement, the Company may require its partner to sell to the Company its share of HNV for $12,000,000, subject to certain adjustments, ("Call Option") at anytime after July 1, 2000. In addition the partner may require the Company to purchase its share of HNV for $6,000,000, subject to certain adjustments, ("Put Option") at any time after July 1, 2000.

In April 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities.

The  Company  also  purchased  the assets  of  Mitch  Cooper &
Associates (MC&A) for $2 million in April 2000. MC&A is a supply chain re-engineering consulting practice.

The acquisitions were accounted for using the purchase method of accounting. The Company has not computed an allocation of the purchase price, but does not believe the effect of these transactions will not be material to the operations of the Company.

(4)   Receivables

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


     (In thousands)                 April 1,      January 1,
                                      2000          2000
                                  ---------------------------
     Accounts receivable           $  67,194        85,814
     Contracts receivable             81,569        75,360
     --------------------------------------------------------
     Total receivables             $ 148,763       161,174
                                  ===========================

(5)   Investments

Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of common stock, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $307,364,000 at April 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under  Statement  of  Financial  Accounting  Standards  no.   115
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company is required to mark to market those shares which
are classified as available-for-sale.  As of April 1, 2000,   the
Company has marked to market all 13,149,259 shares of CareInsite common stock, with a market value of $307,364,000, that are considered available-for-sale under SFAS No.115.

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

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/Web MD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company will receive 1.3 shares of Healtheon/Web MD Corporation in exchange for each common share of CareInsite held by the Company. In addition the Performance Shares will be adjusted at a rate of 1.3 shares of Healtheon/Web MD Corporation for each share of CareInsite. All physician users of systems of Healtheon/Web MD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage. The THINC Warrants will also be adjusted at a rate of 1.3 shares of Healtheon/Web MD Corporation for each share of CareInsite. The proposed merger of CareInsite and Healtheon/Web MD Corporation ("Merger") is subject to shareholder and regulatory approval. There is no guarantee the Merger will close.

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second or third quarter of 2000. If the Merger closes the Company will record the Healtheon/Web MD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares. Based on proposed lock-up provisions, 50% of the Healtheon/Web MD Corporation shares would thereafter be considered available-for-sale and would be marked to market at each balance sheet date. The remainder would be carried at cost until the third quarter of 2000, at which time these remaining shares would be considered available-for-sale.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999

The Company's revenues increased to $87,107,000 for the three-month period ended April 1, 2000 from $86,743,000 for the three-month period ended April 3, 1999. Net earnings decreased 15% to $2,392,000 in the 2000 period from $2,817,000 for the 1999 period.

System sales revenues decreased 11% to $54,077,000 for the three-month period ended April 1, 2000 from $60,813,000 for the corresponding period in 1999. The decrease in system sales is due to a decrease from the sale of hardware. The sale of hardware products decreased 53% in the first quarter of 2000 over the same period in 1999. Management believes this is a temporary trend related to Y2K hardware purchases.

At April 1, 2000, the Company had $367,014,000 in contract backlog and $168,693,000 in support and maintenance backlog, compared to $315,065,000 in contract backlog and $155,757,000 in support and maintenance backlog at April 3, 1999.

Support  and  maintenance revenues increased 19%  to  $26,524,000 during the first quarter of 2000 from $22,365,000 during the same period in 1999. This increase was due primarily to the increase in the Company's installed and converted client base.

Other revenues increased 82% to $6,506,000 in the first quarter of 2000 from $3,565,000 in the same period of 1999. This increase is due primarily to additional revenues derived from existing client and strategic partners for subscriptions, services and other considerations which are not related to the original implementation of the Company's license software products.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the first quarter of 2000 compared to 27% in 1999. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 39% in the first quarter of 2000 and 1999, respectively. The increase in total sales and client service expenses to $37,324,000 in 2000 from $34,103,000 in 1999 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2000 and 1999 were $22,691,000 and $21,269,000, respectively. These amounts exclude amortization. Capitalized software costs were $7,706,000 and $7,316,000 for the first quarter of 2000 and 1999, respectively. The increase in aggregate expenditures for software development in 2000 is due to development of HNA Millennium products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first quarter of both 2000 and 1999. Total general and administrative expenses for the first quarter of 2000 and 1999 were $6,935,000 and $6,672,000, respectively.

Net interest expense was $949,000 in the first quarter of 2000 compared to $331,000 in the first quarter of 1999. This increase is primarily due to an increase in borrowings. On April 15, 1999 the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999.

The Company's effective tax rates were 40% and 38% for the first quarter of 2000 and 1999, respectively. This increase is due primarily to and increase in permanent differences.

Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $93,672,000 at April 1, 2000 and working capital of $170,246,000. The Company generated net cash from operations of $26,636,000 and $1,637,000 during the three-month periods ended April 1, 2000 and April 3, 1999, respectively. Cash flow from operations increased in the first quarter of 2000, due to increased collection of receivables and improved payment terms. On April 15, 1999, the Company completed a $100,000,000 private placement of debt as previously discussed. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and to strengthen the Company's cash position. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of April 1, 2000.

Cash used in investing activities consisted primarily of capitalized software development costs of $7,706,000 and $7,316,000 and purchases of capital equipment of $2,272,000 and $2,031,000, in the first quarter of 2000 and 1999, respectively. The Company also made additional investments in affiliates of $704,000. The major source of cash from financing activities in the first quarter of 2000 was from a repayment of an advance to affiliates and the sale of stock in an investee company.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 19% in the first quarter of 2000 over the first quarter of 1999, and the Company expects these revenues to continue to grow as the base of installed systems grows.

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

Recent Accounting Pronouncements
--------------------------------

During the second quarter of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (Statement 133). Statement 133 will be adopted by the Company in the first quarter of 2001. The Company believes the adoption of Statement 133 will not have a significant effect on its reported earnings per share.

In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statments", (SAB 101). The Company believes SAB 101 will not have a significant effect on its reported earnings per share.


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

Included in the Company's investments is the ownership of 13,149,259 shares (18.7%) of common stock, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $307,364,000 at April 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under Statement of Financial Accounting Standards no. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company is required to mark to market those shares which are classified as available-for-sale.
As of April 1, 2000, the Company has marked to market all 13,149,259 shares of CareInsite common stock, with a market value of $307,364,000, that are considered available-for-sale under SFAS No.115.

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

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/Web MD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company will receive 1.3 shares of Healtheon/Web MD Corporation in exchange for each common share of CareInsite held by the Company. In addition the Performance Shares will be adjusted at a rate of 1.3 shares of Healtheon/Web MD Corporation for each share of CareInsite. All physician users of systems of Healtheon/Web MD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage. The THINC Warrants will also be adjusted at a rate of 1.3 shares of Healtheon/Web MD Corporation for each share of CareInsite. The proposed merger of CareInsite and Healtheon/Web MD Corporation ("Merger") is subject to shareholder and regulatory approval. There is no guarantee the Merger will close.

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second or third quarter of 2000. If the Merger closes the Company will record the Healtheon/Web MD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares. Based on proposed lock-up provisions, 50% of the Healtheon/Web MD Corporation shares would thereafter be considered available-for-sale and would be marked to market at each balance sheet date.

The remainder would be carried at cost until the third quarter of 2000, at which time these remaining shares would be considered available-for-sale.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At April 1, 2000, marketable securities of the Company were recorded at cost, which approximates fair value of approximately $94 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Government  Regulation  -   The  United  States  Food  and   Drug
----------------------
Administration (the "FDA") has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including premarket notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

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

System   Errors   and  Warranties  -    The  Company's   systems,
---------------------------------
particularly the HNA Millennium versions, are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company's agreements with its clients typically provide warranties against material errors and other matters. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contracts with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

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

Year  2000   -   As  of  the date of this quarterly  report,  the
----------
Company has not seen any adverse impact as a result of the Year 2000 transition on any of its systems or those of its clients or suppliers. Nonetheless, the Company will continue to monitor the effect of the Year 2000 transition, and there can be no absolute assurance that Year 2000 issues will not materialize in the future and have a material adverse effect on the Company, its products or its operations.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

      (a) Exhibits

          Exhibit 11 Computation of Earnings Per Share

          Exhibit 27 Financial Data Schedule

      (b) Reports on Form 8-K

          No reports were filed by the Company during the quarter ended April 1, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



May 15, 2000                                 By:\s\Marc G. Naughton
------------                                    -------------------
   Date                                      Marc G. Naughton
                                             Chief Financial Officer