Form 10-Q/A
period 2000-04-01
CERNER CORP /MO/
filed 2000-05-16
CIK 804753

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


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

Other revenues increased 82% to $6,506,000 in the first quarter of 2000 from $3,565,000 in the same period of 1999. This increase is due primarily to additional revenues derived from gains on investments received on previous license software arrangements and subscriptions to clients; these increases were $2,596,000 and $557,000 respectively.

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

Part II.  Other Information

Item 5.    Other Information.
           -----------------

On May 15, 2000, the Company entered into an agreement to acquire
CITATION Computer  Systems,  Inc.   The  Company  issued a press
release  on  May  15, 2000, a copy of which is attached hereto as
Exhibit 99 and is incorporated herein by reference, announcing the above described transaction.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

      (a) Exhibits

          Exhibit 11 Computation of Earnings Per Share

          Exhibit 27 Financial Data Schedule

	    Exhibit 99 Press Release issued May 15, 2000

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