Form 10-Q
period 2000-06-30
CERNER CORP /MO/
filed 2000-08-15
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    July 1, 2000
                                    ------------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________


              Commission File Number        0-15386
                                     -----------------------

                       CERNER CORPORATION
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                               43-1196944
 ---------------------------              ---------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                        (816) 201-1024
 ---------------------------------------------------------------
  (Address of Principal Executive Offices, including zip code;
       registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X       No
                        --------      -------

      There were 33,888,981 shares of Common Stock, $.01 par value, outstanding at July 1, 2000.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------
                            I N D E X
                            ---------



Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of July 1, 2000 (unaudited)
          and January 1, 2000                                              1

          Consolidated Statements of Operations for the
          three months and six months ended July 1, 2000
          and July 3, 1999 (unaudited)                                     2

          Consolidated Statements of Cash Flows
          for the six months ended July 1, 2000
          and July 3, 1999 (unaudited)                                     3

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       16

Part II.  Other Information:

Item 4    Submission of Matters to a Vote of Security Holders             16

Item 6.   Exhibits and Reports on Form 8-K                                16

Part I.   Financial Information
Item 1.   Financial Statements



               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                                          July 1,     January 1,
(In thousands)                                                             2000          2000
                                                                        ---------     ----------
Assets
  Current Assets:
  Cash and cash equivalents                                             $  89,288     $  75,677
  Receivables                                                             146,853       161,174
  Inventory                                                                   830         1,262
  Prepaid expenses and other                                                5,233         4,316
                                                                        ----------    ----------
  Total current assets                                                    242,204       242,429

  Property and equipment, net                                              77,080        77,938
  Software development costs, net                                          76,544        71,007
  Intangible assets, net                                                    7,894         7,511
  Investments, net                                                        245,694       252,123
  Other assets                                                             10,653         9,883
                                                                        ----------    ----------
                                                                        $ 660,069     $ 660,891
                                                                        ==========    ==========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                                                      $  17,478     $  20,261
  Deferred revenue                                                         36,947        21,245
  Income taxes                                                             10,467        10,987
  Accrued payroll and tax withholdings                                     21,800        17,241
  Other accrued expenses                                                      805         2,642
                                                                        ----------    ----------
  Total current liabilities                                                87,497        72,376
                                                                        ----------    ----------

  Long-term debt, net                                                     100,013       100,000
  Deferred income taxes                                                    85,457        93,578
  Deferred revenue                                                         15,125        16,000

  Stockholders' Equity:
  Common stock, $.01 par value, 150,000,000
     shares authorized, 35,090,591 shares issued
     in 2000 and 34,932,703 issued in 1999                                    351           349
  Additional paid-in capital                                              169,203       166,735
  Retained earnings                                                       125,430       125,651
  Treasury stock, at cost (1,201,610 shares in 2000 and
    1,201,518 shares in 1999)                                             (20,799)      (20,796)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                                  (282)           23
    Unrealized gain on available-for-sale equity security
        (net of deferred taxes of $55,165 in 2000 and $59,806 in 1999)     98,074       106,975
                                                                        ----------    ----------

  Total stockholders' equity                                              371,977       378,937
                                                                        ----------    ----------
                                                                        $ 660,069     $ 660,891
                                                                        ==========    ==========

See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                                Three Months Ended     Six Months Ended
                                                              -------------------------------------------

                                                                July 1,    July 3,    July 1,   July 3,
                                                              -------------------------------------------

                                                                 2000       1999       2000       1999
                                                              ---------- ---------- ---------  ----------
(In thousands, except per share data)
Revenues:
  System sales                                                $  58,833  $  54,206  $ 112,910  $ 115,019
  Support and maintenance                                        28,266     22,918     54,790     45,283
  Other                                                           6,403      5,658     12,909      9,223
                                                              ---------- ---------- ---------- ----------
  Total revenues                                                 93,502     82,782    180,609    169,525
                                                              ---------- ---------- ---------- ----------
Costs and expenses:
  Cost of revenues                                               19,479     21,932     37,861     45,500
  Sales and client service                                       41,750     34,153     79,074     68,256
  Software development                                           18,055     18,520     37,586     36,046
  General and administrative                                      6,651      6,773     13,586     13,445
  Write-down of intangible assets                                 6,687          -      6,687          -
                                                              ---------- ---------- ---------- ----------
  Total costs and expenses                                       92,622     81,378    174,794    163,247
                                                              ---------- ---------- ---------- ----------
Operating earnings                                                  880      1,404      5,815      6,278

  Interest expense, net                                            (836)      (976)    (1,785)    (1,307)
                                                              ---------- ---------- ---------- ----------

Earnings before income taxes and extraordinary item                  44        428      4,030      4,971
  Income Taxes                                                   (2,657)      (168)    (4,251)    (1,894)
                                                              ---------- ---------- ---------- ----------

Earnings (loss) before extraordinary item                        (2,613)       260       (221)     3,077
                                                              ---------- ---------- ---------- ----------
Extraordinary loss on early extinguishment of debt,
   net of taxes of $865                                               -     (1,395)         -     (1,395)
                                                              ---------- ---------- ---------- ----------

Net earnings (loss)                                           $  (2,613) $  (1,135) $    (221) $   1,682
                                                              ========== ========== ========== ==========

Basic earnings (loss) per share:

Basic earnings (loss) per share before extraordinary item     $   (0.08) $    0.01  $   (0.01) $    0.09
                                                              ========== ========== ========== ==========
Basic earnings (loss) per share                               $   (0.08) $   (0.03) $   (0.01) $    0.05
                                                              ========== ========== ========== ==========

Basic weighted average shares outstanding                        33,830     33,615     33,804     33,587
                                                              ---------- ---------- ---------- ----------

Diluted earning (loss) per share:

Diluted earnings (loss) per share before extraordinary item   $   (0.08) $    0.01  $   (0.01) $    0.09
                                                              ========== ========== ========== ==========
Diluted earning (loss) per share                              $   (0.08) $   (0.03) $   (0.01) $    0.05
                                                              ========== ========== ========== ==========

Diluted weighted average shares outstanding                      33,830     33,911     33,804     33,918
                                                              ---------- ---------- ---------- ----------


See notes to consolidated financial statements.


               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                                      Six Months Ended
                                                                      ----------------
                                                                 July 1, 2000  July 3, 1999
                                                                 --------------------------
(In thousands)
Cash flows from operating activities:
 Net earnings (loss)                                                $   (221)   $  1,682
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                    17,774      15,562
     Extraordinary item, net of tax                                        -       1,395
     Write-down of intangible assets                                   6,687           -
     Revenue from non-monetary transactions                           (5,128)    (10,200)
     Issuance of stock as compensation                                    31          40
     Non-employee stock option compensation expense                      117         116
     Equity in losses of investee companies                              206         890
     Provision for deferred income taxes                                (638)        155
     Tax benefit from disqualifying dispositions of stock options          -          11
     Loss on disposal of capital equipment                                33         178
     Gain on sale of investments                                         (11)          -

 Changes in assets and liabilities:
     Receivables, net                                                 14,823      12,077
     Inventory                                                           455         101
     Prepaid expenses and other                                       (4,611)       (914)
     Accounts payable                                                 (3,297)     (4,548)
     Accrued income taxes                                              1,129         155
     Deferred revenue                                                 13,709      (5,624)
     Other accrued liabilities                                         2,727      (1,386)
                                                                    ---------   ---------
 Total adjustments                                                    44,006       8,008
                                                                    ---------   ---------
 Net cash provided by operating activities                            43,785       9,690
                                                                    ---------   ---------

Cash flows from investing activities:
     Purchase of capital equipment                                    (6,126)     (6,414)
     Acquisition of business                                         (10,333)          -
     Investment in investee companies                                 (2,254)    (12,705)
     Advances to investee company                                      1,000        (750)
     Proceeds from sale of stock in investee company                     511           -
     Executive stock purchase program                                      -      (3,343)
     Capitalized software development costs                          (14,706)    (14,967)
                                                                    ---------   ---------
 Net cash used in investing activities                               (31,908)    (38,179)
                                                                    ---------   ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                              -      99,568
     Repayment of long-term debt                                        (280)    (30,019)
     Prepayment penalty on early extinguishment of debt                    -      (2,137)
     Proceeds from exercise of options                                 2,319         218
                                                                    ---------   ---------
 Net cash provided by financing activities                             2,039      67,630
                                                                    ---------   ---------
 Foreign currency translation adjustment                                (305)        335
                                                                    ---------   ---------
 Net increase in cash and cash equivalents                            13,611      39,476

 Cash and cash equivalents at beginning of period                     75,677      42,658
                                                                    ---------   ---------
 Cash and cash equivalents at end of period                         $ 89,288    $ 82,134
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 1, 2000 and January 1, 2000 and the results of operations and cash flows for the periods presented. The results of the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" at the beginning of 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the six months ended July 1, 2000 and July 3, 1999, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized gain (loss) on available-for-sale equity security adjustments, amounted to ($9,427,000) and $41,461,000 respectively.

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



(In thousands, except per share data)


                                                    Three months ended                    Three months ended
                                                      July 1, 2000                           July 3, 1999
                                     -------------------------------------------------------------------------------
                                     Earnings (loss)     Shares     Per-Share   Earnings       Shares     Per-Share
                                       (Numerator)    (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                                     -------------------------------------------------------------------------------

Earnings (loss) per share before extraordinary item
----------------------------------------------------
Basic earnings(loss)per share:
Income available to common
Stockholders                          $   (2,613)        33,830      $   (.08)  $    260        33,615      $  .01

Effect of dilutive securities
(stock options)                                -              -                        -           296

Diluted earnings(loss)per share:
Income available to common
Stockholders including                -----------------------------------------------------------------------------
Assumed conversions                   $   (2,613)        33,830      $   (.08)  $    260        33,911      $  .01
                                      =============================================================================



                                                   Three months ended                       Three months ended
                                                     July 1, 2000                              July 3, 1999
                                     --------------------------------------------------------------------------------
                                     Earnings (loss)    Shares      Per-Share   Earnings (loss)   Shares    Per-Share
                                      (Numerator)    (Denominator)    Amount      (Numerator)  (Denominator)  Amount
                                     --------------------------------------------------------------------------------
  Net earnings(loss) per share
-------------------------------
Basic earnings(loss) per share:
Income (loss) available to
common stockholders
                                      $   (2,613)       33,830     $   (.08)     $   (1,135)     33,615    $ (.03)

Effect of dilutive securities
(stock options)                                -             -                            -         296

Diluted earnings(loss) per share:
Income (loss)available to common
stockholders including                ----------------------------------------------------------------------------
assumed conversions                   $   (2,613)       33,830     $   (.08)     $   (1,135)     33,911    $ (.03)
                                      ============================================================================


Options to purchase 2,184,000 and 3,286,000 shares of common stock at per share prices ranging from $25.00 to $33.38 and $18.13 to $31.00 were outstanding at the three months ended July 1, 2000 and July 3, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.





                                                   Six months ended                       Six months ended
                                                     July 1, 2000                           July 3, 1999
                                   ----------------------------------------------------------------------------------
                                   Earnings (loss)     Shares     Per-Share     Earnings       Shares      Per-Share
                                     (Numerator)   (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                   ----------------------------------------------------------------------------------

Earnings (loss) per share before extraordinary item
---------------------------------------------------
Basic earnings(loss) per share:
Income (loss)available to
common stockholders                  $    (221)        33,804     $   (.01)     $   3,077      33,587      $    .09

Effect of dilutive securities
(stock options)                              -              -                           -         331

Diluted earnings (loss) per share:
Income (loss)available to
common stockholders including        --------------------------------------------------------------------------------
assumed conversions                  $    (221)        33,804     $   (.01)     $   3,077      33,918      $    .09
                                     ================================================================================





                                                     Six months ended                     Six months ended
                                                       July 1, 2000                         July 3, 1999
                                     --------------------------------------------------------------------------------
                                     Earnings (loss)     Shares     Per-Share   Earnings       Shares      Per-Share
                                      (Numerator)     (Denominator)   Amount   (Numerator)  (Denominator)    Amount
                                     --------------------------------------------------------------------------------

  Net earnings(loss) per share
  ----------------------------
Basic earnings(loss) per share:
Income (loss) available to
common stockholders                  $    (221)          33,804      $  (.01)   $  1,682       33,587      $   .05


Effect of dilutive securities
(stock options)                              -                -                        -          331

Diluted earnings(loss) per share:
Income (loss) available to
common stockholders including        -------------------------------------------------------------------------------
assumed conversions                  $     (221)         33,804      $  (.01)   $  1,682       33,918      $   .05
                                     ===============================================================================


Options to purchase 1,907,000 and 3,286,000 shares of common stock at per share prices ranging from $25.88 to $33.38, and $18.13 to $31.00 were outstanding at the six months ended of July 1, 2000 and July 3, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(3)    Business Acquisitions

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company has determined that it will shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company's strategy to use CareInsite to process transactions. As a result of this decision, the Company's recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

The Company also purchased the assets of Mitch Cooper & Associates (MC&A) for $2 million on April 2, 2000. MC&A is a supply chain re-engineering consulting practice. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $1,957,000. The goodwill is being amortized straight-line over five years.

The acquisitions were accounted for using the purchase method of accounting with the operating results of HNV and MC&A included in the Company's consolidated statement of earnings since the date of acquisition.

On May 15, 2000, the Company entered into an agreement to acquire CITATION Computer Systems, Inc, a market leader in laboratory systems for small to mid-sized hospitals. Under terms of the agreement, CITATION shareholders will receive 0.1695 shares of the Company's stock for 90% of CITATION stock and $5.10 in cash for 10% of CITATION stock, resulting in the issuance of approximately 598,000 shares of the Company's stock for 90% of CITATION and payment of approximately $2 million for the remaining 10% of CITATION. The transaction, which will be accounted for as a purchase, is expected to close in the third quarter this calendar year pending CITATION shareholder approval.

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




     (In thousands)                  July 1,      January 1,
                                      2000           2000
                                   -------------------------
     Accounts receivable           $  65,878        85,814
     Contracts receivable             80,975        75,360
     -------------------------------------------------------
     Total receivables             $ 146,853       161,174
                                   =========================


(5)  Investments

Included in the Company's investments is the ownership of 13,149,259 shares (17.5%) of common stock, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $235,043,000 at July 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under Statement of Financial Accounting Standards no. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company is required to mark to market those shares which are classified as available-for-sale. On April 1, 2000, the Company marked to market all 13,149,259 shares of CareInsite common stock that are considered available-for-sale under SFAS No.115. The market value on July 1, 2000 was $235,043,000.

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

The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC. As part of that agreement, 806,756 of the Company's 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited. The THINC Warrants expire in three years.

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

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second half of 2000. If the Merger closes the Company will record the Healtheon/Web MD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months Ended July 1, 2000 Compared to Three  Months  Ended
July 3, 1999

The Company's revenues increased 13% to $93,502,000 for the three-month period ended July 1, 2000 from $82,782,000 for the three-
month   period   ended  July  3,  1999.   Net  earnings,   before
extraordinary item and non-recurring charge was $4,074,000 for the three-month period ended July 1, 2000, compared to $260,000 for the three-month period ended July 3, 1999. Revenues from non-monetary transactions were $1,815,000 for the three-month period ended July 1, 2000 and $5,600,000 for the three-month period
ended  July  3,  1999.   The  increase in  net  earnings,  before
extraordinary item and non-recurring charge, is due to an increase in new contract bookings in the three-month period ended July 1, 2000 compared to the three-month period ended July 3, 1999. After the write off of intangible assets, the Company incurred a loss of $2,613,000, net of tax, for the three-month period ended July 1, 2000.

System sales revenues increased 9% to $58,833,000 for the three-month period ended July 1, 2000 from $54,206,000 for the corresponding period in 1999. This increase in system sales resulted primarily from an increase in new business signed in the three-month period ended July 1, 2000 compared to the three-month period ended July 3, 1999.

At July 1, 2000, the Company had $393,480,000 in contract backlog and $171,749,000 in support and maintenance backlog, compared to $323,292,000 in contract backlog and $157,957,000 in support and maintenance backlog at July 3, 1999.

Support and maintenance revenues increased 23% to $28,266,000 during the second quarter of 2000 from $22,918,000 during the same period in 1999. This increase was due primarily to the increase in the Company's installed and converted client base.

Other  revenues increased 13% to $6,403,000 in the second quarter
of  2000  from  $5,658,000  in the same  period  of  1999.   This
increase was due primarily to subscriptions to clients; this increase was $486,000.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the second quarter of 2000 compared to 26% in 1999. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 45% and 41% in the second quarter of 2000 and 1999, respectively. The increase in total sales and client service expenses to $41,750,000 in 2000 from $34,153,000 in 1999 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2000 and 1999 were $20,432,000 and $22,476,000, respectively. These amounts exclude amortization. Capitalized software costs were $7,000,000 and $7,651,000 for the second quarter of 2000 and 1999, respectively. The decrease in aggregate expenditures for software development in 2000 is due to a reduction in third party software development expenses.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% and 8% in the second quarter of 2000 and 1999, respectively. Total general and administrative expenses for the second quarter of 2000 and 1999 were $6,651,000 and $6,773,000, respectively.

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company has determined that it will shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company's strategy to use CareInsite to process transactions. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

Net  interest expense was $836,000 in the second quarter of  2000
compared  to  $976,000  in  the second  quarter  of  1999.   This
decrease is due to an increase in invested cash, resulting from an increase in cash collections.

After adjusting for the non-deductible write-down of intangibles, the Company's effective tax rate was 39% for the second quarter of 2000 and 1999, respectively.

Six  Months Ended July 1, 2000 Compared to Six Months Ended  July
3, 1999

The Company's revenues increased 7% to $180,609,000 for the six-month period ended July 1, 2000 from $169,525,000 for the six-month period ended July 3, 1999. Net earnings before extraordinary item and non-recurring charge were $6,466,000 for the six-months ended July 1, 2000, compared to $3,077,000 for the six-months ended July 3, 1999. The increase in net earnings, before extraordinary item and non-recurring charge, is due to an increase in new contract bookings in the six-month period ended July 1, 2000 compared to the six-month period ended July 3, 1999. Revenues from non-monetary transactions were $5,128,000 for the six-month period ended July 1, 2000 and $10,200,000 for the six-month period ended July 3, 1999. After the non-recurring charge, which resulted from a write-off of intangible assets associated with the HNV purchase, and extraordinary item, which resulted from a prepayment penalty and write-off of deferred loan costs from the early extinguishment of debt, net earnings (loss) were ($221,000) and $1,682,000 for the first six-months of 2000 and 1999, respectively.

System sales revenues decreased 2% to $112,910,000 for the six-month period ended July 1, 2000 from $115,019,000 for the corresponding period in 1999.

At July 1, 2000, the Company had $393,480,000 in contract backlog and $171,749,000 in support and maintenance backlog, compared to $323,292,000 in contract backlog and $157,957,000 in support and maintenance backlog at July 3, 1999.

Support and maintenance revenues increased 21% to $54,790,000 during the first six months of 2000 from $45,283,000 during the same period in 1999. This increase was due primarily to the increase in the Company's installed and converted client base.

Other revenues increased 40% to $12,909,000 in the first six months of 2000 from $9,223,000 in the same period of 1999. This increase is due primarily to additional revenues derived from gains on investments received on previous license software arrangements and subscriptions to clients; these increases were $2,686,000 and $1,042,000, respectively.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the first six months of 2000 compared to 27% in 1999. Such costs, as a percent of revenues, typically have varied as the mix of revenue

(software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 44% and 40% in the first six months of 2000 and 1999, respectively. The increase in total sales and client service expenses to $79,074,000 in 2000 from $68,256,000 in 1999 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first six months of 2000 and 1999 were $43,123,000 and $43,745,000 respectively. These amounts exclude amortization. Capitalized software costs were $14,706,000 and $14,967,000 for the first six months of 2000 and 1999, respectively. The decrease in aggregate expenditures for software development in 2000 is due to a reduction in third party software development expenses.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first six months of both 2000 and 1999. Total general and administrative expenses for the first six months of 2000 and 1999 were $13,586,000 and $13,445,000, respectively.

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company has determined that it will shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company's strategy to use CareInsite to process transactions. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

Net interest expense was $1,785,000 in the first six months of 2000 compared to $1,307,000 in the first six months of 1999. This increase in expense is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds will be used for proposed capital improvements and strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

After adjusting for the non-deductible write-down of intangibles, the Company's effective tax rates were 40% and 38% for the first six months of 2000 and 1999, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $89,288,000 at July 1, 2000 and working capital of $154,707,000. The Company generated net cash from operations of $43,785,000 and $9,690,000 during the six-month periods ended July 1, 2000 and July 3, 1999, respectively. Cash flow from operations increased in the first six-months of 2000, due to increased collection of receivables and improved payment terms. On April 15, 1999, the Company completed a $100,000,000 private placement of debt as previously discussed. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for capital improvements and to strengthen the Company's cash position. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of July 1, 2000.

Cash used in investing activities consisted primarily of capitalized software development costs of $14,706,000 and $14,967,000 and purchase of capital equipment of $6,126,000 and $6,414,000 in the first six months of 2000 and 1999, respectively. Also, included in investing activities in the second quarter of 2000 was $10,333,000 for the acquisition of two businesses, as previously discussed.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in the second quarter of 2000 over the second quarter of 1999, and the Company expects these revenues to continue to grow as the base of installed systems grows.

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

Included in the Company's investments is the ownership of 13,149,259 shares (17.5%) of common stock, of CareInsite, Inc. ("CareInsite"), formerly known as Synetic Healthcare Communications, Inc. which have a cost basis of $81,804,000 and a carrying value of $235,043,000 at July 1, 2000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. On June 16, 1999, CareInsite undertook an initial public offering of common stock. The common stock of CareInsite is traded in the public market and listed on the Nasdaq National Market. The stock of CareInsite held by the Company is not registered and is subject to certain lock-up provisions. A permanent impairment in the value of CareInsite common stock would result in a charge to earnings in either the then current or future periods. There would be no effect on cash flows because the revenue was earned through contractual rights granted in exchange for CareInsite stock. An increase in the value of the CareInsite stock would have no effect on reported earnings. The Company has not engaged in equity swaps or other hedging techniques to manage the equity risk inherent in the CareInsite shares.

Under Statement of Financial Accounting Standards no. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company is required to mark to market those shares which are classified as available-for-sale. On April 1, 2000, the Company marked to market all 13,149,259 shares of CareInsite common stock that are considered available-for-sale under SFAS No.115. The market value on July 1, 2000 was $235,043,000.

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

The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The

Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC. As part of that agreement, 806,756 of the Company's 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited. The THINC Warrants expire in three years.

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

The Company has agreed under terms of the Merger Agreement to certain lock-up provisions, which differ from the terms of its lock-up provisions with CareInsite. The Merger is expected to close in the second half of 2000. If the Merger closes the Company will record the Healtheon/Web MD Corporation shares received at their then fair value and recognize a gain on the disposition of the CareInsite shares.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At July 1, 2000, marketable securities of the Company were recorded at a fair value of approximately $89 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as they are held to maturity.

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

Government  Regulation  -   The  United  States  Food  and   Drug
----------------------
Administration (the "FDA") has declared that software products that are intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (the "Act") and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be medical devices by the FDA, the Company could be subject to extensive requirements including premarket notification clearance prior to marketing. Complying with these FDA regulations would be time consuming, burdensome and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

Following an inspection by the FDA in March of 1998, the Company received a two-item Form 483 (Notice of Inspectional Observations) containing observations of non-compliance with the Federal Food, Drug and Cosmetic Act (the "Act") with respect to the Company's PathNet HNA Blood Bank Transfusion and Donor products (the "Blood Bank Products"). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter, including an audit by a third party of the Company's Blood Bank Products and improvements to Cerner's Quality System. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification was submitted to the FDA in January of 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about  Market
         ------------------------------------------------------
         Risk
         ----

Information contained under the caption "Factors the may Affect Future Results of Operations, Financial Condition or Business - Market Risk of Investments" set forth under Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 is incorporated herein by reference.

Part II.  Other Information

Item 4    Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
At the Company's annual shareholders meeting held on May 26, 2000, Clifford W. Illig was re-elected as a Class II Director, for a three-year term expiring at the 2003 annual meeting of shareholders. Neal L. Patterson, John C. Danforth, Jeff C. Goldsmith, Dr. Gerald E. Bisbee, Jr., and Michael E. Herman continued as directors after the meeting.


                                                  Abstention and Broker
                        For         Withheld            Non-Votes
                     ----------    ----------     ---------------------

Clifford W. Illig    30,799,936         -                      426,871



The shareholders also ratified the selection by the Board of Directors of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 30, 2000. Shares voted in favor were 30,913,390, shares against 271,427 and 41,990 shares abstained or were broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

   (a)  Exhibits

        Exhibit 10    First Amendment to the Credit Agreement
                      between Cerner Corporation and Mercantile
                      Bank dated April 1, 1999

        Exhibit 11    Computation of Earnings Per Share

        Exhibit 27    Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended July 1, 2000.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



August 14, 2000                       By:\s\Marc G. Naughton
----------------                         -------------------
   Date                               Marc G. Naughton
                                      Chief Financial Officer