Form 10-Q
period 2000-09-30
CERNER CORP /MO/
filed 2000-11-13
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                    --------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to
____________________


              Commission File Number         0-15386
                                         ---------------


                       CERNER CORPORATION
     -----------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                           43-1196944
---------------------------               -----------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification Number)


                     2800 Rockcreek Parkway
                  Kansas City, Missouri  64117
                         (816) 201-1024
 ----------------------------------------------------------------
  (Address of Principal Executive Offices, including zip code;
       registrant's telephone number, including area code)

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

There were 34,556,532 shares of Common Stock, $.01 par value, outstanding at September 30, 2000.

               CERNER CORPORATION AND SUBSIDIARIES
               -----------------------------------

                            I N D E X
                            ---------



Part I.   Financial Information:

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000 (unaudited)
          and January 1, 2000                                              1

          Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2000
          and October 2, 1999 (unaudited)                                  2

          Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000
          and October 2, 1999 (unaudited)                                  3

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       16

Part II.  Other Information:

Item 6.   Exhibits and Reports on Form 8-K                                16


Part I.  Financial Information
Item 1.  Financial Statements


               CERNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)



                                      September 30,      January 1,
(Dollars in thousands)                     2000             2000
                                      -------------      ----------
Assets
  Current Assets:
  Cash and cash equivalents               $  78,199       $  75,677
  Receivables                               161,431         161,174
  Inventory                                     876           1,262
  Prepaid expenses and other                  5,718           4,316
                                          ---------       ---------

  Total current assets                      246,224         242,429

  Property and equipment, net                78,629          77,938
  Software development costs, net            79,481          71,007
  Intangible assets, net                     18,285           7,511
  Investments, net                          291,216         252,123
  Other assets                               10,316           9,883
                                          ---------       ---------

                                          $ 724,151       $ 660,891
                                          =========       =========
Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                        $  21,815       $  20,261
  Current installments of long-term debt         83               -
  Deferred revenue                           31,279          21,245
  Income taxes                               13,056          10,987
  Accrued payroll and tax withholdings       22,751          17,241
  Other accrued expenses                      2,842           2,642
                                          ---------       ---------

  Total current liabilities                  91,826          72,376
                                          ---------       ---------

  Long-term debt, net                       100,022         100,000
  Deferred income taxes                     101,388          93,578
  Deferred revenue                           14,063          16,000

  Stockholders' Equity:
  Common stock, $.01 par value,
   150,000,000 shares authorized,
   35,758,157 shares issued in 2000 and
   34,932,703 shares issued in 1999             358             349
  Additional paid-in capital                186,544         166,735
  Retained earnings                         248,766         125,651
  Treasury stock, at cost
   (1,201,625 shares in 2000 and
   1,201,518 shares in 1999)               (20,799)        (20,796)
  Accumulated other comprehensive income:
   Foreign currency translation adjustment    (840)              23
   Unrealized gain on available-for-sale
   equity securities
   (net of deferred taxes of $1,588 in
   2000 and $59,806 in 1999)                  2,823         106,975
                                          ---------       ---------

  Total stockholders' equity                416,852         378,937
                                          ---------       ---------

                                           $724,151        $660,891
                                          =========       =========


See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                     Three Months Ended       Nine Months Ended
                                ----------------------------------------------------

                                September 30,  October 2,  September 30,  October 2,
                                ----------------------------------------------------

                                     2000          1999         2000          1999
                                  ---------     ---------    ---------      ---------

(In thousands, except per share data)

Revenues:
 System sales                     $  68,700     $  52,004    $ 181,610      $ 167,022
 Support and maintenance             28,834        23,640       83,624         68,924
 Other                                6,791         5,285       19,700         14,508
                                  ---------     ---------    ---------      ---------

 Total revenues                     104,325        80,929      284,934        250,454
                                  ---------     ---------    ---------      ---------

Costs and expenses:
 Cost of revenues                    23,903        17,900       61,764         63,399
 Sales and client service            42,975        35,460      122,049        103,716
 Software development                19,064        18,210       56,650         54,256
 General and administrative           7,312         7,191       20,898         20,638
 Write-off of acquired in-
 process research and development     3,200             -        3,200              -
 Write-down of intangible assets          -             -        6,687              -
                                  ---------     ---------    ---------      ---------

 Total costs and expenses            96,454        78,761      271,248        242,009
                                  ---------     ---------    ---------      ---------

Operating earnings                    7,871         2,168       13,686          8,445

 Interest expense, net                (937)       (1,022)      (2,722)        (2,328)
 Realized gain on exchange of
 investments                        188,654             -      188,654              -
                                  ---------     ---------    ---------      ---------

Earnings before income taxes
and extraordinary item              195,588         1,146      199,618          6,117
 Income taxes                      (72,252)         (466)     (76,503)        (2,359)
                                  ---------     ---------    ---------      ---------

Earnings before extraordinary
item
                                    123,336           680      123,115          3,758
                                  ---------     ---------    ---------      ---------

Extraordinary loss on early
extinguishment of debt,
 net of taxes of $865                     -             -            -        (1,395)
                                  ---------     ---------    ---------      ---------

Net earnings                      $ 123,336     $     680    $ 123,115      $   2,363
                                  =========     =========    =========      =========

Basic earnings per share:

Basic earnings per share before
extraordinary item                $    3.61     $    0.02    $    3.63      $    0.11
                                  =========     =========    =========      =========
Basic earnings per share          $    3.61     $    0.02    $    3.63      $    0.07
                                  =========     =========    =========      =========

Basic weighted average shares
outstanding                          34,188        33,622       33,932         33,599
                                  ---------     ---------    ---------      ---------

Diluted earnings per share:

Diluted earnings per share
before extraordinary item        $    3.45      $    0.02    $    3.52      $    0.11
                                 =========      =========    =========      =========
Diluted earnings per share       $    3.45      $    0.02    $    3.52      $    0.07
                                 =========      =========    =========      =========

Diluted weighted average shares
outstanding                         35,757         33,862       35,025         33,930
                                 ---------      ---------    ---------      ---------


See notes to consolidated financial statements.

               CERNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                       Nine Months Ended
                                                       -----------------
                                            September 30, 2000      October 2, 1999
                                            ---------------------------------------
(In thousands)

Cash flows from operating activities:
 Net earnings                                        $ 123,115            $   2,363
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                        27,517               23,170
   Extraordinary item, net of tax                            -                1,395
   Realized gain on exchange of investments          (188,654)                    -
   Write-off of acquired in-process research
    and development                                      3,200                    -
   Write-down of intangible assets                       6,687                    -
   Revenue from non-monetary transactions              (6,773)             (12,200)
   Issuance of stock as compensation                        31                   40
   Non-employee stock option compensation
    expense                                                173                  178
   Equity in losses of investee companies                  641                1,378
   Provision for deferred income taxes                  70,525                1,409
   Tax benefit from disqualifying
    dispositions of stock options                          712                   11
   Loss on disposal of capital equipment                    33                  474
   Gain on sale of investments                            (11)                    -

  Changes in assets and liabilities
   (net of businesses acquired):
   Receivables, net                                      4,789                2,935
   Inventory                                               498                  137
   Prepaid expenses and other                          (5,027)              (1,016)
   Accounts payable                                         21              (4,048)
   Accrued income taxes                                  4,458                (743)
   Deferred revenue                                      5,448              (4,899)
   Other accrued liabilities                             5,039                  942
                                                     ---------            ---------
  Total adjustments                                   (70,693)                9,163
                                                     ---------            ---------
  Net cash provided by operating activities             52,422               11,526
                                                     ---------            ---------

Cash flows from investing activities:
  Purchase of capital equipment                       (10,598)             (10,815)
  Acquisition of businesses                           (12,950)                    -
  Investment in investee companies                     (7,764)             (12,801)
  Advances to investee company                           1,000                (750)
  Proceeds from sale of investment                         511                    -
  Executive stock purchase program                         186              (3,343)
  Capitalized software development costs              (22,251)             (22,437)
                                                     ---------            ---------
 Net cash used in investing activities                (51,866)             (50,146)
                                                     ---------            ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   -               99,568
  Repayment of long-term debt                            (919)             (30,030)
  Prepayment penalty on early extinguishment of debt         -              (2,137)
  Proceeds from exercise of options                      3,748                  244
                                                     ---------            ---------
 Net cash provided by financing activities               2,829               67,645
                                                     ---------            ---------
 Foreign currency translation adjustment                 (863)                  286
                                                     ---------            ---------

 Net increase in cash and cash equivalents               2,522               29,311

 Cash and cash equivalents at beginning of period       75,677               42,658
                                                     ---------            ---------
 Cash and cash equivalents at end of period          $  78,199            $  71,969
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2000 and January 1, 2000 and the results of operations and cash flows for the periods presented. The results of the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" at the beginning of 1998. This statement establishes requirements for reporting and display of comprehensive income and its components. For the nine months ended September 30, 2000 and October 2, 1999, total Comprehensive Income, which includes foreign currency translation adjustments and unrealized gain (loss) on available-for-sale equity securities adjustments, amounted to $18,100,000 and $58,091,000 respectively.

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


                                           Three months ended       Three months ended
                                           September 30, 2000         October 2, 1999
                          ------------------------------------------------------------------------

                            Earnings      Shares    Per-Share  Earnings     Shares     Per-Share
                          (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
                          ----------------------------------------------------------------------

(In thousands, except per share data)

Basic earnings per
 share:
Income available to
 common stockholders        $ 123,336       34,188 $    3.61    $     680      33,622  $    0.02
                                                   =========                           =========

Effect of dilutive
 securities (stock
 options)                           -        1,569                      -         240

Diluted earnings
 per share:
Income available to
 common stockholders
 including assumed
 conversions               ---------------------------------------------------------------------
                           $ 123,336        35,757  $   3.45     $    680      33,862  $    0.02
                           =====================================================================


Options to purchase 189,000 and 3,395,000 shares of common stock at per share prices ranging from $36.31 to $84.07 and $16.75 to $31.00 were outstanding at the three months ended September 30, 2000 and October 2, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


                                           Nine months ended        Nine months  ended
                                           September 30, 2000        October 2, 1999
                         -----------------------------------------------------------------------

                           Earnings     Shares    Per-Share  Earnings      Shares     Per-Share
                         (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount
                         -----------------------------------------------------------------------

(In thousands, except per share data)

   Earnings per share before extraordinary item
--------------------------------------------------

Basic earnings per
 share:
Income available to
 common stockholders    $ 123,115         33,932  $    3.63  $   3,758      33,599     $    0.11
                                                  =========                            =========
Effect of dilutive
 securities (stock
 options)                       -          1,093                     -         331

Diluted earnings
 per share:
Income available to
 common stockholders
 including assumed
 conversions            ------------------------------------------------------------------------
                        $ 123,115         35,025  $    3.52  $    3,758     33,930     $    0.11
                        ========================================================================



                                          Nine months ended        Nine months ended
                                          September 30, 2000        October 2, 1999
                       -------------------------------------------------------------------------

                         Earnings     Shares     Per-Share  Earnings      Shares    Per-Share
                       (Numerator) (Denominator)   Amount  (Numerator) (Denominator)  Amount
                       -------------------------------------------------------------------------

    Net earnings per share
-------------------------------

Basic earnings per
 share:
Income available to
 common stockholders    $ 123,115       33,932   $    3.63   $  2,363     33,599        $    0.07
                                                 =========                              =========

Effect of dilutive
 securities (stock
 options)                       -        1,093                      -        331

Diluted earnings
 per share:
Income available to
 common stockholders
 including assumed
 conversions
                        ------------------------------------------------------------------------
                        $ 123,115       35,025   $    3.52   $  2,363     33,930       $    0.07
                        ========================================================================


Options to purchase 715,000 and 3,174,000 shares of common stock at per share prices ranging from $29.63 to $84.07, and $18.06 to $31.00 were outstanding at the nine months ended September 30, 2000 and October 2, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(3)    Business Acquisitions

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company determined that it would shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company's strategy to use CareInsite to process transactions. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

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

On August 22, 2000, the Company purchased CITATION Computer Systems, Inc, a market leader in laboratory systems for small to
mid-sized  hospitals.   The  purchase  price  was  financed  with
approximately $2 million in cash and $14 million in stock.   $3.2
million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a one-time charge to earnings in the third quarter of 2000. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $8,310,000. The goodwill is being amortized straight-line over seven years.

The acquisitions were accounted for using the purchase method of accounting with the operating results of HNV, MC&A and CITATION included in the Company's consolidated statement of earnings since the date of acquisition. Management has determined that the proforma impact on earnings is not material.

On October 23, 2000, the Company entered into an agreement to acquire ADAC Laboratories' Health Care Information Systems (HCIS) business, excluding its Cardiology Systems Group, for approximately $6 million. The companies expect to complete the transaction in November 2000, pending customary closing conditions and regulatory approval.

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


     (In thousands)               September 30,    January 1,
                                     2000             2000
                                --------------------------------

     Accounts receivable        $      73,943         85,814
     Contracts receivable              87,488         75,360
     -----------------------------------------------------------

     Total receivables          $     161,431        161,174
                             ===================================


(5)  Investments

In 1998 and 1999 the Company acquired a 17.5% interest (13,149,259 shares of common stock) in CareInsite with a cost basis of $81,804,000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC.
As part of that agreement, 806,756 of the Company's 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited.

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company received 1.3 shares of Healtheon/WebMD Corporation (Web MD) in exchange for each common share of CareInsite held by the Company. The warrants were also converted at the same exchange ratio. The merger of CareInsite and WebMD ("Merger") closed on September 12, 2000. Accordingly, the Company recorded a non-recurring investment gain of $120,362,000, net of tax, as a result of the exchange.

At September 30, 2000, the Company owned 17,094,037 shares of common stock of WebMD, which have a cost basis of $256,411,000 and a carrying value of $260,684,000, as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At September 30, 2000 the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share ("Performance Shares"). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of
CareInsite. The measurement date is February 15, 2001. No amounts have been recognized in the consolidated financial statements for the Performance Shares due to the uncertainty of the future events. All physician users of systems of WebMD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

Three  Months Ended September 30, 2000 Compared to Three   Months
Ended October 2, 1999

The Company's revenues increased 29% to $104,325,000 for the three-month period ended September 30, 2000 from $80,929,000 for the three-month period ended October 2, 1999. Net earnings, before non-recurring items were $6,174,000 for the three-month period ended September 30, 2000, compared to $680,000 for the three-month period ended October 2, 1999. Revenues from non-monetary transactions were $1,645,000 for the three-month period ended September 30, 2000 and $1,000,000 for the three-month period ended October 2, 1999. The increase in net earnings, before non-recurring items, is due to an increase in new contract bookings in the three-month period ended September 30, 2000 compared to the three-month period ended October 2, 1999. The 1999 earnings were adversely affected by what management believes were delays in purchasing decisions related to Year 2000 and the Balanced Budget Act of 1997. After the gain on exchange of investments and the write-off of acquired in-process research and development, the Company's net earnings were $123,336,000 for the three-month period ended September 30, 2000.

System sales revenues increased 32% to $68,700,000 for the three-month period ended September 30, 2000 from $52,004,000 for the corresponding period in 1999. This increase in system sales resulted primarily from an increase in new business signed in the three-month period ended September 30, 2000 compared to the three-month period ended October 2, 1999.

Support  and  maintenance revenues increased 22%  to  $28,834,000 during the third quarter of 2000 from $23,640,000 during the same period in 1999. This increase was due primarily to the increase in the Company's installed and converted client base.

At September 30, 2000, the Company had $413,001,000 in contract backlog and $179,078,000 in support and maintenance backlog, compared to $326,581,000 in contract backlog and $159,819,000 in support and maintenance backlog at October 2, 1999.

Other  revenues increased 28% to $6,791,000 in the third  quarter
of  2000  from  $5,285,000  in the same  period  of  1999.   This
increase was due primarily to subscriptions to clients; this increase was $1,001,000.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 23% of total revenues in the third quarter of 2000 compared to 22% in 1999. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 44% in the third quarter of 2000 and 1999, respectively. The increase in total sales and client service expenses to $42,975,000 in 2000 from $35,460,000 in 1999 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2000 and 1999 were $22,001,000 and $22,295,000, respectively. These amounts exclude amortization. Capitalized software development costs were $7,545,000 and $7,470,000 for the third quarter of 2000 and 1999, respectively. The decrease in aggregate expenditures for software development in 2000 is due to a reduction in third party software development expenses.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% and 9% in the third quarter of 2000 and 1999, respectively. Total general and administrative expenses for the third quarter of 2000 and 1999 were $7,312,000 and $7,191,000, respectively.

Write-off of in-process research and development is a one-time expense resulting from the acquisition of CITATION.

Net  interest expense was $937,000 in the third quarter  of  2000
compared  to  $1,022,000  in the third  quarter  of  1999.   This
decrease is due to an increase in invested cash, resulting from an increase in cash collections.

The realized gain on exchange of investments is a non-recurring investment gain related to the exchange of CareInsite shares for Web MD shares.

After adjusting for the non-recurring investment gain and the write-off of in-process research and development, the Company's effective tax rates were 39% and 41% for the third quarter of 2000 and 1999, respectively. The higher tax rate in the third quarter of 1999 was due to the impact of permanent differences on the lower net earnings for the quarter.

Nine  Months  Ended September 30, 2000 Compared  to  Nine  Months
Ended October 2, 1999

The Company's revenues increased 14% to $284,934,000 for the nine-month period ended September 30, 2000 from $250,454,000 for the nine-month period ended October 2, 1999. Net earnings before extraordinary and non-recurring items were $12,640,000 for the nine-months ended September 30, 2000, compared to $3,758,000 for the nine-months ended October 2, 1999. The increase in net earnings, before extraordinary and non-recurring items, is due to an increase in new contract bookings in the nine-month period ended September 30, 2000 compared to the nine-month period ended October 2, 1999. The 1999 earnings were adversely affected by what management believes were delays in purchasing decisions related to Year 2000 and the Balanced Budget Act of 1997. Revenues from non-monetary transactions were $6,773,000 for the nine-month period ended September 30, 2000 and $12,200,000 for the nine-month period ended October 2, 1999. After non-recurring and extraordinary items, net earnings were $123,115,000 and
$2,363,000   for  the  first  nine-months  of  2000   and   1999,
respectively.

System sales revenues increased 9% to $181,610,000 for the nine-month period ended September 30, 2000 from $167,022,000 for the corresponding period in 1999.

Support and maintenance revenues increased 21% to $83,624,000 during the first nine months of 2000 from $68,924,000 during the same period in 1999. This increase was due primarily to the increase in the Company's installed and converted client base.

At September 30, 2000, the Company had $413,001,000 in contract backlog and $179,078,000 in support and maintenance backlog, compared to $326,581,000 in contract backlog and $159,819,000 in support and maintenance backlog at October 2, 1999.

Other revenues increased 36% to $19,700,000 in the first nine months of 2000 from $14,508,000 in the same period of 1999. This increase is due primarily to additional revenues derived from gains on investments received on previous license software arrangements and subscriptions to clients; these increases were $2,686,000 and $2,044,000, respectively.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the first nine months of 2000 compared to 25% in 1999. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 41% in the first nine months of 2000 and 1999, respectively. The increase in total sales and client service expenses to $122,049,000 in 2000 from $103,716,000 in 1999 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 2000 and 1999 were $65,124,000 and $66,040,000 respectively. These amounts exclude amortization. Capitalized software development costs were $22,251,000 and $22,437,000 for the first nine months of 2000 and 1999, respectively. The decrease in aggregate expenditures for software development in 2000 is due to a reduction in third party software development expenses.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% and 8% in the first nine months of 2000 and 1999, respectively. Total general and administrative expenses for the first nine months of 2000 and 1999 were $20,898,000 and $20,638,000, respectively.

Write-off of in-process research and development is a one-time expense resulting from the acquisition of CITATION.

Write-down of intangible assets is a one-time expense resulting from the decision to shut down a portion of the HNV business, as more fully described in Note 3 to the Consolidated Financial
Statements.

Net interest expense was $2,722,000 in the first nine months of 2000 compared to $2,328,000 in the first nine months of 1999. This increase in expense is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are due on April 15, 2006 and the Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are due April 15, 2009. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for proposed capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs.

The realized gain on exchange of investments is a non-recurring investment gain related to the exchange of CareInsite shares for Web MD shares.

After adjusting for the non-deductible write-down of intangibles, the non-recurring investment gain and the write-off of in-process research and development, the Company's effective tax rate was 39% for the first nine months of both 2000 and 1999.

Capital Resources and Liquidity
-------------------------------

The Company's liquidity position remains strong with total cash and cash equivalents of $78,199,000 at September 30, 2000 and working capital of $154,398,000. The Company generated net cash from operations of $52,422,000 and $11,526,000 during the nine-month periods ended September 30, 2000 and October 2, 1999, respectively. Cash flow from operations increased in the first nine-months of 2000, due to increased earnings and increased collection of receivables and improved payment terms. On April

15, 1999, the Company completed a $100,000,000 private placement of debt as previously discussed. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for capital improvements and to strengthen the Company's cash position. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of September 30, 2000.

Cash used in investing activities consisted primarily of capitalized software development costs of $22,251,000 and $22,437,000 and purchase of capital equipment of $10,598,000 and $10,815,000 in the first nine months of 2000 and 1999, respectively. Also, included in investing activities in the first nine months of 2000 was $12,950,000 for the acquisition of three businesses, as previously discussed.

Revenues provided under the Company's support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22% in the third quarter of 2000 over the third quarter of 1999, and the Company expects these revenues to continue to grow as the base of installed systems grows.

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

In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements, (SAB 101). The Company believes SAB 101 will not have a significant effect on its reported earnings per share.

Factors that may Affect Future Results of Operations, Financial
---------------------------------------------------------------
Condition or Business
---------------------

Statements  made  in  this  report,  other  reports   and   proxy
statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "should," "will be," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

 In 1998 and 1999 the Company acquired a 17.5% interest (13,149,259 shares of common stock) in CareInsite with a cost basis of $81,804,000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC.
As part of that agreement, 806,756 of the Company's 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited.

On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company received 1.3 shares of Healtheon/WebMD Corporation (Web MD) in exchange for each common share of CareInsite held by the Company. The warrants were also converted at the same exchange ratio. The merger of CareInsite and WebMD ("Merger") closed on September 12, 2000. Accordingly, the Company recorded a non-recurring investment gain of $120,362,000, net of tax, as a result of the exchange.

At September 30, 2000, the Company owned 17,094,037 shares of common stock of WebMD, which have a cost basis of $256,411,000 and a carrying value of $260,684,000, as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At September 30, 2000 the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share ("Performance Shares"). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of
CareInsite. The measurement date is February 15, 2001. No amounts have been recognized in the consolidated financial statements for the Performance Shares due to the uncertainty of the future events. All physician users of systems of WebMD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At September 30, 2000, marketable securities of the Company were recorded at a fair value of approximately $78 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as they are held to maturity.

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is not currently evaluating the future use of any such financial instruments.

The Company conducts business in several foreign jurisdictions. However, the business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is not currently evaluating the future use of any such financial instruments.

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

Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

   (a)  Exhibits

        Exhibit 11        Computation of Earnings Per Share

        Exhibit 27        Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CERNER CORPORATION
                                   ------------------
                                   Registrant



November 13, 2000                     By:\s\Marc G. Naughton
-----------------                        -------------------
   Date                               Marc G. Naughton
                                      Chief Financial Officer