Form 10-K
period 2001-01-01
CERNER CORP /MO/
filed 2001-03-30
CIK 804753

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 30, 2000

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

                        2800 Rockcreek Parkway
                   North Kansas City, Missouri 64117
                           (816) 221-1024
  (Address of principal executive offices, including zip code;
       Registrant's telephone number, including area code)


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

                     Yes     X      No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

      At March 15, 2001, there were 34,813,821 shares of Common Stock outstanding, of which 7,559,789 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 15, 2001, was $1,089,309,592.

       Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1.  Business

Overview
--------

Cerner Corporation ("Cerner" or the "Company") is a Delaware corporation incorporated in 1980. The Company's principal offices are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117, and its telephone number is (816) 221-1024.

Cerner designs, develops, markets, installs, hosts and supports software information technology and content solutions for healthcare organizations and consumers. Cerner implements these solutions as individual, combined or enterprise-wide systems.

Cerner's integrated suite of solutions enable healthcare providers to improve operating effectiveness, reduce costs, reduce medical errors, reduce variances and improve the quality of care as measured by clinical outcomes. Cerner solutions are designed to provide the appropriate health information and knowledge to caregivers, clinicians and consumers and the appropriate management information to healthcare administration on a real-time basis. Cerner solutions allow secure access to data by clinical, administrative and financial users in organized settings of care and by consumers from their home. These solutions can be implemented as a part of an enterprise-wide solution or individually, leveraging the client's existing investment in information technology. Cerner solutions are available as integrated applications managed by its clients or as a service option under the hosted solutions model. Hosted solutions are applications that are provided to clients from Cerner's solutions center in Lee's Summit, Missouri.

Cerner solutions are designed and developed using the Health Network Architecture (Registered)("HNA"), a single information architecture. HNA (Registered) is a unified technology infrastructure for combining clinical and management information applications. HNA allows each participating healthcare organization to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve theefficiency and productivity of the entire enterprise.

Cerner has developed and is licensing and installing its newest generation of HNA solutions known as "Millennium (Trademark)". See "Cerner's Technology - Health Network Architecture (HNA) and HNA Millennium" for a discussion of HNA Millennium (Registered).

Healthcare Industry
-------------------

The healthcare delivery industry in the United States is highly fragmented, very complex and remarkably inefficient. While science and medical technology continue to make significant breakthrough progress in dealing with human disease and injury, the management and clinical processes of these complex delivery organizations have made little progress in the past twenty years. Even today, the major clinical workflow depends on manual, paper-based medical record systems augmented by spotty automation. This has resulted in an industry which is economically inefficient and produces significant variances in medical outcomes. In November 1999, the Institute of Medicine released a report called "To Err is Human" indicating that medical error is one of the top ten causes of death in the United States, with up to 96,000 lives lost each year. The industry must address these issues by identifying ways to enhance efficiencies and improve the quality of care.

The healthcare industry has also been buffeted by significant external forces during the 1990's. Managed Care Organizations defined themselves as an intermediary in the flow of funds and exerted pressure on healthcare spending. In 1997, Congress enacted the Balanced Budget Act which reduced Medicare reimbursements to healthcare providers by over $250 billion dollars over a five-year period. The full impact of this legislation hit in 1999, significantly reducing the operating margins of hospitals and physician groups. The healthcare industry has also seen the impact of legislative and employer-led initiatives, such

<PAGE                           2

as the Leapfrog Group, an organization of large businesses which recommends that its members not send any of their employees to hospitals that do not use a computerized, physician order-entry system. These pressures have forced healthcare providers to focus on improving their systems and processes.

In order to be competitive in this dynamic marketplace, healthcare enterprises will need to deploy information technology solutions that internally automate the paper-based medical record systems and externally create smart connections between the major participants in healthcare: the consumer, the physician, the hospital and the managed care organization. The emergence of near ubiquitous Internet connectivity will facilitate consumer participation in the healthcare management process.

The complexity of healthcare's information requirements will continue to increase with provider consolidations and the challenging cost containment pressures created by the Balanced Budget Act. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) adds an additional element of uncertainty for healthcare organizations around security and patient confidentiality. The final health data privacy regulations were published in December 2000, and require compliance by April 2003. While many of the rules under HIPAA have not been finalized as yet, the provisions are focused on a centralized and systematic method of access control that Cerner thinks is best met by a single integrated architecture.

Cerner is responding to the changing and increasing needs of the healthcare industry for better information systems by developing HNA Millennium, its latest generation of solutions. See "Cerner's Technology - Health Network Architecture (HNA) and HNA Millennium" for a discussion of HNA Millennium.

The Cerner Vision
-----------------

Cerner's business and products are organized around a central vision of how healthcare can and should operate. This vision is founded on four steps:

* Automate the core processes of healthcare: eliminate the paper medical record

*    Connect the person: create the personal health system

* Structure the knowledge: position every clinical decision as a learning event

*    Close the loop: implement evidence-based medicine

These steps describe Cerner's business today and plans for Cerner's business both in 2001 and beyond.

Automate the Process
--------------------

Cerner is dedicated to the elimination of the paper medical record.

Medical care cannot make significant steps forward in quality and consistency without leveraging the power and advantages of information technology. As long as medical information is locked and isolated in a paper record, a physician is cut off from rapid, contextual reference to the vast knowledge available in today's medicine. The elimination of the paper record will lead to improved quality and safety of care, dramatic productivity increases and enhanced documentation.

The electronic recording of medical information will lead to improvements in the quality of care, the safety of patients and reduced costs. By allowing care providers to access a patient's single, longitudinal medical record in real-time, clinicians can view demographic information, medical history, lab results and current conditions and treatment plans along with notes from attending and consulting physicians. Guidelines and pathways sensitive to the person's medical condition and problems will assist the physician in making the "appropriate" decisions on how to diagnose and treat medical conditions. This comprehensive view of a patient's health status allows for better medical decision-making at the point of care.  Online
documentation and physician order entry helps to prevent the errors in and misinterpretation of documentation and orders, reducing the costs of duplication and medical error. This automation also will reduce the time for care delivery and lower costs.

Once all the steps of care are captured electronically, the enhanced documentation will lead to more efficient healthcare, both in terms of treatment and finance, and will set the stage for data collection that will be the backbone of structuring the knowledge of healthcare. Electronic medical records reduce some of the duplication caused by poor record-keeping. Wasteful duplication is eliminated, redundant tests are not ordered. Also, documentation required for health plan reimbursement is maintained efficiently, reducing claim denials. Finally, electronic record-keeping lays the groundwork of data collection necessary to make dramatic changes in care delivery.

Connect the Person
------------------

Cerner is dedicated to helping its clients build a personal health system; creating a "new medium" between the person and physician; empowering the individual; and creating a new center to healthcare.

The healthcare system is undergoing fundamental change as the person moves to the center of care delivery. Increasing access to expert knowledge over the Internet and a cultural shift toward more self-direction are combining to move the center of power and control to the person.

With the electronic medical record,  persons  can   access  their
medical    records    securely    anytime        and     anywhere
they have Internet access. When combined with personalized health content, the consumer gains a better sense of the care they are receiving and the options available to them. They will have better communications with their providers, and can take more ownership of their own health and work to manage it to their satisfaction.

Structure the Knowledge
-----------------------

Cerner is dedicated to building systems that treat every clinical decision as a learning event by structuring, storing and studying the content of medicine.

Medicine must have a structure that allows physicians to record treatment and outcomes in such a way as to permit comparability. The basis of this structure is a common nomenclature that can exactly capture the meaning of input from physicians and clinicians. By storing this data and then providing a framework for comparability, physicians can make sense and glean value from the information that is gathered both through automated processes and connected persons. Without a knowledge framework, data collected will provide no real benefit. By building this structure, every encounter with a patient, every piece of new knowledge and information, can be catalogued, measured and analyzed to improve care. This knowledge framework will deliver better standards of care and an improved understanding of medicine.

Close the Loop
--------------

Cerner is dedicated to building systems that implement evidence-based medicine, dramatically reducing the current average time from the discovery of an improved method to the change in "standard of care" medical practice.

Advances in technology offer great opportunities to healthcare and must be used to practical effect. The knowledge gained must be used to deliver better care faster. The information learned must be applied. Today, patients may wait as long as ten years before new knowledge reaches widespread use. With systems designed to embed evidence-based medicine inside the clinicians' workflow using pathways, guidelines and alerts, physicians can ensure that every medical decision is optimal, based on the best and most recent knowledge available. The results will be better outcomes and reduced variance.

The Cerner Strategy
-------------------

Key elements of the Company's business strategy include the following:

Penetrate  the integrated healthcare provider market.
----------------------------------------------------        Large
health systems represent a significant component of the healthcare information technology market. These organizations are focused on improving safety and reducing costs through operating efficiencies. Cerner's enterprise-wide process-based, clinical and management systems provide the technology to enable an integrated system to manage healthcare across the system, significantly reduce costs, improve the efficiency of healthcare delivery and maintain and improve the quality of healthcare.

Expand market share in individual domains and  further  penetrate
-----------------------------------------------------------------
existing  client base.
---------------------                  Cerner  expects  continued
growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutional providers look to restructure and reengineer these high cost centers. The Company anticipates growth in sales of new products, such as its new patient accounting product introduced in 2000. This product addresses a large new market previously not covered by the existing product suite. The Company also intends to market aggressively Cerner clinical and management information systems and services to its existing client base.

Remain  committed to a common architecture.
------------------------------------------        Because  Cerner
believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for "fully integrated" health information and management systems. This platform enables Cerner's process-based HNA systems to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

Expand products and services.
----------------------------              Using  HNA  Millennium,
Cerner intends to continue expanding the range of products and services offered to providers. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as providers and managed care organizations reach into new markets and offer more alternative services to remain competitive. The Company believes these organizations will find value in having personal health records and trusted health information accessible to the individual in the home. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry. The substantial project management, process redesign, technology integration and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company's consulting services.

Offer products on a hosted solution basis.
-----------------------------------------            The  Company
now offers its HNA Millennium applications through its new hosted solutions delivery option. This option offers information technology services to clients that include software, computer hardware, implementation, technical support, wide-area network
(WAN) services and automatic software upgrades. Unlike traditional software implementations, software delivered through the hosted solutions delivery option is not installed at the user's location, but is delivered, operated and maintained in Cerner's solutions center in a rapidly accelerated implementation timeframe. Using Cerner hosted solutions, any size organization can access the same robust clinical applications, architecture and user-interface advantages that were previously only available to larger institutions.

Cerner's Technology - Health Network Architecture (HNA) and HNA
---------------------------------------------------------------
Millennium
----------

The cornerstone of Cerner's technology strategy is HNA, the single architecture around which each of Cerner's information products is developed. This person-centric, single data model, open and highly scaleable architecture allows Cerner to meet the clinical, financial, management and business information requirements of a healthcare delivery system across the continuum of care. Cerner's newest version of its HNA computing platform is Millennium, the core of which was developed between 1994 and 1999. Millennium uses n-tier client/server technology to optimize distributed computing performance and scalability across multiple client and server platforms. The HNA Millennium architecture and applications were designed and developed to accommodate healthcare specific requirements for mission critical computing and secure access, whether the user is inside the healthcare enterprise or at home via the Internet. HNA Millennium's breadth of focus and functionality are well suited for large-scale and enterprise application technologies for healthcare organizations, including the ability to leverage the Internet for ehealth-related self-service and business-to-business functions.

The value of HNA Millennium to a client organization is the use across a healthcare organization of a single system based on a fully integrated common architecture and database. With its single data model, HNA Millennium provides secure, real-time access to all information across multiple applications, domains, organizations and physical locations, including physician, hospital, nursing, laboratory, pharmacy and consumers, to all of those needing such access, wherever they are located. Given its integrated and open design, HNA Millennium can also provide a centralized repository of clinical and financial transactions to help standardize access and messaging of disparate applications across a health system.

The alternative to a single architectural approach is to use disparate systems based on differing architectures and data structures to automate the care processes across the continuum of care. These disparate systems must be interfaced together and rely on these interfaces to transmit, modify and arrange data exchanged between them, which limits the data's usefulness across multiple systems and inhibits real-time access. In addition, many of these systems lack functional scalability and cannot operate across multiple provider settings or locations within a healthcare organization.

Two overarching capabilities are embedded into the HNA Millennium architecture. First is the person-centric transactions and secure messaging, which consider the breadth of requirements not only of a patient, but also of healthy consumers. Second is healthcare community dynamics, which take into account the flexibility required by the constantly changing relationships between healthcare organizations, physicians and consumers, and the need to maintain complex security and end user preferences based on the context and business attributes of the transaction in a community setting.

CernerObjects
-------------

Cerner is extending HNA Millennium's reach and scope with the goal of becoming the de facto standard for healthcare information technology. A key element in that effort by Cerner is
CernerObjects. Cerner will use CernerObjects to extend HNA Millennium to suppliers, supporting their development efforts and increasing Millennium's market penetration. CernerObjects is a collection of reusable programming elements from Cerner's HNA Millennium architecture. These segments of code, or objects, enable third-party developers to create front-end applications, like Palm or Web browser solutions, that draw upon the data model and proven functionality of HNA Millennium. With CernerObjects, programmers can quickly and efficiently build applications that integrate with Cerner's architecture, reusing existing objects that achieve the tasks they are seeking to replicate. Third-party programmers can avoid the time- and cost-intensive process of writing new code to perform functions Cerner engineers have already developed.

CernerObjects is the mechanism Cerner uses to extend its own applications to the Internet. By licensing the objects library to third parties, Cerner has an excellent opportunity to proliferate the HNA Millennium architecture - as well as the brand, clinical expertise and technical excellence upon which it was built.

Products
--------

Cerner's HNA Millennium platform of products is the only healthcare information system on the market today capable of both retrieving and disseminating clinical and financial information across an entire health system. HNA Millennium includes seven product families dedicated to meeting the automation needs of virtually every segment of the care continuum.

Cerner solutions can be acquired individually or as a fully integrated health information system. Cerner also markets more than 200 product options that complement Cerner's major information systems. In addition, Cerner sells computers and related hardware manufactured by third parties and consulting services to its software licensees.

Cerner's product categories include:

*    Enterprise   Systems,  which automate processes  across  and
     throughout the health system enterprise;

* Financial and Operational Management Systems, which automate business operations;

*    Decision   Support  Systems and Knowledge  Solutions,  which
     enhance clinical and business processes with information and actions;

*    Point   of  Care Clinical Systems, which automate  the  care
     processes within specific domains of health systems;

* Systems for Clinical Centers, which automate the clinical processes within specific departments;

* Personal Health Systems for individuals to manage their own health and connect to the health system; and

* Interface Technologies for connecting other technologies and systems to HNA Millennium.

                    Enterprise-wide Solutions
                    -------------------------

Cerner's CapStone (Registered) Enterprise Access Management System creates the enterprise-wide master person identifier
(EMPI) and automates the identification, eligibility, registration and scheduling processe across hospitals, clinics, physician practices and other care delivery organizations, integrating the health system and incorporating existing systems.

PowerChart (Registered) Electronic Medical Record System is the enterprise clinician's desktop solution for viewing, ordering, documenting and managing care delivery.

The  Open  Clinical  Foundation  (Registered)   manages  clinical
information, providing the foundation for the electronic medical record.

The  Open  Management  Foundation  (Trademark)  stores management information  of  enterprise  financial,  operational  and process
results,   creating   the   foundation  for  the  enterprise-wide
management and executive information system.

The Open Agreement Foundation (Trademark) manages health plan contracts and agreements, and member information.

The Open Research Foundation (Trademark) provides open repository storage of clinical and medical information to support medical research.

                    Financial and Operational
                    -------------------------

The ProFit (Trademark) Enterprise Billing and Accounts Receivable System is Cerner's system for revenue accounting, billing and accounts receivable for the entire health system as well as each individual domain or organization. ProFit integrates clinical and financial data and creates a single bill.

PowerVision (Registered)   Enterprise   Decision   Support  links
comprehensive clinical and financial data and makes it available at the point of care - allowing care to be better managed as it occurs.

The ProFile (Trademark) Health Information Management System helps meet the operations management needs of the health information management (medical records) department and includes functionality for the various chart tracking and completion tasks.

The ProCure (Trademark) Materials Management System automates the business operations around supply chain, materials acquisition and equipment management for the organization.

The   ProCare (Trademark)  Medical  Management  System  automates
medical  management   for  the  health  system,  addressing   the
areas  of utilization,  case  and risk management,  as  well   as
infection control.

The RadNet (Trademark) Radiology Information System addresses the operational and management requirements of radiology departments or services. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system that integrates with its imaging systems. Cerner also provides image management systems with picture archival and communications systems (PACS) that are fully integrated with Cerner's radiology information systems. Using Cerner's end-to-end, fully integrated radiology information and image management systems, radiologists can improve operational efficiencies and reduce medical error.

        Decision Support Systems and Knowledge Solutions
        ------------------------------------------------

Discern Expert (Registered) is an event-driven, rule-based decision support software application that allows users to define clinical and management rules (Alerts (Trademark)) that are applied to event data captured or generated by other applications. It supports both synchronous (real-time, interactive) processing and asynchronous (noninteractive) processing of events. Discern Expert manages the evaluation and display of executable clinical knowledge through either Cerner-developed Alerts, which are licensed separately, or client-developed Alerts.

Discern Explorer (Registered) is a decision support software application integrated with other Cerner HNA Millennium clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other applications.

Care Designs (Trademarks) are clinical pathways and protocols that automate the specific plans of care for an individual and operate within Cerner's clinical systems.

                Point of Care Clinical Solutions
                --------------------------------

The INet (Registered) Intensive Care Management System is designed to automate the entire care process in intensive care settings. It supports chart review and browsing, order
management,  documentation   management   and   automatic    data
acquisition.

Cerner's  CareNet  (Registered)  Acute Care Management System  is
designed to automate the entire care process in acute or institutional settings. The application collects, refines, organizes and evaluates detailed clinical and management data. It enables the entire care team to plan and manage individual activities and plans, as well as measure outcomes and goals.

The CVNet (Registered) Cardiology Information System automates the processes within the cardiology department, supporting the scheduling, ordering, documentation and data capture required by professionals in the cardiology domain.

The SurgiNet (Registered) Surgery Information System is designed to address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management, anesthesia management and operating room management.

The FirstNet(Registered) Emergency Medicine Information System offers patient and provider tracking and an intuitive presentation of patient diagnoses and clinical events for the emergency department. FirstNet provides basic emergency department functionality, including quick admits, tracking, triage and patient history, as well as a graphical reference to patient location and order status.

The PowerChart Office (Trademark) Management System supports the broad range of clinical and business activities that occur within a physician office, clinic or large physician organization. This system ties the office together with other medical entities and automates key care team activities in both primary and specialty care settings.

The ProCall (Registered) Home Care Management System automates the clinical and business processes of home care organizations, such as home health agencies, visiting nurse associations and hospices.

                        Clinical Centers
                        ----------------

The PathNet (Registered) Laboratory Information System addresses the information management needs of six clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, anatomic pathology and Human Leukocyte Antigen. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports and the maintenance of accessible clinical records.

The RadNet (Registered) Radiology Information System addresses the operational and management requirements of radiology departments or services. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system that integrates with their imaging systems.

The PharmNet (Registered) Pharmacy Information System provides full integration for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or retail setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders, and automates dispensing functions.

                    Consumer/Personal Health
                    ------------------------

Cerner's IQHealth (Trademark) facilitates powerful business-to-consumer and business-to-business connections via the Internet. With IQHealth, healthcare organizations can create and brand a "health exchange" in the community to directly connect hospitals, physicians, payers, consumers and others. IQHealth provides the tools to create such local connections as well as health information to improve the quality and safety of care.

IQHealth's Personal Health Record (PHR) is a personal health management tool that gives consumers the ability to build a permanent electronic record in which health information can be securely stored as it accrues over time.

Cerner Multum (Registered) drug database provides caregivers and consumers alike with access to drug information and the ability to perform drug interaction checking to prevent adverse events.

IQHealth's Health Risk Assessments allow organizations to  create
Web-based surveys to assess individual and community health risks.

Health Connections (Trademark), a 24x7 call center staffed by nurses, provides ready access to accurate health information so that consumers can better manage their health and participate in care decisions.

Health Facts (Registered) is Cerner's comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

                     Interface Technologies
                     ----------------------

The   Open   Engine   Application   Gateway   System  (Trademark)
facilitates the exchange of data and assists in the management of interfaces between foreign systems in a network environment.
It serves as a toolkit to help write interface code.

The Open Port Interface System (Trademark) represents Cerner's standardized technology for providing reliable foreign system, medical device and other standard interfaces in a timely manner. Message translation and data mapping are done with point-and-click tools and a scripting environment.

Communications   protocols  are  configured  via   table   driven
parameters.    These   sophisticated  methodologies   result   in
decreased implementation times and greater client satisfaction.

Software Development
--------------------

Cerner commits significant resources to developing new health information system products. As of December 30, 2000, approximately 1,100 employees were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $90,694,000, $88,699,000 and $74,159,000 during the 2000, 1999 and 1998 fiscal years, respectively. These figures include both capitalized and noncapitalized portions and exclude amounts amortized for financial reporting purposes.

The Company expects to continue investment and development efforts for its current and future product offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current product lines with new versions released to clients on a periodic basis. In addition, Cerner plans to expand its current product lines by developing additional information systems for clinical, financial, operational and/or consumer use and to continue to support simultaneous use of Cerner's products across multiple facilities, and plans to continue to expand in the global marketplace.

See  "Cerner's Technology - Health Network Architecture (HNA) and
HNA Millennium" for a discussion of the development of Cerner's latest generation of software products.

Sales and Marketing
-------------------

The markets for Cerner's information system products include integrated delivery networks, physician groups and networks and their management service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's HNA architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All HNA Millennium applications are designed to operate on either computers manufactured by Compaq
Computer Corporation or IBM's RISC System/6000 AIX (UNIX) platform, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

The Company is in the process of expanding its sales force in anticipation of increased market demands expected to be created by its HNA Millennium solutions. See "Cerner's Technology -
Health  Network

Architecture (HNA) and  HNA  Millennium"   for  a  discussion  of
the   development  of  Cerner's  latest  generation  of  software products.

The Company's executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Belgium, Canada, Germany, Singapore, Malaysia, Saudi Arabia and the United Kingdom. Cerner's consolidated revenues include foreign sales of $25,815,000, $24,001,000 and $17,545,000 for the 2000, 1999 and 1998 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and has begun to sponsor executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

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

In 1999, Cerner modified its strategy of using regional business centers to provide support for its clients. Due to the increase in the number of Cerner associates working at client sites and the resulting decrease in utilization and cost effectiveness of its regional branch offices, Cerner decided to close or reduce the size of many of its facilities in the United States. Cerner closed its offices in Atlanta, Georgia; Boston, Massachusetts; Irvine, California; and Washington, D.C. in the second quarter of 2000. The expenses for such closings were charged to the fourth quarter of 1999. Additional leased office space was acquired during 2000 as a result of acquisition of businesses in Chesapeake, Virginia; Dallas, Texas; St. Louis, Missouri; and Houston, Texas, and new office space was opened in Washington, D.C. Cerner's offices in Detroit, Michigan and Denver, Colorado remain open.

Backlog
-------

At December 30, 2000, Cerner had a contract backlog of approximately $439,943,000. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At December 30, 2000, the Company had approximately $91,090,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At December 30, 2000, Cerner had a software support and maintenance backlog of approximately $184,360,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 55% of the aggregate backlog of $624,303,000 will be recognized as revenue during 2001.

Number of Employees ("Associates")
----------------------------------

As of March 1, 2001, the Company employed 3,104 associates.

Other Factors Affecting the Company's Business
----------------------------------------------

Information  under  the caption "Factors That May  Affect  Future
Results  of Operations,    Financial  Condition    of   Business"
included  in   "Management's   Discussion    and   Analysis    of
Financial Condition and  Results of

Operations" in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company's business in the future, including (a) variations in the Company's quarterly operating results; (b) volatility of the Company's stock price; (c) market risk of investments; (d) changes in the healthcare industry; (e) significant competition; (f) the Company's proprietary technology may be subjected to infringement claims or may be infringed upon; (g) possible regulation of the Company's software by the U.S. Food and Drug Administration or other government regulation; (h) the possibility of product-related liabilities; (i) possible failures or defects in the performance of the Company's software; (j) the possibility that the Company's anti-takeover defenses could delay or prevent an acquisition of the Company; and (k) risks and uncertainties related to the Year 2000 transition.

Item 2.  Properties

The Company's offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space. As of December 30, 2000, the Company was using approximately 455,000 square feet and substantially all of the remainder was leased to tenants. The Company also leases office space for its branch offices in Detroit, Michigan; Denver, Colorado; St. Louis, Missouri; Dallas, Texas; Washington, D.C.; Chesapeake, Virginia; Houston, Texas; Sydney, Australia; and Brussels, Belgium.

Item 3.  Legal Proceedings

The Company has no material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
December 30, 2000.

Item 4A.  Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 27, 2001. Officers are elected annually and serve at the discretion of the board of directors.


Name                      Age       Positions
----                      ---       ---------

Neal L. Patterson          51       Chairman  of  the Board of Directors and
                                    Chief Executive Officer

Clifford W. Illig          50       Vice Chairman of the Board of Directors

Earl H. Devanny, III       49       President

Glenn P. Tobin, Ph.D.      39       Executive Vice President and Chief Operating
                                    Officer

Paul  M. Black             42       Executive Vice President and Chief Sales
                                    Officer

Jack A. Newman, Jr.        53       Executive Vice President

Douglas M. Krebs           43       Senior Vice President and President of
                                    Cerner International

Stephen M. Goodrich        49       Senior Vice President and Chief Quality
                                    Officer

Richard J. Flanigan, Jr.   41       Senior Vice President and General Manager


Stephen D. Garver          40       Senior Vice President and Managing Partner

Marc  G.  Naughton         46       Vice President and Chief Financial Officer

Stanley M. Sword           39       Vice President and Chief People Officer

Jeffrey A. Townsend        37       Vice President and Chief Engineering
                                    Officer

Randy D. Sims              40       Vice President, Chief Legal Officer and
                                    Secretary


Neal L. Patterson has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years.
Mr. Patterson also served as President of the Company from March of 1999 until August of 1999.

Clifford W. Illig has been a Director of the Company for more than five years. He also served as Chief Operating Officer of the Company for more than five years until October 1998 and as President of the Company for more than five years until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.

Earl H. Devanny, III joined the Company in August of 1999 as President. Prior to joining the Company, Mr. Devanny served as president of the ADAC Healthcare Information Systems, Inc. Prior to joining ADAC, Mr. Devanny served as a Vice President of the Company from 1994 to 1997. Prior to that he spent seventeen years with IBM Corporation.

Glenn P. Tobin, Ph.D. joined the Company in April of 1998 as General Manager and Senior Vice President. On October 29, 1998,
Dr.  Tobin  was  appointed  Executive Vice  President  and  Chief
Operating Officer. Prior to joining the Company, Dr. Tobin served as a senior consultant with McKinsey and Co., Inc. for more than five years.

Paul M. Black joined the Company in March of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and Chief Sales Officer and to Executive Vice President in September of 2000. Prior to joining Cerner, he spent twelve years with IBM Corporation.

Jack A. Newman, Jr. joined the Company in January of 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for twenty-two years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG's Healthcare Strategy Practice.

Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and
Area Manager in April 1999. On February 1, 2000, Mr. Krebs was appointed as President of Cerner International, Inc, a wholly owned subsidiary of the Company. Prior to joining Cerner, he spent fifteen years with IBM Corporation.

Stephen M. Goodrich joined the Company in October 1987 as a project leader in the product organization. In 1992 he was promoted to Vice President and was promoted to Senior Vice President in April 1999. He was named Chief Quality Officer in January of 2000.

Richard J. Flanigan Jr. joined the Company in November 1994 as a Regional Vice President. In 1997, his responsibilities were extended and he was named as General Manager. He was promoted to Senior Vice President in April 2000. Prior to joining Cerner, Mr. Flanigan spent more than thirteen years in sales and management positions at IBM Corporation.

Stephen D. Garver joined the Company in March 1992 as part of Cerner Consulting. In March of 1999 he was named Vice President and Managing Partner and was promoted to Senior Vice President in April

2000.   Prior  to  joining  the  Company,  Mr.  Garver spent  ten
years with Andersen Consulting in a variety of roles within the systems integration practice.

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President.

Stanley M. Sword joined the Company in August 1998 in his current role. Prior to joining Cerner, he served as a client partner in the outsourcing practice of AT&T Solutions and as the Vice President of Organization Development for NCR Corporation. Prior to joining AT&T, Mr. Sword spent ten years with Anderson Consulting in a variety of roles within the systems integration practice.

Jeffrey A. Townsend joined the Company in June 1985.  Since  that time  he  has  held several positions in the product organization
and  was  promoted to Vice President in February  1997.   He  was
appointed Chief Engineering Officer in March 1998.

Randy D. Sims joined the Company in March 1997 as Vice President and Chief Legal Officer. Prior to joining the Company, Mr. Sims worked at Farmland Industries, Inc. for three years where he served most recently as Associate General Counsel. Prior to Farmland, Mr. Sims was in-house legal counsel at The Marley Company (now a division of United Dominion Industries) for seven years, holding the position of Assistant General Counsel when he left to join Farmland.

PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

The Company's common stock trades on The NASDAQ Stock Market (Service Mark) under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2000 and 1999 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.


                             2000                               1999
                ---------------------------------   --------------------------------

                    High          Low        Last       High          Low       Last
                    ----          ---        ----       ----          ---       ----

First quarter   40   7/8     17   7/8     27        27   1/4    12    7/8   15   5/8
Second quarter  32  9/64     19   3/4     27  1/4   23   1/2    12    1/2   19 33/64
Third quarter   48           26  5/16     46 7/16   19 15/16    14    1/4   14 31/32
Fourth quarter  64   7/8     40   1/2     46  1/4   20   3/4    12  15/16   19 11/16


At January 31, 2001, there were approximately 1,200 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.   Selected Financial Data


                                 2000           1999       1998      1997       1996
                                 ----           ----       ----      ----       ----
                           (1)(2)(3)(4)(5)     (6)(7)       (8)
(In thousands, except per
share data)

Statements of Earnings Data:
Revenues                         $ 404,504    340,197   330,902   245,057    189,107
Operating earnings                  25,602      3,698    33,530    22,170     10,601
Earnings before income taxes
 and extraordinary item            172,123        302    33,268    24,484     12,902
Extraordinary item - early
 extinguishment of debt                  -     (1,395)        -         -          -
Net earnings (loss)                105,265     (1,211)   20,589    15,148      8,251
Earnings per share before
 extraordinary item:
       Basic                          3.08        .01       .63       .46        .25
       Diluted                        2.96        .01       .61       .45        .25

Earnings (loss) per share:
       Basic                          3.08       (.04)      .63       .46        .25
       Diluted                        2.96       (.04)      .61       .45        .25

Weighted average shares
 outstanding:
       Basic                        34,123     33,623    32,825    32,881     32,729
       Diluted                      35,603     33,916    33,667    33,668     33,620

Balance Sheet Data:
Working capital                  $ 186,181    170,053   118,681   156,808    171,204
Total assets                       616,411    660,891   436,485   331,781    314,753
Long-term debt, net                102,299    100,000    25,000    30,026     30,000
Stockholders' equity               343,717    378,937   271,143   233,747    230,735


(1) Includes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.38 for 2000.
(2) Includes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring investment loss on diluted earnings per share was ($.69) for 2000.

(3) Includes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for 2000.
(4) Includes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 2000.
(5) Includes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 2000.
(6) Includes a non-recurring charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this non-recurring charge on diluted earnings per share was ($.17) for 1999.
(7) Includes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 1999.
(8) Includes a non-recurring charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 1998.

Summary Pro-Forma Financial Data
(Statements of Earnings Data Excluding Non-Recurring Gains,
 Losses and Charges)


                                    2000         1999      1998      1997       1996
                                    ----         ----      ----      ----       ----
                             (1)(2)(3)(4)(5)    (6)(7)      (8)

(In thousands, except per
 share data)

Statements of Earnings Data,
 Before Non-recurring Gains,
 Losses and Charges:
Revenues                          $  404,504    340,197   330,902   245,057  189,107
Operating earnings                    37,189     14,505    38,568    22,170   10,601
Earnings before income taxes
 and extraordinary item               33,518     11,109    38,306    24,484   12,902
Extraordinary item - early
 extinguishment of debt                    -     (1,395)        -         -        -
Net earnings                          20,366      5,462    23,687    15,148    8,251
Earnings per share before
 extraordinary item:
       Basic                             .60        .20       .72       .46      .25
       Diluted                           .57        .20       .70       .45      .25

Earnings per share:
       Basic                             .60        .16       .72       .46      .25
       Diluted                           .57        .16       .70       .45      .25

Weighted average shares
 outstanding:
     Basic                            34,123     33,623    32,825    32,881   32,729
     Diluted                          35,603     33,916    33,667    33,668   33,620

Balance Sheet Data:
Working capital                   $  186,181    170,053   118,681   156,808  171,204
Total assets                         616,411    660,891   436,485   331,781  314,753
Long-term debt, net                  102,299    100,000    25,000    30,026   30,000
Stockholders' equity                 343,717    378,937   271,143   233,747  230,735


(1) Statement of Earnings Data excludes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.38 for 2000.
(2) Statement of Earnings Data excludes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring investment loss on diluted earnings per share was ($.69) for 2000.

(3) Statement of Earnings Data excludes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for 2000.
(4) Statement of Earnings Data excludes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 2000.
(5) Statement of Earnings Data excludes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 2000.
(6) Statement of Earnings Data excludes a non-recurring charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this non-recurring charge on diluted earnings per share was ($.17) for 1999.
(7) Statement of Earnings Data excludes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 1999.
(8) Statement of Earnings Data excludes a non-recurring charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 1998.

Item 7.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

Introduction
------------

Last year, the Company indicated that 2000 would be a more stable, predictable and successful year than 1999. In 2000, the Company set record levels of bookings, revenues and cash flow. The Company continued to expand its product line to more than 37 products at the end of 2000. Over the last 18 months, the Company more than doubled its direct sales force. The Company also created a strategic presence in Europe. Between the new client relationships created through the Company's direct sales efforts and the acquisitions the Company completed in 2000, the Company grew its install base of client relationships by 40%, adding 430 new client relationships, and created 330 HNA Millennium footprints during the year. The Company also signed licensing agreements with over 80 other healthcare information technology companies to use HNA components as key elements of their architecture.

The Company's success reached into new market opportunities, as well. The Company's hosting services became the delivery platform of choice for over $50 million of new bookings in its first year. Many of these clients are community hospitals and represent an expanded market for the Company's products.
PowerChart Office, the Company's physician clinical practice solution, is having a significant impact on the way many of the Company's clients practice medicine. ProFit, the Company's new patient accounting solution, completed alpha testing, opening up a market estimated at $3 billion.

The promulgation of new HIPAA (Health Insurance Portability and Accountability Act) regulations and the recent release of the Institute of Medicine's second report on patient safety could combine to create significant pressures to expand the use of information technology in healthcare organizations. While the budgetary pressures created by the Balanced Budget Act of 1997 have subsided, they should continue to stimulate interest in the use of healthcare information technology to improve operational performance. The Company believes that its investment in the HNA Millennium architecture affords a significant competitive advantage. HNA Millennium is the only fully integrated, large scale, enterprise-wide architecture in the industry. It is this integration that the Company expects will be a significant factor in meeting the challenges posed by forces such as HIPAA, patient safety and operational performance.

Results of Operations
---------------------

Year  Ended December 30, 2000, Compared to Year Ended January  1,
2000

The Company's revenues increased 19% to $404,504,000 in 2000 from $340,197,000 in 1999. Net earnings, before extraordinary item and non-recurring charges and credits was $20,366,000 in 2000 compared to $6,857,000 in 1999. Non-recurring charges and credits in 2000, as described below, included a realized investment gain and loss, write-off of acquired in-process research and development and a write-down of intangible assets. Non-recurring charges in 1999, as described below, include contract reserves and branch restructuring charges. Including the extraordinary item and non-recurring charges, the Company had earnings of $105,265,000 in 2000 compared to a loss of $1,211,000 in 1999.

Revenues - In 2000, revenues increased due to an increase in system sales and support of installed systems. System sales increased 17% to $263,109,000 in 2000 from $224,510,000 in 1999.
The increase in system sales is due to an increase in new contract bookings in 2000 compared to 1999.

Total sales to the installed base in 2000, including new systems,
incremental   hardware  and  software,  support  and  maintenance
services and discrete services, were 77% of total revenues in 2000 compared to 75% in 1999.

At December 30, 2000, the Company had $439,943,000 in contract backlog and $184,360,000 in support and maintenance backlog, compared to $338,614,000 in contract backlog and $162,798,000 in support and maintenance backlog at the end of 1999.

Support and maintenance revenues increased 22% in 2000 as compared to 1999. These revenues represented 28% of 2000 and 1999 total revenues.

Other revenues increased 23% to $26,497,000 in 2000 from $21,489,000 in 1999. This increase was due primarily to additional revenues derived from subscriptions and services to clients; these increases were $1,765,000 and $2,324,000, respectively. The Company anticipates that other revenues will continue to increase in 2001.

Cost of Revenues - The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 22% of total revenues in 2000, and 25% of total revenues in 1999, excluding a non-recurring charge relating to fixed fee implementation contracts, as described below. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Included in the 1999 cost of revenues is a charge of $9,449,000, which represents the remaining additional costs in excess of revenues required to complete certain remaining HNA Millennium fixed fee implementation contracts. The Company switched to an hourly fee-for-service implementation model in 1997. Delays in some of the older projects, primarily caused by delays in development of the Company's HNA Millennium products, increased the time required to complete these installations. While the Company originally anticipated these fixed fee implementations would be completed in 1999, in some instances the focus by clients on their internal Y2K projects created a further delay. As a result of the significant implementation work completed in the last half of 1999 and the agreement between the Company and these clients in the fourth quarter as to the scope of work remaining, the Company estimated that the costs to complete certain fixed fee implementation contracts would exceed the remaining revenue by $9,449,000. The Company recognized the impact of these excess costs in the fourth quarter income statement as a non-recurring cost of revenues. $7,148,000 of these additional costs were incurred in 2000, with the remaining costs to be completed in 2001. There were no significant changes in the estimates of the costs to complete in 2000.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% in 2000 and 41% in 1999, excluding a non-recurring charge related to the closing of five branch offices, as described below. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Included in 1999 sales and client service expenses is a non-recurring charge related to the closing of five branch offices. In December, 1999, the Company made a decision to close five of its branch offices. The Company created a regional branch structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace has resulted in a significant decrease in utilization of certain regional offices. This led to the decision to close these physical locations. The Company recorded a charge of $1.4 million in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. All of these costs were paid in 2000. The Company will continue to maintain offices in Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Dallas, Texas; Washington, D.C.; Chesapeake, Virginia; Houston, Texas; Brussels, Belgium and Sydney, Australia, in addition to the world headquarters in North Kansas City, Missouri.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development
costs.   Total
expenditures for software development, including both capitalized and noncapitalized portions, for 2000 and 1999 were $90,694,000 and $88,699,000, respectively. These amounts exclude amortization. Capitalized software costs were $30,982,000 and $30,192,000 for 2000 and 1999, respectively.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% in 2000 and 8% in 1999.

Write-off of In-Process Research and Development - Write-off of in-process research and development includes one-time expenses resulting from the acquisitions of CITATION Computer Systems, Inc. and ADAC Healthcare Information Systems, Inc., in 2000.

Write-down of Intangible Assets - Write-down of intangible assets is a one-time expense resulting from the decision to discontinue a portion of the Health Network Ventures, Inc. business as more fully described in Note 2 to the Consolidated Financial Statements.

Interest Expense, Net - Net interest expense was $3,671,000 in 2000 compared to $3,396,000 in 1999. The increase is due to an increase in borrowings. On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2000.

Realized Gain on Exchange of Stock - The Realized gain on exchange of stock is a non-recurring investment gain related to the exchange of CareInsite shares for WebMD shares in 2000.

Realized Loss on Sale of Stock - The realized loss on sale of stock is a non-recurring investment loss related to the sale of a portion of the WebMD shares in 2000.

Income  Taxes - The Company's effective tax rate was 39% in  2000 and 1999.

Year  Ended  January 1, 2000, Compared to Year Ended  January  2,
1999

The Company's revenues increased 3% to $340,197,000 in 1999 from $330,902,000 in 1998. Net earnings, before extraordinary item and non-recurring charges were $6,857,000 in 1999 compared to $23,687,000 in 1998. Non-recurring charges in 1999, as described below, included contract reserves and branch restructuring charges. Non-recurring charges in 1998 include acquisition related charges. Including the extraordinary item and non-recurring charges, the Company incurred a loss of $1,211,000 in 1999 compared to earnings of $20,589,000 in 1998.

Revenues - In 1999, revenues increased due to an increase in support of installed systems and other revenues. System sales decreased 9% to $224,510,000 in 1999 from $245,490,000 in 1998.
The decrease in system sales was due to a decrease in new contract bookings in 1999 compared to 1998. The Company believes that this decrease was due primarily to delays in purchasing decisions related to Y2K and the Balanced Budget Act of 1997. The sale of additional hardware and software products to the installed client base increased 27% in 1999 as compared to 1998.

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

Support and maintenance revenues increased 23% in 1999 as compared to 1998. These revenues represented 28% of 1999 total revenues and 23% of 1998 total revenues. The higher percentage was primarily attributable to the decrease in system sales and an increase in installed systems.

Other revenues increased 148% to $21,489,000 in 1999 from $8,657,000 in 1998. This increase was due primarily to services performed beyond contracted requirements for existing clients.

Cost of Revenues - The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 25% of total revenues in 1999, excluding a non-recurring charge related to fixed fee implementation contracts, as described below, and 27% of total revenues in 1998. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Included in the 1999 cost of revenues is a charge of $9,449,000, which represents the remaining additional costs in excess of revenues required to complete certain remaining HNA Millennium fixed fee implementation contracts, as further described above.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses, and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 41% in 1999, excluding a non-recurring charge related to the closing of five branch offices, as described below, and 35% in 1998. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

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

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 8% in 1999 and 1998.

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

Income  Taxes - The Company's effective tax rate was 39% in  1999 and 38% in 1998.

Liquidity and Capital Resources
-------------------------------

The Company had total cash and cash equivalents of $90,893,000 at the end of 2000 and working capital of $186,181,000, compared to cash and cash equivalents of $75,677,000 at the end of 1999, and working capital of $170,053,000.

The Company generated cash of $53,313,000, $27,389,000 and $5,893,000 from operations in 2000, 1999 and 1998, respectively. Cash flow from operations increased in 2000, due primarily to the increase in net earnings, increased collection of receivables, improved payment terms and record level of conversions. Cash flow from operations increased in 1999, due primarily to increased collection of receivables, improved payment terms and record level of conversions.

Cash used in investing activities consisted primarily of capitalized software development costs of $30,982,000 and $30,192,000 and purchases of capital equipment of $16,154,000 and $14,345,000 in 2000 and 1999, respectively. The Company also made additional investments in affiliates in 2000 of $7,370,000 and completed acquisitions of businesses for $16,829,000. Cash provided from investing activities came primarily from the proceeds of $26,152,000 from the sale of WebMD shares. The major source of cash from financing activities in 2000 was provided by the exercise of common stock options. The major source of cash from financing activities in 1999 was provided by the Company's refinancing of its long-term debt, more fully described in Note 6 to the Consolidated Financial Statements.

Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22%, 23% and 12%, in 2000, 1999 and 1998, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company expects to have an increase in its cash position for 2001. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 2001. The Company has an $18,000,000 line of credit available.

The  effects  of inflation on the Company's business during  1999 and 2000 were not significant.

Recent Accounting Pronouncements
--------------------------------

During the second quarter of 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 will be adopted by the Company in the first quarter of 2001. The Company does not anticipate Statement 133 will have a significant impact on its reported earnings per share.

In December of 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial  Statements"  (SAB 101).  SAB  101 had no impact on the
Company's reported earnings per share.

Factors  That May Affect Future Results of Operations,  Financial
-----------------------------------------------------------------
Condition or Business
---------------------

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future, are "forward-looking statements" within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "could," "should," "will be," "will lead," "will assist," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly  Operating Results May Vary
------------------------------------- -   The Company's quarterly
operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company's products and services, the Company's long sales cycle, the long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's HNA Millennium products, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients' internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company's expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately six months to three years and involve significant efforts both by the Company and the client. In addition, implementation of the Company's HNA Millennium products is a new and evolving process. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company's and the client's ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company's products generally do not commence until the product is in use.

The Company's revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock  Price  May  Be  Volatile -
-------------------------------      The  trading  price  of  the
Company's  common  stock may be volatile.   The  market  for  the
Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or
changes   in   estimates  of  securities  analysts,
governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control.

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

In 1998 and 1999 the Company acquired a 17.5% interest (13,149,259 shares of common stock) in CareInsite, Inc. with a cost basis of $81,804,000. 12,437,500 of these shares were received in 1998 as consideration for the sale of license software, and an additional 711,759 shares were purchased in 1999. The value assigned to the shares acquired in 1998 was $70,000,000 and was based on a methodology which utilized both a comparable company and the expected underlying discounted future cash flows. The Company was also granted, by CareInsite, 1,008,445 common stock warrants with an exercise price of $4.00 per share ("THINC Warrants"). The THINC Warrants were exercisable only in the event that The Health Information Network Connections, LLC ("THINC") exercised warrants granted to them by CareInsite at $4.00 per share. THINC was allowed to exercise their warrants 180 days after the initial public offering of CareInsite. On January 29, 2000 CareInsite completed an acquisition of THINC. As part of that agreement, 806,756 of the Company's 1,008,445 THINC Warrants became immediately exercisable, with the remaining amount forfeited.

On February 13, 2000, CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation ("Merger Agreement"). As part of the Merger Agreement, the Company received 1.3 shares of Healtheon/WebMD Corporation (WebMD) in exchange for each common share of CareInsite held by the Company. The warrants were also converted at the same exchange ratio. The merger of CareInsite and WebMD ("Merger") closed on September 12, 2000. Accordingly, the Company recorded a non-recurring investment gain of $120,362,000, net of tax, as a result of the exchange.

On  December 12, 2000, the Company sold 4,273,509 shares of WebMD
for  $25,641,000.   Accordingly,  the  Company  recorded  a  non-
recurring investment loss of $24,539,000, net of tax, as a result of the sale.

At December 30, 2000, the Company owned 12,820,527 shares of common stock of WebMD, which have a cost basis of $192,308,000 and a carrying value of $101,795,000, as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At December 30, 2000, the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share ("Performance Shares"). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of CareInsite. The contracted measurement date was February 15, 2001. The Company and WebMD are in discussions regarding the attainment  of  the  Performance Shares.  No  amounts  have  been recognized in the consolidated financial statements for the Performance Shares pending completion of the discussions. All physician users of systems of WebMD Corporation or its affiliates shall be included for purposes of determining the specified levels of physician usage.

The Company's policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. If the market price of the WebMD common shares does not recover to near the Company's $15.00 per share carrying value in the near term, the Company will record a write-down, through a charge to earnings, to establish a new cost basis in the security reflecting the then current market value.

At December 30, 2000, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $91 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

The Company conducts business in several foreign jurisdictions. However, the business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk.

Changes in the Healthcare Industry
---------------------------------- -   The healthcare industry is
highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to
Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the issued and pending rules under the Health Information Portability and Accountability Act of 1996 (HIPAA), will have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company's products and services.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company's products and services. As the healthcare industry consolidates, the Company's client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.

Significant Competition
----------------------- - The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible products.

Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company's products. There are other competitors that offer a more limited number of competing products.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the Company's success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced products that satisfy changing client requirements and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or
-----------------------------------------------------------------
May Be Infringed Upon
--------------------- - The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company recently initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Following an inspection by the FDA in March of 1998, the Company received a Form FDA 483 (Notice of Inspectional Observations) alleging non-compliance with certain aspects of FDA's Quality System Regulation with respect to the Company's PathNet HNAC
Blood Bank Transfusion and Donor products (the "Blood Bank Products"). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter including an audit by a third party of the Company's Blood Bank Products and improvements to Cerner's Quality System. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification were submitted to the FDA in January of 1999.

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

Anti-Takeover   Defenses
------------------------  -    The  Company's  charter,   bylaws,
shareholders' rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (a) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (b) blank check preferred stock, (c) supermajority voting provisions, (d) inability of shareholders to act by written consent or call a special meeting, (e) limitations on the ability of shareholders to nominate directors or make proposals at shareholder meetings and (f) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company's common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

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

Item  9.   Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 25, 2001, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 25, 2001, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by
Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11.  Executive Compensation

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 25, 2001, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 25, 2001, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 25, 2001, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Financial Statements.

          (1)  Consolidated Financial Statements:

               Independent Auditors' Report on Consolidated
               Financial Statements

               Consolidated Balance Sheets -
               December 30, 2000 and January 1, 2000

               Consolidated Statements of Operations -
               Years Ended December 30, 2000, January 1, 2000 and
               January 2, 1999

               Consolidated Statements of Changes In Equity
               Years Ended December 30, 2000, January 1, 2000 and
               January 2, 1999

               Consolidated Statements of Cash Flows
               Years Ended December 30, 2000, January 1, 2000 and
               January 2, 1999

               Notes to Consolidated Financial Statements

          (2)  The following financial statement,
               schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended
               December 30, 2000 are included herein:

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

3(b)            Amended and Restated Bylaws, dated March 9, 2001.

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

10(e)           Indemnification  Agreement   between   Jeff   C.
                Goldsmith, Ph.D. and Registrant (filed as Exhibit 10(e)
                to Registrant's Annual Report on Form 10-K for the year
                ended  January  1,  2000,  and hereby  incorporated  by
                reference).*

10(f)           Amended Stock Option Plan D of Registrant  as  of
                December 8, 2000.*

10(g)           Amended Stock Option Plan E of Registrant  as  of
                December 8, 2000.*

10(h)           Cerner Performance Plan for 2000 (filed as Exhibit
                10(i) to Registrant's Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(i)           Long-Term  Incentive  Plan  for  1999  (filed  as
                Exhibit 10(l) to Registrant's Annual Report on Form 10-
                K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(j)           Promissory Note of Jack A. Newman, Jr. (filed  as
                Exhibit 10(m) to Registrant's Annual Report on Form 10-
                K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(k)           Promissory Notes of Earl H. Devanny, III (filed as
                Exhibit 10(l) to Registrant's Annual Report on Form 10-
                K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(l)           Promissory Note of Glenn P. Tobin, Ph.D. (filed as
                Exhibit 10(o) to Registrant's Annual Report on Form 10-
                K for the year ended January 2, 1999, and hereby incorporated herein by reference).*

10(m)           Cerner Corporation Executive Stock Purchase  Plan
                (filed  as  Exhibit  4(g) to Registrant's  Registration
                Statement on Form S-8 (File No. 333-77029) and hereby incorporated herein by reference).*


10(n)           Form   of  Stock  Pledge  Agreement  for  Cerner
                Corporation  Executive Stock Purchase  Plan  (filed  as
                Exhibit 4(h) to Registrant's Registration Statement  on
                Form  S-8  (File No. 333-77029) and hereby incorporated
                herein by reference).*

10(o)           Form  of  Promissory Note for Cerner  Corporation
                Executive Stock Purchase Plan (filed as Exhibit 4(i) to
                Registrant's Registration Statement on Form  S-8  (File
                No.  333-77029)  and  hereby  incorporated  herein   by
                reference).*

10(p)           Employment  Agreement of  Earl  H.  Devanny,  III
                (filed as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(q)           Employment  Agreement of Glenn  P.  Tobin,  Ph.D.
                (filed as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(r)          Employment Agreement of Stanley M. Sword (filed as
               Exhibit 10(s) to Registrant's Annual Report on Form 10-
               K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(s)          Employment Agreement of Jack A. Newman, Jr.*

10(t)          Cerner Corporation 2001 Long-Term Incentive Plan F
               (filed as Annex I to Registrant's 2001 Proxy Statement and hereby incorporated by reference).*

10(u)          Cerner  Corporation 2001 Associate Stock Purchase
               Plan (filed as Annex II to Registrant's 2001 Proxy
               Statement and hereby incorporated by reference).*

10(v)          Qualified  Performance-Based  Compensation  Plan.*

11             Computation of Registrant's Earnings Per Share.
               (Exhibit omitted. Information contained in notes to consolidated financial statements.)

22             Subsidiaries of Registrant.

23             Consent of Independent Auditors.


* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          (b)  Reports on Form 8-K.

     Report on Form 8-K was filed on November 22, 2000.

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

                              CERNER CORPORATION


Dated:   March   30,  2001      By:/s/   Neal   L. Patterson
                                   ------------------------------
                                   Neal L. Patterson
                                   Chairman of  the  Board   and
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature and Title                     Date
          -------------------                     ----



/s/Neal L. Patterson                             March 30, 2001
-------------------------------
Neal L. Patterson, Chairman of the Board and
 Chief Executive Officer (Principal Executive
 Officer)



/s/Clifford W. Illig                             March 30, 2001
-------------------------------
Clifford W. Illig, Vice Chairman and Director



/s/Marc G. Naughton                              March 30, 2001
-------------------------------
Marc G. Naughton, Vice President and
 Chief Financial Officer (Principal Financial
 and  Accounting Officer)


/s/Michael E. Herman                             March 30, 2001
-------------------------------
Michael E. Herman, Director



/s/Gerald E. Bisbee                              March 30, 2001
-------------------------------
Gerald E. Bisbee, Jr., Ph.D., Director


/s/John C. Danforth                              March 30, 2001
-------------------------------
John C. Danforth, Director


/s/Jeff C. Goldsmith                             March 30, 2001
-------------------------------
Jeff C. Goldsmith, Ph.D., Director

/s/William B. Neaves                             March 30, 2001
-------------------------------
William B. Neaves, Ph.D., Director

Independent Auditors' Report
-----------------------------------------------------------------



The Board of Directors and Stockholders
Cerner Corporation:



We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Kansas City, Missouri
January 31, 2001



Management's Report
-----------------------------------------------------------------


The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate to the circumstances, and, therefore, included in the financial statements are certain amounts based on management's informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation's independent certified public accountants and have been reviewed by the audit committee of the Board of Directors.

Consolidated Balance Sheets
-----------------------------------------------------------------
December 30, 2000 and January 1, 2000


                                            2000        1999
                                       --------------------------
(Dollars in thousands)

Assets
  Current Assets:
  Cash and cash equivalents              $    90,893       75,677
  Receivables                                188,036      161,174
  Inventory                                    2,174        1,262
  Prepaid expenses and other                   7,393        4,316
                                          ----------   ----------

  Total current assets                       288,496      242,429

  Property and equipment, net                 82,234       77,938
  Software development costs, net             83,276       71,007
  Intangible assets                           22,227        7,511
  Investments                                130,626      252,123
  Other assets                                 9,552        9,883
                                          ----------   ----------

                                         $   616,411      660,891
                                          ==========   ==========

Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts payable                       $    20,532       20,261
  Current installments of long-term
   debt                                           72            -
  Deferred revenue                            40,212       21,245
  Income taxes                                 9,718       10,987
  Accrued payroll and tax
   withholdings                               27,338       17,241
  Other accrued expenses                       4,443        2,642
                                          ----------   ----------

  Total current liabilities                  102,315       72,376

  Long-term debt, net                        102,299      100,000
  Deferred income taxes                       57,430       93,578
  Deferred revenue                            10,650       16,000

  Stockholders' Equity:
  Common stock, $.01 par value,
   150,000,000 shares authorized,
    35,967,618 shares issued in 2000
    and 34,932,703 shares in 1999                360          349
  Additional paid-in capital                 192,715      166,735
  Retained earnings                          230,916      125,651
  Treasury stock, at cost (1,201,625
   shares in 2000 and 1,201,518 in 1999)     (20,799)     (20,796)
  Accumulated other comprehensive
   income:
    Foreign currency translation
     adjustment                                 (743)          23
    Unrealized gain (loss) on
     available-for-sale equity securities
      (net of deferred tax asset of
       $33,036 in 2000 and deferred tax
       liability of $59,806 in 1999)         (58,732)     106,975
                                          ----------   ----------

  Total stockholders' equity                 343,717      378,937
                                          ----------   ----------

  Commitments (Note 12)
                                         $   616,411      660,891
                                          ==========   ==========


See notes to consolidated financial statements.

Consolidated Statements of Operations
-----------------------------------------------------------------
For the years ended December 30, 2000, January 1, 2000 and
January 2, 1999


                                      2000      1999       1998
                                 --------------------------------

(In thousands, except per share data)

Revenues
  System sales                  $  263,109   224,510    245,490
  Support and maintenance          114,898    94,198     76,755
  Other                             26,497    21,489      8,657
                                 --------------------------------

  Total revenues                   404,504   340,197    330,902
                                 --------------------------------

Costs and expenses
  Cost of revenues                  90,118    95,038     89,544
  Sales and client service         169,289   141,234    117,107
  Software development              78,425    72,663     59,754
  General and administrative        29,483    27,564     25,929
  Write-off of acquired in-
   process research and
   development                       4,900         -      5,038
  Write-down of intangible
   assets                            6,687         -          -
                                 --------------------------------

  Total costs and expenses         378,902   336,499    297,372
                                 --------------------------------

Operating earnings                  25,602     3,698     33,530

  Interest expense, net             (3,671)   (3,396)      (262)
  Realized gain on exchange
   of stock                        188,654         -          -
  Realized loss on sale of
   stock                           (38,462)        -          -
                                 --------------------------------

Earnings before income taxes
 and extraordinary item            172,123       302     33,268
  Income taxes                     (66,858)     (118)   (12,679)
                                 --------------------------------

Earnings before extraordinary
 item                              105,265       184     20,589

Extraordinary item, net of tax           -    (1,395)         -
                                 --------------------------------

Net earnings (loss)             $  105,265    (1,211)    20,589
                                 ================================


Basic earnings per share before
 extraordinary item             $     3.08       .01        .63
                                 ================================
Basic earnings (loss) per share $     3.08      (.04)       .63
                                 ================================


Diluted earnings per common
 share before extraordinary
 item                           $     2.96       .01        .61
                                 ================================
Diluted earnings (loss) per
 common share                   $     2.96      (.04)       .61
                                 ================================


See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity
-----------------------------------------------------------------
For the years ended December 30, 2000, January 1, 2000 and
January 2, 1999


                                                                                         Accumulated
                                                 Additional             Treasury            other
                                Common Stock      paid-in   Retained     stock           Comprehensive    Comprehensive
                              Shares    Amount    capital   earnings     amount             income          income
                              ------------------------------------------------------------------------------------------
(In thousands)

Balance at January 3, 1998    33,817   $   338   $  148,074  106,273     (20,796)                 (142)
                              -------------------------------------------------------------------------

Exercise of options              185         2        1,248        -           -                     -
Issuance of common stock
  grants as compensation           2         -           44        -           -                     -
Issuance of common stock         670         7       14,867        -           -                     -
Non-employee stock option
  compensation expense             -         -          385        -           -                     -
Tax benefit from
  disqualifying
  disposition of stock
  options                          -         -          621        -           -                     -
Foreign currency
  translation adjustment           -         -            -        -           -                  (101)             (101)
Unrealized loss on
  available-for-sale
  equity security,
  net of deferred tax
  benefit of $165                  -         -            -        -           -                  (266)             (266)
Net earnings                       -         -            -   20,589           -                     -            20,589
                              ------------------------------------------------------------------------------------------
Comprehensive income                                                                                              20,222
                                                                                                                ========

Balance at January 2, 1999    34,674   $   347      165,239  126,862     (20,796)                 (509)
                              ========================================================================

Exercise of options              257         2          623        -           -                     -
Issuance of common stocks
  grants as compensation           2         -           40        -           -                     -
Non-employee stock option
  compensation expense             -         -          239        -           -                     -
Tax benefit from
  disqualifying
  disposition of stock
  options                          -         -          594        -           -                     -
Foreign currency
  translation adjustment           -         -            -        -           -                   266               266
Unrealized gain on
  available-for-sale
  equity securities, net
  of deferred tax expense
  of $59,971                       -         -            -        -           -               107,241           107,241
Net loss                           -         -            -   (1,211)           -                    -            (1,211)
                              ------------------------------------------------------------------------------------------
Comprehensive income                                                                                             106,296
                                                                                                                ========

Balance at January 1, 2000    34,933   $   349      166,735  125,651     (20,796)              106,998
                              ========================================================================

Exercise of options              439         5        7,050        -         (3)                     -
Issuance of common stock
  grants as compensation           2         -           31        -           -                     -
Acquisition of business          594         6       14,056        -           -                     -
Non-employee stock option
  compensation expense             -         -          229        -           -                     -
Fair value of employee
  stock options exchanged in
  acquisition of business          -         -        1,089        -           -                     -
Tax benefit from
  disqualifying
  disposition of stock
  options                          -         -        3,525        -           -                     -
Foreign currency
  translation adjustment           -         -            -        -           -                 (766)             (766)
Unrealized loss on
  available-for-sale
  equity securities, net
  of deferred tax benefit
  of $92,842                       -         -            -        -           -             (165,707)         (165,707)
Net earnings                       -         -            -  105,265           -                     -           105,265
                              ------------------------------------------------------------------------------------------
Comprehensive income                                                                                            (61,208)
                                                                                                               =========

Balance at December 30, 2000  35,968    $  360     192,715   230,916    (20,799)              (59,475)
                              ========================================================================


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-----------------------------------------------------------------
For the years ended December 30, 2000, January 1, 2000 and
January 2, 1999


                                                       2000      1999      1998
                                                   ------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                               $   105,265    (1,211)   20,589
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                       37,988    31,388    25,411
   Common stock received as consideration for
    sale of license software                           (6,150)        -   (70,000)
   Realized gain on exchange of stock                (188,654)        -         -
   Realized loss on sale of stock                      38,462         -         -
   Write-down of intangible assets                      6,687         -         -
   Non-recurring fixed fee implementation cost              -     9,449         -
   Non-recurring branch restructure charge                  -     1,358         -
   Extraordinary item, net of tax                           -     1,395         -
   Write-off of acquired in-process research and
    development                                         4,900         -     5,038
   Issuance of common stock grants as compensation         31        40        44
   Non-employee stock option compensation expense         229       239       385
   Equity in losses of affiliates                       1,095       423     1,601
   Provision for deferred income taxes                 67,640    (3,165)   15,816
   Tax benefit from disqualifying dispositions of
    stock options                                       3,525       594       621
   Loss on disposal of capital equipment                   33       478       223
Changes in operating assets and liabilities (net
 businesses acquired):
   Receivables, net                                   (14,994)    6,200   (39,481)
   Inventory                                              595     1,389      (908)
   Prepaid expenses and other                          (7,025)      844    (3,970)
   Accounts payable                                    (3,389)   (5,207)    2,620
   Accrued income taxes                                (5,329)      461    (2,334)
   Deferred revenue                                     5,280   (16,676)   45,410
   Other current liabilities                            7,124      (610)    4,828
                                                   ------------------------------
 Total adjustments                                    (51,952)   28,600   (14,696)
                                                   ------------------------------
 Net cash provided by operating                        53,313    27,389     5,893
                                                   ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of capital equipment                        (16,154)  (14,345)  (20,846)
 Purchase of land, buildings, and improvements              -         -    (2,767)
 Acquisition of businesses                            (16,829)        -    (6,874)
 Investment in affiliates                              (7,370)  (13,615)   (1,217)
 Proceeds from sale of stock of available for
   sale securities                                     26,152         -         -
Advances to affiliates                                  1,000    (1,000)        -
 Issuance of notes receivable                            (385)   (3,628)        -
 Repayment of notes receivable                          1,152         -         -
 Capitalized software development costs               (30,982)  (30,192)  (25,052)
                                                   ------------------------------
Net cash used in investing activities                 (43,416)  (62,662)  (56,756)
                                                   ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                   -   99,568          -
 Repayment of long-term debt                             967)  (32,167)       (45)
 Proceeds from sale of common stock                         -        -     14,874
 Proceeds from exercise of options                      7,052      625      1,250
                                                   ------------------------------
Net cash provided by financing activities               6,085   68,026     16,079
                                                   ------------------------------
Foreign currency translation adjustment                  (766)     266       (101)
                                                   ------------------------------
Net increase (decrease) in cash and cash
 equivalents                                          15,216    33,019    (34,885)
Cash and cash equivalents at beginning of year        75,677    42,658     77,543
                                                   ------------------------------
Cash and cash equivalents at end of year          $   90,893    75,677     42,658
                                                   ==============================

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
 Interest                                         $    7,348     5,448      2,504
 Income taxes, net of refund                             930     1,647     (2,112)

Noncash investing and financing activities
 Issuance of common stock for acquisition of
  business                                            14,062         -          -
 Issuance of notes payable for acquisition of
  business                                             1,385         -          -
 Addition to paid-in capital for the fair value
  of employee stock options exchanged in the
  acquisition of business                              1,089         -          -



See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

1    Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Nature of Operations - The Company designs, develops, markets, installs, hosts and supports software information technology and content solutions for healthcare organizations and consumers. The Company also implements these solutions as individual, combined or enterprise-wide systems.

(c)   Revenue  Recognition - Revenues are derived primarily  from the sale of clinical information systems. The Company also provides project implementation and consulting services. In addition, revenue is generated from servicing installed clinical information systems, which generally includes support of software and maintenance of hardware. The Company also derives revenue from the sale of computer hardware.

Clinical information system sales contracts generally include the licensing of the Company's clinical information system software, project-related services associated with the installation of the systems, and the sale of computer hardware. Clinical information system sales contracts are noncancelable and provide for a right of return only in the event the system fails to meet the published specifications of the software. The Company recognizes revenue from sales of clinical information systems using a percentage-of-completion method based on meeting key milestone events over the term of the contracts in accordance with Statement of Position 97-2, "Software Revenue Recognition".

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

(d) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2000, 1999 and 1998 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detail program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs on a straight-line basis over five years. During 2000, 1999 and 1998, the Company capitalized $30,982,000, $30,192,000 and $25,052,000, respectively, of total software development costs of $90,694,000, $88,699,000 and $74,159,000, respectively. Amortization expense of capitalized software development costs in 2000, 1999 and 1998 was $18,713,000, $14,156,000 and $10,647,000,
respectively, and accumulated amortization was $76,411,000, $57,698,000 and $43,542,000, respectively.

(f) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.

(g) Investments - The Company accounts for its investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. For realized gains and losses on available-for-sale investments, the Company utilizes the specific identification method as the basis to determine cost. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

(h) Inventory - Inventory consists primarily of computer hardware held for resale and is recorded at the lower of cost
(first-in, first-out) or market.

(i) Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of 5 to 39 years. Amortization of leasehold improvements is computed using a straight-line method over the lease terms, which range from periods of two to twelve years.

(j) Earnings per Common Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:


(In thousands, except per share data)

                                  2000                                1999                                1998
                -----------------------------------------------------------------------------------------------------------

                                             Per-                               Per-                                Per-
                 Earnings        Shares      Share   Earnings       Shares      Share    Earnings       Shares      Share
                (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
                -----------------------------------------------------------------------------------------------------------

Earnings per share before extraordinary item
--------------------------------------------

Basic earnings
per share
Income available
to common stock
holders
                      $105,265      34,123   $  3.08        184         33,623  $  .01       20,589         32,825   $ .63
                                             =======                            ======                               =====

Effect of dilutive
securities
Stock options
                             -       1,480                    -            293                    -            842

Diluted earnings per share
Income available to common
stockholders including
assumed
conversions
                     ----------------------------------------------------------------------------------------------------
                      $105,265      35,603   $ 2.96        184         33,916  $  .01       20,589         33,667   $ .61
                     ====================================================================================================

Net earnings (loss) per share
-----------------------------

Basic earnings (loss)
per share
Income available to
common stockholders
                       $105,265    34,123   $  3.08     (1,211)        33,623  $ (.04)      20,589         32,825   $ .63
                                             =======                            ======                              =====

Effect of dilutive
securities
Stock options
                             -      1,480                    -            293                    -            842

Diluted earnings (loss)
per share
Income available
to common stock
holders including
assumed conversions
                   ------------------------------------------------------------------------------------------------------
                      $105,265     35,603  $  2.96      (1,211)        33,916  $ (.04)      20,589         33,667   $ .61
                   ======================================================================================================



Options to purchase 521,000, 3,185,000 and 1,652,000 shares of common stock at per share prices ranging from $35.88 to $84.07, $17.50 to $31.00, and $25.00 to $31.00 were outstanding at the end of 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

(k) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was ($518,000), $95,000 and ($673,000) in 2000, 1999 and 1998, respectively.

(l) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(m) Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over four to eight years. Accumulated amortization was $5,964,000 and $5,387,000 at the end of 2000 and 1999, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

(n)   Comprehensive Income - Included in comprehensive income for
2000 are reclassification adjustments for the net realized after-tax gain of $95,900,000 related to the exchange for and sale of WebMD stock.

(o) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2    Business Acquisitions

During the three years ended December 30, 2000, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. Had the acquisitions occurred at the beginning of 1999, pro-forma revenues would have increased by $30,386,000 and $49,797,000 in 2000 and 1999, respectively. The results of operations of each acquisition are included in the Company's consolidated statement of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the high-technology computer industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility, individually or in the aggregate, are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over five to seven years. The IPRD amounts in the table below are reflected as one-time charges to earnings at the date of acquisition.

Subsequent to the acquisition of Health Network Ventures, Inc., the Company determined that it would discontinue the portion of the business focused on individual physician practice connectivity and transaction processing. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 related to a write-down of intangible assets.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

A summary of the Company's purchase acquisitions for the three years ended December 30, 2000, is included in the following table
(in millions, except share amounts):


Entity Name and
Description of Business                                        Developed             Customer          Form of
Acquired                       Date  Consideration   Goodwill  Technology   Workforce  Base   IPRD  Consideration
---------------------------------------------------------------------------------------------------------------------

Fiscal 2000 Acquisitions
---------------------------------------------------------------------------------------------------------------------

ADAC Healthcare Information  11/00            $5.3      $1.4        $3.0          $.4    $1.7 $1.7  $3.9 cash
Systems, Inc. (a)                                                                                   $1.4 note payable
 Image management solutions
 for radiology departments
---------------------------------------------------------------------------------------------------------------------

CITATION Computer             8/00           $17.8      $8.3        $2.7         $1.2    $2.0 $3.2  $2.6 cash
Computer Systems, Inc.                                                                              $14.1 594,000
Systems, Inc. (b)                                                                                   shares of common
 Market leader in laboratory                                                                        stock issued
 systems for small to mid-sized                                                                     $1.1 vested
 hospitals                                                                                          options assumed
---------------------------------------------------------------------------------------------------------------------

Mitch Cooper & Associates     4/00            $2.0      $2.0         ---          ---     ---  ---  $2.0 cash
 Supply chain re-engineering
 consulting practice
---------------------------------------------------------------------------------------------------------------------

Health Network Ventures, Inc. 4/00            $8.3      $4.2         ---          ---     ---  ---  $8.3 cash
 Provides software solutions
 that enable transaction
 processing between providers
 and other health-related
 entities
---------------------------------------------------------------------------------------------------------------------
Fiscal 1998 Acquisition
---------------------------------------------------------------------------------------------------------------------

Multum Information            3/98            $6.9     $1.6         $.5           $.5     ---  $5.0 $6.9 cash
Systems, Inc.
 Healthcare industry
 supplier of drug knowledge
 databases and intelligent
 software components designed
 to improve the quality and
 cost-effectiveness of medical
 care
---------------------------------------------------------------------------------------------------------------------


(a) The acquired in-process research and development is related to HCIS's PACS (Picture Archiving and Communications Systems) product. The PACS product, when integrated with the Company's radiology information system, provides a comprehensive radiology solution, from automating and streamlining the information workflow to complete image management. PACS was approximately 86% complete at the time of the acquisition. When ADAC HCIS was acquired, management projected that PACS would be completed in 3 months at an estimated cost of $150,000. The risks associated with PACS are like any other software development project and include changes in technology and competition. The PACS project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. PACS was approximately 95% complete at the end of 2000.

(b) The acquired in-process research and development is related to CITATION's enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory's general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was approximately 75% complete at the end of 2000. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM was approximately 85% complete at the end of 2000.

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


       (In thousands)                         2000       1999
                                         -------------------------

            Accounts receivable           $   96,946      85,814
            Contracts receivable              91,090      75,360
                                           ---------   ---------

            Total receivables             $  188,036     161,174
                                           =========   =========


Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2000 and 1999 are amounts due from healthcare providers located in foreign countries of $23,600,000 and $17,704,000, respectively. Consolidated revenues include foreign sales of $25,815,000, $24,001,000 and $17,545,000, during 2000,
1999 and 1998, respectively. Consolidated long-lived assets at the end of 2000 and 1999, include foreign long-lived assets of $649,000 and $638,000, respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 2000 and 1999 the allowance for estimated uncollectible accounts was $5,999,000 and $4,759,000, respectively.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------
4    Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:


(In thousands)                                 2000       1999
                                          ------------------------

Furniture and fixtures                       $ 24,004     21,623
Computer and communications equipment          82,769     67,462
Marketing equipment                             2,045      1,984
Shop equipment                                  2,902          -
Leasehold improvements                         21,533     16,905
Capital lease equipment                         1,104        713
Land, buildings, and improvements              32,437     32,437
                                              -------    -------
                                              166,794    141,124
Less accumulated depreciation and
 amortization                                  84,560     63,186
                                              -------    -------

Total property and equipment, net            $ 82,234     77,938
                                              =======    =======


5    Investments

Investments consist of the following:


(In thousands)                             2000           1999
                                        ----------     ----------

Investments in available-for-sale
 equity securities                      $  194,268        13,057
Plus unrealized holding gain (loss)        (91,768)      166,781
                                         ---------     ---------
Investment in available-for-sale
 equity securities, at fair value          102,500       179,838
Investments in equity securities,
 at cost                                    25,285        69,822
Investments accounted for under
 the equity method                           2,841         2,463
                                         ---------     ---------

Total investments, net                  $  130,626       252,123
                                         =========     =========


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

Notes to Consolidated Financial Statements
----------------------------------------------------------------

On  December 12, 2000, the Company sold 4,273,509 shares of WebMD
for  $25,641,000.   Accordingly,  the  Company  recorded  a  non-
recurring investment loss of $24,539,000, net of tax, as a result of the sale.

At December 30, 2000, the Company owned 12,820,527 shares of common stock of WebMD, which have a cost basis of $192,308,000 and a carrying value of $101,795,000, as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At December 30, 2000 the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share ("Performance Shares"). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of CareInsite. The contracted measurement date was February 15, 2001. The Company and WebMD are in discussions regarding the attainment of the Performance Shares. No amounts have been recognized in the consolidated financial statements for the Performance Shares pending completion of the discussions.

6    Indebtedness

The Company has a loan agreement with a bank that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (9.5% at December 30,
2000) or LIBOR (6.4% at December 30, 2000) plus 1.5%. The interest rate may be reduced by up to .4% if certain net worth ratios are maintained. At December 30, 2000, the Company had no outstanding borrowings under this agreement and had $18,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/10% is payable quarterly on the unused portion of the revolving line of credit.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for proposed capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred an extraordinary loss for a prepayment penalty and write-off of deferred loan costs of $1,395,000 net of taxes. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 30, 2000.

The Company also has capital lease obligations and other notes payable amounting to $2,400,000, payable over the next four years.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------
The aggregate maturities for the Company's long-term debt is as follows (in thousands):


2001                     $      72
2002                        14,243
2003                        12,042
2004                        18,682
2005                        18,666
2006 and thereafter         38,666
                           -------
                         $ 102,371
                           =======


The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The fair value of the Company's long-term debt is $101,271,000 at December 30, 2000.

7   Interest Income and Expense

A summary of interest income and expense is as follows:


(In thousands)                  2000         1999         1998
                             ------------------------------------

Interest income              $ 3,645        2,582        2,242
Interest expense              (7,316)      (5,978)      (2,504)
                             ----------  ----------   -----------

Interest expense, net        $(3,671)      (3,396)        (262)
                             ==========  ==========   ===========


8   Stock Options and Warrants

At December 30, 2000, the Company had four fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

Under Stock Option Plan C, the Company is authorized to grant to associates options to purchase up to 645,000 shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment. The Company has committed not to issue any more stock options under Stock Option Plan C.

Initially under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants or advisors to the Company options to purchase up to 50,000 shares of common stock through January 1, 2005. Additional shares were approved by the Company's shareholders on May 17, 1994, May 16, 1995 and May 22, 1998, increasing the total authorized to grant to 4,600,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Initially, under Stock Option Plan E, the Company was authorized to grant to associates (other than officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of
1934), consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. There was a 1,100,000 share increase approved by the Company's Board of Directors on December 8, 2000, increasing the total authorized to grant to 3,100,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined

Notes to Consolidated Financial Statements
-----------------------------------------------------------------
by  the   Stock   Option   Committee.     Options    under   this
plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

The Company has also granted 454,542 other non-qualified stock options under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years. In 2000, the Company granted an additional 350,000 stock options to a third party at an exercise price equal to the fair market value on the date of grant. The options are vested and become exercisable at the earlier of five years or when certain conditions are met.

The Company accounts for associate stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

A combined summary of the status of the Company's four fixed stock option plans and other stock options at the end of 2000, 1999, and 1998, and changes during these years ended is presented below:


                           2000                    1999                    1998
                  ----------------------------------------------------------------------
                               Weighted-               Weighted-               Weighted-
                   Number       average    Number       average    Number       average
                     of        exercise      of        exercise      of         exercise
Fixed Options      shares       price      shares       price      shares        price
----------------------------------------------------------------------------------------

Outstanding at   5,529,995     $  19.79  5,488,191     $  20.38  4,179,258     $  17.74
  beginning of
  year
Granted          1,684,144        31.50  1,447,246        16.69  1,932,710        24.15
Exercised         (455,706)       17.23   (255,747)        4.91   (185,335)        6.88
Forfeited         (458,168)       21.13 (1,149,695)       22.40   (438,442)       17.57
----------------------------------------------------------------------------------------
Outstanding at
  end of year    6,300,265     $  22.50  5,529,995     $  19.79  5,488,191     $  20.38
                ==========              ==========              ==========

Options
  exercisable at
  year-end       1,458,001     $  20.97  1,297,147     $  19.49  1,111,943     $  15.52


The following table summarizes information about fixed and other stock options outstanding at December 30, 2000.

                         Options outstanding                                          Options exercisable
----------------------------------------------------------------------------  -----------------------------------

Range of            Number        Weighted-average                              Number
exercise         Outstanding         Remaining             Weighted-average   exercisable        Weighted-average
 prices          At 12/30/00      contractual life          exercise price    at 12/30/00         exercise price
----------------------------------------------------------------------------  ------------------------------------

$ 1.34-15.00       1,519,018            17.4 years              $ 14.20         483,906              $ 17.74
 15.13-22.00       1,705,561            12.8                      18.83         450,879                19.16
 22.06-27.50       1,534,954            10.8                      24.75         200,664                24.52
 28.00-84.07       1,540,732            12.5                      35.44         322,552                32.08
                   ---------                                                  ---------
  1.34-84.07       6,300,265            13.4                      22.50       1,458,001                20.97
                   =========                                                  =========


Notes to Consolidated Financial Statements
-----------------------------------------------------------------

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $18.96, $10.88 and $14.97, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         2000       1999        1998
                                       -------------------------------

Expected years until exercise             4.7          8           8
Risk-free interest rate                  5.0%       6.9%        5.0%
Expected stock volatility               72.1%      61.3%       58.5%
Expected dividend yield                    0%         0%          0%



Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share on a diluted basis would have been reduced by approximately $7,527,000 or $.21 per share in 2000, approximately $3,922,000 or $.12 per share in 1999 and approximately $5,929,000 or $.18 per share in 1998.

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

9  Income Taxes

Income tax expense (benefit) before extraordinary item for the years ended 2000, 1999, and 1998, consists of the following:


  (In thousands)                         2000      1999      1998
                                      ----------------------------

  Current:
  Federal                           $     175     3,514     (1,929)
  State                                   (70)      573     (1,061)
  Foreign                                (887)     (804)      (147)
                                     --------    ------    -------
  Total current                          (782)    3,283     (3,137)
                                     --------    ------    -------

  Deferred:
  Federal                              63,524     (2,891)   13,634
  State                                 4,482       (288)    1,565
  Foreign                                (366)        14       617
                                     --------    -------    ------
  Total deferred                       67,640     (3,165)   15,816
                                     --------    -------    ------

  Total income tax expense          $  66,858        118    12,679
                                     ========    =======    ======


Income tax benefit attributable to the extraordinary item (early retirement of debt) was $865,000 in 1999. Income tax expense (benefit) allocated to stockholders' equity for unrealized holding gain (losses) on available-for-sale equity securities was ($92,842,000) and $59,971,000 for the years ended 2000 and 1999, respectively.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

Temporary  differences between the financial  statement  carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at the end of  2000 and 1999 relate to the following:


  (In thousands)                            2000           1999
                                        ------------------------

  Deferred Tax Assets

  Contract reserves                    $       -           3,615
  Acquisition accrual                          -           1,779
  Accrued expenses                         6,395           4,669
  Separate return net operating losses    12,281               -
  Other                                    1,718           1,637
                                       ---------      ----------
  Total deferred tax assets               20,394          11,700
                                       ---------      ----------

  Deferred Tax Liabilities

  Unrealized gain on investments         (21,975)        (59,806)
  Software development costs             (32,143)        (26,812)
  Contract and service revenues
   and costs                             (37,930)        (23,591)
  Depreciation and amortization           (2,764)         (4,480)
  Other                                   (1,446)         (5,581)
                                      ----------       ---------
  Total deferred tax liabilities         (96,258)       (120,270)
                                      ----------       ---------

  Net deferred tax liability          $  (75,864)       (108,570)
                                      ==========       =========

The effective income tax rates for 2000, 1999, and 1998 were 39%, 39%, and 38%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:


  (In thousands)                       2000       1999       1998

  Tax expense at statutory rates   $ 60,243        106     11,644
  State income tax, net of
   federal benefit                    2,972         10      1,280
  Goodwill                            4,225        259        259
  Other, net                           (582)      (257)      (504)
                                    -------    -------    -------

  Total income tax expense         $ 66,858        118     12,679
                                    =======    =======    =======


Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 2000, 1999, and 1998 benefits of $3,525,000, $594,000, and $621,000, respectively, are treated as increases to additional paid-in capital.

10  Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 20% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant's contribution. The Company's expense for the plan amounted to $2,532,000, $1,187,000 and $1,005,000 for 2000, 1999 and 1998, respectively.

The Company added a discretionary profit sharing distribution to the Plan in 2000. Distributions are based on attainment of established earnings per share goals for the year. Only participants in the Plan are eligible to receive the profit sharing distribution. For the year ended December 30, 2000, the Company expensed $1,100,000 for discretionary distributions.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

11   Related Party Transactions

The  Company loaned $160,000 in 2000 and $3,628,000 in  1999,  to the Company's senior management under the terms of the Executive Stock Purchase Program ("Program"). The purpose of the Program is to advance the interests of the Company, the Company's senior management, and the Company's shareholders by offering the Company's senior management an incentive to purchase shares of the Company's stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The balance of these loans at December 30, 2000 was $2,764,000.

12  Commitments

The Company leases space to unrelated parties in its North Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $624,000, $1,005,000, and $1,795,000 in 2000, 1999, and 1998, respectively.

The Company is committed under operating leases for office space through September 2005. Rent expense for office and warehouse space for the Company's regional and global offices for 2000,
1999,  and  1998  was  $1,735,000,  $2,226,000,  and  $1,847,000,
respectively. Future minimum lease revenues (in thousands) and aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

                         Future      Future
                         Minimum     Minimum
                          lease       lease
              Years     revenues   commitments
            ------------------------------------

               2001      $   247       4,407
               2002           40       3,449
               2003           23       1,829
               2004            -       1,316
               2005            -         642



In December, 1999, the Company made a decision to close five of its branch offices. The Company created a regional branch structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace has resulted in a significant decrease in utilization of certain regional offices. This led to the decision to close these physical locations. The Company recorded a charge of $1.4 million in sales and client service expenses in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. All of these costs were paid in 2000.

13     Stockholders' Equity

At the end of 2000 and 1999, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------

14  Quarterly Results (unaudited)

Selected quarterly financial data for 2000 and 1999 is set forth below:

(In thousands, except per share data)

                                      Earnings (loss)                   Basic
                                          before             Net       earnings         Diluted
                                      income taxes and     earnings     (loss)       earnings (loss)
                           Revenues  extraordinary item     (loss)     per share        per share
                           ------------------------------------------------------------------------

1999 quarterly results:

April 1                    $ 87,107         3,986           2,392         .07              .07
July 1 (1)                   93,502            44          (2,613)       (.08)            (.08)
September 30 (2)(3)         104,325       195,588          123,336       3.61             3.45
December 30 (4)(5)          119,570       (27,495)         (17,850)      (.51)            (.51)
----------------------------------------------------------------------------------------------------

Total                       404,504       172,123          105,265
                            =======       =======          =======

1999 quarterly results:

April 3                      86,743         4,543           2,817         .08              .08
July 3 (6)                   82,782           428          (1,135)       (.03)            (.03)
October 2                    80,929         1,146             680         .02              .02
January 1 (7)                89,743        (5,815)         (3,573)       (.11)            (.11)
----------------------------------------------------------------------------------------------------

Total                       340,197           302          (1,211)
                            =======        ======         =======


-----------------------------------------------------------------

(1) Includes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for second quarter and for 2000.

(2) Includes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for the third quarter and for 2000.

(3) Includes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.37 for the third quarter and $3.38 for 2000.

(4) Includes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for the fourth quarter and for 2000.

(5) Includes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring investment loss on diluted earnings per share
     was ($.67) for the   fourth quarter and ($.69) for   2000.

(6)  Includes  an  extraordinary loss on the early extinguishment of debt of $1,395,000, net of taxes of $865,000. The impact of this extraordinary item on diluted earnings per share was ($.01) for the second quarter and for 1999.

(7) See Note 12 regarding a non-recurring charge in the fourth quarter of 1999. The fourth quarter of 1999 also includes an additional non-recurring charge of $5.8 million, net of $3.6 million tax benefit, for contract reserves.

                           Cerner Corporation
                    Valuation and Qualifying Accounts       Schedule II


                                    Additions
                      Balance of    Charged to   Additions
                      Beginning     Costs and     Through                      Balance of
  Description         of Period     Expenses    Acquisitions   Deductions    End of Period
-------------------------------------------------------------------------------------------

For Year Ended
 January 2, 1999

Doubtful Accounts
 and Sale Allowances  $ 1,490,000   $ 1,915,000    $  0          $  0        $ 3,405,000



                                    Additions
                      Balance of    Charged to   Additions
                      Beginning     Costs and     Through                      Balance of
  Description         of Period     Expenses    Acquisitions   Deductions    End of Period
-------------------------------------------------------------------------------------------

For Year Ended
 January 1, 2000

Doubtful Accounts
 and Sale Allowances  $ 3,405,000   $ 1,354,000    $  0          $  0        $ 4,759,000




                                    Additions
                      Balance of    Charged to   Additions
                      Beginning     Costs and     Through                      Balance of
  Description         of Period     Expenses    Acquisitions   Deductions    End of Period
-------------------------------------------------------------------------------------------

For Year Ended
 December 30, 2000

Doubtful Accounts
 and Sale Allowances  $ 4,759,000   $        0     $  1,341,000   $ (101,000) $ 5,999,000



                   Independent Auditors' Report
                  on Financial Statement Schedule



  The Board of Directors
  Cerner Corporation:


  Under   date  of  January  31,  2001,  we  reported  on   the
  consolidated balance sheets of Cerner Corporation and subsidiaries as of December 30, 2000 and January 1, 2000 and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                             KPMG LLP

  Kansas City, Missouri
  January 31, 2001