Form 10-Q
period 2001-03-31
CERNER CORP /MO/
filed 2001-05-15
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number	0-15386

CERNER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1196944

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification Number)

2800 Rockcreek Parkway
North Kansas City, Missouri 64117
(816) 201-1024

(Address of Principal Executive Offices, including zip code;
registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) with the Commission, and (2) has been subject to such filing requirements for the past 90 days.

Yes          No

      There were 34,815,141 shares of Common Stock, $.01 par value, outstanding at March 31, 2001.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2001 (unaudited)
	and December 30, 2000	1

	Consolidated Statements of Earnings for the
	three months ended March 31, 2001
	and April 1, 2000 (unaudited)	2

	Consolidated Statements of Cash Flows
	for the three months ended March 31, 2001
	and April 1, 2000 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	(Not applicable)

Part II	Other Information:

Item 6.	Exhibits and Reports on Form 8-K	13

Part I. Financial Information
Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
(In thousands)	2001	2000

	(unaudited)

Assets

Current Assets:

Cash and cash equivalents	$89,409	$90,893

Receivables	180,811	188,036

Inventory	2,041	2,174

Prepaid expenses and other	9,197	7,393

Total current assets	281,458	288,496

Property and equipment, net	81,625	82,234

Software development costs, net	86,252	83,276

Intangible assets, net	21,243	22,227

Investments	99,410	130,626

Other assets	9,823	9,552

	$579,811	$616,411

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$15,102	$20,532

Current installments of long term debt	56	72

Deferred revenue	32,737	40,212

Income taxes	12,347	9,718

Accrued payroll and tax withholdings	25,390	27,338

Other accrued expenses	4,958	4,443

Total Current Liabilities	90,590	102,315

Long-term debt	101,635	102,299

Deferred income taxes	46,756	57,430

Deferred revenue	9,587	10,650

Stockholders’ Equity:

Common stock, $.01 par value, 150,000,000

shares authorized, 36,016,766 shares issued

at March 31, 2001 and 35,967,618 issued in 2000	360	360

Additional paid-in capital	193,411	192,716

Retained earnings	237,243	230,915

Treasury stock, at cost (1,201,625 shares)	(20,799)	(20,799)

Accumulated other comprehensive income:

Foreign currency translation adjustment	(1,516)	(743)

Unrealized loss on available-for-sale equity securities

(net of deferred tax asset of $43,430 for 2001 and

$33,036 for 2000)	(77,456)	(58,732)

Total stockholders’ equity	331,243	343,717

	$579,811	$616,411

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended

	March 31,	April 1,
	2001	2000

(In thousands, except per share data)

Revenues:

System sales	$80,465	$54,077

Support and maintenance	34,224	26,524

Other	6,307	6,506

Total revenues	120,996	87,107

Costs and expenses:

Cost of revenues	25,738	18,382

Sales and client service	50,155	37,324

Software development	24,005	19,531

General and administrative	9,673	6,935

Total costs and expenses	109,571	82,172

Operating earnings	11,425	4,935

Interest expense, net	(612)	(949)

Loss on sale of investment	(385)	—

Earnings before income taxes	10,428	3,986

Income taxes	(4,100)	(1,594)

Net earnings	$6,328	$2,392

Basic earnings per share	$.18	$.07

Basic weighted average shares outstanding	34,795	33,778

Diluted earnings per share	$.17	$.07

Diluted weighted average shares outstanding	36,765	34,697

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2001	April 1, 2000

(In thousands)

Cash flows from operating activities:

Net earnings	$6,328	$2,392

Adjustments to reconcile net earnings to

net cash provided by operating activities:

Depreciation and amortization	11,723	8,815

Realized loss (gain) on sale of stock	385	(11)

Issuance of stock as compensation	—	31

Non-employee stock option compensation expense	56	62

Equity in losses of affiliates	104	466

Provision for deferred income taxes	(249)	896

Loss on disposal of capital equipment	—	28

Changes in assets and liabilities:

Receivables, net	7,225	12,411

Inventory	133	171

Prepaid expenses and other	(1,878)	(2,586)

Accounts payable	(4,813)	986

Accrued income taxes	2,738	(2,836)

Deferred revenue	(8,538)	3,025

Other accrued liabilities	(1,433)	2,786

Total adjustments	5,453	24,244

Net cash provided by operating activities	11,781	26,636

Cash flows from investing activities:

Purchase of capital equipment	(4,502)	(2,272)

Purchase of land, buildings, and improvements	(410)	—

Investment in investee companies	(145)	(704)

Proceeds from sale of available for sale securities	1,572	511

Repayment of advances to investee companies	—	1,000

Repayment of notes receivable	39	—

Capitalized software development costs	(9,005)	(7,706)

Net cash used in investing activities	(12,451)	(9,171)

Cash flows from financing activities:

Repayment of long-term debt	(680)	—

Proceeds from exercise of options	639	807

Net cash provided by (used in) financing activities	(41)	807

Foreign currency translation adjustment	(773)	(277)

Net increase (decrease) in cash and cash equivalents	(1,484)	17,995

Cash and cash equivalents at beginning of period	90,893	75,677

Cash and cash equivalents at end of period	$89,409	$93,672

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Statement Presentation & Accounting Policies

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended March 31, 2001 and April 1, 2000, total Comprehensive Income (Loss), which includes foreign currency translation adjustments and unrealized gain and losses on available-for-sale equity security adjustments, amounted to ($13,169,000) and $39,498,000, respectively.

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133, as amended, had no impact on the Company in the first quarter of 2001, as the Company had no derivatives.

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

	Three months ended			Three months ended
	March 31, 2001			April 1, 2000

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share

Income available to
common stockholders	$6,328	34,795	$.18	2,392	33,778	$.07

Effect of dilutive securities

Stock options	—	1,970		—	919

Diluted earnings per share

Income available to

common

stockholders including

assumed conversions	$6,328	36,765	$.17	2,392	34,697	$.07

(3)	Business Acquisitions

On, April 7, 2001, the Company signed an agreement to purchase certain assets and certain liabilities of APACHE Medical Systems, Inc. (APACHE) for approximately $3.5 million. The transaction, which will be accounted for as a purchase, is expected to close in the third quarter pending APACHE shareholder approval.

(4)	Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of –completion method are recorded as deferred revenue. A summary of receivables is as follows:

(In thousands)	March 31,	December 30,
	2001	2000

Accounts receivable	$94,391	96,946

Contracts receivable	86,420	91,090

Total receivables	$180,811	188,036

(5)	Investments

At March 31, 2001, the Company owned 12,820,527 shares of common stock of WebMD, which have a cost basis of $192,308,000 and a carrying value of $71,321,000 as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At March 31, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share (“Performance Shares”). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of CareInsite. The contracted measurement date was February 15, 2001. The Company and WebMD are in discussions regarding the attainment of the Performance Shares. No amounts have been recognized in the consolidated financial statements for the Performance Shares pending completion of the discussions.

The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. The market value of WebMD common shares at March 31, 2001 was $5.56 per share. If the market price of the WebMD common shares does not recover to near the Company’s $15.00 per share carrying value in the second quarter, the Company will record a write-down, through a charge to earnings, to establish a new cost basis in the security reflecting the then current market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

The Company’s revenues increased to $120,996,000 for the three-month period ended March 31, 2001 from $87,107,000 for the three-month period ended April 1, 2000. Net earnings increased 165% to $6,328,000 in the 2001 period from $2,392,000 for the 2000 period.

System sales revenues increased 49% to $80,465,000 for the three-month period ended March 31, 2001 from $54,077,000 for the corresponding period in 2000. The increase in system sales is due to an increase in new contract bookings in the quarter ended March 31, 2001 compared to the prior year quarter.

At March 31, 2001, the Company had $469,522,000 in contract backlog and $196,009,000 in support and maintenance backlog, compared to $367,014,000 in contract backlog and $168,693,000 in support and maintenance backlog at April 1, 2000.

Support and maintenance revenues increased 29% to $34,224,000 during the first quarter of 2001 from $26,524,000 during the same period in 2000. This increase was due primarily to the increase in the Company’s installed and converted client base.

Other revenues decreased 3% to $6,307,000 in the first quarter of 2001 from $6,506,000 in the same period of 2000.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the first quarter of 2001 and 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 43% in the first quarter of 2001 and 2000, respectively. The increase in total sales and client service expenses to $50,155,000 in 2001 from $37,324,000 in 2000 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2001 and 2000 were $26,981,000 and $22,691,000, respectively. These amounts exclude amortization. Capitalized software costs were $9,005,000 and $7,706,000 for the first quarter of 2001 and 2000, respectively. The increase in aggregate expenditures for software development in 2001 is due to development of HNA Millennium ® products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 8% in the first quarter of both 2001 and 2000. Total general and administrative expenses for the first quarter of 2001 and 2000 were $9,673,000 and $6,935,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $612,000 in the first quarter of 2001 compared to $949,000 in the first quarter of 2000. This decrease is primarily due to an increase in invested cash.

The Company’s effective tax rates were 39% and 40% for the first quarter of 2001 and 2000, respectively.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $89,409,000 at March 31, 2001 and working capital of $190,868,000. The Company generated net cash from operations of $11,781,000 and $26,636,000 during the three-month periods ended March 31, 2001 and April 1, 2000, respectively. Cash flow from operations decreased in the first quarter of 2001, due to primarily to a decrease in deferred revenue and a decrease in accounts payable. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of March 31, 2001.

Cash used in investing activities consisted primarily of capitalized software development costs of $9,005,000 and $7,706,000 and purchases of capital equipment of $4,502,000 and $2,272,000, in the first quarter of 2001 and 2000, respectively.

Revenues provided under the Company’s support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 29% in the first quarter of 2001 over the first quarter of 2000, and the Company expects these revenues to continue to grow as the base of installed systems grows.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 2001.

The effects of inflation were minimal on the Company’s business during the period discussed herein.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future, are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words “could”, “should,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast” and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary - The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company’s products and services, the Company’s long sales cycle, the long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company’s HNA Millennium products, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients’ internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately six months to three years and involve significant efforts both by the Company and the client. In addition, implementation of the Company’s HNA Millennium products is a new and evolving process. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company’s and the client’s ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company’s products do not commence until the product is in use.

The Company’s revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock Price May Be Volatile - The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company’s control.

Furthermore, the stock market in general, and the market for software, healthcare and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

Market Risk of Investments - The Company accounts for its investments in equity securities which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

At March 31, 2001, the Company owned 12,820,527 shares of common stock of WebMD, which have a cost basis of $192,308,000 and a carrying value of $71,321,000 as these shares are accounted for as available-for-sale. The stock of WebMD held by the Company is registered but is subject to certain lock-up provisions. At March 31, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $13,685,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange, and sales of the underlying stock is subject to restrictions.

If the Company realizes certain performance metrics related to specified levels of physician usage, WebMD will issue to the Company 3,254,063 shares of common stock at a price of $0.01 per share (“Performance Shares”). The Performance Shares were adjusted at a rate of 1.3 shares of WebMD for each share of CareInsite. The contracted measurement date was February 15, 2001. The Company and WebMD are in discussions regarding the attainment of the Performance Shares. No amounts have been recognized in the consolidated financial statements for the Performance Shares pending completion of the discussions.

The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. The market value of WebMD common shares at March 31, 2001 was $5.56 per share. If the market price of the WebMD common shares does not recover to near the Company’s $15.00 per share carrying value in the second quarter, the Company will record a write-down, through a charge to earnings, to establish a new cost basis in the security reflecting the then current market value.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2001, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $89 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Changes in the Healthcare Industry - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the final rules under the Health Information Portability and Accountability Act of 1996 (HIPPA), will have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in or to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company’s products and services. As the healthcare industry consolidates, the Company’s client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.

Significant Competition - The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system, and the potential for enhancements and future compatible products.

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company’s principal existing competitors include Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company’s products. There are other competitors that offer a more limited number of competing products.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the Company’s success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced products that satisfy changing client requirements and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon - The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company recently initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Government Regulation - The United States Food and Drug Administration (the “FDA”) has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company’s products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including premarket notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

Following an inspection by the FDA in March of 1998, the Company received a Form FDA 483 (Notice of Inspectional Observations) alleging non-compliance with certain aspects of FDA’s Quality System Regulation with respect to the Company’s PathNet HNAC Blood Bank Transfusion and Donor products (the “Blood Bank Products”). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter including an audit by a third party of the Company’s Blood Bank Products and improvements to Cerner’s Quality System. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification was submitted to the FDA in January of 1999.

There can be no assurance, however, that the Company’s actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its products. FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing would have a material adverse effect on the Company’s business, results of operations or financial condition.

Product Related Liabilities - Many of the Company’s products provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

System Errors and Warranties - The Company’s systems, particularly the HNA Millennium versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover Defenses - The Company’s charter, bylaws, shareholders’ rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (i) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (ii) blank check preferred stock, (iii) supermajority voting provisions, (iv) inability of stockholders to act by written consent or call a special meeting, (v) limitations on the ability of stockholders to nominate directors or make proposals at stockholder meetings, and (vi) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company’s common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(b)	Reports on Form 8-K

No reports were filed by the Company during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION

Registrant

May 15, 2001	By:	/s/ Marc G. Naughton

Date	Marc G. Naughton
Chief Financial Officer