Form 10-Q
period 2001-06-30
CERNER CORP /MO/
filed 2001-08-14
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

Yes      X                    No

      There were 34,909,743 shares of Common Stock, $.01 par value, outstanding at June 30, 2001.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I.	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2001 (unaudited)
	and December 30, 2000	1

	Consolidated Statements of Operations for the
	three months and six months ended June 30, 2001
	and July 1, 2000 (unaudited)	2

	Consolidated Statements of Cash Flows
	for the six months ended June 30, 2001
	and July 1, 2000 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	(Not applicable)

Part II.	Other Information:

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	16

Part I. Financial Information
Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
(In thousands)	2001	2000

	(unaudited)
Assets

Current Assets:

Cash and cash equivalents	$98,159	$90,893

Receivables	192,618	188,036

Inventory	1,008	2,174

Prepaid expenses and other	13,100	7,393

Total current assets	304,885	288,496

Property and equipment, net	86,184	82,234

Software development costs, net	89,380	83,276

Intangible assets, net	20,096	22,227

Investments	122,168	130,626

Other assets	6,464	9,552

	$629,177	$616,411

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$27,887	$20,532

Current installments of long term debt	54	72

Deferred revenue	34,033	40,212

Income taxes	12,618	9,718

Accrued payroll and tax withholdings	30,942	27,338

Other accrued expenses	1,998	4,443

Total current liabilities	107,532	102,315

Long-term debt	104,588	102,299

Deferred income taxes	55,215	57,430

Deferred revenue	8,525	10,650

Stockholders’ Equity:

Common stock, $.01 par value, 150,000,000

shares authorized, 36,111,368 shares issued

at June 30, 2001 and 35,967,618 issued in 2000	361	360

Additional paid-in capital	195,174	192,715

Retained earnings	168,261	230,916

Treasury stock, at cost (1,201,625 shares)	(20,799)	(20,799)

Accumulated other comprehensive income:

Foreign currency translation adjustment	(1,121)	(743)

Unrealized gain (loss) on available-for-sale equity securities

(net of deferred tax liability of $6,492 for 2001 and

benefit of $33,036 for 2000)	11,441	(58,732)

Total stockholders’ equity	353,317	343,717

	$629,177	$616,411

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,

	2001	2000	2001	2000

(In thousands, except per share data)

Revenues:

System sales	$89,349	$58,833	$169,814	$112,910

Support and maintenance	34,588	28,266	68,812	54,790

Other	6,049	6,403	12,356	12,909

Total revenues	129,986	93,502	250,982	180,609

Costs and expenses:

Cost of revenues	29,847	19,479	55,585	37,861

Sales and client service	53,202	41,750	103,357	79,074

Software development	24,366	18,055	48,371	37,586

General and administrative	8,982	6,651	18,655	13,586

Write-down of intangible assets	—	6,687	—	6,687

Total costs and expenses	116,397	92,622	225,968	174,794

Operating earnings	13,589	880	25,014	5,815

Interest expense, net	(1,023)	(836)	(1,635)	(1,785)

(Loss) on sale of investment	—	—	(385)	—

Write-down of investment	(127,616)	—	(127,616)	—

Gain on software license settlement	7,580	—	7,580	—

Earnings (loss) before income taxes	(107,470)	44	(97,042)	4,030

Income taxes	38,487	(2,657)	34,387	(4,251)

Net loss	$(68,983)	$(2,613)	$(62,655)	$(221)

Basic loss per share	$(1.98)	$(0.08)	$(1.80)	$(0.01)

Basic weighted average shares outstanding	34,856	33,830	34,826	33,804

Diluted loss per share	$(1.98)	$(0.08)	$(1.80)	$(0.01)

Diluted weighted average shares outstanding	34,856	33,830	34,826	33,804

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	June 30, 2001	July 1, 2000

(In thousands)

Cash flows from operating activities:

Net loss	$(62,655)	$(221)

Adjustments to reconcile net loss to

net cash provided by operating activities:

Depreciation and amortization	23,580	17,774

Common stock received as consideration of sale of license software	(750)	—

Realized (gain) loss on sale of stock	385	(11)

Write down of investment	127,616	—

Gain on software license settlement	(7,580)	—

Write-down of intangible assets	—	6,687

Issuance of stock as compensation	—	31

Non-employee stock option compensation expense	56	117

Equity in losses in affiliates	1,093	206

Provision for deferred income taxes	(44,801)	(638)

Loss on disposal of capital equipment	—	33

Changes in assets and liabilities:

Receivables, net	(4,582)	14,823

Inventory	1,166	455

Prepaid expenses and other	(5,601)	(4,611)

Accounts payable	6,644	(3,297)

Accrued income taxes	5,958	1,129

Deferred revenue	(8,304)	8,581

Other accrued liabilities	1,160	2,727

Total adjustments	96,040	44,006

Net cash provided by operating activities	33,385	43,785

Cash flows from investing activities:

Purchase of capital equipment	(8,150)	(6,126)

Purchase of land, buildings, and improvements	(4,356)	—

Acquisition of business	—	(10,333)

Investment in affiliates	(1,292)	(2,254)

Advances to affiliates	—	1,000

Proceeds from sale of stock in investee company	1,572	511

Issuance of notes receivable	(100)	—

Repayment of notes receivable	89	—

Capitalized software development costs	(18,179)	(14,706)

Net cash used in investing activities	(30,416)	(31,908)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	2,953	—

Repayment of long-term debt	(682)	(280)

Proceeds from exercise of options	2,404	2,319

Net cash provided by financing activities	4,675	2,039

Foreign currency translation adjustment	(378)	(305)

Net increase in cash and cash equivalents	7,266	13,611

Cash and cash equivalents at beginning of period	90,893	75,677

Cash and cash equivalents at end of period	$98,159	$89,288

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Statement Presentation & Accounting Policies

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results of the six-month and three-month periods are not necessarily indicative of the operating results for the entire year.

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement establishes requirements for reporting and display of comprehensive income and its components. For the six months ended June 30, 2001 and July 1, 2000, total Comprehensive Income (Loss), which includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $7,140,000 and ($9,427,000), respectively.

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133, as amended, had no impact on the Company in the first or second quarter of 2001, as the Company had no derivatives.

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

	Three months ended			Three months ended
	June 30, 2001			July 1, 2000

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share

Income available to

common stockholders	$(68,983)	34,856	$(1.98)	$(2,613)	33,830	$(.08)

Effect of dilutive securities

Stock options	—	—		—	—

Diluted earnings per share

Income available to

Common

stockholders including

assumed conversions	$(68,983)	34,856	$(1.98)	$(2,613)	33,830	$(.08)

Options to purchase 720,000 and 2,184,000 shares of common stock at per share prices ranging from $42.01 to $84.07 and $25.00 to $33.38 were outstanding at the three-months ended June 30, 2001 and July 1, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Additionally, options to purchase 1,683,000 and 670,000 shares of common stock at per share prices ranging from $5.09 to $41.00 and $1.34 to $24.50 were outstanding at the three-months ended June 30, 2001 and July 1, 2000, but were not included in the computation of diluted earnings per share because there was a net loss for the period.

	Six months ended			Six months ended
	June 30, 2001			July 1, 2000

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share

Income available to

common stockholders	$(62,655)	34,826	$(1.80)	$(221)	33,804	$(.01)

Effect of dilutive securities

Stock options	—	—		—	—

Diluted earnings per share

Income available to

Common

stockholders including

assumed conversions	$(62,655)	34,826	$(1.80)	$(221)	33,804	$(.01)

Options to purchase 587,000 and 1,907,000 shares of common stock at per share prices ranging from $45.19 to $84.07 and $25.88 to $33.38 were outstanding at the six-months ended June 30, 2001 and July 1, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Additionally, options to purchase 1,831,000 and 844,000 shares of common stock at per share prices ranging from $1.34 to $43.62 and $1.34 to $25.50 were outstanding at the six-months ended June 30, 2001 and July 1, 2000, but were not included in the computation of diluted earnings per share because there was a net loss for the period.

(3)	Business Acquisitions

On, July 3, 2001, the Company purchased certain assets and certain liabilities of APACHE Medical Systems, Inc. (APACHE) for approximately $3.5 million. The transaction will be accounted for using the purchase method of accounting. The Company has not completed an allocation of the purchase price, but does not believe the impact of this transaction will be material to the operations of the Company.

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company determined that it would shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company’s strategy to use CareInsite (now WebMD Corporation) to process transactions. As a result of this decision, the Company’s recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

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

The acquisitions were accounted for using the purchase method of accounting with the operating results of HNV and MC&A included in the Company’s consolidated statement of earnings since the date of acquisition.

(4)	Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. A summary of receivables is as follows:

(In thousands)	June 30,	December 30,
	2001	2000

Accounts receivable	$107,361	96,946

Contracts receivable	85,257	91,090

Total receivables	$192,618	188,036

(5)	Investments

At June 30, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $103,744,000 as these shares are accounted for as available-for-sale. 7,297,061 shares of WebMD held by the Company are registered but are subject to certain lock-up provisions. 2,000,000 shares of WebMD held by the Company are not registered. At June 30, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, Inc., which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

The Company’s revenues increased to $129,986,000 for the three-month period ended June 30, 2001 from $93,502,000 for the three-month period ended July 1, 2000. Net earnings, before non-recurring items, increased 87% to $7,600,000 in the 2001 period from $4,074,000 for the 2000 period. The increase in net earnings, before non-recurring items, is due primarily to an increase in new contract bookings in the three-month period ended June 30, 2001 compared to the three-month period ended July 1, 2000. After non-recurring items, the Company incurred a loss of $68,983,000 and $2,613,000 for the three month periods ended June 30, 2001 and July 1, 2000, respectively. The increase in net loss is due primarily to the other-than-temporary write-down of the WebMD shares of $127,616,000 in 2001 offset by the gain on the software license settlement with WebMD of $7,580,000 in 2001 and the $6,687,000 write-down of intangibles related to HNV in 2000.

System sales revenues increased 52% to $89,349,000 for the three-month period ended June 30, 2001 from $58,833,000 for the corresponding period in 2000. The increase in system sales is due to an increase in new contract bookings in the quarter ended June 30, 2001 compared to the prior year quarter and an increase in hardware revenues to $16,387,000 from $8,584,000 in the three months ended June 30, 2001 and July 1, 2000, respectively.

At June 30, 2001, the Company had $506,171,000 in contract backlog and $204,433,000 in support and maintenance backlog, compared to $393,480,000 in contract backlog and $171,749,000 in support and maintenance backlog at July 1, 2000.

Support and maintenance revenues increased 22% to $34,588,000 during the second quarter of 2001 from $28,266,000 during the same period in 2000. This increase was due primarily to the increase in the Company’s installed and converted client base.

Other revenues decreased 6% to $6,049,000 in the second quarter of 2001 from $6,403,000 in the same period of 2000. This decrease is due primarily to equity in losses of affiliates.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 23% of total revenues in the second quarter of 2001 and 21% in the same period of 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The increase in the cost of revenues for the second quarter of 2001 is due primarily to the increase in the sale of hardware compared to the prior year quarter.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 45% in the second quarter of 2001 and 2000, respectively. The increase in total sales and client service expenses to $53,202,000 in 2001 from $41,750,000 in 2000 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2001 and 2000 were $27,493,000 and $20,432,000, respectively. These amounts exclude amortization. Capitalized software costs were $9,173,000 and $7,000,000 for the second quarter of 2001 and 2000, respectively.

The increase in aggregate expenditures for software development in 2001 is due to development of HNA Millennium® products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the second quarter of both 2001 and 2000. Total general and administrative expenses for the second quarter of 2001 and 2000 were $8,982,000 and $6,651,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company determined that it would shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company’s strategy to use CareInsite (now WebMD Corporation) to process transactions. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

Net interest expense was $1,023,000 in the second quarter of 2001 compared to $836,000 in the second quarter of 2000.

At June 30, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $103,744,000 as these shares are accounted for as available-for-sale. 7,297,061 shares of WebMD held by the Company is registered but is subject to certain lock-up provisions. 2,000,000 shares of the shares of WebMD held by the Company are not registered. At June 30, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, Inc., which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

After adjusting for non-recurring items, the Company’s effective tax rates were 39.5% and 39.4% for the second quarter of 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

The Company’s revenues increased to $250,982,000 for the six-month period ended June 30, 2001 from $180,609,000 for the six-month period ended July 1, 2000. Net earnings, before non-recurring items, increased 115% to $13,928,000 in the 2001 period from $6,466,000 for the 2000 period. The increase in net earnings, before non-recurring items, is due to an increase in new contract bookings in the six-month period ended June 30, 2001 compared to the six-month period ended July 1, 2000. After the non-recurring items, net loss was $62,655,000 and $221,000 for the first six months of 2001 and 2000, respectively. The increase in net loss is due primarily to the other-than-temporary write-down of WebMD shares of the $127,616,000 in 2001 offset by the gain on the software license settlement with WebMD of $7,580,000 in 2001 and $6,687,000 write-down of intangibles related to HNV in 2000.

System sales revenues increased 50% to $169,814,000 for the six-month period ended June 30, 2001 from $112,910,000 for the corresponding period in 2000. The increase in system sales is due to an increase in new contract bookings in the six months ended June 30, 2001 compared to the prior year period and an increase in hardware revenues to $30,433,000 from $15,060,000 in the six months ended June 30, 2001 and July 1, 2000, respectively.

At June 30, 2001, the Company had $506,171,000 in contract backlog and $204,433,000 in support and maintenance backlog, compared to $393,480,000 in contract backlog and $171,749,000 in support and maintenance backlog at July 1, 2000.

Support and maintenance revenues increased 26% to $68,812,000 during the first six months of 2001 from $54,790,000 during the same period in 2000. This increase was due primarily to the increase in the Company’s installed and converted client base.

Other revenues decreased 4% to $12,356,000 in the first six months of 2001 from $12,909,000 in the same period of 2000. This decrease is due primarily to the equity in losses of affiliates.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the first six months of 2001 and 21% in the same period of 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The increase in the cost of revenues for the first six months of 2001 is due primarily to the increase in the sale of hardware compared to the first six months of 2000.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 44% in the first six months of 2001 and 2000, respectively. The increase in total sales and client service expenses to $103,357,000 in 2001 from $79,074,000 in 2000 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first six months of 2001 and 2000 were $54,474,000 and $43,123,000, respectively. These amounts exclude amortization. Capitalized software costs were $18,179,000 and $14,706,000 for the first six months of 2001 and 2000, respectively. The increase in aggregate expenditures for software development in 2001 is due to development of HNA Millennium ® products and development of community care products.

General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first six months of 2001 and 8% in the same period of 2000. Total general and administrative expenses for the first six months of 2001 and 2000 were $18,655,000 and $13,586,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

On April 2, 2000 the Company purchased the remaining 50% of the outstanding common stock of Health Network Ventures, Inc. (HNV) for $8.3 million. HNV develops software solutions that enable transaction processing between providers, and other health-related entities. Subsequent to the acquisition, the Company determined that it would shut down the portion of the business focused on individual physician practice connectivity and transaction processing given that it is the Company’s strategy to use CareInsite (now WebMD Corporation) to process transactions. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 or $.20 per share on a diluted basis related to a write-down of intangible assets.

Net interest expense was $1,635,000 in the first six months of 2001 compared to $1,785,000 in the first six months of 2000.

At June 30, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $103,744,000 as these shares are accounted for as available-for-sale. 7,297,061 shares of WebMD held by the Company is registered but is subject to certain lock-up provisions. 2,000,000 shares of the shares of WebMD held by the Company are not registered. At June 30, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, Inc., which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

After adjusting for non-recurring items, the Company’s effective tax rates were 39.5% and 39.6% for the first six months of 2001 and 2000, respectively.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $98,159,000 at June 30, 2001 and working capital of $197,353,000. The Company generated net cash from operations of $33,385,000 and $43,785,000 during the six-month periods ended June 30, 2001 and July 1, 2000, respectively. Cash flow from operations decreased for the first six months of 2001, due to primarily to a decrease in deferred revenue. The Company has $18,000,000 of long-term, revolving credit from banks, all of which was available as of June 30, 2001.

Cash used in investing activities consisted primarily of capitalized software development costs of $18,179,000 and $14,706,000 and capital expenditures of $12,506,000 and $6,126,000, in the first six months of 2001 and 2000, respectively. In the first six months of 2000, the Company also spent $10,333,000 on business acquisitions.

Revenues provided under the Company’s support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22% in the second quarter of 2001 over the second quarter of 2000, and the Company expects these revenues to continue to grow as the base of installed systems grows.

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

Recent Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Intangible Assets”. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; Intangible assets acquired in a business combinations must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, retired or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment initially, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the impact that the provisions of these statements will have on the Company’s financial statements and results of operations.

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

At June 30, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $103,744,000 as these shares are accounted for as available-for-sale. 7,297,061 shares of WebMD held by the Company is registered but is subject to certain lock-up provisions. 2,000,000 shares of the shares of WebMD held by the Company are not registered. At June 30, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, Inc., which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

At June 30, 2001, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $98 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Changes in the Healthcare Industry - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the final rules under the Health Information Portability and Accountability Act of 1996 (HIPAA), will have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in or to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

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

Part II.   Other Information

Item 4 Submission of Matters to a Vote of Security Holders.

At the Company’s annual shareholders meeting held on May 25, 2001, Gerald E. Bisbee, Jr., Ph.D.and Michael E. Herman were re-elected as Class III directors, and Nancy-Ann DeParle was elected as a Class III Director, for a three-year term expiring at the 2004 annual meeting of shareholders. Neal L. Patterson, Clifford W. Illig, Jeff C. Goldsmith, Ph.D. , John C. Danforth and William E. Neaves, Ph.D. continued as directors after the meeting.

			Abstention and Broker
	For	Withheld	Non-Votes

Gerald E. Bisbee, Jr., Ph.D.	32,399,453	—	185,695

Michael E. Herman	34,401,248	—	183,900

Nancy-Ann DeParle	32,277,345	—	307,803

The shareholders also approved the following:

			Abstention and
	For	Against	Broker Non-Votes

Cerner Corporation Long-Term Incentive Plan F	18,751,535	9,044,103	165,054

Cerner Corporation 2001 Associate Stock Purchase Plan	24,662,328	3,214,958	83,406

Cerner Corporation Performance Plan	29,035,573	3,441,470	108,105

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

(b)	Reports on Form 8-K

No reports were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

August 14, 2001	By:/s/ Marc G. Naughton
Date	Marc G. Naughton
Chief Financial Officer