Form 10-Q
period 2001-09-29
CERNER CORP /MO/
filed 2001-11-13
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission File Number 0-15386

CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1196944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  X   No _____

There were 34,963,397 shares of Common Stock, $.01 par value, outstanding at September 29, 2001.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 29, 2001 (unaudited) and December 30, 2000	1

	Consolidated Statements of Operations for the three months and nine months ended September 29, 2001 and September 30, 2000 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended September 29, 2001 and September 30, 2000 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Not applicable)

Part II	Other Information:

Item 6.	Exhibits and Reports on Form 8-K	17

2

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2001	2000

	(unaudited)
	(In thousands)
Assets

Current Assets:

Cash and cash equivalents	$95,969	$90,893

Receivables	202,686	188,036

Inventory	3,557	2,174

Prepaid expenses and other	13,246	7,393

Total current assets	315,458	288,496

Property and equipment, net	91,532	82,234

Software development costs, net	93,020	83,276

Intangible assets, net	23,993	22,227

Investments	81,236	130,626

Other assets	6,202	9,552

	$611,441	$616,411

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$24,789	$20,532

Current installments of long term debt	12,098	72

Deferred revenue	39,444	40,212

Income taxes	18,696	9,718

Accrued payroll and tax withholdings	32,547	27,338

Other accrued expenses	6,074	4,443

Total current liabilities	133,648	102,315

Long-term debt	92,405	102,299

Deferred income taxes	40,596	57,430

Deferred revenue	7,462	10,650

Stockholders’ Equity:

Common stock, $.01 par value, 150,000,000 shares authorized, 36,165,022 shares issued at September 29, 2001 and 35,967,618 issued in 2000	362	360

Additional paid-in capital	196,220	192,715

Retained earnings	177,504	230,916

Treasury stock, at cost (1,201,625 shares)	(20,799)	(20,799)

Accumulated other comprehensive income:

Foreign currency translation adjustment	(1,409)	(743)

Unrealized loss on available-for-sale equity securities (net of deferred tax benefit of $8,128 for 2001 and $33,036 for 2000)	(14,548)	(58,732)

Total stockholders’ equity	337,330	343,717

	$611,441	$616,411

See notes to condensed consolidated financial statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands, except per share data)

Revenues:

System sales	$97,005	$68,700	$266,819	$181,610

Support and maintenance	35,053	28,834	103,864	83,624

Other	7,779	6,791	20,135	19,700

Total revenues	139,837	104,325	390,819	284,934

Costs and expenses:

Cost of revenues	28,354	23,903	83,938	61,764

Sales and client service	59,173	42,975	162,530	122,049

Software development	25,532	19,064	73,902	56,650

General and administrative	9,990	7,312	28,645	20,898

Write-off of in-process research and development	—	3,200	—	3,200

Write-down of intangible assets	—	—	—	6,687

Total costs and expenses	123,049	96,454	349,016	271,248

Operating earnings	16,788	7,871	41,803	13,686

Interest expense, net	(1,329)	(937)	(2,964)	(2,722)

Loss on sale of investment	—	—	(385)	—

Write-down of investment	—	—	(127,616)	—

Gain on software license settlement	—	—	7,580	—

Realized gain on exchange of stock	—	188,654	—	188,654

Earnings (loss) before income taxes	15,459	195,588	(81,582)	199,618

Income taxes	(6,217)	(72,252)	28,170	(76,503)

Net income (loss)	$9,242	$123,336	$(53,412)	$123,115

Basic income (loss) per share	$.26	$3.61	$(1.53)	$3.63

Basic weighted average shares outstanding	34,936	34,188	34,863	33,932

Diluted income (loss) per share	$.25	$3.45	$(1.53)	$3.52

Diluted weighted average shares outstanding	36,798	35,757	34,863	35,025

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 29, 2001	September 30, 2000

	(In thousands)

Cash flows from operating activities:

Net earnings (loss)	$(53,412)	$123,115

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation and amortization	36,507	27,517

Common stock received as consideration of sale of license software	(750)	(6,773)

Realized (gain) loss on sale of stock	385	(11)

Unrealized gain on exchange of stock	—	(188,654)

Write down of investment	127,616	—

Write-off of acquired in-process technology	—	3,200

Gain on software license settlement	(7,580)	—

Write-down of intangible assets	—	6,687

Issuance of stock as compensation	—	31

Non-employee stock option compensation expense	142	173

Equity in losses in affiliates	1,504	641

Provision for deferred income taxes	(44,832)	70,525

Tax benefit from disqualifying dispositions of stock options	—	712

Loss on disposal of capital equipment	—	33

Changes in assets and liabilities:

Receivables, net	(14,739)	4,789

Inventory	(1,383)	498

Prepaid expenses and other	(5,700)	(5,027)

Accounts payable	(1,590)	21

Accrued income taxes	12,067	4,458

Deferred revenue	(4,771)	5,448

Other accrued liabilities	6,472	5,039

Total adjustments	103,348	(70,693)

Net cash provided by operating activities	49,936	52,422

Cash flows from investing activities:

Purchase of capital equipment	(14,328)	(10,598)

Purchase of land, buildings, and improvements	(4,356)	—

Acquisition of business	(3,350)	(12,950)

Investment in affiliates	(1,379)	(7,764)

Advances to affiliates	—	1,000

Proceeds from sale of stock in investee company	1,572	511

Issuance of notes receivable	(186)	(35)

Repayment of notes receivable	312	221

Capitalized software development costs	(27,851)	(22,251)

Net cash used in investing activities	(49,566)	(51,866)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	2,999	—

Repayment of long-term debt	(992)	(919)

Proceeds from exercise of options	3,366	3,748

Net cash provided by financing activities	5,373	2,829

Foreign currency translation adjustment	(667)	(863)

Net increase in cash and cash equivalents	5,076	2,522

Cash and cash equivalents at beginning of period	90,893	75,677

Cash and cash equivalents at end of period	$95,969	$78,199

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results of the nine-month and three-month periods are not necessarily indicative of the operating results for the entire year.

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended September 29, 2001 and September 30, 2000, total Comprehensive Income (Loss), which includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $(17,035,000) and $27,527,000, respectively. For the nine months ended September 29, 2001 and September 30, 2000, total Comprehensive Income (Loss), amounted to $(9,894,000) and $18,146,000, respectively.

     On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133, as amended, had no impact on the Company in the first three quarters of 2001, as the Company had no derivatives.

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

	Three months ended			Three months ended
	September 29, 2001			September 30, 2000

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)

Basic earnings per share Income available to common stockholders	$9,242	34,936	$.26	$123,336	34,188	$3.61

Effect of dilutive securities Stock options	—	1,862		—	1,569

Diluted earnings per share	—	—	—	—	—	—
Income available to common stockholders including assumed conversions	$9,242	36,798	$.25	$123,336	35,757	$3.45

     Options to purchase 241,000 and 189,000 shares of common stock at per share prices ranging from $48.49 to $84.07 and $36.31 to $84.07 were outstanding at the three-months ended September 29, 2001 and September 30, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Nine months ended			Nine months ended
	September 29, 2001			September 30, 2000

	Earnings (loss)	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)

Basic earnings(loss) per share Income available to common stockholders	$(53,412)	34,863	$(1.53)	$123,115	33,932	$3.63

Effect of dilutive securities Stock options	—	—		—	1,093

Diluted earnings (loss) per share	—	—	—	—	—	—
Income available to common stockholders including assumed conversions	$(53,412)	34,863	$(1.53)	$123,115	35,025	$3.52

     Options to purchase 352,000 and 715,000 shares of common stock at per share prices ranging from $46.69 to $84.07 and $29.63 to $84.07 were outstanding at the nine-months ended September 29, 2001 and September 30, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period. Additionally, options to purchase 1,796,000 shares of common stock at per share prices ranging from $1.34 to $84.07 were outstanding at the nine-months ended September 29, 2001, but were not included in the computation of diluted earnings per share because there was a net loss for the period.

(3) Business Acquisitions

     On, July 3, 2001, the Company purchased certain assets and certain liabilities of APACHE Medical Systems, Inc. (APACHE) for approximately $3.5 million. APACHE is a recognized leader in clinical decision support/outcomes management systems and consulting services for the care of high-risk patients. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $4,766,000. There will be no amortization of goodwill.

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

     On August 22, 2000, the Company purchased CITATION Computer Systems, Inc., a market leader in laboratory systems for small to mid-sized hospitals. The purchase price was financed with approximately $2 million in cash and $14 million in stock. $3.2 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a one-time charge to earning in the third quarter of 2000. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $8,310,000. The goodwill is being amortized straight-line over seven years.

     The amount allocated to purchase in-process research and development was determined through established valuation techniques in the high-technology computer industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from Citation to technological feasibility, individually or in the aggregate, are not expected to have a material impact on the Company’s future results of operations or cash flows. The acquired in-process research and development is related to CITATION’s enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory’s general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was approximately 85% complete at the end of the third quarter of 2001. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM is complete.

     The acquisitions were accounted for using the purchase method of accounting with the operating results of APACHE, HNV, MC&A and CITATION included in the Company’s consolidated statement of earnings since the date of acquisition.

     On September 6, 2001, the Company entered into an agreement to acquire Dynamic Healthcare Technologies, Inc. (DHT), for approximately $2.2 million cash plus approximately 363,000 shares of stock. The transaction is expected to close in the fourth quarter this year, pending DHT shareholder and customary regulatory approvals.

(4) Receivables

     Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. A summary of receivables is as follows:

	September 29,	December 30,
	2001	2000

	(In thousands)
Accounts receivable	$123,029	96,946

Contracts receivable	79,657	91,090

Total receivables	$202,686	188,036

     The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At September 29, 2001 and December 30, 2000 the allowance for estimated uncollectible accounts was $5,996,000 and $5,999,000, respectively.

(5) Investments

     At September 29, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $63,135,000 as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At September 29, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

     On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, Inc., which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax, in gain on software license settlement in the accompanying consolidated statement of operations. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

     The Company’s revenues increased to $139,837,000 for the three-month period ended September 29, 2001 from $104,325,000 for the three-month period ended September 30, 2000. Net earnings, before non-recurring items, increased 50% to $9,242,000 in the 2001 period from $6,174,000 for the 2000 period. The increase in net earnings, before non-recurring items, is due primarily to an increase in new contract bookings in the three-month period ended September 29, 2001 compared to the three-month period ended September 30, 2000. After non-recurring items, the Company had net earnings of $9,242,000 and $123,336,000 for the three month periods ended September 29, 2001 and September 30, 2000, respectively.

     System sales revenues increased 41% to $97,005,000 for the three-month period ended September 29, 2001 from $68,700,000 for the corresponding period in 2000. The increase in system sales is due to an increase in new contract bookings in the quarter ended September 29, 2001 compared to the prior year quarter. Hardware revenues were $16,889,000 for the quarter ended September 29, 2001 compared to $15,091,000 for the quarter ended September 30, 2000.

     Support and maintenance revenues increased 22% to $35,053,000 during the third quarter of 2001 from $28,834,000 during the same period in 2000. This increase was due primarily to the increase in the Company’s installed and converted client base.

     At September 29, 2001, the Company had $532,568,000 in contract backlog and $216,554,000 in support and maintenance backlog, compared to $413,001,000 in contract backlog and $179,078,000 in support and maintenance backlog at September 30, 2000.

     Other revenues, consisting primarily of subscriptions and services to clients, increased 15% to $7,779,000 in the third quarter of 2001 from $6,791,000 in the same period of 2000.

     The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 20% of total revenues in the third quarter of 2001 and 23% in the same period of 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 42% and 41% in the third quarter of 2001 and 2000, respectively. The increase in total sales and client service expenses to $59,173,000 in 2001 from $42,975,000 in 2000 was attributable to the cost of a larger field sales and services organization and marketing of new products.

     Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2001 and 2000 were $29,172,000 and $22,001,000, respectively. These amounts exclude amortization. Capitalized software costs were $9,672,000 and $7,545,000 for the third quarter of 2001 and 2000, respectively. The increase in aggregate expenditures for software development in 2001 is due to development of HNA Millennium ® products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the third quarter of both 2001 and 2000. Total general and administrative expenses for the third quarter of 2001 and 2000 were $9,990,000 and $7,312,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

     On August 22, 2000, the Company purchased CITATION Computer Systems, Inc., a market leader in laboratory systems for small to mid-sized hospitals. The purchase price was financed with approximately $2 million in cash and $14 million in stock. $3.2 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a one-time charge to earning in the third quarter of 2000. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $8,310,000. The goodwill is being amortized straight-line over seven years.

     The amount allocated to purchase in-process research and development was determined through established valuation techniques in the high-technology computer industry and was expensed upon acquisition because technological feasibility had not been established an not future alternative uses existed. Research and development costs to bring the products from Citation to technological feasibility, individually or in the aggregate, are not expected to have a material impact on the Company’s future results of operations or cash flows. The acquired in-process research and development is related to CITATION’s enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory’s general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was approximately 85% complete at the end of the third quarter of 2001. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM is complete.

     Net interest expense was $1,329,000 in the third quarter of 2001 compared to $937,000 in the third quarter of 2000.

     On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation (“Merger Agreement”). As part of the Merger Agreement, the Company received 1.3 shares of Healtheon/WebMD Corporation (WebMD) in exchange for each common share of CareInsite held by the Company. The warrants were also converted at the same exchange ratio. The merger of CareInsite and WebMD (“Merger”) closed on September 12, 2000. Accordingly, the Company recorded a non-recurring investment gain of $120,362,000, net of $68,292,000 in tax in the third quarter of 2000.

     After adjusting for non-recurring items, the Company’s effective tax rates were 40.2% and 39.1% for the third quarter of 2001 and 2000, respectively.

Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

     The Company’s revenues increased to $390,819,000 for the nine-month period ended September 29, 2001 from $284,934,000 for the nine-month period ended September 30, 2000. Net earnings, before non-recurring items, increased 83% to $23,171,000 in the 2001 period from $12,640,000 for the 2000 period. The increase in net earnings, before non-recurring items, is due to an increase in new contract bookings in the nine-month period ended September 29, 2001 compared to the nine-month period ended September 30, 2000. After the non-recurring items, net loss was $53,412,000 for the first nine months of 2001 and net earnings were $123,115,000 for the first nine months of 2000. The increase in net loss is due primarily to the other-than-temporary write-down of WebMD shares of the $127,616,000 in 2001 and the realized gain on the exchange of CareInsite stock for WebMD stock of $188,654,000 in 2000, offset by the gain on the software license settlement with WebMD of $7,580,000 in 2001 and $6,687,000 write-down of intangibles related to HNV in 2000.

     System sales revenues increased 47% to $266,819,000 for the nine-month period ended September 29, 2001 from $181,610,000 for the corresponding period in 2000. The increase in system sales is due to an increase in new contract bookings in the nine months ended September 29, 2001 compared to the prior year period and an increase in hardware revenues to $47,322,000 from $30,152,000 in the nine months ended September 29, 2001 and September 30, 2000, respectively.

     Support and maintenance revenues increased 24% to $103,865,000 during the first nine months of 2001 from $83,624,000 during the same period in 2000. This increase was due primarily to the increase in the Company’s installed and converted client base.

     At September 29, 2001, the Company had $532,568,000 in contract backlog and $216,554,000 in support and maintenance backlog, compared to $413,001,000 in contract backlog and $179,078,000 in support and maintenance backlog at September 30, 2000.

     Other revenues, consisting primarily of subscriptions and services to clients, increased 2% to $20,135,000 in the first nine months of 2001 from $19,700,000 in the same period of 2000.

     The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the first nine months of 2001 and 22% in the same period of 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The increase in the cost of revenues for the first nine months of 2001 is due primarily to the increase in the sale of hardware compared to the first nine months of 2000.

     Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 42% and 43% in the first nine months of 2001 and 2000, respectively. The increase in total sales and client service expenses to $162,530,000 in 2001 from $122,049,000 in 2000 was attributable to the cost of a larger field sales and consulting organization and marketing of new products.

     Software development expenses include salaries, documentation and other direct expenses incurred in product development, and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 2001 and 2000 were $83,647,000 and $65,124,000, respectively. These amounts exclude amortization. Capitalized software costs were $27,851,000 and $22,251,000 for the first nine months of 2001 and 2000, respectively. The increase in aggregate expenditures for software development in 2001 is due to development of HNA Millennium ® products and development of community care products.

     General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first nine months of 2001 and 2000. Total general and administrative expenses for the first nine months of 2001 and 2000 were $28,645,000 and $20,898,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

     On August 22, 2000, the Company purchased CITATION Computer Systems, Inc., a market leader in laboratory systems for small to mid-sized hospitals. The purchase price was financed with approximately $2 million in cash and $14 million in stock. $3.2 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a one-time charge to earning in the third quarter of 2000. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $8,310,000. The goodwill is being amortized straight-line over seven years.

     The amount allocated to purchase in-process research and development was determined through established valuation techniques in the high-technology computer industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from Citation to technological feasibility, individually or in the aggregate, are not expected to have a material impact on the Company’s future results of operations or cash flows. The acquired in-process research and development is related to CITATION’s enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory’s general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was approximately 85% complete at the end of the third quarter of 2001. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows are expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM is complete.

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

     Net interest expense was $2,964,000 in the first nine months of 2001 compared to $2,722,000 in the first nine months of 2000.

     At September 29, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $63,135,000 as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At September 29, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

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

     On February 13, 2000 CareInsite entered into an agreement to merge with Healtheon/WebMD Corporation (“Merger Agreement”). As part of the Merger Agreement, the Company received 1.3 shares of Healtheon/WebMD Corporation (WebMD) in exchange for each common share of CareInsite held by the Company. The warrants were also converted at the same exchange ratio. The merger of CareInsite and WebMD (“Merger”) closed on September 12, 2000. Accordingly, the Company recorded a non-recurring investment gain of $120,362,000, net of $68,292,000 in tax in the third quarter of 2000.

     After adjusting for non-recurring items, the Company’s effective tax rates were 39.7% and 39.4% for the first nine months of 2001 and 2000, respectively.

Capital Resources and Liquidity

     The Company’s liquidity position remains strong with total cash and cash equivalents of $95,969,000 at September 29, 2001 and working capital of $181,810,000. The Company generated net cash from operations of $49,936,000 and $52,422,000 during the nine-month periods ended September 29, 2001 and September 30, 2000, respectively. Cash flow from operations decreased for the first nine months of 2001, due to primarily to an increase in receivables. The Company has $30,000,000 of long-term, revolving credit from banks, all of which was available as of September 29, 2001.

     Cash used in investing activities consisted primarily of capitalized software development costs of $27,851,000 and $22,251,000 and capital expenditures of $18,684,000 and $10,598,000, in the first nine months of 2001 and 2000, respectively. The Company also spent $3,350,000 and $12,950,000 on business acquisitions in the first nine months of 2001 and 2000, respectively.

     Revenues provided under the Company’s support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22% in the third quarter of 2001 over the third quarter of 2000, and the Company expects these revenues to continue to grow as the base of installed systems grows.

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

Recent Accounting Pronouncements

     On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Intangible Assets”. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; Intangible assets acquired in a business combinations must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, retired or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill from previous acquisitions will no longer be subject to amortization. Management is currently reviewing the impact that the provisions of these statements will have on the Company’s financial statements and results of operations.

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

     At September 29, 2001, the Company owned 14,820,527 shares of common stock of WebMD, which have a cost basis of $85,811,000 and a carrying value of $63,135,000 as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At September 29, 2001 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange.

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

     At September 29, 2001, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $96 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1 Indemnification Agreement between William B. Neaves and, Registrant

10.2 Indemnification Agreement between Nancy-Ann DeParle and, Registrant

(b)	Reports on Form 8-K

Report on Form 8-K was filed on September 12, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

November 13, 2001 Date	By:	\s\ Marc G. Naughton Marc G. Naughton Chief Financial Officer