Form 10-K
period 2001-12-29
CERNER CORP /MO/
filed 2002-03-29
CIK 804753

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 29, 2001

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

                                 Yes X    No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       At March 15, 2002, there were 35,390,736 shares of Common Stock outstanding, of which 7,611,087 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the closing sale price of such stock on March 15, 2002, was $1,216,470,846.

       Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

Cerner's integrated suite of solutions enable healthcare providers to improve operating effectiveness, reduce costs, reduce medical errors, reduce variances and improve the quality of care as measured by clinical outcomes. Cerner(R) solutions are designed to provide the appropriate health information and knowledge to care givers, clinicians and consumers and the appropriate management information to healthcare administration on a real-time basis. Cerner solutions allow secure access to data by clinical, administrative and financial users in organized settings of care and by consumers from their home. These solutions can be implemented as a part of an enterprise-wide solution or individually, using the client's existing investment in information technology. Cerner solutions are available as integrated applications managed by its clients or as a service option under the application outsourcing (hosting) model. Hosted solutions are applications that are provided to clients from Cerner's solutions center in Lee's Summit, Missouri.

Cerner solutions are designed and developed using the Cerner Millennium(TM) Architecture, a single information architecture. Millennium(TM) is a unified technology infrastructure for combining clinical and management information applications. Millennium allows each participating healthcare organization to access an individual's clinical record at the point of care, to organize it for the specific needs of the physician, nurse, laboratory technician or other care provider on a real-time basis, and to use the information in management decisions to improve the efficiency and productivity of the entire enterprise.

HEALTHCARE INDUSTRY
-------------------

The healthcare delivery industry in the United States remains highly fragmented, very complex and remarkably inefficient. While science and medical technology continue to make significant breakthrough progress in dealing with human disease and injury, the management and clinical processes of these complex delivery organizations have made little progress in the past twenty years. Even today, the major clinical workflow depends on manual, paper-based medical record systems augmented by spotty automation. This has resulted in an industry which is economically inefficient and produces significant variances in medical outcomes.

In November 1999, the Institute of Medicine (IOM) released a report called "To Err is Human" indicating that medical error is one of the top ten causes of death in the United States, with up to 98,000 lives lost each year. In March 2001, the IOM released a report titled "Crossing the Quality Chasm: A New Health System for the 21st Century" indicating the use of information technology is critical to improving the quality and safety of healthcare. The Leapfrog Group, a subgroup of large employers from the Business Roundtable, is also becoming a forceful proponent for systemic change to healthcare organizations. Leapfrog recommends that employers select health plans with hospitals that, among other recommendations, use a computerized physician-order-entry system as a primary method of eliminating medical errors in hospitals.

Another threat to the healthcare system is the growing shortage of hospital personnel. According to a 2001 American Hospital Association Workforce Study, there are approximately 126,000 unfilled nursing positions. Many hospitals are beginning to turn to information technology to help reduce the impact of the nursing shortage. The use of information technology can significantly reduce the amount of paperwork a nurse performs, resulting in greater efficiency, improved quality of care, and increased job satisfaction.

While addressing staffing issues, healthcare providers must prepare for the very large increase in demand for healthcare services that will be caused by the aging of the baby boomers. By 2010, the average baby boomer will be approximately 65 years old. This upcoming increase in demand for services underscores the importance of improving the efficiency and quality of healthcare.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) adds an additional element of complexity for healthcare organizations around security and patient confidentiality. While some of the rules under HIPAA have not been finalized, the provisions are focused on a centralized and systematic method of access control that Cerner thinks is best met by a single integrated architecture.

After several periods of declines in the financial condition of hospitals and health systems, they are beginning to show improved economic health, resulting in an increased ability to invest in information technology. A 2001 report by Solucient showed a 100 basis point improvement in hospital operating margins in the first half of 2001. This economic strength reflects higher utilization of facilities whose capacity was reduced in the Balanced Budget Act era and by rate increases from the managed care intermediaries to well-positioned providers.

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

Cerner is responding to the changing and increasing needs of the healthcare industry for better information systems by developing Millennium, its latest generation of solutions. See "Cerner's Technology - Cerner Millennium Architecture" for a discussion of Millennium.

THE CERNER VISION
-----------------

Cerner's business and products are organized around a central vision of how healthcare can and should operate. This vision is founded on four steps:

       o Automate the core processes of healthcare: eliminate the paper medical record

       o Connect the person: create the personal health system

       o Structure the knowledge: position every clinical decision as a learning event

       o Close the loop: implement evidence-based medicine

These steps describe Cerner's business today and plans for Cerner's business both in 2002 and beyond.

Automate the Process
--------------------

Cerner is dedicated to the elimination of the paper medical record.

Medical care cannot make significant steps forward in quality and consistency without using the power and advantages of information technology. As long as medical information is locked and isolated in a paper record, a physician is cut off from rapid, contextual reference to the vast knowledge available in today's medicine. The elimination of the paper record will lead to improved quality and safety of care, dramatic productivity increases and enhanced documentation.

The electronic recording of medical information will lead to improvements in the quality of care and the safety of patients and reduce costs. By allowing care providers to access a patient's single, longitudinal medical record in real-time, clinicians can view demographic information, medical history, lab results and current conditions and treatment plans, along with notes from attending and consulting physicians. Guidelines and pathways sensitive to the person's medical condition and problems will assist the physician in making the "appropriate" decisions on how to diagnose and treat medical conditions. This comprehensive view of a patient's health status allows for better medical decision-making at the point of care. Online documentation and physician order entry helps to prevent the errors in and misinterpretation of documentation and orders, reducing the costs of duplication and medical error. This automation also will reduce the time for care delivery and lower costs.

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

Medicine must have a structure that allows physicians to record treatment and outcomes in such a way as to permit comparability. The basis of this structure is a common nomenclature that can exactly capture the meaning of input from physicians and clinicians. By storing this data and then providing a framework for comparability, physicians can make sense and glean value from the information that is gathered both through automated processes and connected persons. Without a knowledge framework, data collected will provide no real benefit. By building this structure, every encounter with a patient, and every piece of new knowledge and information, can be catalogued, measured and analyzed to improve care. This knowledge framework will deliver better standards of care and an improved understanding of medicine.

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

Expand market share in individual domains and further penetrate existing client base. Cerner expects continued growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutional providers look to restructure and reengineer these high cost centers. The Company anticipates growth in sales of new products, such as its new patient accounting product that launched in 2001. This product addresses a large new market previously not covered by the existing product suite. The Company also intends to aggressively market Cerner clinical and management information systems and services to its existing client base.

Remain committed to a common architecture. Because Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single unified architecture as the platform for "fully integrated" health information and management systems. This platform enables Cerner's process-based Millennium systems to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

Expand products and services. Using the Millennium architecture, Cerner intends to continue expanding the range of products and services offered to providers. These new products and services will complement the systems currently offered, address the emerging information needs of clients or employ technological advances. Cerner believes that major opportunities exist as providers and managed care organizations reach into new markets and offer more alternative services to remain competitive. The Company believes these organizations will find value in having personal health records and trusted health information accessible to the individual in the home. In addition, Cerner recognizes the value of the aggregate database being developed by its broad client base as a potential means to enable comparative or normative procedure evaluations as a powerful new tool in the healthcare industry. The substantial project management, process redesign, technology integration and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company's consulting services.

Offer its products on a hosted solution basis. The Company offers its Millennium applications through its application outsourcing option. This option offers information technology services to clients that include software, computer hardware, implementation, technical support, wide-area network (WAN) services and automatic software upgrades. Unlike traditional software implementations, software delivered through the application outsourcing option is not installed at the user's location, but is delivered, operated and maintained in Cerner's solutions center in a rapidly accelerated implementation timeframe. Using Cerner hosted solutions, any size organization can access the same robust clinical applications, architecture and user-interface advantages that were previously only available to larger institutions.

CERNER'S TECHNOLOGY -- CERNER MILLENNIUM ARCHITECTURE
-----------------------------------------------------

The cornerstone of Cerner's technology strategy is Cerner Millennium, the single architecture around which each of Cerner's information products is developed. This person-centric, single data model, open and highly scaleable architecture allows Cerner to meet the clinical, financial, management and business information requirements of a healthcare delivery system across the continuum of care. Cerner

Millennium, the core of which was developed between 1994 and 1999, is Cerner's newest version of computing software. Millennium uses n-tier client/server technology to optimize distributed computing performance and scalability across multiple client and server platforms. The Millennium architecture and applications were designed and developed to accommodate healthcare specific requirements for mission critical computing and secure access, whether the user is inside the healthcare enterprise or at home via the Internet. Millennium's breadth of focus and functionality are well suited for large-scale and enterprise application technologies for healthcare organizations, including the ability to leverage the Internet for ehealth-related self-service and business-to-business functions.

The value of Millennium to a client organization is the use across a healthcare organization of a single system based on a fully integrated common architecture and database. With its single data model, Millennium provides secure, real-time access to all information across multiple applications, domains, organizations and physical locations, including physician, hospital, nursing, laboratory, pharmacy and consumers, to all of those needing such access, wherever they are located. Given its integrated and open design, Millennium can also provide a centralized repository of clinical and financial transactions to help standardize access and messaging of disparate applications across a health system.

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

Two overarching capabilities are embedded into the Millennium architecture. First is the person-centric transactions and secure messaging, which consider the breadth of requirements not only of a patient, but also of healthy consumers. Second is healthcare community dynamics, which take into account the flexibility required by the constantly changing relationships between healthcare organizations, physicians and consumers, and the need to maintain complex security and end user preferences based on the context and business attributes of the transaction in a community setting.

MillenniumObjects(TM)
---------------------

Cerner is extending Millennium's reach and scope with the goal of becoming the de facto standard for healthcare information technology. A key element in that effort by Cerner is MillenniumObjects. Cerner uses MillenniumObjects to extend Millennium to third party suppliers of healthcare information technology, supporting their development efforts and increasing Millennium's market penetration. MillenniumObjects is a collection of reusable programming elements from Cerner's Millennium architecture. These segments of code, or objects, enable third-party developers to create front-end applications, like Palm or Web browser solutions, that draw upon the data model and proven functionality of Millennium. With MillenniumObjects, programmers can quickly and efficiently build applications that integrate with Cerner's architecture, reusing existing objects that achieve the tasks they are seeking to replicate. Third-party programmers can avoid the time- and cost-intensive process of writing new code to perform functions Cerner engineers have already developed.

MillenniumObjects is the mechanism Cerner uses to extend its own applications to the Internet. By licensing the objects library to third parties, Cerner has an excellent opportunity to proliferate the Millennium architecture - as well as the brand, clinical expertise and technical excellence upon which it was built.

PRODUCTS
--------

The Cerner Millennium family of products is the only fully-integrated, large-scale, contemporary, enterprise-wide healthcare information system on the market today capable of both retrieving and disseminating clinical and financial information across an entire health system. Cerner Millennium product families are dedicated to meeting the automation needs of virtually every segment of the care continuum.

Cerner solutions can be acquired individually or as a fully integrated health information system. Cerner also markets more than 200 product options that complement Cerner's major information systems. In addition, Cerner sells computers and related hardware manufactured by third parties and consulting services to its clients.

Cerner's solution categories include:

       o Enterprise-wide Systems, which automate processes across and throughout the health system enterprise, including:
               o   Access Management
               o   Care Management
               o   Enterprise Repositories, and
               o Financial and Operational Management Systems, which automate business operations.

       o Clinical Systems, which automate critical processes across the healthcare continuum.

       o Decision Support Systems and Knowledge Solutions, which enhance clinical and business processes with information and actions.

       o Consumer Systems, which support Internet-based healthcare communities that effectively connect individuals, providers and health systems.

       o Technologies for developing applications or connecting other technologies and systems to Cerner Millennium.

       o Solution Suites, which address key processes and segments in healthcare.

                             Enterprise-Wide Systems
                             -----------------------

Access Management
Cerner CapStone(R) Enterprise Access Management System creates the enterprise-wide master person identifier (EMPI) and automates the identification, eligibility, registration and scheduling processes across hospitals, clinics, physician practices and other care delivery organizations.

Care Management
PowerChart(R) Electronic Medical Record System is the enterprise clinician's desktop solution for viewing, ordering, documenting and managing care delivery, including PowerOrders(TM) for physician ordering.

PowerOrders is Cerner's industry-leading physician order entry solution that goes beyond a mere data communication system by giving appropriate access to real-time, relevant clinical information at any point in the care process.

Enterprise Repositories
The Open Clinical Foundation(R) manages clinical information, providing the foundation for the electronic medical record.

The Open Management Foundation(TM) stores management information of enterprise financial, operational and process results, creating the foundation for the enterprise-wide management and executive information system.

The Open Agreement Foundation(TM) manages health plan contracts and agreements, and member information.

The Open Research Foundation(TM) provides open repository storage of clinical and medical information to support medical research.

The Open Image Foundation(TM) provides the clinical and document imaging foundation for the electronic medical record.

Financial and Operational
The ProFit(TM) Enterprise Billing and Accounts Receivable System is Cerner's system for revenue accounting, billing and accounts receivable for the entire health system as well as each individual domain or organization. ProFit integrates clinical and financial data to ensure accurate charge capture and billing.

Cerner ProVision(TM) Enterprise Image Management System is the only integrated solution that manages clinical and document imaging across the entire healthcare organization.

The ProFile(TM) Health Information Management System helps meet the operations management needs of the health information management (medical records) department and includes functionality for the various chart tracking and completion tasks.

PowerVision(R) Enterprise Decision Support links comprehensive clinical and financial data and makes it available at the point of care - allowing care to be better managed as it occurs.

The ProCure(TM) Materials Management System automates the business operations around supply chain, materials acquisition and equipment management for the organization.

The ProCare(TM) Medical Management System automates medical management for the health system, addressing the areas of utilization, case and risk management, as well as infection control.

                                Clinical Systems
                                ----------------

Points of Care
The INet(R) Intensive Care Management System is designed to automate the entire care process in intensive care settings. It supports chart review and browsing, order management, documentation management and automatic data acquisition.

Cerner's CareNet(R) Acute Care Management System is designed to automate the entire care process in acute or institutional settings. The application collects, refines, organizes and evaluates detailed clinical and management data. It enables the entire care team to manage individual activities and plans, as well as measure outcomes and goals.

The CVNet(R) Cardiology Information System automates the processes within the cardiology department, supporting the scheduling, ordering, documentation and data capture required by professionals in the cardiology domain.

The SurgiNet(R) Surgery Information System is designed to address the needs of the surgical department, including automating the functions of resource and equipment scheduling, inventory management, anesthesia management and operating room management.

The FirstNet(R) Emergency Medicine Information System offers patient and provider tracking and an intuitive presentation of patient diagnoses and clinical events for the emergency department. FirstNet provides basic emergency department functionality, including quick admits, tracking, triage and patient history, as well as a graphical reference to patient location and order status.

The PowerChart Office(TM) Management System supports the broad range of clinical and business activities that occur within a physician office, clinic or large physician organization. This system ties the office together with other medical entities and automates key care team activities in both primary and specialty care settings.

The ProCall(R) Home Care Management System automates the clinical and business processes of home care organizations, such as home health agencies, visiting nurse associations and hospices.

Clinical Centers
The PathNet(R) Laboratory Information System addresses the information management needs of six clinical areas: general laboratory, microbiology, blood bank transfusion services, blood bank donor services, anatomic pathology and Human Leukocyte Antigen. PathNet automates the ordering and reporting of procedures, the production of accurate and timely reports and the maintenance of accessible clinical records.

The RadNet(R) Radiology Information System addresses the operational and management requirements of radiology departments or services. It allows a department to replace its manual, paper-based system of record-keeping with an efficient computer-based system.

Cerner ProVision PACS (picture archiving and communications system) is fully integrated with Cerner's radiology information system. Using Cerner's end-to-end, fully integrated radiology information and image management systems, radiologists can improve operational efficiencies and reduce medical error.

The PharmNet(R) Pharmacy Information System provides full integration for rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or retail setting. PharmNet streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders, and automates dispensing functions.

                Decision Support Systems and Knowledge Solutions
                ------------------------------------------------

Discern Expert(R) is an event-driven, rules-based decision support software application that allows users to define clinical and management rules (Alerts(TM)) that are applied to event data captured or generated by other applications. It supports both synchronous (real-time, interactive) processing and asynchronous (noninteractive) processing of events.

Discern Explorer(R) is a decision support software application integrated with other Cerner Millennium clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other applications.

Care Designs(TM) are clinical pathways and protocols that automate the specific plans of care for an individual and operate within Cerner's clinical systems.

Cerner Multum(TM) drug database provides caregivers and consumers alike with access to drug information and the ability to perform drug interaction checking to prevent adverse events.

Cerner APACHE(TM) clinical decision support and outcomes management systems manage the clinical and financial outcomes of high-risk patients in critical and acute care.

Health Facts(R) is Cerner's comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

                                Consumer Systems
                                ----------------

Cerner IQHealth(TM) creates an Internet-based healthcare community that connects persons and healthcare providers. It also stores consumer health information, ultimately helping individuals better manage their own health. With IQHealth, sponsoring organizations can create and brand a "health exchange" in the community to directly connect hospitals, physicians, payers, consumers and employers.

IQHealth's Web Portal Services develop, deploy and support clients' Internet strategies.

IQHealth's Health Content enables an organization to become a trusted source for valuable consumer health and drug information.

IQHealth's Survey and Assessment Tools allow organizations to create Web-based surveys to assess individual and community health risks and promote healthy activities.

IQHealth's Personal Health Record (PHR) is a personal health management solution that gives consumers the ability to store personal health information and monitor conditions over time.

IQHealth's Physician and Consumer Messaging allows physicians to conveniently and securely receive test results from the hospital, confer with colleagues and share information with consumers. Consumers can also use this tool to schedule appointments and request prescription refills.

Health Connections, a 24x7 call center staffed by nurses, provides ready access to accurate health information so that consumers can better manage their health and participate in care decisions.

                                  Technologies
                                  ------------

MillenniumObjects is a collection of reusable programming elements from the revolutionary Cerner Millennium architecture. These segments of code, or objects, allow third-party developers to create front-end applications that draw upon the data model and proven functionality of Cerner Millennium.

The Open Engine Application Gateway System(TM) facilitates the exchange of data and assists in the management of interfaces between foreign systems in a network environment. It serves as a solution kit to help write interface code.

The Open Port Interface System(TM) represents Cerner's standardized technology for providing reliable foreign system, medical device and other standard interfaces in a timely manner. Message translation and data mapping are done with point-and-click solutions and a scripting environment. Communications protocols are configured via table-driven parameters. These sophisticated methodologies result in decreased implementation times and greater client satisfaction.

                                 Solution Suites
                                 ---------------

Computerized Physician Order Entry (CPOE)
Cerner offers a step-by-step total CPOE solution ranging from basic automation to complete medication integration.

Cerner HealthSmart(TM) CPOE is a stand-alone approach to CPOE for organizations that are taking initial steps in streamlining the orders process. This level of automation leverages the industry's most robust CPOE application, PowerOrders, and includes key functionality, like clinical documentation, order sets, starter content, rules packages and basic reporting tools, to deliver immediate benefits.

Cerner HealthSmart CPOE Connect takes clients to the next level by leveraging existing information systems. This intermediate level of Cerner's solution extends a stand-alone CPOE system into two other critical areas of the orders process, pharmacy and nursing. By supporting interfaces with foreign systems, this solution allows the communication infrastructure to begin leveraging an organization's legacy systems.

Cerner HealthSmart Medication Integration is the first comprehensive clinical information solution to support the complete orders process and connect each care team member - physician, pharmacist and nurse. Clients achieve maximum safety, workflow efficiency and operational performance with Cerner's fully integrated orders solution.

Revenue Cycle Management
Cerner HealthSmart Revenue Cycle Integration draws upon the powerful capabilities of CapStone and ProFit to help health organizations streamline and automate processes from registration through billing, realizing substantial savings and speeding the revenue collection process. Cerner's revolutionary Clinically Driven Revenue Cycle(TM) approach proactively manages the revenue cycle as an outcome of the clinical automation process.

Community Hospitals
Community Hospital Solutions(TM) automate clinical and business processes in the community hospital. Community Hospital Solutions suites include administrative, clinical, patient care, hospital integration, and community. These integrated solutions based on Cerner Millennium offer to community hospitals much of the power previously accessible only by larger integrated delivery networks.

SOFTWARE DEVELOPMENT
--------------------

Cerner commits significant resources to developing new health information system products. As of December 29, 2001, approximately 1,311 associates were engaged full-time in product development activities. Total expenditures for the development and enhancement of the Company's products were approximately $113,872,000, $90,694,000, and $88,699,000 during the 2001, 2000 and 1999 fiscal years respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

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

The Company is committed to maintaining open attributes in its system architecture through operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner's Open Engine, Open Port and MillenniumObjects product lines.

See "Cerner's Technology - Cerner Millennium Architecture" for a discussion of the development of Cerner's latest generation of software products.

SALES AND MARKETING
-------------------

The markets for Cerner's information system products include integrated delivery networks, physician groups and networks and their management service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales have been in clinical applications in hospital-based provider organizations. Cerner's Millennium architecture is highly scaleable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Millennium applications are designed to operate on either computers manufactured by Compaq Computer Corporation or IBM's RISC System/6000 AIX (UNIX) platform, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

The Company's executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Belgium, Canada, Germany, Singapore, Malaysia, Saudi Arabia and the United Kingdom. Cerner's consolidated revenues include foreign sales of $22,350,000, 25,815,000 and $24,001,000 for the 2001, 2000 and 1999 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner's products and assist clients in determining the proper hardware and software configurations. The Company's primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and sponsors executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

CLIENT SERVICES
---------------

All of Cerner's clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow these clients the use of new releases of the Cerner products covered by these agreements. Each client has 24-hour access to the client support staff located at Cerner's corporate headquarters and the Company's global support organization in Brussels, Belgium. Most of Cerner's clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer.

BACKLOG
-------

At December 29, 2001, Cerner had a contract backlog of approximately $566,280,000. Such backlog represents system sales from signed contracts which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At December 29, 2001, the Company had approximately $80,714,000 of contracts receivable, which represents revenues recognized under the percent of completion method but not yet billable under the terms of the contract. At December 29, 2001, Cerner had a software support and maintenance backlog of approximately $221,393,000. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 51 percent of the aggregate backlog of $787,673,000 will be recognized as revenue during 2002.

NUMBER OF EMPLOYEES ("ASSOCIATES")
----------------------------------

As of March 1, 2002, the Company employed 4,173 associates.

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS
----------------------------------------------

Information under the caption "Factors That May Affect Future Results of Operations, Financial Condition of Business" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company's business in the future, including (a) variations in the Company's quarterly operating results; (b) volatility of the Company's stock price; (c) market risk of investments; (d) potential impairment of goodwill; (e) changes in the healthcare industry; (f) significant competition; (g) the Company's proprietary technology may be subjected to infringement claims or may be infringed upon; (h) possible regulation of the Company's software by the U.S. Food and Drug Administration or other government regulation; (i) the possibility of product-related liabilities; (j) possible failures or defects in the performance of the Company's software; and (k) the possibility that the Company's anti-takeover defenses could delay or prevent an acquisition of the Company.

Item 2. Properties

The Company's world headquarter offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space (the "Campus"). As of December 29, 2001, the Company was using approximately 467,035 square feet and substantially all of the remainder was leased to tenants. In the first quarter of 2001, Cerner Properties began construction of a new facility situated between the buildings located at 2800 and 2900 Rockcreek Parkway on the Campus. This facility, when completed, will be approximately 134,000 square feet in size and will house office, cafeteria and meeting space for the Company. Planned occupancy date of this new facility is the first quarter of 2003.

In the spring of 2001, the Company acquired property formally owned by Harrah's Operating Company, Inc., located along the north riverbank of the Missouri River, approximately 2 miles from the Company's Campus. This property consists of an 80,000 square foot building and a 1,300 car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company. Use of the parking garage began on February 18, 2002 to meet overflow parking demands on the Company's Campus.

The Company also leases office space in San Jose, California; Denver, Colorado; Lake Mary Florida; Waltham, Massachusetts; Detroit, Michigan; St. Louis, Missouri; Dallas, Texas; Houston, Texas; Washington, D.C.; Chesapeake, Virginia and Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee's Summit, Missouri. The Company also leases office space in Sydney, Australia and Brussels, Belgium. Cerner Arabia, a joint venture in which the Company maintains a 40% equity interest, leases space in Riyadh, Saudi Arabia.

Item 3. Legal Proceedings

The Company has no material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 29, 2001.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of March 29, 2002. Officers are elected annually and serve at the discretion of the board of directors.

Name                           Age          Positions
----                           ---          ---------
Neal L. Patterson              52           Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig              51           Vice Chairman of the Board of Directors

Earl H. Devanny, III           50           President

Glenn P. Tobin, Ph.D.          40           Executive Vice President and Chief Operating Officer

Paul M. Black                  43           Executive Vice President and Chief Sales Officer

Rick M. Smith                  50           Executive Vice President

Jack A. Newman, Jr.            54           Executive Vice President

Douglas M. Krebs               44           Senior Vice President and President of Cerner International, Inc.

Stephen M. Goodrich            50           Senior Vice President and Chief Quality Officer

Richard J. Flanigan, Jr.       42           Senior Vice President and General Manager

Stephen D. Garver              41           Senior Vice President and Managing Partner

Marc G. Naughton               47           Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend            38           Senior Vice President and Chief Engineering Officer

Stanley M. Sword               40           Senior Vice President and Chief People Officer

Randy D. Sims                  41           Vice President, Chief Legal Officer and Secretary

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

Paul M. Black joined the Company in March of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and Chief Sales Officer and to Executive Vice President in September of 2000. Prior to joining the Company, he spent twelve years with IBM Corporation.

Rick M. Smith joined the Company in June of 2001 as Executive Vice President of Cerner Consulting. Prior to joining the Company, he spent more than 27 years with Deloitte Consulting.

Jack A. Newman, Jr. joined the Company in January of 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for twenty-two years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG's Healthcare Strategy Practice.

Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. On February 1, 2000, Mr. Krebs was appointed as President of Cerner International, Inc., a wholly owned subsidiary of the Company. Prior to joining Cerner, he spent fifteen years with IBM Corporation.

Stephen M. Goodrich joined the Company in October 1987 as a project leader in the product organization. In 1992 he was promoted to Vice President and was promoted to Senior Vice President in April 1999. He was named Chief Quality Officer in January of 2000.

Richard J. Flanigan, Jr. joined the Company in November 1994 as a Regional Vice President. In 1997, his responsibilities were extended and he was named as General Manager. He was promoted to Senior Vice President in April 2000. Prior to joining Cerner, Mr. Flanigan spent more than thirteen years in sales and management positions at IBM Corporation.

Stephen D. Garver joined the Company in March 1992 as part of Cerner Consulting. In March of 1999 he was named Vice President and Managing Partner and was promoted to Senior Vice President in April 2000. Prior to joining the Company, Mr. Garver spent ten years with Andersen Consulting in a variety of roles within the systems integration practice.

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President. He was promoted to Senior Vice President in March 2002

Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the product organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998. He was promoted to Senior Vice President in March 2001.

Stanley M. Sword joined the Company in August 1998 as Vice President. He was promoted to Senior Vice President in March 2002. Prior to joining Cerner, he served as a client partner in the outsourcing practice of AT&T Solutions and as the Vice President of Organization Development for NCR Corporation. Prior to joining AT&T, Mr. Sword spent ten years with Anderson Consulting in a variety of roles within the systems integration practice.

Randy D. Sims joined the Company in March 1997 as Vice President and Chief Legal Officer. Prior to joining the Company, Mr. Sims worked at Farmland Industries, Inc. for three years where he served most recently as Associate General Counsel. Prior to Farmland, Mr. Sims was in-house legal counsel at The

Marley Company for seven years, holding the position of Assistant General Counsel when he left to join Farmland.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock trades on The NASDAQ Stock MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2001 and 2000 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                     2001                                         2000
                     -------------------------------------       ----------------------------------------
                      High           Low             Last          High            Low            Last
                      ----           ---             ----          ----            ---            ----
First quarter         61.50         30.81           34.25          40.88          17.88           27.00
Second quarter        49.50         28.00           42.00          32.14          19.75           27.25
Third quarter         57.35         37.57           49.50          48.00          26.31           46.44
Fourth quarter        60.00         45.06           50.69          64.88          40.50           46.25

At January 31, 2002, there were approximately 1,200 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders' best interest to reinvest funds in the operation of the business.

Item 6.         Selected Financial Data

                                                           2001(1)(2)    2000(3)(4)(5)(6)(7)    1999(8)(9)    1998(10)    1997
                                                           ----          -----                  ----          ----        ----
(In thousands, except per share data)

Statements of Earnings Data:
Revenues                                                  $  542,605           404,504            340,197      330,902   245,057
Operating earnings                                            61,532            25,602              3,698       33,530    22,170
Earnings (loss) before income taxes and extraordinary
item                                                         (63,314)          172,123                302       33,268    24,484
Extraordinary item - early extinguishment of debt                   -                -            (1,395)            -         -
Net earnings (loss)                                          (42,366)          105,265            (1,211)       20,589    15,148
Earnings (loss) per share before extraordinary item:
       Basic                                                   (1.21)             3.08                .01          .63       .46
       Diluted                                                 (1.21)             2.96                .01          .61       .45

Earnings (loss) per share:
       Basic                                                   (1.21)             3.08              (.04)          .63       .46
       Diluted                                                 (1.21)             2.96              (.04)          .61       .45

Weighted average shares outstanding:
       Basic                                                   34,907           34,123             33,623       32,825    32,881
       Diluted                                                 34,907           35,603             33,916       33,667    33,668

Balance Sheet Data:
Working capital                                            $  189,488          186,181            170,053      118,681   156,808
Total assets                                                  712,302          616,411            660,891      436,485   331,781
Long-term debt, net                                            92,132          102,299            100,000       25,000    30,026
Stockholders' equity                                          394,839          343,717            378,937      271,143   233,747

(1) Includes a non-recurring gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.
(2) Includes a non-recurring charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($2.21) for 2001.
(3) Includes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.38 for 2000.
(4) Includes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring investment loss on diluted earnings per share was ($.69) for 2000.
(5) Includes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for 2000.
(6) Includes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 2000.
(7) Includes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 2000.
(8) Includes a non-recurring charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this non-recurring charge on diluted earnings per share was ($.17) for 1999.
(9) Includes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 1999.
(10) Includes a non-recurring charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 1998.

Summary Pro-forma Financial Data
(Statements of Earnings Data Excluding Non-Recurring Gains, Losses and Charges)

                                                       2001(1)(2)     2000(3)(4)(5)(6)(7)    1999 (8)(9)    1998(10)      1997
                                                       ----           -----                  -----          ----          ----
(In thousands, except per share data)
Statements of Earnings Data, Before
Non-recurring Gains, Losses and Charges:
Revenues                                               $  542,605           404,504            340,197      330,902      245,057
Operating earnings                                         61,532            37,189             14,505       38,568       22,170
Earnings before income taxes and extraordinary item        56,723            33,518             11,109       38,306       24,484
Extraordinary item - early extinguishment of debt               -                 -            (1,395)            -            -
Net earnings                                               34,217            20,366              5,462       23,687       15,148
Earnings per share before extraordinary item:
       Basic                                                  .98               .60                .20          .72          .46
       Diluted                                                .93               .57                .20          .70          .45

Earnings per share:
       Basic                                                  .98               .60                .16          .72          .46
       Diluted                                                .93               .57                .16          .70          .45

Weighted average shares outstanding:
         Basic                                             34,907            34,123             33,623       32,825       32,881
         Diluted                                           36,843            35,603             33,916       33,667       33,668

(1) Pro-Forma Statement of Earnings Data excludes a non-recurring gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.
(2) Pro-Forma Statement of Earnings Data excludes a non-recurring charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($2.21) for 2001.
(3) Pro-Forma Statement of Earnings Data excludes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.38 for 2000.
(4) Pro-Forma Statement of Earnings Data excludes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring investment loss on diluted earnings per share was ($.69) for 2000.
(5) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for 2000.
(6) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 2000.
(7) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 2000.
(8) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this non-recurring charge on diluted earnings per share was ($.17) for 1999.
(9) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this non-recurring charge on diluted earnings per share was ($.03) for 1999.
(10) Pro-Forma Statement of Earnings Data excludes a non-recurring charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

In 2001, the Company set records in bookings, revenues, pro-forma earnings and cash flow. The Company continued to expand its product line to more than 40 products at the end of 2001, and the breadth of the Company's products was evidenced by record bookings contributions from ten different application categories. The Company continued to build new client relationships, with approximately 40 percent of new business bookings coming from clients that had no prior relationship with the Company. The Company also continued to strengthen its strategic presence in Europe. Operationally, the Company brought 420 Millennium applications live in 2001, bringing the total number of live applications to more than 1,200.

The Company continued to address new markets in 2001 with the launch of two major new application suites, ProFit and Cerner ProVision. During 2001, the Company completed a major implementation of ProFit, the Company's patient accounting solution, improving its position to address an estimated $3 billion market. ProVision, the Company's enterprise wide image management solution, was also launched in 2001. ProVision allows the Company to be competitive in an estimated $1 billion market.

Several industry forces continue to create significant pressures on health care organizations to expand the use of information technology. The Leapfrog Group is becoming an increasing force for driving systemic change in health care organizations. Leapfrog recommends that employers select health plans with hospitals that use a computerized physician-order-entry system as a primary method of eliminating medical errors in hospitals. The Institute of Medicine issued a report in 2001 indicating that the use of information technology is critical to improving the quality and safety of health care. The industry is also facing workforce shortages, with as many as 126,000 open nursing positions, and this issue could be exacerbated in coming years by the very large increase in demand for health care services that will be caused by the aging of the baby boomers, the average of whom will be approximately 65 years old by 2010. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) adds an additional element of complexity for healthcare organizations around security and patient confidentiality.

The Company believes the wide range of issues health care organizations face can be best addressed with information technology. The Company believes that its investment in the Millennium architecture creates a major competitive advantage. Millennium is the only fully integrated, large-scale, contemporary, enterprise-wide architecture in the industry. This integration and the comprehensiveness of the Company's solutions position the Company very well to address the array of issues faced by health care organizations.

Results of Operations
---------------------

Year Ended December 29, 2001, Compared to Year Ended December 30, 2000

The Company's revenues increased 34% to $542,605,000 in 2001 from $404,504,000 in 2000. Net earnings, before non-recurring charges and credits were $34,217,000 in 2001 compared to $20,366,000 in 2000. Non-recurring charges and credits in 2001, as described below, included a gain on software license settlement and investment losses. Non-recurring charges and credits in 2000, as described below, included a realized investment gain and loss, write-offs of acquired in-process research and development and a write-down of intangible assets. Including the non-recurring charges and credits, the Company had a loss of $42,366,000 in 2001 compared to net earnings of $105,265,000 in 2000.

Revenues - In 2001, revenues increased due to an increase in system sales and support of installed systems. System sales increased 42% to $373,078,000 in 2001 from $263,109,000 in 2000. Included in system sale are revenues from the sale of software, hardware, sublicensed software and professional services. The increase in system sales is due to an increase in new contract bookings in 2001 compared to 2000.

Total sales to the installed base in 2001, including new systems, incremental hardware and software, support and maintenance services and discrete services, were 73% of total revenues in 2001 compared to 77% in 2000.

At December 29, 2001, the Company had $566,280,000 in contract backlog and $221,393,000 in support and maintenance backlog, compared to $439,943,000 in contract backlog and $184,360,000 in support and maintenance backlog at the end of 2000.

Support and maintenance revenues increased 22% in 2001 compared to 2000. Included in support and maintenance are revenues from support and maintenance of software, hardware and sublicensed software. These revenues represented 26% of 2001 and 28% of 2000 total revenues. This increase was due primarily to the increase in the Company's installed and converted client base.

Other revenues increased 9% to $28,861,000 in 2001 from $26,497,000 in 2000.
Included in other revenues are revenues from subscriptions, services to clients and education to clients. This increase was due primarily to additional revenues derived from subscriptions and services to clients.

Cost of Revenues - The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 21% of total revenues in 2001, and 22% of total revenues in 2000. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% in both 2001 and 2000. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new products.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2001 and 2000 were $113,872,000 and $90,694,000, respectively. These amounts exclude amortization. Capitalized software costs were $37,828,000 and $30,982,000 for 2001 and 2000, respectively.

General and Administrative - General and administrative expenses include salaries for corporate, financial, and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% in both 2001 and 2000.

Write-off of Acquired In-Process Research and Development - Write-off of acquired in-process research and development includes one-time expenses resulting from the acquisitions of CITATION Computer Systems, Inc. and ADAC Healthcare Information Systems, Inc., in 2000.

Write-down of Intangible Assets - Write-down of intangible assets is a one-time expense resulting from the decision to discontinue a portion of the Health Network Ventures, Inc. business as more fully described in Note 2 to the Consolidated Financial Statements.

Interest Expense, Net - Interest income was $2,896,000 in 2001 compared to $3,645,000 in 2000. This decrease is due primarily to a decrease in invested cash. Interest expense was $7,321,000 in 2001 compared to $7,316,000 in 2000.

Write-Down of Investment - The write-down of investment is a non-recurring charge related to the adjustment of the carrying value of the WebMD shares in 2001.

Gain on Software License Settlement - The gain on software license settlement is a non-recurring gain related to the settlement of the WebMD performance warrants in 2001.

Realized Gain on Exchange of Stock - The realized gain on exchange of stock is a non-recurring investment gain related to the exchange of CareInsite shares for WebMD shares in 2000.

Realized Loss on Sale of Stock - The realized loss on sale of stock is a non-recurring investment loss related to the sale of Cybercare shares in 2001 and a portion of the WebMD shares in 2000.

Income Taxes - The Company's effective tax rate was a benefit of 33% in 2001 and an expense of 39% in 2000. The benefit is a result of the non-recurring loss on the WebMD shares and other permanent differences.

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

Revenues - In 2000, revenues increased due to an increase in system sales and support of installed systems. System sales increased 17% to $263,109,000 in 2000 from $224,510,000 in 1999. Included in system sale are revenues from the sale of software, hardware, sublicensed software and professional services. The increase in system sales is due to an increase in new contract bookings in 2000 compared to 1999.

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

Support and maintenance revenues increased 22% in 2000 as compared to 1999. Included in support and maintenance are revenues from support and maintenance of software, hardware and sublicensed software. These revenues represented 28% of 2000 and 1999 total revenues.

Other revenues increased 23% to $26,497,000 in 2000 from $21,489,000 in 1999.
Included in other revenues are revenues from subscriptions, services to clients and education to clients. This increase was due primarily to additional revenues derived from subscriptions and services to clients; these increases were $1,765,000 and $2,324,000, respectively. The Company anticipates that other revenues will continue to increase in 2001.

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

Included in the 1999 cost of revenues is a charge of $9,449,000, which represents the remaining additional costs in excess of revenues required to complete certain remaining Cerner Millennium fixed fee implementation contracts. The Company switched to an hourly fee-for-service implementation model in 1997. Delays in some of the older projects, primarily caused by delays in development of the Company's Cerner Millennium products, increased the time required to complete these installations. While the Company originally anticipated these fixed fee implementations would be completed in 1999, in some instances the focus by clients on their internal Y2K projects created a further delay. As a result of the significant implementation work completed in the last half of 1999 and the agreement between the Company and these clients in the fourth quarter as to the scope of work remaining, the Company estimated that the costs to complete certain fixed fee implementation contracts would exceed the remaining revenue by $9,449,000. The Company recognized the impact of these excess costs in the fourth quarter income statement as a non-recurring cost of revenues. $7,148,000 of these additional costs were incurred in 2000, with the remaining costs to be completed in 2001. There were no significant changes in the estimates of the costs to complete in 2000.

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

Included in 1999 sales and client service expenses is a non-recurring charge related to the closing of five branch offices. In December, 1999, the Company made a decision to close five of its branch offices. The Company created a regional branch structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace has resulted in a significant decrease in utilization of certain regional offices. This led to the decision to close these physical locations. The Company recorded a charge of $1.4 million in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. All of these costs were paid in 2000. The Company continued to maintain offices in Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Dallas, Texas; Washington, D.C.; Chesapeake, Virginia; Houston, Texas; Brussels, Belgium and Sydney, Australia, in addition to the world headquarters in North Kansas City, Missouri.

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

Income Taxes - The Company's effective tax rate was 39% in 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

The Company had total cash and cash equivalents of $107,536,000 at the end of 2001 and working capital of $189,488,000 compared to cash and cash equivalents of $90,893,000 at the end of 2000 and working capital of $186,181,000.

The Company generated cash of $64,838,000, $53,313,000 and $27,389,000 from operations in 2001, 2000 and 1999, respectively. Cash flow from operations increased in 2001 and 2000, due primarily to the increase in net earnings before noncash charges, increased collection of receivables, improved payment terms and record level of conversions. Cash flow from operations increased in 1999, due primarily to increased collection of receivables, improved payment terms and record level of conversions.

Cash used in investing activities consisted primarily of capitalized software development costs of $37,828,000 and $30,982,000 and purchases of capital equipment, land and buildings of $25,722,000 and $16,154,000 in 2001 and 2000, respectively. The Company also made additional investments in affiliates of $1,664,000 and $7,370,000 and completed acquisitions of businesses for $4,045,000 and $16,829,000 in 2001 and 2000, respectively.

Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22%, 22% and 23%, in 2001, 2000 and 1999, respectively, and the Company expects these revenues to continue to grow as the base of installed systems grows.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds are being used for capital improvements and to strengthen the Company's cash position. In connection with the early extinguishment of debt, the Company incurred a $1,395,000, net of taxes, extraordinary loss for a prepayment penalty and write-off of deferred loan costs. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2001.

The Company's liquidity is influenced by many factors, including the amount and timing of the Company's revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures. The Company has a loan agreement with a bank that provides for a long-term revolving line of credit for working capital purposes. The long-term revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (4.75% at December 29, 2001) less .5% or LIBOR (1.87% at December 29, 2001) plus 1.35%. The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At December 29, 2001, the Company had $15,000,000 in outstanding borrowings under this agreement and had $30,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 1/4% is payable quarterly on the unused portion of the revolving line of credit. The revolving line of credit matures on September 30, 2002. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 2002.

At December 29, 2001, the Company was committed to spending between $35,000,000 to $40,000,000 under a construction contract for a new building at its Kansas City headquarters complex. The construction will be financed by the Company's line of credit and cash generated from operations.

The effects of inflation on the Company's business during 2001 and 2000 were not significant.

Critical Accounting Policies
----------------------------

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management's judgements and estimates. These significant accounting policies relate to revenue recognition, software development, other than temporary declines in the market value of investments, allowance for doubtful accounts, and potential impairments of goodwill. These policies and the Company's procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of the Company's financial condition and results of operations. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of the Company's accounting policies.

Revenue Recognition
-------------------

Revenues are derived primarily from the sale of clinical and financial information systems and solutions. The components of these revenues are the licensing of computer software, software support and hardware maintenance, remote hosting and outsourcing, training, installation, consulting and implementation services, subscription content, and the sale of computer hardware and sublicensed software.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements". SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software products). The Company allocates revenue to each element in a multiple element arrangement based on the element's respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense software based on the prices for these elements when they are sold separate from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgements which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical and financial information systems. The predominant method is a perpetual software license agreement, project related installation services, implementation and consulting services, computer hardware and sublicensed software, and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

The Company provides installation services, which include project scoping services, conducting pre-installation audit and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized over the software installation period using output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation, typically a three to six month process.

The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting and post conversion review services. Implementation and consulting services are generally not deemed to be essential to the functionality of the software, and, thus, do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from six months to three years.

Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods of 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

Software maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Subscription and content fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contracted terms.

Hardware and sublicensed software sales are generally recognized upon delivery to the customer.

The Company also offers its products on an application service provider ("ASP") or a term license basis, making available Company software functionality on a remote processing basis from the Company's data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third party costs and direct software installation and implementation costs. These costs are amortized over the term of the arrangement.

In the event the Company contractually agrees to develop new or customized software code for a client, the Company will utilize percentage of completion accounting in accordance with SOP 81-1.

Deferred revenue is comprised of deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at December 29, 2001, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 29, 2002.

Software Development Costs
--------------------------

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2001, 2000 and 1999, the Company capitalized $37,828,000, $30,982,000 and $30,192,000, respectively, of total software development costs of $113,872,000, $90,694,000, and $88,699,000, respectively. Amortization expense of capitalized software development costs in 2001, 2000, and 1999 was $24,142,000, $18,713,000, and
$14,156,000, respectively, and accumulated amortization was $100,553,000, $76,411,000, and $57,698,000, respectively.

The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators, internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software may become less valuable or obsolete and could be subject to impairment.

Investments
-----------

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at December 29, 2001 and December 30, 2000 was $18,212,000 and $26,601,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Concentrations
--------------

Substantially all of the Company's cash and cash equivalents and short-term investments, are held at two major U.S. financial institutions. The majority of the Company's cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Substantially all of the Company's clients are integrated delivery networks, hospitals, and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company's access to certain software and hardware components are dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.

Allowance for Doubtful Accounts
-------------------------------

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management's judgements. The Company's allowance for doubtful accounts as of December 29, 2001 and December 30, 2000 was $6,880,000 and $5,999,000, respectively.

Goodwill
--------

Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over four to eight years. Accumulated amortization was $8,727,000, and $5,964,000 at the end of 2001, and 2000, respectively. The
Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows. Estimates of future operating cash flows inherently involve substantial management judgement about the likely impacts of current and future events and conditions.

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combinations must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, retired or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill from previous acquisitions will no longer be subject to amortization, but will be subject to annual evaluations for impairment based on fair value. The Company completed two acquisitions subsequent to June 30, 2001, which resulted in approximately, $14.2 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amortization for 2001 was approximately $2,247,000. Management is currently reviewing the impact that the provisions of this statement will have on the Company's financial statements.

Factors that may Affect Future Results of Operations, Financial Condition or
----------------------------------------------------------------------------
Business
--------

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future, are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words "could," "should," "will be," "will lead," "will assist," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary - The Company's quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company's products and services, the Company's long sales cycle, potentially long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company's Cerner Millennium products, a large percentage of the Company's revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients' internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company's anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company's expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately one month to three years and may involve significant efforts both by the Company and the client. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company's and the client's ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company's products generally do not commence until the product is in use.

The Company's revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock Price May Be Volatile - The trading price of the Company's common stock may be volatile. The market for the Company's common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments and other factors, many of which are beyond the Company's control.

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

At December 29, 2001, the Company owned 14,820,527 shares of common stock of WebMD Corporation (WebMD) (formerly CareInsite, Inc.), which have a cost basis of $85,811,000 and a carrying value of $104,485,000, as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At December 29, 2001 the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

On February 13, 2000 CareInsite entered into an agreement to merge with WebMD. The merger of CareInsite and WebMD ("Merger") closed on September 12, 2000. Prior to the merger, the carrying value of the CareInsite stock was $6.22 per share, the market price of WebMD on September 12, 2000 was $15.00 per share. Upon the exchange of CareInsite stock for WebMD stock the Company recorded a non-recurring investment gain of $120,362,000, net of tax, as a result of the exchange.

On December 12, 2000, the Company sold 4,273,509 shares of WebMD for $25,641,000. Accordingly, the Company recorded a non-recurring investment loss of $24,539,000, net of tax, as a result of the sale.

On June 18, 2001 the Company reached an agreement with WebMD regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax, on software license settlement in the accompanying consolidated statement of operations. The Company's policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79 per share. Accordingly, the Company recognized a charge to earnings in 2001 of $81,419,000, net of $46,197,000 in tax.

At December 29, 2001, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $108 million, with an overall average return of approximately 4.5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had $15,000,000 outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.75% at December 29, 2001) less .5% or LIBOR (1.87% at December 29, 2001) plus 1.35%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Potential Impairment of Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over four to eight years. Accumulated amortization was $8,727,000, and $5,964,000 at the end of 2001, and 2000, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

Effective January 1, 2002, under SFAS 141 and SFAS 142 goodwill from previous acquisitions will no longer be subject to amortization, but will be subject to annual evaluations for impairment based on fair value. The Company completed two acquisitions subsequent to June 30, 2001, which resulted in approximately $14.2 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amortization for 2001 was approximately $2,247,000. In the event that goodwill becomes impaired the Company would be required to take a charge against earnings for the impairment.

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

Certain of the Company's competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company's principal existing competitors include GE Medical Systems, Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company's products. There are other competitors that offer a more limited number of competing products.

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

Government Regulation - The United States Food and Drug Administration (the "FDA") has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company's products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including premarket notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

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

Product Related Liabilities - Many of the Company's products provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

System Errors and Warranties - The Company's systems, particularly the Cerner Millennium versions, are very complex. As with complex systems offered by others, the Company's systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company's systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company's agreements with its clients typically provide warranties against material errors and other matters. Failure of a client's system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company's contracts with its clients generally limit the Company's liability arising from such claims but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover Defenses - The Company's charter, bylaws, shareholders' rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (a) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (b) blank check preferred stock, (c) supermajority voting provisions, (d) inability of shareholders to act by written consent or call a special meeting,
(e) limitations on the ability of shareholders to nominate directors or make proposals at shareholder meetings and (f) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company's common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 24, 2002, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 24, 2002, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 24, 2002, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 24, 2002, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by
Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 24, 2002, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

         (a)      Financial Statements.

                  (1)      Consolidated Financial Statements:

                           Independent Auditors' Report on Consolidated Financial Statements

                           Consolidated Balance Sheets -
                           December 29, 2001 and December 30, 2000

                           Consolidated Statements of Operations -
                           Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

                           Consolidated Statements of Changes In Equity
                           Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

                           Consolidated Statements of Cash Flows
                           Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

                           Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and independent auditors' report on financial statement schedule of the Registrant for the three-year period ended December 29, 2001 are included herein:

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

3(b)              Amended and Restated Bylaws, dated March 9, 2001, (filed as Exhibit 4.2 to
                  Registrant's Form S-8 filed on September 26, 2001 and hereby incorporated by reference).

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

4(d)              First Amendment to Credit Agreement between Cerner Corporation and Firstar Bank
                  Midwest, N.A., a successor to Mercantile Bank dated June 30, 2000.

4(e)              Second Amendment to Credit Agreement between Cerner Corporation and Firstar
                  Bank, N.A. Overland Park, formerly known as Firstar Bank Midwest, N.A. and successor to Mercantile Bank dated July 1, 2001.

4(f)              Third Amendment to Credit Agreement between Firstar Bank, N.A. formerly known as or as successor to Firstar Bank, N.A. Overland Park, Firstar Bank Midwest, N.A.
                  and Mercantile Bank dated December 21, 2001.

4(g)              Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner
                  Corporation, Principal Life Insurance Company, Principal Life Insurance Company,
                  on behalf of one or more separate accounts, Commercial Union Life Insurance
                  Company of America, Nippon Life Insurance Company of America, John Hancock
                  Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and
                  Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant's
                  Form 8-K date April 23, 1999, and hereby incorporate by reference).

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

10(f)             Indemnification Agreement between William B. Neaves Ph.D. and Nancy-Ann DeParle and Registrant (filed as Exhibit 10.1 and 10.2 to Registrant's Form 10-Q for the
                  quarter ended September 29, 2001 and hereby incorporated herein by reference).*

10(g)             Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as
                  Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended
                  December 30, 2000, and hereby incorporated herein by reference).*

10(h)             Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as
                  Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended
                  December 30, 2000, and hereby incorporated herein by reference).*

10(i)             Cerner Performance Plan for 2000 (filed as Exhibit 10(i) to Registrant's Annual
                  Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

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

10(l)             Promissory Notes of Earl H. Devanny, III (filed as Exhibit 10(l) to Registrant's
                  Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

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

10(r)             Employment Agreement of Glenn P. Tobin, Ph.D. (filed as Exhibit 10(r) to
                  Registrant's Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(s)             Employment Agreement of Stanley M. Sword (filed as Exhibit 10(s) to Registrant's
                  Annual Report on Form 10-K for the year ended January 1, 2000, and hereby incorporated herein by reference).*

10(t)             Employment Agreement of Jack A. Newman, Jr. (filed as Exhibit 10(s) to
                  Registrant's Annual Report on Form 10-K for the year ended December 30, 2000).*

10(u)             Employment Agreement of Robert (Rick) M. Smith.

10(v)             Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to
                  Registrant's 2001 Proxy Statement and hereby incorporated by reference).*

10(w)             Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II
                  Registrant's 2001 Proxy Statement and hereby incorporated by reference).*

10(x)             Qualified Performance-Based Compensation Plan.*

11                Computation of Registrant's Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

22                Subsidiaries of Registrant.

23                Consent of Independent Auditors.

* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

                  (b)      Reports on Form 8-K.

         Report on Form 8-K was filed on December 21, 2001.

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

                                                 CERNER CORPORATION


Dated: March 29, 2002                            By: /s/ Neal L. Patterson
                                                     ---------------------------
                                                     Neal L. Patterson
                                                     Chairman of the Board and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature and Title                                          Date
                -------------------                                          ----

    /s/ Neal L. Patterson                                                March 29, 2002
---------------------------------------
Neal L. Patterson, Chairman of the Board and
 Chief Executive Officer (Principal Executive Officer)


    /s/ Clifford W. Illig                                                March 29, 2002
---------------------------------------
Clifford W. Illig, Vice Chairman and Director


   /s/ Marc G. Naughton                                                  March 29, 2002
---------------------------------------
Marc G. Naughton, Senior Vice President and
 Chief Financial Officer (Principal Financial and Accounting Officer)


   /s/ Michael E. Herman                                                 March 29, 2002
---------------------------------------
Michael E. Herman, Director


  /s/ Gerald E. Bisbee                                                   March 29, 2002
---------------------------------------
Gerald E. Bisbee, Jr., Ph.D., Director


  /s/ John C. Danforth                                                   March 29, 2002
---------------------------------------
John C. Danforth, Director


  /s/ Jeff C. Goldsmith                                                 March 29, 2002
---------------------------------------
Jeff C. Goldsmith, Ph.D., Director


  /s/ William B. Neaves                                                 March 29, 2002
---------------------------------------
William B. Neaves, Ph.D., Director


  /s/ Nancy-Ann DeParle                                                  March 29, 2002
---------------------------------------
Nancy-Ann DeParle

Independent Auditors' Report
--------------------------------------------------------------------------------


The Board of Directors and Stockholders
Cerner Corporation:


We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP

Kansas City, Missouri
January 23, 2002


--------------------------------------------------------------------------------


Management's Report


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

Consolidated Balance Sheets
--------------------------------------------------------------------------------
December 29, 2001 and December 30, 2000

                                                                              2001               2000
                                                                         ---------------------------------
(Dollars in thousands)

Assets
    Current Assets:
    Cash and cash equivalents                                            $       107,536           90,893
    Receivables                                                                  220,205          188,036
    Inventory                                                                      5,834            2,174
    Prepaid expenses and other                                                    14,101            7,393
                                                                         ---------------------------------
    Total current assets                                                         347,676          288,496

    Property and equipment, net                                                   94,705           82,234
    Software development costs, net                                               96,962           83,276
    Intangible assets                                                             41,894           22,227
    Investments                                                                  122,992          130,626
    Other assets                                                                   8,073            9,552
                                                                         ---------------------------------
                                                                         $       712,302          616,411
                                                                         =================================
Liabilities and Stockholders' Equity
    Current Liabilities:
    Accounts payable                                                     $        20,942           20,532
    Current installments of long-term debt                                        27,187               72
    Deferred revenue                                                              53,304           40,212
    Income taxes                                                                   5,661            9,718
    Accrued payroll and tax withholdings                                          40,565           27,338
    Other accrued expenses                                                        10,529            4,443
                                                                         ---------------------------------
    Total current liabilities                                                    158,188          102,315

    Long-term debt, net                                                           92,132          102,299
    Deferred income taxes                                                         62,393           57,430
    Deferred revenue                                                               4,750           10,650

    Stockholders' Equity:
    Common stock, $.01 par value,150,000,000 shares authorized,
        36,564,690 shares issued in 2001 and
        35,967,618 shares in 2000                                                    366              360
    Additional paid-in capital                                                   216,811          192,715
    Retained earnings                                                            188,550          230,916
    Treasury stock, at cost (1,201,625 shares in 2001 and 2000)                 (20,799)         (20,799)
    Accumulated other comprehensive income:
        Foreign currency translation adjustment                                  (2,095)            (743)
        Unrealized gain (loss) on available-for-sale equity securities
           (net of deferred tax liability of $6,810 in 2001 and
                deferred tax asset of $33,036 in 2000)                            12,006         (58,732)
                                                                         ---------------------------------
    Total stockholders' equity                                                   394,839          343,717
                                                                         ---------------------------------
    Commitments (Note 13)
                                                                         $       712,302          616,411
                                                                         =================================




See notes to consolidated financial statements.

Consolidated Statements of Operations
--------------------------------------------------------------------------------
For the years ended December 29, 2001, December 30, 2000 and January 1, 2000


                                                                           2001             2000           1999
                                                                      ---------------------------------------------
(In thousands, except per share data)

Revenues
    System sales                                                      $      373,078        263,109        224,510
    Support and maintenance                                                  140,666        114,898         94,198
    Other                                                                     28,861         26,497         21,489
                                                                      ---------------------------------------------
    Total revenues                                                           542,605        404,504        340,197
                                                                      ---------------------------------------------
Costs and expenses
    Cost of revenues                                                         115,606         90,118         95,038
    Sales and client service                                                 226,776        169,289        141,234
    Software development                                                     100,186         78,425         72,663
    General and administrative                                                38,505         29,483         27,564
    Write-off of acquired in-process
        research and development                                                   -          4,900              -
    Write-down of intangible assets                                                -          6,687              -
                                                                      ---------------------------------------------
    Total costs and expenses                                                 481,073        378,902        336,499
                                                                      ---------------------------------------------
Operating earnings                                                            61,532         25,602          3,698

Other income (expense):
        Interest expense, net                                                (4,425)        (3,671)        (3,396)
        Write-down of investment                                           (127,616)              -              -
        Gain on software license settlement                                    7,580              -              -
        Realized gain on exchange of stock                                         -        188,654              -
        Realized loss on sale of stock                                         (385)       (38,462)              -
                                                                      ---------------------------------------------
        Total other income (expense), net                                  (124,846)        146,521        (3,396)
                                                                      ---------------------------------------------
Earnings (loss) before income taxes and extraordinary item                  (63,314)        172,123            302

Income taxes                                                                  20,948       (66,858)          (118)
                                                                      ---------------------------------------------
Earnings (loss) before extraordinary item                                   (42,366)        105,265            184

Extraordinary item, net of tax                                                     -              -        (1,395)
                                                                      ---------------------------------------------
Net earnings (loss)                                                   $     (42,366)        105,265        (1,211)
                                                                      =============================================
Basic earnings (loss) per share before extraordinary item             $       (1.21)           3.08            .01
                                                                      =============================================
Basic earnings (loss) per share                                       $       (1.21)           3.08          (.04)
                                                                      =============================================
Diluted earnings (loss) per common share before extraordinary item    $       (1.21)           2.96            .01
                                                                      =============================================
Diluted earnings (loss) per common share                              $       (1.21)           2.96          (.04)
                                                                      =============================================



See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity
--------------------------------------------------------------------------------
For the years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                                                  Accumulated
                                                                Additional            Treasury       other
                                                 Common Stock    paid-in   Retained    stock     comprehensive   Comprehensive
                                               Shares   Amount   capital   earnings    amount        income      income (loss)
                                             ----------------------------------------------------------------------------------
(In thousands)

Balance at January 2,1999                      34,674    $ 347   165,239    126,862   (20,796)          (509)
                                             -----------------------------------------------------------------
Exercise of options                               257        2       623          -          -              -
Issuance of common stock grants as
  compensation                                      2        -        40          -          -              -
Non-employee stock option compensation
  expense                                           -        -       239          -          -              -
Tax benefit from disqualifying disposition
  of stock options                                  -        -       594          -          -              -
Foreign currency translation adjustment             -        -         -          -          -            266            266
Unrealized gain on available-for-sale
  equity security, net of deferred tax
  expense of $59,971                                -        -         -          -          -        107,241        107,241
Net loss                                            -        -         -    (1,211)          -              -        (1,211)
                                             ----------------------------------------------------------------------------------
Comprehensive income                                                                                                 106,296
                                                                                                                 ==============
Balance at January 1, 2000                     34,933    $ 349   166,735    125,651   (20,796)        106,998
                                             =================================================================
Exercise of options                               439        5     7,050          -        (3)              -
Issuance of common stock grants as
  compensation                                      2        -        31          -          -              -
Acquisition of business                           594        6    14,056          -          -              -
Non-employee stock option compensation
  expense                                           -        -       229
Fair value of employee stock options
  exchanged in acquisition of business
Tax benefit from disqualifying disposition          -        -     1,089          -          -              -
  of stock options                                  -        -     3,525          -          -              -
Foreign currency translation adjustment             -        -         -          -          -          (766)          (766)
Unrealized loss on available-for-sale
  equity securities, net of deferred tax
  benefit of $92,842                                -        -         -          -          -       (69,807)       (69,807)
Reclassification adjustment for gains
  recognized in net income, net of
  deferred taxes of $54,400                         -        -         -          -          -       (95,900)       (95,900)
Net earnings                                        -        -         -    105,265          -              -        105,265
                                             ----------------------------------------------------------------------------------
Comprehensive income (loss)                                                                                         (61,208)
                                                                                                                 ==============
Balance at December 30, 2000                   35,968    $ 360   192,715    230,916   (20,799)       (59,475)
                                             =================================================================
Exercise of options                               235        2     4,065          -          -              -
Acquisition of business                           362        4    17,667          -          -              -
Non-employee stock option compensation
  expense                                           -        -       215          -          -              -
Tax benefit from disqualifying disposition
  of stock options                                  -        -     2,328          -          -              -
Associate  stock purchase plan discounts            -        -     (179)          -          -              -
Foreign currency translation adjustment             -        -         -          -          -        (1,352)        (1,352)
Unrealized gain on available-for-sale
  equity securities, net of deferred tax
  expense of $6,810                                 -        -         -          -          -         12,006         12,006
Reclassification adjustment for losses
recognized in net loss, net of deferred
  taxes of $33,036                                  -        -         -          -          -         58,732         58,732
Net loss                                            -        -         -   (42,366)          -                      (42,366)
                                             ----------------------------------------------------------------------------------
Comprehensive income                                                                                                  27,020
                                                                                                                 ==============
Balance at December 29, 2001                   36,565    $ 366   216,811    188,550   (20,799)          9,911
                                             =================================================================



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
For the years ended December 29, 2001, December 30, 2000 and January 1, 2000

                                                                               2001        2000          1999
                                                                           -------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                        $ (42,366)      105,265      (1,211)
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
        Depreciation and amortization                                          47,305       37,988       31,388
        Common stock received as consideration for sale of license software     (750)      (6,150)            -
        Write down of investment                                              127,616            -            -
        Gain on software license settlement                                   (7,580)            -            -
        Realized gain on exchange of stock                                          -    (188,654)            -
        Realized loss on sale of stock                                            385       38,462            -
        Write-down of intangible assets                                             -        6,687            -
        Write-off of acquired in-process research and development                   -        4,900            -
        Non-recurring fixed fee implementation cost                                 -            -        9,449
        Non-recurring branch restructure charge                                     -            -        1,358
        Extraordinary item, net of tax                                              -            -        1,395
        Issuance of common stock grants as compensation                             -           31           40
        Non-employee stock option compensation expense                            215          229          239
        Equity in losses of affiliates                                          1,525        1,095          423
        Provision for deferred income taxes                                  (43,199)       67,640      (3,165)
        Tax benefit from disqualifying dispositions of stock options            2,328        3,525          594
        Loss on disposal of capital equipment                                       -           33          478
Changes in operating assets and liabilities (net of businesses acquired):
        Receivables, net                                                     (26,389)     (14,994)        6,200
        Inventory                                                             (3,252)          595        1,389
        Prepaid expenses and other                                            (8,216)      (7,025)          844
        Accounts payable                                                      (4,572)      (3,389)      (5,207)
        Accrued income taxes                                                   10,207      (5,329)         461
        Deferred revenue                                                      (2,164)        5,280     (16,676)
        Other current liabilities                                              13,745        7,124        (610)
                                                                           -------------------------------------
Total adjustments                                                             107,204     (51,952)       28,600
                                                                           -------------------------------------
Net cash provided by operating activities                                      64,838       53,313       27,389
                                                                           -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of capital equipment                                        (17,654)     (16,154)     (14,345)
        Purchase of land, buildings, and improvements                         (8,068)            -            -
        Acquisition of businesses, net of cash received                       (4,045)     (16,829)            -
        Investment in affiliates                                              (1,664)      (7,370)     (13,615)
        Proceeds from sale of stock of available for sale securities            1,572       26,152            -
        Advances to affiliates                                                      -        1,000      (1,000)
        Issuance of notes receivable                                            (205)        (385)      (3,628)
        Repayment of notes receivable                                             707        1,152            -
        Capitalized software development costs                               (37,828)     (30,982)     (30,192)
                                                                           -------------------------------------
Net cash used in investing activities                                        (67,185)     (43,416)     (62,662)
                                                                           -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt                               18,088            -       99,568
        Repayment of long-term debt                                           (1,634)        (967)     (32,167)
        Proceeds from sale of common stock                                          -            -            -
        Proceeds from exercise of options                                       4,067        7,052          625
        Associate stock purchase plan discounts                                 (179)            -            -
                                                                           -------------------------------------
Net cash provided by financing activities                                      20,342        6,085       68,026
                                                                           -------------------------------------
Foreign currency translation adjustment                                       (1,352)        (766)          266
                                                                           -------------------------------------
Net increase  in cash and cash equivalents                                     16,643       15,216       33,019
Cash and cash equivalents at beginning of year                                 90,893       75,677       42,658
                                                                           -------------------------------------
Cash and cash equivalents at end of year                                   $  107,536       90,893       75,677
                                                                           =====================================
Supplemental disclosures of cash flow information
Cash paid during the year for:
        Interest                                                           $    7,341        7,348        5,448
        Income taxes, net of refund                                             9,535          930        1,647

Noncash investing and financing activities
        Issuance of common stock for acquisition of business                   17,671       14,062            -
        Issuance of notes payable for acquisition of business                       -        1,385            -
        Addition to paid-in capital for the fair value of
                employee stock options exchanged in the acquisition
                of business                                                         -        1,089            -

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

(c) Revenue Recognition - Revenues are derived primarily from the sale of clinical and financial information systems and solutions. The components of these revenues are the licensing of computer software, software support and hardware maintenance, remote hosting and outsourcing, training, installation, consulting and implementation services, subscription content, and the sale of computer hardware and sublicensed software.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements". SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software products). The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense software based on the prices for these elements when they are sold separate from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgements which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical and financial information systems. The predominant method is a perpetual software license agreement, project related installation services, implementation and consulting services, computer hardware and sublicensed software, and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

The Company provides installation services, which include project scoping services, conducting pre-installation audit, and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized over the software installation period using output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installment, typically a three to six month process.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting and post conversion review services. Implementation and consulting services are generally not deemed to be essential to the functionality of the software, and, thus, do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from six months to three years.

Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods of 5 to 10 years. Revenues from these arrangements are recognized as the services are performed.

Software maintenance fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted maintenance term. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Subscription and content fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contracted terms.

Hardware and sublicensed software sales are generally recognized upon delivery to the customer.

The Company also offers its products on an application service provider ("ASP") or term license basis, making available Company software functionality on a remote processing basis from the Company's data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third party costs and direct software installation and implementation costs. These costs are amortized over the term of the arrangement.

In the event the Company contractually agrees to develop new or customized software code for a client, the Company will utilize percentage of completion accounting in accordance with SOP 81-1.

Deferred revenue is comprised of deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at December 29, 2001, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 29, 2002.

(d) Fiscal Year - The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2001, 2000 and

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1999, the Company capitalized $37,828,000, $30,982,000 and $30,192,000, respectively, of total software development costs of $113,872,000, $90,694,000, and $88,699,000, respectively. Amortization expense of capitalized software development costs in 2001, 2000, and 1999 was $24,142,000, $18,713,000, and
$14,156,000, respectively, and accumulated amortization was $100,553,000, $76,411,000, and $57,698,000, respectively.

The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators, internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software may become less valuable or obsolete and could be subject to impairment.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at December 29, 2001 and December 30, 2000 was $18,212,000 and $26,601,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

(h) Inventory - Inventory consists primarily of computer hardware and sub-licensed software held for resale and is recorded at the lower of cost (first-in, first-out) or market.

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

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(In thousands, except per share data)

                                        2001                               2000                               1999
                           ---------------------------------------------------------------------------------------------------------
                                                       Per-                                Per-                               Per-
                            Earnings       Shares      Share      Earnings     Shares      Share     Earnings      Shares     Share
                           (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator) Amount
                           ---------------------------------------------------------------------------------------------------------
Earnings per share before
  extraordinary item
Basic earnings (loss)
  per share
Income available to
  common stockholders      $  (42,366)      34,907     $(1.21)     105,265     34,123      $ 3.08       184         33,623     $ .01
                                                       =======                            ========                            ======
Effect of dilutive
  securities
Stock options                       --          --                      --      1,480                    --            293
Diluted earnings (loss)
  per share
Income available to
  common stockholders
  including assumed        ---------------------------------------------------------------------------------------------------------
  conversions              $  (42,366)      34,907     $(1.21)     105,265     35,603      $ 2.96       184         33,916     $ .01
                           =========================================================================================================
Net earnings (loss)
  per share
Basic earnings (loss)
  per share
Income available to
  common stockholders         (42,366)      34,907     $(1.21)     105,265     34,123      $ 3.08    (1,211)        33,623    $(.04)
                                                       =======                            ========                           =======
Effect of dilutive
  securities
Stock options                       --          --                      --      1,480                     --           293
Diluted earnings (loss)
  per share
Income available to
  common stockholders
  including assumed        ---------------------------------------------------------------------------------------------------------
  conversions                 (42,366)      34,907     $(1.21)     105,265     35,603      $ 2.96    (1,211)        33,916    $(.04)
                           =========================================================================================================

Options to purchase 299,000, 521,000, and 3,185,000 shares of common stock at per share prices ranging from $48.19 to $574.82, $35.88 to $84.07, and $17.50 to $31.00 were outstanding at the end of 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Additionally, all options were excluded from the 2001 diluted earnings per share computations as the effect of their inclusion would have been anti-dilutive on the loss per share calculation.

(k) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was $23,813, ($518,000) and $95,000 in 2001, 2000 and 1999, respectively.

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

(m) Goodwill - Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over four to eight years. Accumulated amortization was $8,727,000, and $5,964,000 at the end of 2001, and 2000, respectively. The Company assesses the recoverability of goodwill based on forecasted undiscounted future operating cash flows.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combinations must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, retired or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill from previous acquisitions will no longer be subject to amortization, but will be subject to annual evaluations for impairment based on fair value. The Company completed two acquisitions subsequent to June 30, 2001, which resulted in approximately $14.2 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amortization for 2001 was approximately $2,247,000. Management is currently reviewing the impact that the provisions of this statement will have on the Company's financial statements.

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

(o) Segment Reporting - In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

(p) Concentrations - Substantially all of the Company's cash and cash equivalents, short-term investments, are held at two major U.S. financial institutions. The majority of the Company's cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Substantially all of the Company's clients are integrated delivery networks, hospitals, and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company's access to certain software and hardware components are dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and mangement's judgements. The

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Company's allowance for doubtful accounts as of December 29, 2001 and December 30, 2000 was $6,880,000 and $5,999,000, respectively.

2  Business Acquisitions

During the three years ended December 29, 2001, the Company completed six acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statement of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the software industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility, individually or in the aggregate, are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over five to seven years, except for the goodwill for the acquisitions in 2001, which were not amortized in accordance with SFAS 142. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The IPRD amounts in the table below are reflected as one-time charges to earnings at the date of acquisition.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


A summary of the Company's purchase acquisitions for the three years ended December 29, 2001, is included in the following table (in millions, except share amounts):

-------------------------------------------------------------------------------------------------------------------------
Entity Name, Description of                                    Developed              Customer
Business Acquired, and         Date  Consideration  Goodwill   Technology  Workforce     Base     IPRD       Form of
Reason  Business Acquired                                                                                  Consideration
-------------------------------------------------------------------------------------------------------------------------
Fiscal 2001 Acquisitions
-------------------------------------------------------------------------------------------------------------------------

Dynamic Healthcare             12/01     $20.0        $9.2        $7.5         --         --       --      $2.3 cash
Technologies (d) (e)                                                                                       $17.7 362,000
                                                                                                           shares of
                                                                                                           common stock
                                                                                                           issued
Clinical and diagnostic
workflow for pathology,
laboratory and radiology

Intergrate technology into
Cerner Millennium
-------------------------------------------------------------------------------------------------------------------------
                                7/01      $3.6        $5.0        $0.2         --         --       --      $3.6 cash
APACHE Medical Systems
(d) (f)

   Clinical decision support
/outcomes management systems

Integrate knowledge into
Cerner Millennium
-------------------------------------------------------------------------------------------------------------------------
Fiscal 2000 Acquisitions
-------------------------------------------------------------------------------------------------------------------------
ADAC Healthcare Information    11/00      $5.3        $3.4        $3.0        $.4       $1.7      $1.7     $3.9 cash
Systems, Inc. (a) (f)                                                                                      $1.4 note
                                                                                                           payable
   Image management solutions
for radiology departments

Integrate technology into
Cerner Millennium
-------------------------------------------------------------------------------------------------------------------------
CITATION Computer Systems,      8/00     $17.8        $8.3        $2.7       $1.2       $2.0      $3.2     $2.6 cash
Inc. (b)                                                                                                   $14.1 594,000
                                                                                                           shares of
Laboratory systems for small                                                                               common stock
to mid-sized hospitals                                                                                     issued
                                                                                                           $1.1 vested
Integrate technology into                                                                                  options
Cerner Millennium                                                                                          assumed
-------------------------------------------------------------------------------------------------------------------------
Mitch Cooper & Associates (f)   4/00      $2.0        $2.0          --         --         --       --      $2.0 cash

Supply chain re-engineering
consulting practice

Integrated knowledge into
Cerner Millennium
-------------------------------------------------------------------------------------------------------------------------
Health Network Ventures,        4/00      $8.3        $4.2          --         --         --       --      $8.3 cash
Inc. (c)

   Software solutions that
enable transaction processing
between providers and other
health-related entities

Integrate knowledge into
Cerner Millennium
-------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(a) The acquired in-process research and development is related to the PACS (Picture Archiving and Communications Systems) product. The PACS product, when integrated with the Company's radiology information system, provides a comprehensive radiology solution, from automating and streamlining the information workflow to complete image management. PACS was approximately 86% complete at the time of the acquisition. When ADAC HCIS was acquired, management projected that PACS would be completed in 3 months at an estimated cost of $150,000. The risks associated with PACS are like any other software development project and include changes in technology and competition. The PACS project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. PACS was complete at the end of 2001.

(b) The acquired in-process research and development is related to CITATION's enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory's general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was approximately 85% complete at the end of 2001. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM was complete at the end of 2001.

(c) Subsequent to the acquisition of Health Network Ventures, Inc., the Company determined that it would discontinue the portion of the business focused on individual physician practice connectivity and transaction processing. As a result of this decision, the Company recorded a non-recurring charge in the second quarter of 2000 in the amount of $6,687,000 related to a write-down of intangible assets.

(d) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

                                            Dynamic
                                           Healthcare          APACHE Medical
                                          Technologies             Systems
                                       ----------------------------------------

              Current Assets                $10,896,000            $249,000
              Total Assets                  $29,087,000          $5,728,000
              Current Liabilities           $14,335,000          $2,129,000
              Total Liabilities              $9,116,000          $2,178,000

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(e) The Company is in the process of obtaining additional information regarding the valuation of certain contracts acquired from DHT in making a final determination in the allocation of the purchase price to the net assets acquired. Any adjustment to the valuation of these contracts would result in a corresponding adjustment to the amount assigned to goodwill.

(f) The following goodwill amounts are deductible for tax purposes:

                                                       Goodwill Deductible for
                                                             tax purposes
                                                      -------------------------
     APACHE Medical Systems                                   $5,000,000
     ADAC Healthcare Information Systems, Inc.                $3,400,000
     Mitch Cooper & Associates                                $2,000,000

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

    (In thousands)                               2001             2000
                                             ------------      ----------
         Accounts receivable                 $    139,491          96,946
         Contracts receivable                      80,714          91,090
                                             ------------      ----------

     Total receivables                       $    220,205         188,036
                                             ============      ==========

Substantially all receivables are derived from sales and related support and maintenance of the Company's clinical and financial information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2001, 2000 and 1999 are amounts due from healthcare providers located in foreign countries of $19,611,000, $23,600,000 and $17,704,000, respectively. Consolidated revenues include foreign sales of $22,350,000, $25,815,000, and $24,001,000, during 2001, 2000 and 1999, respectively. Consolidated long-lived assets at the end of 2001, and 2000, include foreign long-lived assets of $776,000, and $649,000, respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 2001, and 2000 the allowance for estimated uncollectible accounts was $6,880,000, and $5,999,000, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4  Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)                                                         2001             2000
                                                                    -----------      -----------
Furniture and fixtures                                              $   27,339           24,004
Computer and communications equipment                                   96,855           82,769
Marketing equipment                                                      2,381            2,045
Shop equipment                                                           2,902            2,902
Leasehold improvements                                                  26,578           21,533
Capital lease equipment                                                  2,202            1,104
Land, buildings, and improvements                                       43,809           32,437
                                                                    -----------      -----------
                                                                       202,066          166,794
Less accumulated depreciation and amortization                         107,361           84,560
                                                                    -----------      -----------

Total property and equipment, net                                   $   94,705           82,234
                                                                    ===========      ===========

5  Investments

Investments consist of the following:

(In thousands)                                                          2001            2000
                                                                    -----------     ------------
Investments in available-for-sale equity securities, at cost        $   85,964          194,268
Plus unrealized holding gain (loss)                                     18,816         (91,768)
                                                                    -----------     ------------
Investment in available-for-sale equity securities, at fair            104,780          102,500
value
Investments in non-marketable equity securities, at cost                18,212           26,601
Investments accounted for under the equity method                            -            1,525
                                                                    -----------     ------------

Total investments, net                                              $  122,992          130,626
                                                                    ===========     ============

At December 29, 2001, the Company owned 14,820,527 shares of common stock of WebMD Corporation (WebMD) (formerly CareInsite, Inc.), which have a cost basis of $85,811,000 and a carrying value of $104,485,000, as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At December 29, 2001 the Company also holds 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

On February 13, 2000 CareInsite entered into an agreement to merge with WebMD. The merger of CareInsite and WebMD ("Merger") closed on September 12, 2000. Prior to the merger, the carrying value of the CareInsite stock was $6.22 per share, and the market price of WebMD on September 12, 2000 was $15.00 per share. Upon the exchange of CareInsite stock for WebMD stock, the Company recorded a non-recurring investment gain of $120,362,000, net of tax, as a result of the exchange.

On December 12, 2000, the Company sold 4,273,509 shares of WebMD for $25,641,000. Accordingly, the Company recorded a non-recurring investment loss of $24,539,000, net of tax, as a result of the sale.

On June 18, 2001 the Company reached an agreement with WebMD regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax, in gain on software license settlement in the accompanying consolidated statement of operations. The Company's policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 per share to $5.79 per share. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

6  Indebtedness

The Company has a loan agreement with a bank that provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company's option at a rate based on prime (4.75% at December 29, 2001) less .5% or LIBOR (1.87% at December 29, 2001) plus 1.35%. The interest rate may be reduced by up to .5% if certain net worth ratios are maintained. At December 29, 2001, the Company had $15,000,000 in outstanding borrowings under this agreement and had $45,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 1/4% is payable quarterly on the unused portion of the revolving line of credit. The revolving line of credit matures on September 30, 2002.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66% are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company's existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company's cash position. During 1999 in connection with the early extinguishment of debt, the Company incurred an extraordinary loss for a prepayment penalty and write-off of deferred loan costs of $1,395,000 net of taxes. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company's ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 29, 2001.

The Company also has capital lease obligations and other notes payable amounting to $4,319,000, payable over the next four years.

The aggregate maturities for the Company's long-term debt is as follows (in thousands):


2002                      $    27,187
2003                           16,132
2004                           18,667
2005                           18,667
2006                           18,667
2007 and thereafter            19,999
                          -----------
                          $   119,319
                          ===========

The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The fair value of the Company's long-term debt is $97,686,000 at December 29, 2001.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7  Interest Income and Expense

A summary of interest income and expense is as follows:

(In thousands)                         2001               2000               1999
                                   ---------------------------------------------------
Interest income                    $      2,896               3,645             2,582
Interest expense                        (7,321)             (7,316)           (5,978)
                                   -------------     ---------------     -------------

Interest expense, net              $    (4,425)             (3,671)           (3,396)
                                   =============     ===============     =============

8  Stock Options, Warrants and Equity

At the end of 2001 and 2000, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

At December 29, 2001, the Company had five fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

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

Initially, under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants or advisors to the Company options to purchase up to 50,000 shares of common stock through January 1, 2005. Additional shares were approved by the Company's shareholders on May 17, 1994, May 16, 1995 and May 22, 1998, increasing the total authorized to grant to 4,600,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Initially, under Stock Option Plan E, the Company was authorized to grant to associates (other than officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934), consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. Additional shares of 1,100,000 and 1,000,000 were approved by the Company's Board of Directors on December 8, 2000 and March 9, 2001, respectively, increasing the total authorized to grant to 4,100,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 2,000,000 shares of common stock awards. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. However, not more than 500,000 of such shares will be available to granting any types of grants other than options or stock appreciation rights.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The Company has also granted 504,507 other non-qualified stock options under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years. The Company recognized expenses related to the non-qualified stock options of $215,000 and $229,000 for 2001 and 2000, respectively. In 2000, the Company granted an additional 350,000 stock options to a third party at an exercise price equal to the fair market value on the date of grant. The options are vested and become exercisable at the earlier of five years or when certain conditions are met.

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

A combined summary of the status of the Company's five fixed stock option plans and other stock options at the end of 2001, 2000, and 1999, and changes during these years ended is presented below:

                                        2001                     2000                      1999
                                 -----------------------------------------------------------------------------
                                                 Weighted-                Weighted-                 Weighted-
                                     Number       average      Number      average      Number       average
                                       Of        exercise        Of       exercise        of         exercise
Fixed options                        Shares        price       Shares       price       shares        price
--------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year   6,300,265     $  22.50    5,529,995     $  19.79    5,488,191        20.38
Granted                            1,483,998        47.37    1,684,144        31.50    1,447,246        16.69
Exercised                           (235,942)       17.46     (455,706)       17.23     (255,747)        4.91
Forfeited                           (304,097)       26.04     (458,168)       21.13   (1,149,695)       22.40
--------------------------------------------------------------------------------------------------------------
Outstanding at end of year         7,244,224     $  28.79    6,300,265     $  22.50    5,529,995      $ 19.79
                                 ============               ===========              ============

Options exercisable at year-end    1,825,150     $  24.29    1,458,001     $  20.97    1,297,147      $ 19.49

The following table summarizes information about fixed and other stock options outstanding at December 29, 2001.

                           Options outstanding                                 Options exercisable
--------------------------------------------------------------------     -------------------------------
   Range of         Number     Weighted-average                             Number
   Exercise      outstanding       remaining      Weighted-average        exercisable   Weighted-average
    Prices       At 12/29/01   contractual life    exercise price         at 12/29/01    exercise price
--------------------------------------------------------------------     -------------------------------
 $ 5.90-17.04     1,818,787       15.1 years         $   14.71              676,413        $   14.59
  17.25-25.00     2,122,915       11.0                   22.06              633,861            21.39
  25.50-43.29     2,176,636       10.7                   34.27              466,389            29.04
 43.33-574.82     1,125,886       7.5                    53.69               48,487           151.91
                 -----------                                             -----------
  5.90-574.82     7,244,224      11.4                    28.79            1,825,150            24.29
                 ===========                                             ===========

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $25.93, $18.96 and $10.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         2001           2000           1999
                                    -----------------------------------------

Expected years until exercise              4.7            4.7              8
Risk-free interest rate                   4.5%           5.0%           6.9%
Expected stock volatility                71.3%          72.1%          61.3%
Expected dividend yield                     0%             0%             0%

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share on a diluted basis would have been reduced by approximately $11,172,000 or $.30 per share in 2001, approximately $7,527,000 or $.21 per share in 2000 and approximately $3,922,000 or $.12 per share in 1999.

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

9  Associate Stock Purchase Plan

The Company established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. Under APB No. 25 the ASPP qualifies as a non-compensatory plan and no compensation expense has been recognized.

10  Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant's contribution. The Company's expense for the plan amounted to $3,269,000, $2,532,000 and $1,187,000 for 2001, 2000 and 1999, respectively.

The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year. Only participants in the Plan are eligible to receive the discretionary match contribution. For the year ended December 29, 2001 and December 30, 2000, the Company expensed $3,688,000 and $1,100,000 for discretionary distributions, respectively.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11  Income Taxes

Income tax expense (benefit) before extraordinary item for the years ended 2001, 2000 and 1999, consists of the following:

   (In thousands)                          2001          2000          1999
                                        --------------------------------------
   Current:
   Federal                              $  20,129           175          3,514
   State                                    2,862          (70)            573
   Foreign                                  (740)         (887)          (804)
                                        ---------     ---------     ----------
   Total current                           22,251         (782)          3,283
                                        ---------     ---------     ----------
   Deferred:
   Federal                               (41,307)        63,524        (2,891)
   State                                  (1,451)         4,482          (288)
   Foreign                                  (441)          (366)           14
                                         --------     ---------     ----------
   Total deferred                        (43,199)        67,640        (3,165)
                                        ---------     ---------     ----------

   Total income tax expense (benefit)   $(20,948)        66,858            118
                                        =========     =========     ==========

Income tax benefit attributable to the extraordinary item (early retirement of debt) was $865,000 in 1999. Income tax expense (benefit) allocated to stockholders' equity for unrealized holding gain (losses) on available-for-sale equity securities was ($39,846,000) and ($92,842,000) for the years ended 2001 and 2000, respectively.

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2001 and 2000 relate to the following:

   (In thousands)                                       2001           2000
                                                     --------------------------

   Deferred Tax Assets

   Accrued expenses                                  $    6,304          6,395
   Separate return net operating losses                  14,151         12,281
   Other                                                  2,726          1,718
                                                     -----------   ------------
   Total deferred tax assets                             23,181         20,394
                                                     -----------   ------------
   Deferred Tax Liabilities

   Unrealized gain on investments                      (10,754)       (21,975)
   Software development costs                          (40,673)       (32,143)
   Contract and service revenues and costs             (40,559)       (37,930)
   Depreciation and amortization                        (2,622)        (2,764)
   Other                                                (1,464)        (1,446)
                                                     -----------   ------------
   Total deferred tax liabilities                      (96,072)       (96,258)
                                                     -----------   ------------

   Net deferred tax liability                        $ (72,891)       (75,864)
                                                     ===========   ============

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The effective income tax rates for 2001, 2000, and 1999 were 33%, 39%, and 39%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

   (In thousands)                                       2001           2000          1999
                                                    ------------------------------------------
   Tax expense (benefit) at statutory rates         $  (22,160)         60,243            106
   State income tax, net of federal benefit                  43          2,972             10
   Goodwill                                                 705          4,225            259
   Other, net                                               464          (582)          (257)
                                                    -----------    -----------    -----------

   Total income tax expense (benefit)               $  (20,948)         66,858            118
                                                    ===========    ===========    ===========

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company's stock option plans. The 2001, 2000, and 1999 benefits of $2,328,000, $3,525,000, and $594,000, respectively, are treated as increases to additional paid-in capital.

12  Related Party Transactions

The Company loaned $165,000 in 2001 and $160,000 in 2000, to the Company's senior management under the terms of the Executive Stock Purchase Program ("Program"). The purpose of the Program is to advance the interests of the Company, the Company's senior management, and the Company's shareholders by offering the Company's senior management an incentive to purchase shares of the Company's stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The balance of these loans, including accrued interest, at December 29, 2001 and December 30, 2000 was $2,543,000 and $2,764,000, respectively.

The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2001 and 2000, respectively, the Company paid an aggregate of $548,000 and $496,000 for the rental of the airplane. The airplane is used principally by Mr. Patterson, Mr. Tobin, Mr. Black and Mr. Devanny to make client visits.

On July 1, 2001, the Company completed its purchase of certain assets and certain liabilities for cash of APACHE Medical Systems, Inc., a Delaware corporation ("APACHE"), as further described in note 2, Business Acquisitions. One of the Company's directors, Gerald E. Bisbee, Jr., Ph.D., was at the time Chairman of the Board and a shareholder of APACHE.

13  COMMITMENTS

The Company leases space to unrelated parties in its North Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $183,000, $624,000 and $1,005,000, in 2001, 2000 and 1999, respectively.

The Company is committed under operating leases for office space through October 2006. Rent expense for office and warehouse space for the Company's regional and global offices for 2001, 2000 and 1999 was $2,718,000, $1,735,000 and
$2,226,000, respectively. Future minimum lease revenues (in thousands) and aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                        Future
                                       Minimum
                                        lease
                         Years       commitments
                   -------------------------------

                          2002        $   5,419
                          2003            5,449
                          2004            3,588
                          2005            1,257
                          2006              425


At December 29, 2001, the Company was committed to spending between $35,000,000 to $40,000,000 under a construction contract for a new building at its Kansas City headquarters complex.

In December, 1999, the Company made a decision to close five of its branch offices. The Company created a regional branch structure in 1994 in order to bring associates closer to its clients. The natural evolution of that strategy and the ability to leverage internal information technology infrastructure to create a more virtual workplace resulted in a significant decrease in utilization of certain regional offices. This led to the decision to close these physical locations. The Company recorded a charge of $1.4 million in sales and client service expenses in the 1999 fourth quarter to provide for the costs of closing these locations, primarily based on estimated lease cancellation fees. All of these costs were paid in 2000.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


14  Quarterly Results (unaudited)

Selected quarterly financial data for 2001 and 2000 is set forth below:

                                                           Earnings (loss)                       Basic
(In thousands, except per share data)                       before income          Net          earnings           Diluted
                                                              taxes and          earnings        (loss)        earnings (loss)
                                            Revenues     extraordinary item       (loss)        per share         per share
                                        ----------------------------------------------------------------------------------------
2001 quarterly results:
March 31                                  $   120,996           10,428             6,328            .18               .17
June 30 (1) (2)                               129,986        (107,470)          (68,983)         (1.98)            (1.98)
September 29                                  139,837           15,459             9,242            .26               .25
December 29                                   151,786           18,269            11,047            .32               .30
--------------------------------------------------------------------------------------------------------------------------------

Total                                     $   542,605         (63,314)          (42,366)
                                          ===========        =========          ========
2000 quarterly results:

April 1                                   $    87,107            3,986             2,392            .07               .07
July 1 (3)                                     93,502               44           (2,613)          (.08)             (.08)
September 30 (4)(5)                           104,325          195,588           123,336           3.61              3.45
December 30 (6)(7)                            119,570         (27,495)          (17,850)          (.51)             (.51)
--------------------------------------------------------------------------------------------------------------------------------

Total                                     $   404,504          172,123          105,265
                                          ===========        =========          ========

(1) Includes a non-recurring gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.13 for the second quarter and for 2001.

(2) Includes a non-recurring charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($2.23) for the second quarter and ($2.21) for 2001.

(3) Includes a non-recurring charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.19) for the second quarter and for 2000.

(4) Includes a non-recurring charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.09) for the third quarter and for 2000.

(5) Includes a non-recurring investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this non-recurring investment gain on diluted earnings per share was $3.37 for the third quarter and $3.38 for 2000.

(6) Includes a non-recurring charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this non-recurring charge on diluted earnings per share was ($.03) for the fourth quarter and for 2000.

(7) Includes a non-recurring investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this non-recurring

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     investment loss on diluted earnings per share was ($.67) for the fourth quarter and ($.69) for 2000.

                          Independent Auditors' Report
                         on Financial Statement Schedule



The Board of Directors
Cerner Corporation:


Under date of January 23, 2002, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Kansas City, Missouri
January 23, 2002

                               Cerner Corporation
                        Valuation and Qualifying Accounts            Schedule II


                                                            Additions
                                           Balance at       Charged to       Additions
                                            Beginning       Costs and         Through                          Balance at
             Description                    of Period        Expenses      Acquisitions      Deductions      End of Period
----------------------------------------------------------------------------------------------------------------------------
For Year Ended January 1, 2000

Doubtful Accounts and Sale Allowances     $   3,405,000    $  1,354,000    $           0    $          0     $    4,759,000

                                                            Additions
                                           Balance at       Charged to       Additions
                                            Beginning       Costs and         Through                          Balance at
             Description                    of Period        Expenses      Acquisitions      Deductions      End of Period
----------------------------------------------------------------------------------------------------------------------------
For Year Ended December 30, 2000

Doubtful Accounts and Sale Allowances     $   4,759,000    $          0    $   1,341,000    $  (101,000)     $    5,999,000

                                                            Additions
                                           Balance at       Charged to       Additions
                                            Beginning       Costs and         Through                          Balance at
             Description                    of Period        Expenses      Acquisitions      Deductions      End of Period
----------------------------------------------------------------------------------------------------------------------------
For Year Ended December 29, 2001

Doubtful Accounts and Sale Allowances     $   5,999,000    $    800,000    $     365,000    $  (284,000)     $    6,880,000