Form 10-Q
period 2002-03-31
CERNER CORP /MO/
filed 2002-05-14
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________________ to  _______________________

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

Yes ☑         No

        There were 35,397,663 shares of Common Stock, $.01 par value, outstanding at March 30, 2002.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 30, 2002 (unaudited) and December 29, 2001	1

	Consolidated Statements of Earnings for the three months ended March 30, 2002 and March 31, 2001 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Not applicable)

Part II	Other Information:

Item 6.	Exhibits and Reports on Form 8-K	15

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
(In thousands)	2002	2001

	(unaudited)
Assets

Current Assets:

Cash and cash equivalents	$74,465	$107,536

Receivables	240,681	220,205

Inventory	7,019	5,834

Prepaid expenses and other	17,771	14,101

Total current assets	339,936	347,676

Property and equipment, net	105,688	94,705

Software development costs, net	100,809	96,962

Goodwill, net	24,813	23,879

Intangible assets, net	17,134	18,015

Investments	130,941	122,992

Other assets	8,216	8,073

	$727,537	$712,302

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable	$28,026	$20,942

Current installments of long-term debt	28,120	27,817

Deferred revenue	51,380	53,304

Income taxes	4,896	5,661

Accrued payroll and tax withholdings	31,853	40,565

Other accrued expenses	11,110	10,529

Total Current Liabilities	155,385	158,188

Long-term debt	91,196	92,132

Deferred income taxes	65,094	62,393

Deferred revenue	3,750	4,750

Stockholders’ Equity:

Common stock, $.01 par value, 150,000,000 shares authorized, 36,599,288 shares issued at March 30, 2002 and 36,564,690 issued in 2001	366	366

Additional paid-in capital	217,189	216,811

Retained earnings	198,954	188,550

Treasury stock, at cost (1,201,625 shares)	(20,799)	(20,799)

Accumulated other comprehensive income:

Foreign currency translation adjustment	(1,561)	(2,095)

Unrealized gain on available-for-sale equity securities (net of deferred tax liability of $10,160 for 2002 and $6,810 for 2001)	17,963	12,006

Total stockholders’ equity	412,112	394,839

	$727,537	$712,302

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended

	March 30,	March 31,
	2002	2001

(In thousands, except per share data)

Revenues:

System sales	$79,244	$53,390

Support, maintenance and services	96,036	67,511

Total revenues	175,280	120,901

Costs and expenses:

Cost of revenues	40,444	25,738

Sales and client service	74,418	50,155

Software development	29,693	24,005

General and administrative	12,042	9,673

Total costs and expenses	156,597	109,571

Operating earnings	18,683	11,330

Other income (expense):

Interest expense, net	(1,523)	(612)

Loss on sale of investment	—	(385)

Other income, net	11	95

Total	(1,512)	(902)

Earnings before income taxes	17,171	10,428

Income taxes	(6,767)	(4,100)

Net earnings	$10,404	$6,328

Basic earnings per share	$.29	$.18

Basic weighted average shares outstanding	35,377	34,795

Diluted earnings per share	$.28	$.17

Diluted weighted average shares outstanding	37,213	36,765

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30, 2002	March 31, 2001

(In thousands)

Cash flows from operating activities:

Net earnings	$10,404	$6,328

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization	13,351	11,723

Realized loss on sale of stock	—	385

Non-employee stock option compensation expense	—	56

Equity in losses of affiliates	307	104

Provision for deferred income taxes	(638)	(249)

Changes in assets and liabilities:

Receivables, net	(20,476)	7,225

Inventory	(1,185)	133

Prepaid expenses and other	(3,202)	(1,878)

Accounts payable	5,743	(4,813)

Accrued income taxes	(776)	2,738

Deferred revenue	(2,924)	(8,538)

Other accrued liabilities	(8,570)	(1,433)

Total adjustments	(18,370)	5,453

Net cash provided by (used in) operating activities	(7,966)	11,781

Cash flows from investing activities:

Purchase of capital equipment	(12,285)	(4,502)

Purchase of land, buildings and improvements	(2,471)	(410)

Investment in investee companies	(142)	(145)

Proceeds from sale of available-for-sale securities	—	1,572

Repayment of notes receivable	—	39

Capitalized software development costs	(11,116)	(9,005)

Net cash used in investing activities	(26,014)	(12,451)

Cash flows from financing activities:

Repayment of long-term debt	(3)	(680)

Proceeds from exercise of options	378	639

Net cash provided by (used in) financing activities	375	(41)

Foreign currency translation adjustment	534	(773)

Net decrease in cash and cash equivalents	(33,071)	(1,484)

Cash and cash equivalents at beginning of period	107,536	90,893

Cash and cash equivalents at end of period	$74,465	$89,409

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

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This statement establishes requirements for reporting and display of comprehensive income and its components. For the three months ended March 30, 2002 and March 31, 2001, total Comprehensive Income (Loss), which includes foreign currency translation adjustments and unrealized gain and losses on available-for-sale equity security adjustments, amounted to $16,895,000 and ($13,169,000), respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of related reimbursements were $6,142,000 and $3,746,000 for the three months ended March 30, 2002 and March 31, 2001, respectively. Previously, such amounts were presented in sales and client service expense and reclassified to revenue and cost of revenues. In addition, the Company’s revenues and costs have been reclassified to other income.

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

	Three months ended			Three months ended
	March 30, 2002			March 31, 2001

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share Income available to common stockholders	$10,404	35,377	$.29	6,328	34,795	$.18

Effect of dilutive securities Stock options	—	1,836		—	1,970

Diluted earnings per share Income available to common stockholders including assumed conversions	$10,404	37,213	$.28	6,328	36,765	$.17

Options to purchase 727,000 and 187,000 shares of common stock at per share prices ranging from $47.33 to $574.82 and $48.94 to $84.07 were outstanding at the three-months ended March 30, 2002 and March 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3)	Business Acquisitions

On April 30, 2002, the Company purchased Zynx Health, Incorporated, (Zynx), for approximately $23 million, $15 million in cash and $8 million in software credits. Zynx is widely recognized for advancing evidence-based medicine through solutions and services that deliver the latest scientific knowledge and best practices. Cerner intends to integrate the evidence-based content from Zynx into the Cerner Millennium ™ technology platform.

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

(In thousands)	March 30,	December 29,
	2002	2001

Accounts receivable	$152,807	139,491

Contracts receivable	87,874	80,714

Total receivables	$240,681	220,205

(5)	Investments

At March 30, 2002, the Company owned 14,820,527 shares of common stock of WebMD Corporation (WebMD) (formerly CareInsite, Inc.), which have a cost basis of $85,811,000 and a carrying value of $113,822,000, as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At March 30, 2002 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

(6)	Goodwill and Other Intangible Assets

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. Management is currently in the process of determining whether or not any of the Company’s goodwill is impaired.

The Company’s intangible assets, other than goodwill, are all subject to amortization and are as follows:

(In thousands)
	March 30, 2002		December 29, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased software	$19,140	5,280	19,140	4,508

Customer lists	3,700	786	3,700	654

Patents	366	46	336	40

Non-compete agreements	50	10	50	8

Total	$23,256	6,122	23,226	5,210

Aggregate amortization expense for the three months ended March 30, 2002 was $912,000. Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2002	$3,401

	2003	3,322

	2004	3,301

	2005	2,983

	2006	2,016

The changes in the carrying amount of goodwill for the three months ended March 30, 2002 are as follows:

Balance as of December 29, 2001	$23,879

Goodwill acquired during the three months ended March 30, 2002	934

Balance as of March 30, 2002	$24,813

The following is a reconciliation of reported net earnings to adjusted net earnings to exclude the effect of amortization expense in the first quarter of 2002 for goodwill that is no longer being amortized.

(In thousands, except per share data)

	For the three months ended

	March 30, 2002	March 31, 2001

Reported net earnings	$10,404	6,328

Add back: Goodwill amortization	—	459

Adjusted net earnings	10,404	6,787

Basic earnings per share:

Reported net earnings	$.29	.18

Add back: Goodwill amortization	—	.01

Adjusted net earnings	.29	.19

Diluted earnings per share:

Reported net earnings	$.29	.17

Add back: Goodwill amortization	—	.01

Adjusted net earnings	.29	.18

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

The Company’s revenues increased to $175,280,000 for the three-month period ended March 30, 2002 from $120,901,000 for the three-month period ended March 31, 2001. Net earnings increased 64% to $10,404,000 in the 2002 period from $6,328,000 for the 2001 period.

System sales revenues increased 48% to $79,244,000 for the three-month period ended March 30, 2002 from $53,390,000 for the corresponding period in 2001. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the quarter ended March 30, 2002 compared to the prior year quarter.

Support, maintenance and service revenues increased 42% to $96,036,000 during the first quarter of 2002 from $67,511,000 during the same period in 2001. Support and maintenance revenues were $42,004,000 and $34,224,000 for the first three months of 2002 and 2001, respectively. Services revenues were $54,032,000 and $33,287,000 for the first three months of 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At March 30, 2002, the Company had $614,974,000 in contract backlog and $235,318,000 in support and maintenance backlog, compared to $469,522,000 in contract backlog and $196,009,000 in support and maintenance backlog at March 31, 2001.

The cost of revenues includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 23% of total revenues in the first quarter of 2002 and 21% for the first quarter of 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period. The increase in cost of revenues is attributable primarily to higher hardware revenues in the March quarter of 2002.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 42% and 41% in the first quarter of 2002 and 2001, respectively. The increase in total sales and client service expenses to $74,418,000 in 2002 from $50,155,000 in 2001 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2002 and 2001 were $33,540,000 and $26,981,000, respectively. These amounts exclude amortization. Capitalized software costs were $11,116,000 and $9,005,000 for the first quarter of 2002 and 2001, respectively. The increase in aggregate expenditures for software development in 2002 is due to development of Cerner Millennium ® products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first quarter of 2002 and 8% in the first quarter of 2001. Total general and administrative expenses for the first quarter of 2002 and 2001 were $12,042,000 and $9,673,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,523,000 in the first quarter of 2002 compared to $612,000 in the first quarter of 2001. This increase is primarily due to an increase in borrowings and a decrease in invested cash.

The Company’s effective tax rates was 39% for the first quarter of 2002 and 2001.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $74,465,000 at March 30, 2002 and working capital of $184,551,000. The Company used net cash in operating activities of ($7,996,000) during the three-month period ended March 30, 2002 and generated net cash in operating activities of $11,781,000 during the three-month period ended March 31, 2001. Cash flow from operations decreased in the first quarter of 2002, due to primarily to an increase in receivables, which is attributable to record levels of sales and a decrease in accrued liabilities. The Company believes that the decrease in operating cash is a timing issue and does not represent a trend. The Company has $45,000,000 of long-term, revolving credit from banks. At March 30, 2002, the Company had $15,000,000 in outstanding borrowings under this agreement.

Cash used in investing activities consisted primarily of purchases of capital equipment of $12,285,000 and $4,502,000, purchases of land, buildings, and improvements of $2,471,000 and $410,000, and capitalized software development costs of $11,116,000 and $9,005,000, in the first quarter of 2002 and 2001, respectively. The increase in cash used in investing activities is related primarily to the implementation of a customer relations management system and investments in the expansion of the Company’s headquarters.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, and the Company’s line of credit will be sufficient to meet anticipated cash requirements during 2002.

At March 30, 2002, the Company was committed to spending between $35,000,000 to $40,000,000 under a construction contract for a new building at its Kansas City headquarters complex. The construction will be financed by the Company’s line of credit and cash generated from operations.

The effects of inflation on the Company’s business during the period discussed herein were minimal.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, other than temporary declines in the market value of investments, allowance for doubtful accounts, and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of the Company’s financial condition and results of operations.

Revenue Recognition

Revenues are derived primarily from the sale of clinical and financial information systems and solutions. The components of the system sales revenues are the licensing of computer software, installation, subscription content and the sale of computer hardware and sublicensed software. The components of support, maintenance and services revenues are software support and hardware maintenance, remote hosting and outsourcing, training, consulting and implementation services.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software products). The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical and financial information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, computer hardware and sublicensed software, and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

The Company provides installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized over the software installation period using output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation, typically a three-to-six month process.

The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting and post conversion review services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus, do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from six months to three years.

Remote hosting and outsourcing services are marketed under long-term arrangements generally over periods of five to 10 years. Revenues from these arrangements are recognized as the services are performed.

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

The Company also offers its products on an application service provider (“ASP”) or a term license basis, making available Company software functionality on a remote processing basis from the Company’s data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third-party costs and direct software installation and implementation costs. These costs are amortized over the term of the arrangement.

In the event the Company contractually agrees to develop new or customized software code for a client, the Company will utilize percentage of completion accounting in accordance with SOP 81-1.

Deferred revenue comprises deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at March 30, 2002, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after March 30, 2003.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During the first quarter of 2002 and 2001, the Company capitalized $11,116,000 and $9,005,000, respectively, of total software development costs of $33,540,000 and $26,981,000, respectively.

The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators, Internet-based start-up companies and others specializing in the health care industry may offer competitive products or services. The pace of change in the health care information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software may become less valuable or obsolete and could be subject to impairment.

Investments

The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. For realized gains and losses on available-for-sale investments, the Company utilizes the specific identification method as the basis to determine cost. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at March 30, 2002 and December 29, 2001 was $16,112,000 and $26,601,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

Concentrations

Substantially all of the Company’s cash and cash equivalents and short-term investments are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Federal Government Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Substantially all of the Company’s clients are integrated delivery networks, hospitals, and other health care-related organizations. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect the Company. The Company’s access to certain software and hardware components are dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of March 30, 2002 and December 29, 2001 was $7,235,000 and $6,880,000, respectively.

Goodwill

Effective December 30, 2001, the Company adopted the provision of SFAS No. 142, “Goodwill and Intangible Assets”. As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually, and whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. Estimates of future operating cash flows inherently involve substantial management judgment about the likely impacts of current and future events and conditions. Management is currently in the process of determining whether or not any of the Company’s goodwill ($24.8 million at March 30, 2002) is impaired. The Company completed two acquisitions subsequent to June 30, 2001, which resulted in approximately, $14.2 million of goodwill that was not amortized in accordance with SFAS 142. First quarter of 2001 earnings included $459,000 of amortization of goodwill, net of tax.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words “could,” “should,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast” and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including demand for the Company’s products and services, the Company’s long sales cycle, potentially long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for the Company’s Cerner Millennium ™ products, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients’ internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately one month to three years and may involve significant efforts both by the Company and the client. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company’s and the client’s ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company’s products generally do not commence until the product is in use.

The Company’s revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year.

Stock Price May Be Volatile — The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments and other factors, many of which are beyond the Company’s control.

Furthermore, the stock market in general, and the market for software, health care and high technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

Market Risk of Investments - The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

At March 30, 2002, the Company owned 14,820,527 shares of common stock of WebMD Corporation (WebMD) (formerly CareInsite, Inc.), which have a cost basis of $85,811,000 and a carrying value of $113,822,000, as these shares are accounted for as available-for-sale. 2,000,000 shares of WebMD held by the Company are not registered. At March 30, 2002 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 30, 2002, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $74 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Changes in the Health care Industry — The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the issued and pending rules under the Health Information Portability and Accountability Act of 1996 (HIPAA), will have a direct impact on the health care industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of health care organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level and to change health care financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s products and services.

Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company’s products and services. As the health care industry consolidates, the Company’s client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.

Significant Competition — The market for health care information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible products.

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company’s principal existing competitors include GE Medical Systems, Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson HBOC, Inc. and Eclipsys Corporation, each of which offers a suite of products that compete with many of the Company’s products. There are other competitors that offer a more limited number of competing products.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the health care industry may offer competitive products or services. The pace of change in the health care information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the Company’s success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced products that satisfy changing client requirements and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon — The Company relies upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company recently initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Government Regulation — The United States Food and Drug Administration (the “FDA”) has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company’s products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance prior to marketing. Complying with these FDA regulations would be time- consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in health care.

Following an inspection by the FDA in March of 1998, the Company received a Form FDA 483 (Notice of Inspectional Observations) alleging non-compliance with certain aspects of FDA’s Quality System Regulation with respect to the Company’s PathNet ® HNAC Blood Bank Transfusion and Donor products (the “Blood Bank Products”). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter including an audit by a third party of the Company’s Blood Bank Products and improvements to Cerner’s Quality System. A copy of the third- party audit was submitted to the FDA in October 1998. At the request of the FDA, additional information and clarification were submitted to the FDA in January 1999.

There can be no assurance, however, that the Company’s actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its products. FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Product Related Liabilities — Many of the Company’s products provide data for use by health care providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its products, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company which is uninsured or under-insured could materially harm its business, results of operations or financial condition.

System Errors and Warranties — The Company’s systems, particularly the Cerner Millennium ™ versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its products after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company products have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims, but such limits may not be enforceable in certain jurisdictions.

Anti-Takeover Defenses — The Company’s charter, bylaws, shareholders’ rights plan and certain provisions of Delaware law contain certain provisions that may have the effect of delaying or preventing an acquisition of the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any such transaction. These provisions include (a) a Board of Directors that is staggered into three classes to serve staggered three-year terms, (b) blank check preferred stock, (c) supermajority voting provisions, (d) inability of shareholders to act by written consent or call a special meeting, (e) limitations on the ability of shareholders to nominate directors or make proposals at shareholder meetings and (f) triggering the exercisability of stock purchase rights on a discriminatory basis, which may invoke extensive economic and voting dilution of a potential acquirer if its beneficial ownership of the Company’s common stock exceeds a specified threshold. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares.

Part II.        Other Information

Item 6.       Exhibits and Reports on Form 8-K.

(a)	Exhibits

(b)	Reports on Form 8-K

                           No reports were filed by the Company during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

May 14, 2002 Date	By:	/s/ Marc G. Naughton Marc G. Naughton Chief Financial Officer