Form 10-Q
period 2002-06-29
CERNER CORP /MO/
filed 2002-08-13
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

     Yes    X        No

     There were 35,476,097 shares of Common Stock, $.01 par value, outstanding at June 29, 2002.

CERNER CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information:
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 29, 2002 (unaudited) and December 29, 2001	1
	Consolidated Statements of Earnings for the three and six months ended June 29, 2002 and June 30, 2001 (unaudited)	2
	Consolidated Statements of Cash Flows for the six months ended June 29, 2002 and June 30, 2001 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Not applicable)
Part II.	Other Information:
Item 6.	Exhibits and Reports on Form 8-K	20

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
(In thousands)	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$143,386	$107,536
Receivables	250,058	220,205
Inventory	7,240	5,834
Prepaid expenses and other	17,333	14,101

Total current assets	418,017	347,676
Property and equipment, net	116,299	94,705
Software development costs, net	105,178	96,962
Goodwill, net	34,203	23,879
Intangible assets, net	19,554	18,015
Investments	16,915	122,992
Other assets	9,698	8,073

	$719,864	$712,302

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,759	$20,942
Current installments of long-term debt	38,136	27,817
Deferred revenue	43,164	53,304
Income taxes	41,186	5,661
Accrued payroll and tax withholdings	38,083	40,565
Other accrued expenses	10,482	10,529

Total Current Liabilities	201,810	158,188
Long-term debt	79,699	92,132
Deferred income taxes	25,903	62,393
Deferred revenue	2,750	4,750
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 36,679,096 shares issued at June 29, 2002 and 36,564,690 issued in 2001	367	366
Additional paid-in capital	218,733	216,811
Retained earnings	212,860	188,550
Treasury stock, at cost (1,202,999 shares in 2002 and 1,201,625 shares in 2001)	(20,863)	(20,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(1,385)	(2,095)
Unrealized gain/(loss) on available-for-sale equity securities (net of deferred tax benefit of $30 for 2002 and deferred tax liability of $6,810 for 2001)	(10)	12,006

Total stockholders’ equity	409,702	394,839

	$719,864	$712,302

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

(In thousands, except per share data)
Revenues:
System sales	$75,291	$56,489	$154,535	$109,878
Support, maintenance and services	105,282	73,402	201,318	140,912

Total revenues	180,573	129,891	355,853	250,790

Costs and expenses:
Cost of revenues	38,994	29,847	79,438	55,584
Sales and client service	76,837	53,202	151,255	103,357
Software development	31,569	24,366	61,262	48,371
General and administrative	12,300	8,982	24,342	18,655

Total costs and expenses	159,700	116,397	316,297	225,967

Operating earnings	20,873	13,494	39,556	24,823
Other income (expense):
Interest expense, net	(1,373)	(1,023)	(2,896)	(1,635)
Other income, net	20	95	31	191
Gain on sale of investment	4,308	—	4,308	—
Loss on sale of investment	—	—	—	(385)
Write-down of investment	—	(127,616)	—	(127,616)
Gain on software license settlement	—	7,580	—	7,580

Total	2,955	(120,964)	1,443	(121,865)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	23,828	(107,470)	40,999	(97,042)
Income taxes	(9,136)	38,487	(15,903)	34,387

Earnings (loss) before cumulative effect of a change in accounting principle	14,692	(68,983)	25,096	(62,655)
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	786	—

Net earnings (loss)	14,692	(68,983)	24,310	(62,655)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$.41	$(1.98)	$.73	$(1.80)
Cumulative effect of a change in accounting for goodwill	—	—	(.02)	—

Net earnings (loss)	$.41	$(1.98)	$.71	$(1.80)

Basic weighted average shares outstanding	35,442	34,856	34,410	34,826
Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	.39	(1.98)	.67	(1.80)
Cumulative effect of a change in accounting for goodwill	—	—	(.02)	—

Net earnings (loss)	.39	(1.98)	.65	(1.80)

Diluted weighted average shares outstanding	37,478	34,856	37,360	34,826

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended

	June 29, 2002	June 30, 2001

(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$24,310	$(62,655)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	27,168	23,580
Common stock received as consideration for sale of license software	—	(750)
Write-off of goodwill impairment	1,272	—
Gain on sale of investment	(4,308)	—
Realized loss on sale of stock	—	385
Write-down of investment	—	127,616
Gain on software license settlement	—	(7,580)
Non-employee stock option compensation expense	34	56
Equity in losses of affiliates	—	1,093
Provision for deferred income taxes	(29,627)	(44,801)
Changes in assets and liabilities (net of business acquired):
Receivables, net	(28,817)	(4,582)
Inventory	(1,406)	1,166
Prepaid expenses and other	(4,400)	(5,601)
Accounts payable	4,895	6,644
Accrued income taxes	35,413	5,958
Deferred revenue	(12,641)	(8,304)
Other accrued liabilities	(3,443)	1,160

Total adjustments	(15,860)	96,040

Net cash provided by operating activities	8,450	33,385

Cash flows from investing activities:
Purchase of capital equipment	(21,493)	(8,150)
Purchase of land, buildings and improvements	(5,484)	(4,356)
Acquisition of business	(13,429)	—
Investment in investee companies	—	(1,292)
Proceeds from sale of available-for-sale securities	90,119	1,572
Issuance of notes receivable	—	(100)
Repayment of notes receivable	—	89
Capitalized software development costs	(22,915)	(18,179)

Net cash provided by (used in) investing activities	26,798	(30,416)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,086	2,953
Repayment of long-term debt	(12,019)	(682)
Proceeds from exercise of options	1,825	2,404

Net cash provided by (used in) financing activities	(108)	4,675

Foreign currency translation adjustment	710	(378)

Net increase in cash and cash equivalents	35,850	7,266
Cash and cash equivalents at beginning of period	107,536	90,893

Cash and cash equivalents at end of period	$143,386	$98,159

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results of the three and six-month periods are not necessarily indicative of the operating results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the six months ended June 29, 2002 and June 30, 2001, total Comprehensive Income, which includes net earnings, foreign currency translation adjustments and unrealized gain and losses on available-for-sale equity security adjustments, amounted to $13,004,000 and $7,140,000, respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of related reimbursements were $6,251,000 and $4,634,000 for the three months and $12,393,000 and $8,380,000 for the six months ended June 29, 2002 and June 30, 2001, respectively. These amounts have been reclassified from sales and client service expense to revenue and cost of revenues. The Company then reclassified these amounts from revenue and cost of revenues to other income and expense.

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

	Three months ended			Three months ended
	June 29, 2002			June 30, 2001

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Basic earnings (loss) per share
Income available to common stockholders	$14,692	35,442	$.41	$(68,983)	34,856	$(1.98)
Effect of dilutive securities
Stock options	—	2,036		—	—
Diluted earnings per share

Income available to common stockholders including assumed conversions	$14,692	37,478	$.39	$(68,983)	34,856	$(1.98)

Options to purchase 546,000 and 720,000 shares of common stock at per share prices ranging from $51.70 to $574.82 and $42.01 to $84.07 were outstanding at the three-months ended June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period. Additionally, options to purchase 1,683,000 shares of common stock at per share prices ranging from $5.09 to $41.00 were outstanding at the three-months ended June 30, 2001, but were not included in the computation of diluted earnings per share because there was a net loss for the period.

	Six months ended			Six months ended
	June 29, 2002			June 30, 2001

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Earnings (loss) per share before cumulative effect of a change in accounting principle
Basic earnings per share Income available to common stockholders	$25,096	34,410	$.73	$(62,655)	34,826	$(1.80)
Effect of dilutive securities
Stock options	—	2,950		—	—
Diluted earnings per share

Income available to common stockholders including assumed conversions	$25,096	37,360	$.67	$(62,655)	34,826	$(1.80)

Net earnings (loss) per share
Basic earnings per share
Income available to common stockholders	$24,310	34,410	$.71	$(62,655)	34,826	$(1.80)
Effect of dilutive securities
Stock options	—	2,950		—	—
Diluted earnings per share

Income available to common stockholders including assumed conversions	$24,310	37,360	$.65	$(62,655)	34,826	$(1.80)

Options to purchase 632,000 and 587,000 shares of common stock at per share prices ranging from $49.63 to $574.82 and $45.19 to $84.07 were outstanding at the six-months ended June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period. Additionally, options to purchase 1,831,000 share of common stock at per share prices ranging from $1.34 to $43.62 were outstanding at the six-months ended June 30, 2001 but were not included in the computation of diluted earnings per share because there was a net loss for the period.

(3) Business Acquisitions

On April 30, 2002, the Company purchased Zynx Health, Incorporated (Zynx) for $15 million in cash and $8.5 million in software credits. The Company will not recognize revenues related to the utilization of these software credits as the Company considered the exchange of software credits for Zynx content as an exchange of similar productive assets, which will be accounted for at book value. In the event the software credits are not utilized over the next five years, the Company will make additional cash payments of up to $7.5 million depending on the level of the credits used. Those additional payments, if made, will result in additional goodwill. Zynx is widely recognized for advancing evidence-based medicine through solutions and services that deliver the latest scientific knowledge and best practices. Cerner intends to integrate the evidence-based content from Zynx into the Cerner Millennium ™ technology platform. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $10.7 million and $3.3 million in intangible assets that will be amortized over five years. The Company is in the process of obtaining additional information regarding the valuation of certain working capital components and intangible assets in making the final determination in the allocation of the purchase price to the net assets acquired. Any adjustment to the valuation of these working capital components and intangible assets would result in a corresponding adjustment to the amount assigned to goodwill.

On, July 3, 2001, the Company purchased certain assets and certain liabilities of APACHE Medical Systems, Inc. (APACHE) for approximately $3.5 million. APACHE when combined with Cerner will integrate knowledge directly into care decisions, which promote patient safety and operational efficiencies. We believe the market will recognize this value proposition. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $4,766,000.

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

(In thousands)

	June 29,	December 29,
	2002	2001

Accounts receivable	$156,539	139,491
Contracts receivable	93,519	80,714

Total receivables	$250,058	220,205

(5)  Investments

In the second quarter of 2002, the Company sold its remaining 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded a non-recurring investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

At June 29, 2002 the Company held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

(6)  Goodwill and Other Intangible Assets

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units.

The Company’s intangible assets, other than goodwill, are all subject to amortization and are summarized as follows:

(In thousands)

	Weighted	June 29, 2002		December 29, 2001
	Average
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (YRS)	Amount	Amortization	Amount	Amortization

Purchased software	5	$22,474	6,055	19,140	4,508
Customer lists	7	3,700	918	3,700	654
Patents	14	366	51	336	40
Non-compete agreements	7	50	12	50	9

Total	5.41	$26,590	7,036	23,226	5,211

Aggregate amortization expense for the three months and six months ended June 29, 2002 was $914,000 and $1,825,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2002	$3,902
	2003	3,989
	2004	3,968
	2005	3,650
	2006	2,683

The changes in the carrying amount of goodwill for the six months ended June 29, 2002 are as follows:

Balance as of December 29, 2001	$23,879
Goodwill acquired during the six months ended June 29, 2002	11,596
Goodwill impaired during the six months ended June 29, 2002	(1,272)

Balance as of June 29, 2002	$34,203

The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) to exclude the effect of amortization expense in the three-month and six-month periods of 2001 for goodwill that is no longer being amortized.

(In thousands, except per share data)

	Three months ended		Six months ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported net earnings (loss)	$14,692	(68,983)	24,310	(62,655)
Add back: Goodwill amortization	—	456	—	915

Adjusted net earnings (loss)	14,692	(68,527)	24,310	(61,740)

Basic earnings per share:
Reported net earnings (loss)	$.41	(1.98)	.71	(1.80)
Add back: Goodwill amortization	—	.01	—	.03

Adjusted net earnings (loss)	.41	(1.97)	.71	(1.77)

Diluted earnings per share:
Reported net earnings (loss)	$.39	(1.98)	.65	(1.80)
Add back: Goodwill amortization	—	.01	—	.03

Adjusted net earnings (loss)	.39	(1.97)	.65	(1.77)

(7)  Stock Options

The Company accounts for associate stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company’s net earnings and earnings per share on a diluted basis would have been reduced by approximately $4,755,000 or $.13 per share for the second quarter of 2002 and $2,080,000 or $.06 per share in the second quarter 2001, and approximately $8,531,000 or $.23 per share in the first six months of 2002 and $4,221,000 or $.12 in the first six months of 2001.

Pro forma net earnings reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options’ vesting period of ten years for these options. Compensation expense for options granted prior to January 1, 1995 is not considered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 29, 2002 Compared to Three Months Ended June 30, 2001

The Company’s revenues increased to $180,573,000 for the three-month period ended June 29, 2002 from $129,891,000 for the three-month period ended June 30, 2001. Net earnings, before non-recurring items, increased 57% to $11,956,000 in the 2002 period from $7,600,000 for the 2001 period. After non-recurring items, the company had net earnings of $14,692,000 and a net loss of ($68,983,000) for the three months ended June 29, 2002 and June 30, 2001, respectively. For the three months ended June 29, 2002, the Company recorded a non-recurring gain of $4,308,000 from the sale of 14,820,527 shares of WebMD common stock. For the three months ended June 30, 2001, the Company recorded a non-recurring charge of $127,616,000 from the other-than-temporary write-down of the WebMD shares and a non-recurring gain of $7,580,000 from the software license settlement with WebMD.

System sales revenues increased 33% to $75,291,000 for the three-month period ended June 29, 2002 from $56,489,000 for the corresponding period in 2001. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the quarter ended June 29, 2002 compared to the prior year quarter.

Support, maintenance and service revenues increased 43% to $105,282,000 during the second quarter of 2002 from $73,402,000 during the same period in 2001. Support and maintenance revenues were $42,109,000 and $34,588,000 for the second quarter of 2002 and 2001, respectively. Services revenues were $63,173,000 and $38,814,000 for the second quarter of 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At June 29, 2002, the Company had $656,345,000 in contract backlog and $261,267,000 in support and maintenance backlog, compared to $506,171,000 in contract backlog and $204,433,000 in support and maintenance backlog at June 30, 2001.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the second quarter of 2002 and 23% for the second quarter of 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 41% in the second quarter of 2002 and 2001, respectively. The increase in total sales and client service expenses to $76,837,000 in 2002 from $53,202,000 in 2001 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2002 and 2001 were $35,938,000 and $27,493,000, respectively. These amounts exclude amortization. Capitalized software costs were $11,799,000 and $9,173,000 for the second quarter of 2002 and 2001, respectively. The increase in aggregate expenditures for software development in 2002 is due to development of Cerner Millennium ™ products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the second quarter of 2002 and 2001. Total general and administrative expenses for the second quarter of 2002 and 2001 were $12,300,000 and $8,982,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,373,000 in the second quarter of 2002 compared to $1,023,000 in the second quarter of 2001. This increase is primarily due to an increase in borrowings and a decrease in interest earned on invested cash.

In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded a non-recurring investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

After adjusting for non-recurring items, the Company’s effective tax rates were 38.7% and 39.5% for the second quarter of 2002 and 2001, respectively.

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

The Company’s revenues increased to $355,853,000 for the six-month period ended June 29, 2002 from $250,790,000 for the six-month period ended June 30, 2001. Net earnings, before non-recurring items, increased 61% to $22,360,000 in the 2002 period from $13,928,000 for the 2001 period. After non-recurring items, the company had net earnings of $24,310,000 and a net loss of ($62,655,000) for the six months ended June 29, 2002 and June 30, 2001, respectively. For the six months ended June 29, 2002, the Company recorded a non-recurring gain of $4,308,000 from the sale of 14,820,527 shares of WebMD common stock. The Company also recorded non-recurring charge of $786,000, due to the cumulative effect of a change in accounting for goodwill. For the six months ended June 30, 2001, the Company recorded a non-recurring charge of $127,616,000 from the other-than-temporary write-down of the WebMD shares and a non-recurring gain of $7,580,000 from the gain on the software license settlement with WebMD.

System sales revenues increased 41% to $154,535,000 for the six-month period ended June 29, 2002 from $109,878,000 for the corresponding period in 2001. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the first six months ended June 29, 2002 compared to the prior year quarter.

Support, maintenance and service revenues increased 43% to $201,318,000 during the first six months of 2002 from $140,912,000 during the same period in 2001. Support and maintenance revenues were $84,113,000 and $68,812,000 for the first six months of 2002 and 2001, respectively. Services revenues were $117,205,000 and $72,100,000 for the first six months of 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At June 29, 2002, the Company had $656,345,000 in contract backlog and $261,267,000 in support and maintenance backlog, compared to $506,171,000 in contract backlog and $204,433,000 in support and maintenance backlog at June 30, 2001.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the first six months of 2002 and 2001, respectively. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 41% in the first six months of 2002 and 2001, respectively. The increase in total sales and client service expenses to $151,255,000 in 2002 from $103,357,000 in 2001 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first six months of 2002 and 2001 were $69,478,000 and $54,474,000, respectively. These amounts exclude amortization. Capitalized software costs were $22,915,000 and $18,179,000 for the first six months of 2002 and 2001, respectively. The increase in aggregate expenditures for software development in 2002 is due to development of Cerner Millennium ™ products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first six months of 2002 and 2001. Total general and administrative expenses for the first six months of 2002 and 2001 were $24,342,000 and $18,655,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $2,896,000 in the first six months of 2002 compared to $1,635,000 in the first six months of 2001. This increase is primarily due to an increase in borrowings and a decrease in interest earned on invested cash.

On June 18, 2001 the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a non-recurring gain of $4,836,000, net of $2,744,000 in tax. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

In the second quarter of 2002, the Company sold its remaining 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded a non-recurring investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

After adjusting for non-recurring items, the Company’s effective tax rate was 39% for the first six months of 2002 and 2001.

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $143,386,000 at June 29, 2002 and working capital of $216,207,000. The Company generated cash in operating activities of $8,450,000 during the six-month period ended June 29, 2002 and generated net cash in operating activities of $33,385,000 during the six-month period ended June 30, 2001. Cash flow from operations decreased in the first six months of 2002, primarily due to an increase in receivables, which is attributable to record levels of sales. The Company has $90,000,000 of long-term, revolving credit from banks. At June 29, 2002, the Company had $25,000,000 in outstanding borrowings under this agreement.

In June, 2002, the Company expanded its credit facility by entering into an unsecured revolving credit agreement with a group of banks led by US Bank. The new credit facility increases the amount the Company may borrow from $45,000,000 to $90,000,000. The fee rate on the new facility is approximately the same as the prior facility. The commitment terminates June, 2005. At June 29, 2002, the Company had $25,000,000 in outstanding borrowings under this agreement.

Cash used in investing activities consisted primarily of purchases of capital equipment of $21,493,000 and $8,150,000, purchases of land, buildings, and improvements of $5,484,000 and $4,356,000, and capitalized software development costs of $22,915,000 and $18,179,000, in the first six months of 2002 and 2001, respectively. The Company completed an acquisition of business in the second quarter of 2002 for $13,429,000. Cash provided from investing activities in 2002 came from the proceeds of $90,119,000 from the sale of WebMD shares.

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

At June 29, 2002, the Company was committed to spending between $35,000,000 to $40,000,000 under a construction contract for a new building at its Kansas City headquarters complex. The construction will be financed by the Company’s line of credit and cash generated from operations.

The effects of inflation on the Company’s business during the period discussed herein were minimal.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development costs, other than temporary declines in the market value of investments, allowance for doubtful accounts, and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of the Company’s financial condition and results of operations.

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

Deferred revenue comprises deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at June 29, 2002, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after June 29, 2003.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During the first six months of 2002 and 2001, the Company capitalized $22,915,000 and $18,179,000, respectively, of total software development costs of $69,478,000 and $54,474,000, respectively.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at June 29, 2002 and December 29, 2001 was $16,588,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of June 29, 2002 and December 29, 2001 was $7,969,000 and $6,880,000, respectively.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $24.8 million of goodwill that was not amortized in accordance with SFAS 142. For the three and six-month periods ended June 30, 2001, earnings included $456,000 and $914,000 of amortization of goodwill, net of tax, respectively.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, and other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and involve risks and uncertainties. The words “could,” “should,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast” and similar expressions are intended to identify such forward-looking statements. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

Market Risk of Investments — The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. All equity securities are reviewed by the Company for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

At June 29, 2002 the Company also held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at June 29, 2002 and December 29, 2001 was $16,588,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At June 29, 2002, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $143 million, with an overall average return of approximately 5% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s annual shareholders meeting held on May 24, 2002, Neal L. Patterson, Jeff C. Goldsmith, Ph.D. and John C. Danforth were re-elected as Class I directors. Clifford W. Illig, Gerald E. Bisbee, Jr., Ph.D., Michael E. Herman, Nancy-Ann DeParle, and William B. Neaves, Ph.D continued as directors after the meeting.

			Abstention and
	For	Withheld	Broker Non-Votes

Neal L. Patterson	27,093,410	—	2,790,443
Jeff C. Goldsmith, Ph.D.	23,845,580	—	6,038,273
John C. Danforth	29,684,162	—	199,691

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4(a) Credit Agreement between Cerner Corporation, U.S Bank National Association, and LaSalle Bank National Association, dated May 31, 2002.

	99.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports were filed by the Company during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

August 13, 2002		By: /s/ Marc G. Naughton

Date		Marc G. Naughton
Chief Financial Officer