Form 10-Q
period 2002-09-28
CERNER CORP /MO/
filed 2002-11-06
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

     There were 35,508,307 shares of Common Stock, $.01 par value, outstanding at September 28, 2002.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information
Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
(In thousands)	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$88,558	$107,536
Receivables	263,731	220,205
Inventory	8,185	5,834
Prepaid expenses and other	20,666	14,101

Total current assets	381,140	347,676
Property and equipment, net	127,815	94,705
Software development costs, net	111,058	96,962
Goodwill, net	33,963	23,879
Intangible assets, net	18,370	18,015
Investments	22,719	122,992
Other assets	9,826	8,073

	$704,891	$712,302

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,781	$20,942
Current installments of long-term debt	38,127	27,817
Deferred revenue	33,461	53,304
Income taxes	20,019	5,661
Accrued payroll and tax withholdings	34,972	40,565
Other accrued expenses	11,945	10,529

Total Current Liabilities	175,305	158,188
Long-term debt	78,432	92,132
Deferred income taxes	25,884	62,393
Deferred revenue	1,750	4,750
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 36,711,306 shares issued at September 28, 2002 and 36,564,690 issued in 2001	367	366
Additional paid-in capital	219,229	216,811
Retained earnings	226,628	188,550
Treasury stock, at cost (1,202,999 shares in 2002 and 1,201,625 shares in 2001)	(20,863)	(20,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(1,801)	(2,095)
Unrealized gain/(loss) on available-for-sale equity securities (net of deferred tax benefit of $2 for 2002 and deferred tax liability of $6,810 for 2001)	(40)	12,006

Total stockholders’ equity	423,520	394,839

	$704,891	$712,302

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,

	2002	2001	2002	2001

(In thousands, except per share data)
Revenues:
System sales	$84,866	$66,097	$239,401	$175,975
Support, maintenance and services	105,465	73,772	306,783	214,683

Total revenues	190,331	139,869	546,184	390,658

Costs and expenses:
Cost of revenues	37,171	28,354	116,609	83,938
Sales and client service	82,166	59,173	233,421	162,530
Software development	33,850	25,532	95,112	73,902
General and administrative	13,216	9,990	37,558	28,645

Total costs and expenses	166,403	123,049	482,700	349,015

Operating earnings	23,928	16,820	63,484	41,643
Other income (expense):
Interest expense, net	(1,245)	(1,329)	(4,141)	(2,964)
Other income (expense), net	33	(32)	64	160
Gain on sale of investment	—	—	4,308	—
Loss on sale of investment	—	—	—	(385)
Write-down of investment	—	—	—	(127,616)
Gain on software license settlement	—	—	—	7,580

Total	(1,212)	(1,361)	231	(123,225)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	22,716	15,459	63,715	(81,582)
Income taxes	(8,948)	(6,217)	(24,851)	28,170

Earnings (loss) before cumulative effect of a change in accounting principle	13,768	9,242	38,864	(53,412)
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	786	—

Net earnings (loss)	13,768	9,242	38,078	(53,412)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$.39	$.26	$1.10	$(1.53)
Cumulative effect of a change in accounting for goodwill	—	—	(.02)	—

Net earnings (loss) per share	$.39	$.26	$1.08	$(1.53)

Basic weighted average shares outstanding	35,496	34,936	35,438	34,863
Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$.37	.25	1.05	(1.53)
Cumulative effect of a change in accounting for goodwill	—	—	(.02)	—

Net earnings (loss) per share	$.37	.25	1.03	(1.53)

Diluted weighted average shares outstanding	36,913	36,798	37,189	34,863

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 28, 2002	September 29, 2001
(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$38,078	$(53,412)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,521	36,507
Common stock received as consideration for sale of license software	—	(750)
Write-off of goodwill impairment	1,272	—
Gain on sale of investment	(4,308)	—
Realized loss on sale of stock	—	385
Write-down of investment	—	127,616
Gain on software license settlement	—	(7,580)
Non-employee stock option compensation expense	34	142
Equity in losses of affiliates	—	1,504
Provision for deferred income taxes	1,519	(44,832)
Payment of tax on non-recurring gain from the sale of WebMD	(31,200)	—
Changes in assets and liabilities (net of business acquired):
Receivables, net	(42,489)	(14,739)
Inventory	(2,351)	(1,383)
Prepaid expenses and other	(7,948)	(5,700)
Accounts payable	14,613	(1,590)
Accrued income taxes	14,326	12,067
Deferred revenue	(23,343)	(4,771)
Other accrued liabilities	(5,356)	6,472

Total adjustments	(43,710)	103,348

Net cash provided by (used in) operating activities	(5,632)	49,936

Cash flows from investing activities:
Purchase of capital equipment	(29,279)	(14,328)
Purchase of land, buildings and improvements	(18,822)	(4,356)
Acquisition of businesses, net of cash acquired	(19,129)	(3,350)
Investment in investee companies	—	(1,379)
Proceeds from sale of available-for-sale securities	90,119	1,572
Issuance of notes receivable	—	(186)
Repayment of notes receivable	—	312
Capitalized software development costs	(36,089)	(27,851)

Net cash used in investing activities	(13,200)	(49,566)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,102	2,999
Repayment of long-term debt	(12,808)	(992)
Proceeds from exercise of options	2,296	3,366

Net cash provided by (used in) financing activities	(410)	5,373

Foreign currency translation adjustment	264	(667)

Net increase (decrease) in cash and cash equivalents	(18,978)	5,076
Cash and cash equivalents at beginning of period	107,536	90,893

Cash and cash equivalents at end of period	$88,558	$95,969

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results of the three and nine-month periods are not necessarily indicative of the operating results for the entire year. Certain prior year amounts have been reclassified to conform with current year presentation.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the nine months ended September 28, 2002 and September 29, 2001, total Comprehensive Income, which includes net earnings, foreign currency translation adjustments and unrealized gain and losses on available-for-sale equity security adjustments, amounted to $26,326,000 and ($9,894,000), respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of related reimbursements were $6,658,000 and $4,649,000 for the three months and $19,051,000 and $13,029,000 for the nine months ended September 28, 2002 and September 29, 2001, respectively. These amounts have been reclassified from sales and client service expense to revenue and cost of revenues. The Company then reclassified these amounts from revenue and cost of revenues to other income and expense.

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

	Three months ended			Three months ended
	September 28, 2002			September 29, 2001

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share Income available to common stockholders	$13,768	35,496	$.39	$9,242	34,936	$.26
Effect of dilutive securities
Stock options	—	1,417		—	1,862
Diluted earnings per share

Income available to Common stockholders including assumed conversions	$13,768	36,913	$.37	$9,242	36,798	$.25

Options to purchase 2,868,000 and 241,000 shares of common stock at per share prices ranging from $39.95 to $574.82 and $48.49 to $84.07 were outstanding at the three-months ended September 28, 2002 and September 29, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Nine months ended			Nine months ended
	September 28, 2002			September 29, 2001

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Earnings (loss) per share before cumulative effect of a change in accounting principle
Basic earnings (loss) per share
Income available to common stockholders	$38,864	35,438	$1.10	$(53,412)	34,863	$(1.53)
Effect of dilutive securities
Stock options	—	1,751		—	—
Diluted earnings (loss) per share

Income available to common stockholders including assumed conversions	$38,864	37,189	$1.05	$(53,412)	34,863	$(1.53)

Net earnings (loss) per share
Basic earnings (loss) per share
Income available to common stockholders	$38,078	35,438	$1.08	$(53,412)	34,863	$(1.53)
Effect of dilutive securities
Stock options	—	1,751		—	—
Diluted earnings (loss) per share

Income available to common stockholders including assumed conversions	$38,078	37,189	$1.03	$(53,412)	34,863	$(1.53)

Options to purchase 1,334,000 and 352,000 shares of common stock at per share prices ranging from $46.23 to $574.82 and $46.69 to $84.07 were outstanding at the nine-months ended September 28, 2002 and September 29, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period. Additionally, options to purchase 1,796,000 shares of common stock at per share prices ranging from $1.34 to $46.69 were outstanding at the nine-months ended September 29, 2001 but were not included in the computation of diluted earnings per share because there was a net loss for the period.

(3) Business Acquisitions

On October 1, 2002, the Company completed the purchase of Image Devices GmbH (“Image Devices”) for approximately $14.3 million in cash. Approximately $5.7 million was paid in the third quarter of 2002; approximately $7.2 million will be paid in the fourth quarter of 2002; and approximately $1.4 million will be paid in the third quarter of 2004. Image Devices is a picture archiving and communication system software developer based near Frankfurt, Germany. A Cerner component supplier since 1999, Image Devices develops and supplies the image archive component for Cerner ProVision ™ PACS. This acquisition is not expected to have a material impact on operations. The Company is in the process of obtaining information to determine the allocation of the purchase price to the net assets acquired.

On April 30, 2002, the Company purchased Zynx Health, Incorporated (Zynx) for $15 million in cash and $8.5 million in software credits. The Company will not recognize revenues related to the utilization of these software credits as the Company considered the exchange of software credits for Zynx content as an exchange of similar productive assets, which will be accounted for at book value. In the event the software credits are not utilized over the next five years, the Company will make additional cash payments of up to $7.5 million depending on the level of the credits used. Those additional payments, if made, will result in additional goodwill. Zynx assists in advancing evidence-based medicine through solutions and services that deliver the latest scientific knowledge and best practices. Cerner intends to integrate the evidence-based content from Zynx into the Cerner Millennium ™ technology platform. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $10.4 million and $3.3 million in intangible assets. The $3.3 million in intangible assets will be amortized over five years.

On, July 3, 2001, the Company purchased certain assets and certain liabilities of APACHE Medical Systems, Inc. (APACHE) for approximately $3.5 million. APACHE provides clinical decision support/outcomes management systems and consulting services for the care of high-risk patients. APACHE also provides advanced clinical data collection tools, registry management and analytical services for federal government research, as well as in support of clinical trial design and product-effectiveness evaluations for the pharmaceutical and medical device industries. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $4,766,000.

(4) Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of —completion method are recorded as deferred revenue. A summary of receivables is as follows:

(In thousands)	September 28,	December 29,
	2002	2001

Accounts receivable	$171,375	139,491
Contracts receivable	92,356	80,714

Total receivables	$263,731	220,205

(5) Investments

At September 28, 2002 the Company held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

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

In the second quarter of 2002, the Company sold its remaining 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded a non-recurring investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale. Since the shares sold had a lower income tax basis, the sale resulted in the transfer of approximately $29,638,000 of deferred tax liabilities to income taxes payable in the second quarter of 2002. In the third quarter of 2002, the Company made cash payment of tax in the amount of $31,200,000 related to the non-recurring investment gain.

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		September 28, 2002		December 29, 2001

	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$22,474	7,108	19,140	4,508
Customer lists	7.0	3,700	1,051	3,700	654
Patents	14.0	375	57	336	40
Non-compete agreements	7.0	50	13	50	9

Total	5.41	$26,599	8,229	23,226	5,211

Aggregate amortization expense for the three months and nine months ended September 28, 2002 was $1,193,000 and $3,018,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2002	$4,127
	2003	4,247
	2004	4,101
	2005	3,673
	2006	2,690

The changes in the carrying amount of goodwill for the nine months ended September 28, 2002 are as follows:

Balance as of December 29, 2001	$23,879
Goodwill acquired during the nine months ended September 28, 2002	11,356
Goodwill impaired during the nine months ended September 28, 2002	(1,272)

Balance as of September 28, 2002	$33,963

The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) to exclude the effect of amortization expense in the three-month and nine-month periods of 2001 for goodwill that is no longer being amortized.

(In thousands, except per share data)

	Three months ended		Nine months ended

	September	September	September	September
	28, 2002	29, 2001	28, 2002	29, 2001

Reported net earnings (loss)	$13,768	9,242	38,078	(53,412)
Add back: Goodwill amortization	—	456	—	1,371

Adjusted net earnings (loss)	13,768	9,698	38,078	(52,041)

Basic earnings per share:
Reported net earnings (loss)	$.39	.26	1.08	(1.53)
Add back: Goodwill amortization	—	.02	—	.04

Adjusted net earnings (loss)	.39	.28	1.08	(1.49)

Diluted earnings per share:
Reported net earnings (loss)	$.37	.25	1.03	(1.53)
Add back: Goodwill amortization	—	.01	—	.04

Adjusted net earnings (loss)	.37	.26	1.03	(1.49)

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

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options issued to employees. Had the Company recorded compensation expense based on the fair value at the grant date for its stock options under FAS 123, the Company’s net earnings and earnings per share on a diluted basis would have been reduced by approximately $4,395,000 or $.12 per share for the third quarter of 2002 and $3,159,000 or $.09 per share in the third quarter 2001, and approximately $12,906,000 or $.35 per share in the first nine months of 2002 and $7,380,000 or $.21 in the first nine months of 2001.

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

Results of Operations

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

The Company’s revenues increased 36% to $190,331,000 for the three-month period ended September 28, 2002 from $139,869,000 for the three-month period ended September 29, 2001. Net earnings increased 49% to $13,768,000 in the 2002 period from $9,242,000 for the 2001 period. For the three-month period ended September 29, 2001, earnings included $456,000 of amortization of goodwill, net of tax.

System sales revenues increased 28% to $84,866,000 for the three-month period ended September 28, 2002 from $66,097,000 for the corresponding period in 2001. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the quarter ended September 28, 2002 compared to the prior year quarter.

Support, maintenance and service revenues increased 43% to $105,465,000 during the third quarter of 2002 from $73,772,000 during the same period in 2001. Support and maintenance revenues were $42,720,000 and $35,054,000 for the third quarter of 2002 and 2001, respectively. Services revenues were $62,745,000 and $38,718,000 for the third quarter of 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At September 28, 2002, the Company had $691,887,000 in contract backlog and $263,688,000 in support and maintenance backlog, compared to $532,568,000 in contract backlog and $216,554,000 in support and maintenance backlog at September 29, 2001.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 20% of total revenues in the third quarter of 2002 and 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 42% in the third quarter of 2002 and 2001, respectively. The increase in total sales and client service expenses to $82,166,000 in the third quarter of 2002 from $59,173,000 in the same period of 2001 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2002 and 2001 were $39,730,000 and $29,172,000, respectively. These amounts exclude amortization. Capitalized software costs were $13,174,000 and $9,672,000 for the third quarter of 2002 and 2001, respectively. The increase in aggregate expenditures for software development in 2002 is due to development of Cerner Millennium ™ products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the third quarter of 2002 and 2001. Total general and administrative expenses for the third quarter of 2002 and 2001 were $13,216,000 and $9,990,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,245,000 in the third quarter of 2002 compared to $1,329,000 in the third quarter of 2001. This decrease is primarily due to a decrease in interest rates on borrowings.

The Company’s effective tax rates were 39.4% and 40.2% for the third quarter of 2002 and 2001, respectively.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

The Company’s revenues increased 40% to $546,184,000 for the nine-month period ended September 28, 2002 from $390,658,000 for the nine-month period ended September 29, 2001. Net earnings, before non-recurring items, increased 56% to $36,128,000 in the 2002 period from $23,172,000 for the 2001 period. After non-recurring items, the company had net earnings of $38,078,000 and a net loss of ($53,412,000) for the nine months ended September 28, 2002 and September 29, 2001, respectively. For the nine months ended September 28, 2002, the Company recorded a non-recurring gain of $4,308,000 from the sale of 14,820,527 shares of WebMD common stock. The Company also recorded non-recurring charge of $786,000, due to the cumulative effect of a change in accounting for goodwill. For the nine months ended September 29, 2001, the Company recorded a non-recurring charge of $127,616,000 from the other-than-temporary write-down of the WebMD shares and a non-recurring gain of $7,580,000 from the gain on the software license settlement with WebMD. For the nine-month period ended September 29, 2001, earnings included $1,371,000 of amortization of goodwill, net of tax.

System sales revenues increased 36% to $239,401,000 for the nine-month period ended September 28, 2002 from $175,975,000 for the corresponding period in 2001. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the nine months ended September 28, 2002 compared to the prior year quarter.

Support, maintenance and service revenues increased 43% to $306,783,000 during the first nine months of 2002 from $214,683,000 during the same period in 2001. Support and maintenance revenues were $126,833,000 and $103,865,000 for the first nine months of 2002 and 2001, respectively. Services revenues were $179,950,000 and $110,818,000 for the first nine months of 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At September 28, 2002, the Company had $691,887,000 in contract backlog and $263,688,000 in support and maintenance backlog, compared to $532,568,000 in contract backlog and $216,554,000 in support and maintenance backlog at September 29, 2001.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 21% of total revenues in the first nine months of 2002 and 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 42% in the first nine months of 2002 and 2001, respectively. The increase in total sales and client service expenses to $233,421,000 in the first nine months of 2002 from $162,530,000 in the same period of 2001 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 2002 and 2001 were $109,208,000 and $83,647,000, respectively. These amounts exclude amortization. Capitalized software costs were $36,089,000 and $27,851,000 for the first nine months of 2002 and 2001, respectively. The increase in aggregate expenditures for software development in 2002 is due to development of Cerner Millennium ™ products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first nine months of 2002 and 2001. Total general and administrative expenses for the first nine months of 2002 and 2001 were $37,558,000 and $28,645,000, respectively. The increase is due to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $4,141,000 in the first nine months of 2002 compared to $2,964,000 in the first nine months of 2001. This increase is primarily due to an increase in borrowings and a decrease in interest earned on invested cash.

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

After adjusting for non-recurring items, the Company’s effective tax rate was 39.1% and 39.7% for the first nine months of 2002 and 2001, respectively.

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

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $88,558,000 at September 28, 2002 and working capital of $205,835,000. The Company generated cash in operating activities of $25,568,000, excluding a $31,200,000 tax payment, primarily related to the sale of WebMD, during the nine-month period ended September 28, 2002 and generated net cash in operating activities of $49,936,000 during the nine-month period ended September 29, 2001. Cash flow from operations decreased in the first nine months of 2002, primarily due to an increase in receivables, which is attributable to record levels of sales.

In June, 2002, the Company expanded its credit facility by entering into an unsecured revolving credit agreement with a group of banks led by US Bank. The new credit facility increases the amount the Company may borrow from $45,000,000 to $90,000,000. The fee rate on the new facility is approximately the same as the prior facility. The commitment terminates June, 2005. At September 28, 2002, the Company had $25,000,000 in outstanding borrowings under this agreement.

Cash used in investing activities consisted primarily of purchases of capital equipment of $29,279,000 and $14,328,000, purchases of land, buildings, and improvements of $18,822,000 and $4,356,000, and capitalized software development costs of $36,089,000 and $27,851,000, in the first nine months of 2002 and 2001, respectively. The Company utilized cash for the acquisition of businesses in the second and third quarters of 2002 for $19,129,000. Cash provided from investing activities in 2002 came from the proceeds of $90,119,000 from the sale of WebMD shares.

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

At September 28, 2002, the Company was committed to spending between $61,000,000 to $66,000,000 under construction contracts for two new buildings at its Kansas City headquarters complex. At September 28, 2002, the Company had spent $18,822,000. The construction will be financed by the Company’s line of credit and cash generated from operations.

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

Deferred revenue comprises deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at September 28, 2002, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after September 29, 2003.

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During the first nine months of 2002 and 2001, the Company capitalized $36,089,000 and $27,851,000, respectively, of total software development costs of $109,208,000 and $83,647,000, respectively.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at September 28, 2002 and December 29, 2001 was $16,588,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of September 28, 2002 and December 29, 2001 was $7,838,000 and $6,880,000, respectively.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $24.8 million of goodwill that was not amortized in accordance with SFAS 142. For the three and nine-month periods ended September 29, 2001, earnings included $456,000 and $1,371,000 of amortization of goodwill, net of tax, respectively.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, and other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”),. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance of results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities (including, but not limited to, an accounting policy change concerning the expensing of options), demand for the Company’s products and services, the Company’s long sales cycle, potentially long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for the Company’s Cerner Millennium ™ products, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client.

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

Stock Price May Be Volatile — The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company’s performance or products, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond the Company’s control. As a matter of policy, the Company does not generally comment on rumors.

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

At September 28, 2002 the Company held 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants are carried at cost, as they do not have a fair value that is currently available on a securities exchange. The warrants expire on January 26, 2003.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at September 28, 2002 and December 29, 2001 was $16,588,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At September 28, 2002, marketable securities of the Company were recorded at cost, which approximates fair value of approximately $89 million, with an overall average return of approximately 2.3% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to price risk as a result of the short-term nature of the investments.

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

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer products that it does not offer. The Company’s principal existing competitors include GE Medical Systems, Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson Corporation, Eclipsys Corporation, Medical Information Technology, Inc. (“Meditech”), and Epic Systems Corporation each of which offers a suite of products that compete with many of the Company’s products. There are other competitors that offer a more limited number of competing products.

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

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon — The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company recently initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Government Regulation — The United States Food and Drug Administration (the “FDA”) has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company’s products are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including pre-

market notification clearance prior to marketing. Complying with these FDA regulations would be time- consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in health care.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information contained under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business — Market Risk of Investments” set forth under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 is incorporated herein by reference.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company’s Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

An 8-K was filed on August 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

November 5, 2002 Date	By:/s/Marc G. Naughton Marc G. Naughton Chief Financial Officer

CERTIFICATIONS

I, Neal L. Patterson, Chairman of the Board and Chief Executive Officer of Cerner Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cerner Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ Neal L. Patterson Neal L. Patterson Chairman of the Board and Chief Executive Officer

     I, Marc G. Naughton, Chief Financial Officer of Cerner Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cerner Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ Marc G. Naughton Marc G. Naughton Chief Financial Officer