Form 10-K
period 2002-12-28
CERNER CORP /MO/
filed 2003-03-12
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 0-15386

CERNER CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1196944 (I.R.S. Employer Identification Number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

Yes X	No

The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2002 was $1,332,849,165.

     At February 28, 2003, there were 35,564,589 shares of Common Stock outstanding, of which 7,514,852 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the closing sale price of such stock on February 28, 2003, was $926,036,866.

     Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

Overview

Cerner Corporation (“Cerner” or the “Company”) is a Delaware business incorporated in 1980. The Company’s principal offices are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Its telephone number is (816) 221-1024. The Company’s Web site address is www.cerner.com. The Company makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

Cerner is taking the paper chart out of health care, eliminating error, variance and unnecessary waste in the care process. With more than 1,500 clients worldwide, Cerner is the leading supplier of health care information technology. Cerner® solutions give end users secure access to clinical, administrative and financial data in real time. Consumers retrieve appropriate care information and educational resources via the Internet.

Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner solutions can be managed by the Company’s clients or via an application outsourcing/hosting model. Cerner provides hosted solutions from its data center in Lee’s Summit, Missouri.

Cerner solutions are designed and developed using the Cerner Millennium™ architecture. The Cerner Millennium architecture is a state-of-the-art technology infrastructure that combines clinical, financial and management information applications. The Cerner Millennium architecture provides access to an individual’s electronic medical record at the point of care and organizes information for the specific needs of the physician, nurse, laboratory technician, pharmacist or other care provider.

Health care organizations utilize data gathered and stored within the Cerner Millennium architecture to improve the safety, efficiency and productivity of the entire enterprise. The Cerner Millennium architecture also delivers medical knowledge to the point of care to help clinicians predict outcomes of treatment plans and deliver the most effective care.

Health Care Industry

The health care industry in the United States remains highly fragmented, very complex and remarkably inefficient. While science and medical technology continue to make significant progress in dealing with human disease and injury, the management and clinical processes within delivery organizations have made little progress in the past 20 years. Even today, the clinical workflow at most organizations depends on manual, paper-based medical records systems augmented by partial automation. This scattered approach has created an industry in which inappropriate variances in medical outcomes and wasted resources are commonplace.

Significant pressures are at work within the health care industry to eliminate variance and waste. Several parties, including the government, employer groups and consumer organizations, are demanding heightened efforts to eliminate medical error and reduce the costs of health care delivery. Financial pressures, a workforce shortage and government regulations create additional challenges for health care executives.

In November 1999, the Institute of Medicine of the National Academy of Science (“IOM”) released a report titled “To Err is Human,” which estimated that up to 98,000 lives are lost each year due to preventable medical errors. That makes medical error one of the top 10 causes of death in the United States.

A follow-up IOM report in March 2001 cited the use of information technology (“IT”) as critical to improving the quality and safety of health care. Yet, the IOM’s November 2002 report, “Fostering Rapid Advances in Health Care,” still cited, “despite some laudable examples of integrated care, the delivery system consists of silos, often lacking even rudimentary information capabilities to exchange patient information, coordinate care across settings and multiple providers, and ensure continuity of care over time.” The pressure to spark change remains strong, and continues to intensify. Most health care organizations have yet to implement comprehensive, enterprise-wide IT solutions. The Washington Post, in a December 2002 article, said that “the vast majority of hospitals still rely on paper charts that often can’t be located and are difficult to decipher, rather than more accessible and legible computerized medical records. Fewer than 3 percent have fully implemented computerized drug ordering systems, which have consistently shown dramatic reductions in drug errors.”

In addition to the recent reports cited above, which both justify and promote the use of IT solutions in health care organizations, the Leapfrog Group (“Leapfrog”), a consortium of large employers, is calling for systemic change in the health care industry. Leapfrog recommends that employers select health plans with hospitals that, among other criteria, employ a computerized physician order entry system (“CPOE”) as a primary method for eliminating medication-related errors. Leapfrog estimates that 1 million serious medication errors occur annually in United States hospitals, and that the total cost to United States hospitals is believed to exceed $2 billion each year. [Leapfrog Group, 2000]. And a staggering number of errors prove preventable, as shown, for example, in a study by David W. Bates, M.D., and colleagues, released in March, 2003 in the Journal of the American Medical Association, which revealed that more than 42 percent of serious, life-threatening or fatal adverse drug events that occurred among an outpatient study sample were deemed preventable.

On the financial front, health care organizations are reporting improved bottom lines compared to a few years ago when the effects of the Balanced Budget Act were most damaging. According to a Deloitte & Touche survey, 67 percent of hospital Chief Executive Officers (“CEOs”) report that their organizations are profitable, up from 58 percent in 2000. But “the median profit margin among respondents was a mere 2.1 percent. CEOs believe that profits will increase modestly to a 3.1 percent margin over the next five years.” [Deloitte & Touche’s “The Future of Health Care: An Outlook from the Perspective of Hospital CEOs,” 2002].

Despite a forecasted increase in profit margins, surveyed hospital CEOs still worry about financial failure in the future. Claims processing is just one example of an area contributing to staggering waste; it is projected that 25 to 30 percent of health care expenditures are lost to inefficiencies in claims processing, which translates to $400-$480 billion wasted annually, according to a September 2002 Healthcare Informatics article. Other leading hospital CEO concerns include decreasing reimbursement for Medicare and Medicaid cases, rising costs of employee salaries, skyrocketing drug costs and a greater need for capital investments to meet the demands of a growing consumer base.

Another factor adding to the increased financial pressure on health care organizations is the implementation of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Health care organizations must find money within their budgets to pay for measures to comply with HIPAA. HIPAA governs security and patient confidentiality and requires a centralized and systematic method of access control. Most health care organizations estimate they will spend $2.5 million to comply with security and confidentiality requirement deadlines that will become effective in 2003. Cerner believes compliance with both the security and patient confidentiality and the access control HIPAA regulations is best achieved with a single, unified IT solutions architecture.

Another threat to the health care system is a growing shortage of personnel. According to a 2002 American Hospital Association Workforce Study, 89 percent of hospital CEOs report significant workforce shortages. The shortages impact all areas of the hospital, but most prevalently affect nursing, radiology and pharmacy.

Many hospitals are turning to IT solutions to help recruit and retain clinicians, as IT solutions can significantly reduce the amount of paperwork clinicians perform. A recent study commissioned by the American Hospital Association and performed by consulting firm PricewaterhouseCoopers found that each hour of skilled nursing care results in 30 minutes of paperwork, while each hour of emergency department care generates a full hour of subsequent paperwork. [PricewaterhouseCoopers, 2001].

IT solutions automate processes and reduce the time clinicians spend poring over paperwork. Clinicians can then devote more time to patients and can deliver a higher quality of care—both of which contribute to increased job satisfaction.

The workforce issues are particularly critical as health care providers prepare for the increased demand for services that Baby Boomers will create. By 2010, the average Baby Boomer will be 65 years old. The sheer number of older consumers needing health care including management of chronic conditions will overburden the system, analysts predict. In addition, these health care consumers will be more knowledgeable than prior generations about the use of IT solutions in service industries and Cerner believes will demand the use of IT solutions to improve the efficiency and quality of health care in their communities.

In order to stay competitive in this dynamic marketplace, health care organizations must deploy IT solutions that automate the paper-based medical records system and create stronger relationships with consumers, physicians, hospitals and managed care organizations. These same IT solutions also must help organizations reduce costs and comply with regulatory requirements.

Cerner has proactively addressed the changing and increasing needs of the health care industry discussed above by developing the Cerner Millennium architecture. See “Cerner Technology—Cerner Millennium Architecture” for a more in-depth explanation of this unparalleled architecture.

The Cerner Vision

Cerner solutions and the Company's business approach are organized around a central vision of how health care can and should operate. This vision is founded on four steps:

•	Automate the Core Processes of Health Care
•	Connect the Person
•	Structure the Knowledge
•	Close the Loop

Automate the Core Processes
Cerner is dedicated to the elimination of the paper medical record and paper-based processes.

As long as medical information is isolated in a paper record, the inadequacies of today’s health care delivery system will remain. Nurses and pharmacists will be forced to interpret illegible and incomplete orders. Physicians will not benefit from the real-time, contextual reference information available in automated solutions. And clinicians throughout a health care organization will continue to search for the single copy of the paper-based record. When it is not readily available, they will be forced to make critical care decisions without adequate information.

The elimination of the paper record will lead to improved quality and safety of health care. It will increase productivity and generate better documentation from which clinical outcomes, financial performance and resource utilization can be benchmarked and analyzed.

With an electronic medical record, clinicians view demographic information, medical history, lab results, vital signs and treatment plans, along with notes from health care team members. Guidelines and pathways relevant to the person’s medical condition help the physician make the best possible decisions in diagnosing and treating the patient. This comprehensive view of the person’s health ensures safer and higher-quality care.

Online documentation and physician order entry reduce errors and eliminate duplication of services—and the costs associated with both. Documentation required to write claims and seek reimbursement for services is maintained efficiently, thus reducing claim denials and shortening the time that passes between claims submission and payment.

Once all the steps of health care are captured electronically, the enhanced documentation will create the foundation for data collection that will be the backbone of structuring the knowledge of health care.

Connect the Person
Cerner is dedicated to helping its clients build a personal health system, a new medium between the person and the physician, which empowers the individual and delivers higher-quality health care across communities .

The health care system is undergoing fundamental change as the person moves to the center of health care delivery. Increasing access to expert knowledge over the Internet and a cultural shift toward self-directed care are moving the center of power and control away from the health care provider and toward the health care consumer.

With the personal health record, individuals can store and access their medical information securely from anywhere they have Internet access. When combined with personalized health content, consumers gain a better sense of the care they are receiving and the options available to them. They communicate better with providers and, resulting in healthier communities.

Structure the Knowledge
Cerner is dedicated to building information systems that treat every clinical decision as a learning event. Cerner solutions enable the industry to structure, store and study the application and outcomes of medical practice.

Medicine must have a structure that allows physicians to record treatment and outcomes in such a way that it can be compared and contrasted with other methods. A common data foundation that can exactly capture the meaning of input from the diverse nomenclatures of physicians and clinicians is a necessary first step.

Cerner solutions store health care data and provide a framework for comparability. This enables physicians to make sense of and glean value from the information that is gathered through automated processes and connected persons. Without a knowledge framework, data collected will provide no real benefit. By building this structure, Cerner opens the door for every encounter with a patient and every piece of new knowledge to be catalogued, measured and analyzed. This knowledge framework will deliver better care and an improved understanding of medicine.

Close the Loop
Cerner is dedicated to building information systems that deliver evidence-based medicine, dramatically reducing the average time from the discovery of an improved method to the change in medical practice.

Advances in technology offer great opportunities in health care and must be used to deliver better care faster. The information learned must be applied. Today, patients may wait as long as 10 years before new medical knowledge reaches widespread use. With systems designed to embed evidence-based medicine inside the clinician’s workflow#using pathways, guidelines and alerts#physicians know that every medical decision is based on the best and most recent knowledge available. The results will be better outcomes and reduced variance.

The Cerner Strategy

Key elements of Cerner’s business strategy include:

Penetrate the integrated health care provider market. Large health care systems represent a significant component of the health care information technology market. These organizations focus on improving safety and reducing costs through operating efficiencies. Cerner’s enterprise-wide, person-centric, clinical and management solutions provide the technology to manage health care across an organization, significantly reduce costs, improve the efficiency of delivery and enhance the quality of care.

Increase market share in individual domains and further penetrate the existing client base. Cerner expects continued growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutions look to restructure and reengineer these high-cost centers. Cerner anticipates growth in sales of new solutions, such as its Clinically Driven Revenue Cycle™ solution launched in 2001, new management reporting data warehouse launched in 2002, Executable Knowledge® content acquired in 2002 and home health care solution to be introduced in 2003. The Company also intends to aggressively market Cerner clinical and management information systems and services to its existing client base.

Remain committed to a common architecture. Because Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, Cerner has made a commitment to a single, unified architecture as its platform for healthcare information management solutions that span the health enterprise. This platform enables the Cerner Millennium architecture to be scalable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

Expand solutions and services. Building upon the Cerner Millennium architecture, Cerner intends to continue expanding the range of applications and services offered to providers. These new solutions and services will complement existing solutions, address clients’ emerging IT needs and employ technological advances. Cerner believes that major opportunities exist as providers reach into new markets and offer more alternative services to remain competitive. The Company believes these organizations will find value in having personal health records and trusted medical information accessible to the individual in the home. Cerner recognizes the potential value of the aggregate database being developed by its broad client base. This database would be a powerful means of enabling comparative or normative procedure evaluations. The substantial project management, process redesign, technology integration and training involved in health care systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for Cerner’s consulting services.

Continue pursuit of excellence in implementations. Since the introduction of the Cerner Millennium architecture – a revolutionary concept and application offering that ventured into complex, uncharted territories – Cerner has dramatically improved the implementation process. With the benefit of more than 1,700 Cerner Millennium conversions (at the conclusion of 2002) and more than 4,700 associates, including nearly 800 clinicians and more than 1,800 consultants, Cerner has steadily decreased implementation timelines while increasing the number of applications converted within those timelines. The Cerner Implementation Methodology and Accelerated Solutions Center, along with deep expertise in transition management and workflow optimization, have enabled Cerner to create and deploy best practices that contribute significantly to speed and value.

Offer its solutions on a hosted solution basis. The Company offers Cerner Millennium solutions through its application outsourcing option. This option delivers IT services that include software, computer hardware, implementation, technical support, wide-area network services and automatic software upgrades. Unlike traditional software implementations, software delivered through the application outsourcing option is not installed at the clients facility, but is delivered, operated and maintained in Cerner’s solutions center in a rapidly accelerated implementation timeframe. Using hosted solutions, any size organization can access the same robust clinical applications, architecture and user-interface advantages that were previously only available to larger institutions.

Cerner Technology—Cerner Millennium Architecture

The cornerstone of Cerner’s technology strategy is the Cerner Millennium architecture, the single architecture around which each of Cerner’s solutions is developed. This person-centric, single data model, open and highly scalable architecture allows Cerner to meet the clinical, financial, management and business information requirements of a health care delivery system across the continuum of care. The Cerner Millennium architecture, the core of which was developed between 1994 and 1999, is Cerner’s computing platform. The Cerner Millennium architecture uses flexible n-tiered client/server technology to optimize distributed computing performance and scalability across multiple client and server platforms. The Cerner Millennium architecture and applications were designed and developed to accommodate health care specific requirements for mission-critical computing and secure access from all settings along the care delivery continuum. The breadth of focus and functionality of the Cerner Millennium architecture and solutions are well suited for large-scale and enterprise application technologies for health care organizations.

The value of the Cerner Millennium architecture to a client organization is the enterprise-wide use of a single system based on a fully unified common architecture and database. With its single data model and comprehensive electronic medical record, the Cerner Millennium architecture provides secure, real-time access to all information across multiple applications, domains, organizations and physical locations, including physician, hospital, nursing, laboratory, pharmacy and consumers, to all authorized providers requiring such access. Given its unified and open design, the Cerner Millennium architecture can also provide a centralized repository of clinical and financial transactions to help standardize access and messaging of disparate applications across a health system.

The alternative to a single architectural approach is to use disparate systems based on differing architectures and data structures to automate the care process across the continuum of care. These disparate systems must be interfaced together and rely on these interfaces to transmit, modify and arrange data exchanged between them, which limits the data’s usefulness across multiple systems and inhibits real-time access. In addition, many of these systems lack functional scalability and cannot operate across multiple provider settings or locations within a health care organization, constraining organizations’ potential to realize full benefits in operational efficiencies and care quality.

Several overarching capabilities are embedded into the Cerner Millennium architecture. First is the capability for person-centric transactions and secure messaging, which consider the breadth of requirements not only of a patient, but also of healthy consumers. Second is health care community dynamics, which take into account the flexibility required by the constantly changing relationships between health care organizations, physicians and consumers, and the need to maintain complex security and user preferences based on the context and business attributes of the transaction in a community setting. Third is the ability to proactively deliver patient, provider and condition-specific knowledge and content in the form of alerts, best practices and pathways—content in context—at the point of decision, empowering physicians with the most complete, most timely information available when making decisions about care delivery.

Diverse Cerner clients located around the globe are reaping the benefits of the Cerner Millennium architecture, increasing efficiency and improving care quality. A brief sampling of client feedback includes:

“We believe in Cerner’s ability to execute on its vision and have benefited greatly from the decision to partner with Cerner. Cerner’s architecture makes it the best CPOE solution for the University of Illinois Medical Center. As we develop more advanced clinical decision support, Cerner Millennium places critical patient information—including laboratory results—within the decision-making process. The advancements we have made fully support our mission to provide the highest possible scientific and ethical standards in all that we do: patient care, education and research.” Joy Keeler, Assistant Vice Chancellor, University of Illinois at Chicago

“I always talk about Cerner, the rules and alerts, when I go to schools to talk to students. Technology is a very high value for them. Information technology is an investment in the future of our workforce.” Terrie Sterling, Vice President of Patient Care Services, Our Lady of the Lake Regional Medical Center (Louisiana)

“Morale gets a boost because PowerChart reduces the frustration and time previously associated with trying to obtain paper records, plus it provides legible records and rapid access to lab results and dictated documents. Communication between providers in different venues is faster and less repetitive. I have noticed a significant improvement in the quality and timeliness of documentation, because staff members know that their work will be available, read and used by other providers.” Dr. Corabell Arps, Pediatric/Adolescent Psychology, Eastern Maine Healthcare

Throughout 2003 and 2004, Cerner will focus on further contemporizing the Cerner Millennium architecture with new technologies and human interfaces that enhance usability, personalization and system management via browser-based applications.

Solutions

The Cerner Millennium platform of applications is a single-architecture health care information system capable of both retrieving and disseminating clinical and financial information across an entire health system. The Cerner Millennium solution families are dedicated to meeting the automation needs of virtually every segment of the care continuum.

Cerner solutions can be acquired individually or as a fully unified health information system. Cerner also markets more than 200 solutions options that complement Cerner’s major information systems. In addition, Cerner offers comprehensive consulting services—including learning services, readiness assessments, planning and change management and process redesign—and also sells third-party computers and related hardware to its software licensees.

Cerner’s solution categories include:

•	Enterprise Repositories, which are the data repositories underlying all solutions.

•	Enterprise-wide Solutions, which automate processes across and throughout the health system enterprise, including:

•	Clinical, which automate critical processes across the health care continuum.

•	Decision Support and Knowledge, which enhance clinical and business processes with information and actions.

•	Consumer, which support Internet-based health care communities that effectively connect individuals, providers and health systems.

•	Packaged Solutions, which address key processes in health care.

•	Health Care Organizations, which address key segments in health care organizations.

•	Technologies, which are used for developing applications or connecting other technologies and systems to the Cerner Millennium architecture.

Enterprise Repositories

The unique architecture of Cerner Millennium sets Cerner apart from the competition. A key part of the Cerner Millennium architecture is the data repositories the underlying foundation for Cerner applications which allow health care organizations to manage and make use of the data collected along the health care continuum.

The Open Clinical Foundation® repository manages clinical information, providing the foundation for the electronic medical record.

The Open Research Foundation™ repository provides open repository storage of clinical and medical information to support medical research.

The Open Image Foundation™ repository provides the clinical and document imaging foundation for the electronic medical record.

Enterprise-Wide Solutions

Access Management
The CapStone® Enterprise Access Management System creates the enterprise master person index (“EMPI”) and automates the identification, eligibility, registration and scheduling processes across hospitals, clinics, physician practices and other care delivery organizations.

Care Management
PowerChart® Electronic Medical Record System is the enterprise clinician’s desktop solution for viewing, ordering, documenting and managing care delivery, including the PowerOrders™ offering for physician ordering.

Financial and Operational
The ProFit™ Enterprise Billing and Accounts Receivable System is Cerner’s system for revenue accounting, billing and accounts receivable for the entire health system as well as each individual domain or organization. The ProFit system brings together clinical and financial data to ensure accurate charge capture and billing.

Cerner ProVision™ Document Image Management System is an integrated solution that manages document images across the entire health care organization.

The ProFile™ Health Information Management System helps meet the operation’s management needs of the health information management (medical records) department and includes functionality for the various coding and completion tasks.

Clinical Systems

Points of Care
The INet® Intensive Care Management System is designed to automate the entire care process in intensive care settings. It supports chart review and browsing, order management, documentation management and automatic data acquisition.

The CareNet® Acute Care Management System is designed to automate the entire care process in acute or institutional settings. The application collects, refines, organizes and evaluates detailed clinical and management data. It enables the entire care team to manage individual activities and plans, as well as measure outcomes and goals.

The CVNet® Cardiology Information System automates the processes within the cardiology department, supporting the scheduling, ordering, documentation and data capture required by professionals in the cardiology domain.

The SurgiNet® Surgery and Anesthesia Information System is designed to address the needs of the surgical department, including automating the functions of professional staff and material resource scheduling, inventory management, perioperative documentation, anesthesia management, and providing financial and operational analysis tools to support continuous improvement in the surgical service.

The FirstNet® Emergency Department Information System provides a comprehensive solution to the challenges emergency departments face to streamline process flows, comply with HIPAA and Emergency Medical Treatment and Active Labor Act regulations, comply with the Centers for Medicare and Medicaid Services requirements and ensure appropriate reimbursement. The FirstNet® system is an emergency department clinician and management tool for quick and effective patient tracking, ordering, results and medical record review, online clinical documentation, prescription writing, patient education and evidence-based coding.

The PowerChart Office™ Management System supports the broad range of clinical and business activities that occur within a physician office, clinic or large physician organization. This system ties the physician office together with other medical entities and automates key care team activities in both primary and specialty care settings.

The ProCure™ Enterprise Supply Chain Management solutions connect the materials management processes to clinical processes—from scheduling to outcomes—to establish the supply chain as a byproduct of the care process.

Clinical Centers
The PathNet® Laboratory Information System addresses the clinical, financial and managerial needs of a comprehensive laboratory setting with unified solutions for: general laboratory, microbiology, blood bank transfusion services, anatomic pathology, Human Leukocyte Antigen (“HLA”) and outreach programs. The PathNet® system automates laboratory processes while capturing crucial data for operational success, ensuring the production of accurate and timely reports and the maintenance of accessible laboratory records.

The RadNet® Radiology Information System addresses the operational and management requirements of radiology departments or services. It allows a department to replace its manual, paper-based system of record keeping with an efficient computer-based system.

Cerner ProVision™ PACS (picture archival and communications system) is fully unified with Cerner’s radiology information system to manage filmless storage, viewing, reporting and distribution of images. Using Cerner’s end-to-end, fully unified radiology information and image management systems, radiologists can improve operational efficiencies and reduce medical error.

The PharmNet® Pharmacy Information System empowers rapid pharmacy order entry and support of the clinical pharmacy in either an inpatient or retail setting. The PharmNet® system streamlines medication order entry, enabling the pharmacist or technician to place all types of pharmaceutical orders, and automates dispensing functions.

Decision Support and Knowledge

The PowerInsight™ solution is a comprehensive health care intelligence and data warehouse for health care. It enables clinical leadership and health care executives to collect, measure, analyze and benchmark data, thereby deriving insights to enable positive changes in clinical processes and operational performance.

The Discern Expert® solution is an event-driven, rules-based decision support software application that allows users to define clinical and management rules that are applied to event data captured or generated by other applications. It supports both synchronous (real-time, interactive) processing and asynchronous (noninteractive) processing of events.

The Discern Explorer® solution is a decision support solution unified with other Cerner Millennium clinical and management information systems that allows clients to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other applications.

The Care Designs™ solutions are clinical pathways and protocols that automate the specific plans of care for an individual and are used in conjunction with the PowerNote™ offering.

Zynx Health™ solutions include clinical pathways, which help physicians assess and treat illnesses based on the most current medical knowledge.

The Cerner Multum™ drug database provides caregivers and consumers alike with access to drug information and the ability to perform drug interaction checking to prevent adverse events.

Cerner APACHE™ clinical decision support and outcomes management systems manage the clinical and financial outcomes of high-risk patients in critical and acute care.

The Health Facts® repository is Cerner’s comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

The HealthSentry™ bio-surveillance network collects critical biological information about potential disease outbreaks and analyzes data for specific patterns or trends.

Consumer

Cerner’s IQHealth™ systems enable health care organizations to create an Internet-based health care community that connects individuals to their health care providers. IQHealth™ systems empower consumers and patients to record, track and store health information to better manage their own health and that of their loved ones. With IQHealth™ systems, sponsoring organizations can create and brand a “health exchange” to improve their presence in the community, better support individuals in their self-care actions including management of chronic conditions such as diabetes and asthma and enhance existing centers of excellence.

IQHealth™ systems include Web Portal Services, Health Content, Survey and Assessment Tools, Personal Health Record, Physician and Consumer Messaging and Disease-Specific Modules.

Packaged Solutions

Computerized Physician Order Entry (CPOE)
Cerner offers a step-by-step total CPOE solution ranging from basic automation to complete medication integration.

Cerner HealthSmart™ CPOE Direct is a stand-alone approach to CPOE for organizations that are taking initial steps in streamlining the orders process. This level of automation leverages the industry’s most robust CPOE application, the PowerOrders offering, and includes key functionality, like clinical documentation, order sets, starter content, rules packages and basic reporting tools, to deliver immediate benefits.

Cerner HealthSmart™ CPOE Connect takes clients to the next level by leveraging existing information systems. This intermediate level of Cerner’s solution extends a stand-alone CPOE system into two other critical areas of the orders process, pharmacy and nursing.

Cerner HealthSmart™ Medication Integration is the first comprehensive clinical information solution to support the complete medication orders process by connecting each care team member#physician, pharmacist and nurse—through a common, seamless data model.

Revenue Cycle Management
Cerner HealthSmart™ Revenue Cycle Integration draws upon the powerful capabilities of the CapStone® and ProFit™ systems to help health care organizations streamline and automate processes from registration through billing, realizing substantial savings and speeding the revenue collection process. Cerner’s revolutionary Clinically Driven Revenue Cycle™ approach proactively manages the revenue cycle as an outcome of the clinical automation process.

Health Care Organizations

Cerner also offers solutions designed for specific segments in the health care industry.

Cerner solutions for the Integrated Delivery Network allow organizations to serve multiple facilities, with differing needs, across various geographic locations.

Community Hospital Solutions automate clinical and business processes in the community hospital. Community Hospital Solutions suites include administrative, clinical, patient care, hospital integration and community.

Cerner solutions for the Children’s Hospital setting specifically address those issues unique to the pediatric hospital setting.

Cerner solutions for Correctional Facilities allows organizations to provide quality care for inmates amid many challenges, including inmate transfers to different facilities and the threat of litigation.

Cerner solutions for Academic Medical Centers allow medical centers to focus on delivering high-quality care and to carry out high-level teaching and research functions.

Cerner also offers solutions to meet the needs of federal health care organizations, including the Department of Veterans Affairs and the Department of Defense. These organizations have specific requirements for IT solutions.

Technologies

The MillenniumObjects™ toolkit is a collection of reusable programming elements from the revolutionary Cerner Millennium architecture. These segments of code, or objects, allow third-party developers to create front-end applications that draw upon the data model and proven functionality of the Cerner Millennium architecture.

The Open Engine Application Gateway™ System facilitates the exchange of data and assists in the management of interfaces between foreign systems in a network environment. It serves as a solution kit to help write interface code.

The Open Port Interface™ System represents Cerner’s standardized technology for providing reliable foreign system, medical device and other standard interfaces in a timely manner. Message translation and data mapping are done with point-and-click solutions and a scripting environment. Communications protocols are configured via table-driven parameters. These sophisticated methodologies result in decreased implementation times and greater client satisfaction.

Software Development

Cerner commits significant resources to developing new health information system solutions. As of December 28, 2002, approximately 1,591 associates were engaged full-time in software solutions development activities. Total expenditures for the development and enhancement of the Company’s software solutions were approximately $149,985,000, $113,872,000 and $90,694,000 during the 2002, 2001 and 2000 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

The Company expects to continue investment and development efforts for its current and future solution offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current software solutions lines with new versions released to clients on a periodic basis. In addition, Cerner plans to: expand its current software solutions lines by developing additional information systems for clinical, financial, operational and/or consumer use; continue to support simultaneous use of Cerner’s solutions across multiple facilities; and, continue to expand in the global marketplace.

The Company is committed to maintaining open attributes in its system architecture through operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner’s Open Engine, Open Port and MillenniumObjects software solutions lines.

See “Cerner Technology—Cerner Millennium Architecture” for a discussion of the development of Cerner’s latest generation of software solutions.

Sales and Marketing

The markets for Cerner’s information system solutions include integrated delivery networks, physician groups and networks and their management service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales has been in clinical applications in hospital-based provider organizations. Cerner’s Millennium architecture is highly scalable, with applications being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Cerner Millennium applications are designed to operate on either computers manufactured by HP Computer Corporation or IBM’s RISC System/6000 AIX (UNIX) platform, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of health care providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

The Company’s executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Belgium, Canada, Argentina, Germany, Singapore, Malaysia, Saudi Arabia and the United Kingdom. Cerner’s consolidated revenues include foreign sales of $29,412,000, $22,350,000 and $25,815,000 for the 2002, 2001 and 2000 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner’s solutions and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and sponsors executive conferences, which feature industry experts who address the information system needs of large health care organizations.

Client Services

All of Cerner’s clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support staff located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in Brussels, Belgium. Most of Cerner’s clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer.

Backlog

At December 28, 2002, Cerner had a contract backlog of approximately $732,719,000 as compared to approximately $566,280,000 at December 29, 2001. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software products. At December 28, 2002, the Company had approximately $84,054,000 of contracts receivable, which represents revenues recognized under the percentage of completion method but not yet billable under the terms of the contract. At December 28, 2002, Cerner had a software support and maintenance backlog of approximately $269,153,000 as compared to approximately $221,393,000 at December 29, 2001. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 51 percent of the aggregate backlog at December 28, 2002 of $1,001,872,000 will be recognized as revenue during 2003.

Other Factors Affecting The Company’s Business

Information under the caption “Factors That May Affect Future Results of Operations, Financial Condition of Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company’s business in the future, including: (a) variations in the Company’s quarterly operating results; (b) volatility of the Company’s stock price; (c) market risk of investments; (d) changes in the health care industry; (e) significant competition; (f) the Company’s proprietary technology may be subjected to infringement claims or may be infringed upon; (g) possible regulation of the Company’s software by the U.S. Food and Drug Administration or other government regulation; (h) the possibility of product-related liabilities; (i)

possible failures or defects in the performance of the Company’s software; (k) the possibility that the Company’s anti-takeover defenses could delay or prevent an acquisition of the Company; and, (l) risks associated with the Company’s global operations.

Number of Employees (“Associates”)

As of December 28, 2002, the Company employed 4,791 associates.

Item 2. Properties

The Company’s world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 500,000 square feet of useable space (the “Campus”). As of December 28, 2002, the Company was using approximately 480,000 square feet and substantially all of the remainder was leased to tenants. In the first quarter of 2002, the Company began construction of a new facility situated between the buildings located at 2800 and 2900 Rockcreek Parkway on the Campus. This facility, when completed, will be approximately 134,000 square feet in size and will house office, cafeteria and meeting space for the Company. Planned occupancy date of this new facility is the second quarter of 2003. In 2002, the Company began construction of a new office building located on the Campus. This facility, when completed will house office and meeting space for the Company. The planned occupancy date of this new facility is third quarter of 2003.

In the spring of 2001, the Company acquired property formally owned by Harrah’s Operating Company, Inc., located along the north riverbank of the Missouri River, approximately 2 miles from the Company’s Campus. This property consists of an 80,000 square foot building and a 1,300-car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company. The Company has also made use of the parking garage to meet overflow-parking demands on the Company’s Campus.

The Company also leases office space in: San Jose, California; Los Angeles, California; Denver, Colorado; Lake Mary, Florida; Waltham, Massachusetts; Detroit, Michigan; St. Louis, Missouri; Houston, Texas; Washington, D.C.; Chesapeake, Virginia; and, Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Sydney, Australia; Brussels, Belgium; and, Aachen and Idstein, Germany. Cerner Arabia, a joint venture in which the Company maintains a 40% equity interest, leases space in Riyadh, Saudi Arabia.

Item 3. Legal Proceedings

The Company has no material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 2002.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 15, 2003. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions

Neal L. Patterson	53	Chairman of the Board of Directors and Chief Executive Officer
Clifford W. Illig	52	Vice Chairman of the Board of Directors
Earl H. Devanny, III	51	President and President of Cerner Southeast
Glenn P. Tobin, Ph.D.	41	Executive Vice President, Chief Operating Officer and President of Cerner Great Lakes
Paul M. Black	44	Executive Vice President of U.S. Client Organization
Jack A. Newman, Jr.	55	Executive Vice President
Marc G. Naughton	48	Senior Vice President and Chief Financial Officer
Jeffrey A. Townsend	39	Senior Vice President and Chief Engineering Officer
Stanley M. Sword	41	Senior Vice President and Chief People Officer
Randy D. Sims	42	Vice President, Chief Legal Officer and Secretary
Douglas M. Krebs	45	Vice President and President of Cerner Global
Richard J. Flanigan, Jr.	43	Vice President and President of Cerner North Atlantic
Zane M. Burke	36	Vice President and President of Cerner West
Mike Valentine	34	Vice President and President of Cerner Mid America

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

Earl H. Devanny, III joined the Company in August of 1999 as President. In January of 2003 Mr. Devanny was named interim President of Cerner Southeast. Prior to joining the Company, Mr. Devanny served as president of ADAC Healthcare Information Systems, Inc. Prior to joining ADAC, Mr. Devanny served as a Vice President of the Company from 1994 to 1997. Prior to that he spent seventeen years with IBM Corporation.

Glenn P. Tobin, Ph.D. joined the Company in April of 1998 as General Manager and Senior Vice President. On October 29, 1998, Dr. Tobin was appointed Executive Vice President and Chief Operating Officer. In January of 2003, Mr. Tobin was named interim President of Cerner Great Lakes. Prior to joining the Company, Dr. Tobin served as a senior consultant with McKinsey and Co., Inc. for more than five years.

Paul M. Black joined the Company in March of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and Chief Sales Officer and to Executive Vice President in September of 2000. In January of 2003 Mr. Black was Executive Vice President of the U.S. Client Organization. Prior to joining the Company, he spent twelve years with IBM Corporation.

Jack A. Newman, Jr. joined the Company in January of 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for twenty-two years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG’s Healthcare Strategy Practice.

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President. He was promoted to Senior Vice President in March 2002.

Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the product organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998. He was promoted to Senior Vice President in March 2001.

Stanley M. Sword joined the Company in August 1998 as Vice President. He was promoted to Senior Vice President in March 2002. Prior to joining Cerner, he served as a client partner in the outsourcing practice of AT&T Solutions and as the Vice President of Organization Development for NCR Corporation. Prior to joining AT&T, Mr. Sword spent ten years with Accenture Consulting in a variety of roles within the systems integration practice.

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

Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. On February 1, 2000, Mr. Krebs was appointed as President of Cerner Global. Prior to joining Cerner, he spent fifteen years with IBM Corporation.

Richard J. Flanigan, Jr. joined the Company in November 1994 as a Regional Vice President. In 1997, his responsibilities were extended and he was named as General Manager. He was promoted to Senior Vice President in April 2000 and to President of Cerner North Atlantic in January 2003. Prior to joining Cerner, Mr. Flanigan spent more than thirteen years in sales and management positions at IBM Corporation.

Zane M. Burke joined the Company in September 1996 as U.S. Corporate Controller. Since that time he has held several positions in the finance organization and was promoted to Vice President in 2000 and President of Cerner West in January 2003. Prior to joining the Company, Mr. Burke was with KPMG LLP for six years.

Mike Valentine joined the Company in December 1998 as Director of Technology. He was promoted to Vice President in 2000 and President of Cerner Mid America in January of 2003. Prior to joining the Company, Mr. Valentine spent two years with Maryville Data Systems and more than five years with Accenture Consulting.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s common stock trades on The NASDAQ Stock MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2002 and 2001 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	2002			2001

	High	Low	Last	High	Low	Last

First quarter	52.06	43.14	47.71	61.50	30.81	34.25
Second quarter	57.00	46.23	47.83	49.50	28.00	42.00
Third quarter	45.54	35.88	35.99	57.35	37.57	49.50
Fourth quarter	38.34	27.65	29.50	60.00	45.06	50.69

At January 31, 2003, there were approximately 1,600 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the stockholders’ best interest to reinvest funds in the operation of the business.

Item 6. Selected Financial Data

	2002	2001	2000	1999	1998

	(1)(2)(3)	(4)(5)	(6)(7)	(11)(12)	(13)
			(8)(9)(10)

(In thousands, except per share data)
Statements of Earnings Data:
Revenues	$751,852	542,423	403,712	338,267	329,924
Operating earnings	90,820	61,350	24,810	1,768	32,552
Earnings (loss) before income taxes, cumulative effect of a change in accounting principle and extraordinary item	80,625	(63,314)	172,123	302	33,268
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	(786)	—	—	—	—
Extraordinary item – early extinguishment of debt	—	—	—	(1,395)	—
Net earnings (loss)	48,022	(42,366)	105,265	(1,211)	20,589
Earnings (loss) per share before extraordinary item:
Basic	1.36	(1.21)	3.08	.01	.63
Diluted	1.30	(1.21)	2.96	.01	.61

Earnings (loss) per share:
Basic	1.36	(1.21)	3.08	(.04)	.63
Diluted	1.30	(1.21)	2.96	(.04)	.61

Weighted average shares outstanding:
Basic	35,458	34,907	34,123	33,623	32,825
Diluted	37,050	34,907	35,603	33,916	33,667

Balance Sheet Data:
Working capital	$282,135	189,488	186,181	170,053	118,681
Total assets	779,279	712,302	616,411	660,891	436,485
Long-term debt, net	136,636	92,132	102,299	100,000	25,000
Stockholders’ equity	441,244	394,839	343,717	378,937	271,143

(1)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.09 for 2002.

(2)	Includes a charge for impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.17 for 2002.

(3)	Includes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.02 for 2002.

(4)	Includes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million, net of $2.7 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.

(5)	Includes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million, net of $46.1 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of ($2.21) for 2001.

(6)	Includes an investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this investment gain on diluted earnings per share was $3.38 for 2000.

(7)	Includes an investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this investment loss on diluted earnings per share was ($.69) for 2000.

(8)	Includes a charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this charge on diluted earnings per share was ($.19) for 2000.

(9)	Includes a charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this charge on diluted earnings per share was ($.09) for 2000.

(10)	Includes a charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this charge on diluted earnings per share was ($.03) for 2000.

(11)	Includes a charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this charge on diluted earnings per share was ($.17) for 1999.

(12)	Includes a charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this charge on diluted earnings per share was ($.03) for 1999.

(13)	Includes a charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this charge on diluted earnings per share was ($.09) for 1998.

Summary Pro-Forma Financial Data
(Statements of Earnings Data Excluding Noted Gains, Losses and Charges)

	2002	2001	2000	1999	1998

	(1)(2)(3)	(4)(5)	(6)(7)(8)(9)	(11)(12)	(13)
			(10)
(In thousands, except per share data)
Statements of Earnings Data, Excluding Noted Gains, Losses and Charges:
Revenues	$751,852	542,605	403,712	338,267	329,924
Operating earnings	90,820	61,532	24,810	1,768	32,552
Earnings before income taxes and extraordinary item	85,352	56,723	33,518	11,109	38,306
Extraordinary item – early extinguishment of debt	—	—	—	(1,395)	—
Net earnings	51,825	34,217	20,366	5,462	23,687
Earnings per share before extraordinary item:
Basic	1.46	.98	.60	.20	.72
Diluted	1.40	.93	.57	.20	.70

Earnings per share:
Basic	.1.46	.98	.60	.16	.72
Diluted	1.40	.93	.57	.16	.70

Weighted average shares outstanding:
Basic	35,458	34,907	34,123	33,623	32,825
Diluted	37,050	36,843	35,603	33,916	33,667

(1)	Pro-Forma Statement of Earnings Data excludes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.09 for 2002.

(2)	Pro-Forma Statement of Earnings Data excludes a charge on impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.17 for 2002.

(3)	Pro-Forma Statement of Earnings Data excludes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.02 for 2002.

(4)	Pro-Forma Statement of Earnings Data excludes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million, net of $2.7 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.

(5)	Pro-Forma Statement of Earnings Data excludes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million, net of $46.1 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of ($2.21) for 2001.

(6)	Pro-Forma Statement of Earnings Data excludes an investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this investment gain on diluted earnings per share was $3.38 for 2000.

(7)	Pro-Forma Statement of Earnings Data excludes an investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this investment loss on diluted earnings per share was ($.69) for 2000.

(8)	Pro-Forma Statement of Earnings Data excludes a charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this charge on diluted earnings per share was ($.19) for 2000.

(9)	Pro-Forma Statement of Earnings Data excludes a charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this charge on diluted earnings per share was ($.09) for 2000.

(10)	Pro-Forma Statement of Earnings Data excludes a charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this charge on diluted earnings per share was ($.03) for 2000.

(11)	Pro-Forma Statement of Earnings Data excludes a charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this charge on diluted earnings per share was ($.17) for 1999.

(12)	Pro-Forma Statement of Earnings Data excludes a charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this charge on diluted earnings per share was ($.03) for 1999.

(13)	Pro-Forma Statement of Earnings Data excludes a charge of $3.1 million, net of $1.9 million tax benefit, related to the acquisition of Multum Information Services, Inc. The impact of this charge on diluted earnings per share was ($.09) for 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In 2002, the Company set records in bookings, revenues, pro-forma earnings and cash flow for the third consecutive year. The Company continued to expand the breadth of its applications, offering nearly 50 different information technology solutions at the end of 2002. The strength of the Company’s application breadth is evidenced in record bookings contributions from ten different major application categories in 2002. The Company continued to build new client relationships and expand market share in 2002, with approximately 40 percent of new business bookings coming from clients that had no prior relationship with the Company. The Company also continued to strengthen its strategic presence in Europe. Operationally, the Company brought more than 500 Cerner Millennium applications live in 2002, bringing the total number of live applications to more than 1,700.

The Company continued to increase its presence in new markets in 2002. During 2002, the Company made good progress at implementing its new patient accounting solution, ProFit, and now has over 10 sites live. Cerner ProVision, the Company’s enterprise-wide image management solution that was launched in 2001, was brought live by four clients and sold to another 12 during 2002. The Company also expanded its managed services business and now has over 80 clients relying on its data center for hosting of technology services.

Health care organizations remain under significant pressures to improve the quality of care and eliminate variance and waste. Several parties, including the government, employer groups and consumer organizations, are demanding heightened efforts to eliminate medical error and reduce the costs of health care delivery. The Institute of Medicine has issued three major reports since 1999 that identify preventable medical errors as a major cause of death in the United States and suggest implementing information technology as a key part of the solution to preventing these unnecessary deaths. The Leapfrog Group, a consortium of large employers, continues to call for systemic change in the health care industry, and is a major proponent of requiring deployment of computerized physician order entry systems to reduce medical errors. The industry is also facing significant clinician shortages, particularly in nursing, radiology and pharmacy. The aging Baby Boomers, whose average age will be 65 years old in 2010, are expected to put added pressure on the health care system as their need for care increases. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) adds an additional element of complexity for health care organizations around security and patient confidentiality.

The Company believes most of the issues faced by health care organizations today can be effectively addressed with information technology. And the Company believes that its investment in the Cerner Millennium architecture creates a major competitive advantage. Cerner Millennium is a fully integrated, large-scale, contemporary, enterprise-wide architecture. This unification and the breadth of the Company’s solutions position the Company very well to help health care organizations address the critical issues they face today.

Results of Operations

Year Ended December 28, 2002, Compared to Year Ended December 29, 2001

The Company’s revenues increased 39% to $751,852,000 in 2002 from $542,423,000 in 2001. The Company had net earnings of $48,022,000 in 2002 compared to a net loss of $42,366,000 in 2001. Net earnings, before special charges and credits, were $51,825,000 in 2002 compared to $34,217,000 in 2001. Operating results for 2002, as described below, included a gain on the sale of available-for-sale securities and a charge for the impairment of investments, and a change in accounting principle for goodwill. Operating results for 2001, as described below, included a gain on software license settlement and investment losses.

Revenues - In 2002, revenues increased due to an increase in system sales, support of installed systems and an increase in services. System sales increased 36% to $332,274,000 in 2002 from $244,979,000 in 2001. Included in system sales are revenues from the sale of software, hardware and sublicensed software. The increase in system sales is due to an increase in new contract bookings in 2002 compared to 2001.

Support, maintenance and service revenues increased 41% to $419,578,000 in 2002 from $297,444,000 in 2001. Support and maintenance revenues were $171,238,000 and $140,666,000 in 2002 and 2001, respectively. Services revenues were $248,340,000 and $156,778,000 in 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services, excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At December 28, 2002, the Company had $732,719,000 in contract backlog and $269,153,000 in support and maintenance backlog, compared to $566,280,000 in contract backlog and $221,393,000 in support and maintenance backlog at the end of 2001.

Cost of Revenues - The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 22% of total revenues in 2002, and 21% of total revenues in 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The increase in the cost of revenue as a percent of total revenues resulted principally from an increase in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% in both 2002 and 2001. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new solutions.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2002 and 2001 were $149,985,000 and $113,872,000, respectively. These amounts exclude amortization. Capitalized software costs were $49,984,000 and $37,828,000 for 2002 and 2001, respectively.

General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% in both 2002 and 2001.

Interest Expense, Net - Interest income was $1,080,000 in 2002 compared to $2,896,000 in 2001. This decrease is due primarily to a decrease in interest rates and average invested cash. Interest expense was $6,635,000 in 2002 compared to $7,321,000 in 2001, primarily as a result of lower borrowing levels during the year.

Other Income, Net - Other income decreased to $87,000 in 2002 from $182,000 in 2002. Included in other revenues are revenues from office space leased to third parties.

Gain (Loss) on Sale of Investment — In December 2002, the Company exercised 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants were scheduled to expire on January 26, 2003. In December 2002, the Company sold 1,048,783 shares of WebMD for $8,242,000. Accordingly, the Company recorded an investment gain of $527,000, net of $342,000 in tax, as a result of the exercise of the warrants and the sale of the shares. In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

Impairment of Investment — The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments in non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc, a non-publicly traded company. During the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Gain on Software License Settlement — On June 18, 2001, the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a gain of $4,836,000, net of $2,744,000 in tax.

Income Taxes - The Company’s effective tax rate was an expense of 39% in 2002 and a benefit of 33% in 2001. The benefit is a result of the loss on the WebMD shares and other permanent differences.

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its transitional review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units.

Year Ended December 29, 2001, Compared to Year Ended December 30, 2000

The Company’s revenues increased 35% to $542,423,000 in 2001 from $400,824,000 in 2000. The Company had a net loss of $42,366,000 in 2001 compared to net earnings of $105,265,000 in 2000. Net earnings, before special charges and credits were $34,217,000 in 2001 compared to $20,366,000 in 2000. Operating Results for 2001, as described below, included a gain on software license settlement and investment losses. Operating results for 2000, as described below, included a realized investment gain and loss, write-offs of acquired in-process research and development and a write-down of intangible assets.

Revenues - In 2001, revenues increased due to an increase in system sales and support of installed systems. System sales increased 37% to $244,979,000 in 2001 from $179,173,000 in 2000. Included in system sale are revenues from the sale of software, hardware, sublicensed software and professional services. The increase in system sales is due to an increase in new contract bookings in 2001 compared to 2000.

Support and maintenance and service revenues increased 34% in 2001 compared to 2000. Support and maintenance revenues were $140,666,000 and $114,896,000 in 2001 and 2000, respectively. Service revenues were $156,778,000 and $106,755,000 in 2002 and 2001, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services, excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

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

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% in both 2001 and 2000. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new software solutions.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2001 and 2000 were $113,872,000 and $90,694,000, respectively. These amounts exclude amortization. Capitalized software costs were $37,828,000 and $30,982,000 for 2001 and 2000, respectively.

General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% in both 2001 and 2000.

Write-off of Acquired In-Process Research and Development – Write-off of acquired in-process research and development includes expenses resulting from the acquisitions of CITATION Computer Systems, Inc. and ADAC Healthcare Information Systems, Inc. in 2000.

Write-down of Intangible Assets – Write-down of intangible results from the decision to discontinue a portion of the Health Network Ventures, Inc. business as more fully described in Note 2 to the Consolidated Financial Statements.

Interest Expense, Net - Interest income was $2,896,000 in 2001 compared to $3,645,000 in 2000. This decrease is due primarily to a decrease in invested cash. Interest expense was $7,321,000 in 2001 compared to $7,316,000 in 2000.

Other Income, Net — Other revenues decreased to $182,000 in 2001 from $3,669,000 in 2000. Included in other revenues are revenues from office space leased to third parties and other investment revenues. This decrease was due to a decrease in other investment revenue.

Gain (Loss) on Sale of Investment – On December 12, 2000, the Company sold 4,273,509 shares of WebMD for $25,641,000. Accordingly, the Company recorded an investment loss of $24,539,000, net of $13,923,000 of tax, as a result of the sale.

Impairment of Investment — The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of that policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Gain on Software License Settlement — On June 18, 2001, the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a gain of $4,836,000, net of $2,744,000 of tax.

Realized Gain on Exchange of Stock – On February 13, 2000, CareInsite entered into an agreement to merge with WebMD. The merger of CareInsite and WebMD (“Merger”) closed on September 12, 2000. Prior to the Merger, the carrying value of the CareInsite stock was $6.22 per share, the market price of WebMD on September 12, 2000 was $15.00 per share. Upon the exchange of CareInsite stock for WebMD stock, the Company recorded an investment gain of $120,362,000, net of $68,292,000 of tax, as a result of the exchange.

Income Taxes - The Company’s effective tax rate was a benefit of 33% in 2001 and an expense of 39% in 2000. The benefit is a result of the loss on the WebMD shares and other permanent differences.

Liquidity and Capital Resources

The Company had total cash and cash equivalents of $142,543,000 at the end of 2002 and working capital of $282,135,000 compared to cash and cash equivalents of $107,536,000 at the end of 2001 and working capital of $189,488,000.

The Company generated cash of $36,850,000, $64,838,000 and $53,313,000 from operations in 2002, 2001 and 2000, respectively. Cash flow from operations decreased in 2002 due primarily to a $31,200,000 tax payment related to the sale of shares of WebMD. Cash flow from operations increased in 2001 and 2000, due primarily to the increase in net earnings before noncash charges, increased collection of receivables, improved payment terms and record level of conversions.

Cash used in investing activities consisted primarily of capitalized software development costs of $49,984,000 and $37,828,000 and purchases of capital equipment, land and buildings of $59,699,000 and $25,722,000 in 2002 and 2001, respectively. The Company also completed acquisitions of businesses for $26,016,000 and $4,045,000 in 2002 and 2001, respectively. The Company had proceeds of $95,134,000 from the sale of shares of WebMD in 2002.

Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22% in 2002, 2001 and 2000, and the Company expects these revenues to continue to grow as the base of installed systems grows.

On December 20, 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement dated December 15, 2002. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal annual installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the bank loan agreement and will be used for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 28, 2002.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures. The Company has a loan agreement with a bank that provides for a current revolving line of credit for working capital purposes. In June 2002, the Company expanded its credit facility by entering into an unsecured revolving credit agreement with a group of banks led by U.S. Bank. The new credit facility increased the amount the Company may borrow from $45,000,000 to $90,000,000. The fee rate on the new facility is approximately the same as the prior facility. The revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (4.25% at December 28, 2002) or LIBOR

(1.42% at December 28, 2002) plus 2%. The interest rate may be reduced by up to 1% if certain net worth ratios are maintained. At December 28, 2002, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of 1/2% or 3/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2005. The Company believes that its present cash position, together with cash generated from operations, will be sufficient to meet anticipated cash requirements during 2003.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds will be used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 28, 2002.

At December 28, 2002, the Company was committed to spending approximately $63,000,000 under construction contracts for two new buildings at its North Kansas City headquarters complex. At December 28, 2002, the Company had spent $26,464,000. The construction will be financed by the Company’s cash position, cash generated from operations and if necessary the line of credit.

The following table represents a summary of the Company’s contractual obligations and commercial commitments as of December 28, 2002, except those arising in the ordinary course.

	Payments due by period

						2008 and
Obligations (in thousands)	2003	2004	2005	2006	2007	thereafter	Total

Long-Term Debt Obligations	12,202	19,302	18,667	25,667	13,667	59,333	148,838
Lease Obligations	10,781	6,052	1,264	425	—	—	18,522
Acquisition Related Commitments	—	1,499	—	—	7,500	—	8,999
Supplier Software Purchase Commitments (1)	1,150	—	—	—	—	—	1,150
Building Commitments (2)	36,536	—	—	—	—	—	36,536

Total	60,669	26,853	19,931	26,092	21,167	59,333	214,045

(1)	Excludes purchase obligations for which Cerner has a client commitment.

(2)	The Company has the right to terminate the underlying construction contracts and the related future commitments under such contracts but has no plans or intentions of stopping construction.

The effects of inflation on the Company’s business during 2002, 2001 and 2000 were not significant.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). The Company is required to adopt SFAS 143 effective December 28, 2002. In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 143 or 146 to have a material effect on its consolidated financial position, results of operations or cash flows. Refer to Note 1 to the accompanying consolidated financial statements for further discussion of these accounting standards.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, other than temporary declines in the market value of investments, allowance for doubtful accounts and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within the Discussion and Analysis of the Company’s financial condition and results of operations. In addition, Note 1 to the accompanying financial statements further expands upon the Company’s accounting policies.

Revenue Recognition

Revenues are derived primarily from the sale of clinical financial and administrative information systems and solutions. The components of the system sales revenues are the licensing of computer software, installation, subscription content and the sale of computer hardware and sublicensed software. The components of support, maintenance and service revenues are software support and hardware maintenance, remote hosting and outsourcing, training, consulting and implementation services.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicensed software based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, computer hardware and sublicensed software and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

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

The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting and post conversion review services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from six months to three years.

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

Hardware and sublicensed software sales are generally recognized upon delivery to the client.

The Company also offers its solutions on an application service provider (“ASP”) or a term license basis, making available Company software functionality on a remote processing basis from the Company’s data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third-party costs and direct software installation and implementation costs. These costs are amortized over the term of the arrangement.

In limited cases where the Company has contractually agreed to develop new or customized software code for a client, the Company utilizes percentage of completion accounting in accordance with SOP 81-1.

Deferred revenue is comprised of deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at December 29, 2001, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 29, 2002.

Software Development Costs

Costs incurred internally in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solutions with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the software solution. The Company is amortizing capitalized costs over five years.

The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators, internet-based start-up companies and others specializing in the health care industry may offer competitive products or services. The pace of change in the health care information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software solutions may become less valuable or obsolete and could be subject to impairment.

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

The Company has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at December 28, 2002 and December 29, 2001 was $876,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings

Concentrations

Substantially all of the Company’s cash and cash equivalents and short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Substantially all of the Company’s clients are integrated delivery networks, hospitals and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company’s access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $36.7 million of goodwill that was not amortized in accordance with SFAS 142. For the years ended 2001 and 2000, earnings included $1,758,000 and $1,015,000 of amortization of goodwill, net of tax, respectively. Goodwill amounted to $45,938,000 and $23,879,000 at December 28, 2002 and December 29, 2001, respectively.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for the Company’s software solutions and services, the Company’s long sales cycle, potentially long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for the Company’s Cerner Millennium solutions, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients’ internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately one month to three years and may involve significant efforts both by the Company and the client. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company’s and the client’s ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company’s solutions generally do not commence until the solution is in use.

The Company’s revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of the clients’ year-end efforts to make all final capital expenditures for the current year.

Stock Price May Be Volatile — The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company’s performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond the Company’s control. As a matter of policy, the Company does not generally comment on rumors.

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

Market Risk of Investments — The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at December 28, 2002 and December 29, 2001 was $876,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

At December 28, 2002, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $143 million, with an overall average return of approximately 2.3% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.25% at December 28, 2002) or LIBOR (1.42% at December 28, 2002) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Changes in the Health Care Industry — The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have a direct impact on the health care industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of health care organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level and to change health care financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for the Company’s software solutions and services. As the health care industry consolidates, the Company’s client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.

Significant Competition — The market for health care information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company’s principal existing competitors include GE Medical Systems, Siemens Medical Solutions Health Services Corporation, IDX Systems Corporation, McKesson Corporation, Eclipsys Corporation, Medical Information Technology, Inc. (“Meditech”) and Epic Systems Corporation, each of which offers a suite of software solutions that compete with many of the Company’s software solutions and services. There are other competitors that offer a more limited number of competing software solutions.

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, internet-based start-up companies and others specializing in the health care industry may offer competitive software/solutions or services. The pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. As a result, the Company’s success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon — The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company has initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its software solutions and services overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property.

Government Regulation — The United States Food and Drug Administration (the “FDA”) has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank software. If other of the Company’s software solutions are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in health care.

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

There can be no assurance, however, that the Company’s actions taken in response to the Form 483 and Warning Letter will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Product Related Liabilities — Many of the Company’s software solutions provide data for use by health care providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured, or under-insured could materially harm its business, results of operations or financial condition.

System Errors and Warranties — The Company’s systems, particularly the Cerner Millennium versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances.

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

Risks Associated with the Company’s Global Operations – The Company markets, sells and services its software solutions globally. The Company has established offices around the world, including in North America, Europe and in the Asia Pacific region. The Company will continue to expand its global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. In some countries, the Company’s success will depend in part on its ability to form relationships with local partners. There is a risk that the Company may sometimes choose the wrong partner. For these reasons, the Company may not be able to maintain or increase global market demand for its software solutions.

Global operations are subject to inherent risks, and the Company’s future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing foreign operations;

•	The impact of economic conditions outside the United States;

•	Unexpected changes in regulatory requirements;

•	Certification requirements;

•	Reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences;

•	Political instability;

•	Trade protection measures and other regulatory requirements;

•	Service provider and government spending patterns;

•	Natural disasters, war or terrorist acts;

•	Poor selection of a partner in a country; and

•	Political conditions which may threaten the safety of associates or the continued presence of the Company in these countries.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information contained under the caption “Factors That May Affect Future Results of Operations, Financial Condition or Business — Market Risk of Investments” set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 23, 2003, will contain under the caption “Election of Directors” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 23, 2003, will contain under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 23, 2003, will contain under the caption “Executive Compensation” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 23, 2003, will contain under the caption “Voting Securities and Principal Holders Thereof” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 23, 2003, will contain under the caption “Certain Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company’s Chairman of the Board and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Independent Auditors’ Report on Consolidated Financial Statements

Consolidated Balance Sheets - December 28, 2002 and December 29, 2001

Consolidated Statements of Operations - Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Consolidated Statements of Changes In Equity Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Consolidated Statements of Cash Flows Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and independent auditors’ report on financial statement schedule of the Registrant for the three-year period ended December 28, 2002 are included herein:

Schedule II — Valuation and Qualifying Accounts,
Independent Auditors’ Report on Consolidated Financial Statement Schedule
All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description

3(a)	Restated Certificate of Incorporation of the Registrant, (filed as Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated March 9, 2001, (filed as Exhibit 4.2 to Registrant’s Form S-8 filed on September 26, 2001 and incorporated herein by reference).

4(a)	Amended and Restated Rights Agreement, dated as of March 12, 1999, between Cerner Corporation and UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, and the Form of Rights Certificate, as Exhibit B (filed as an Exhibit to Registrant’s current report on Form 8-A/A dated March 31, 1999 and incorporated herein by reference).

4(b)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Registration Statement on Form S-8 (File No. 33-15156) and hereby incorporated herein by reference).

Number	Description

4(c)	Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as document agent, dated as of May 31, 2002 (filed as Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Associates as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of July 22, 2002.

4(e)	Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999, and incorporated herein by reference).

10(a)	Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).*

10(b)	Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr., Ph.D. and Thomas C. Tinstman, M.D., (filed as Exhibit 10(i) to Registrant’s Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c)	Indemnification Agreement between Michael E. Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(d)	Indemnification Agreement between John C. Danforth, and Registrant (filed as Exhibit 10(i)(b) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(e)	Indemnification Agreement between Jeff C. Goldsmith, Ph.D. and Registrant (filed as Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(f)	Indemnification Agreement between William B. Neaves, Ph.D. and Nancy-Ann DeParle and Registrant (filed as Exhibits 10.1 and 10.2 to Registrant’s Form 10-Q for the quarter ended September 29, 2001 and hereby incorporated herein by reference).*

10(g)	Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(h)	Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(j)	Long-Term Incentive Plan for 1999 (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

10(k)	Promissory Note of Jack A. Newman, Jr. (filed as Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

Number	Description

10(l)	Promissory Notes of Earl H. Devanny, III (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(m)	Promissory Note of Glenn P. Tobin, Ph.D. (filed as Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

10(n)	Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(g) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(o)	Form of Stock Pledge Agreement for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(h) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(p)	Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(q)	Employment Agreement of Earl H. Devanny, III (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(r)	Employment Agreement of Glenn P. Tobin, Ph.D. (filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(s)	Employment Agreement of Stanley M. Sword (filed as Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(t)	Employment Agreement of Jack A. Newman, Jr. (filed as Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(u)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(v)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(w)	Qualified Performance-Based Compensation Plan (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(x)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002.

10(y)	Cerner Corporation Executive Deferred Compensation Plan.

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

22	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

Number	Description

99.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3)(b)

(b)	Reports on Form 8-K.

Report on Form 8-K was filed on January 7, 2003.

(c)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Dated: March 11, 2003	By:	/s/ Neal L. Patterson Neal L. Patterson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2003

/s/ Clifford W. Illig Clifford W. Illig, Vice Chairman and Director	March 11, 2003

/s/ Marc G. Naughton Marc G. Naughton, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003

/s/ Michael E. Herman Michael E. Herman, Director	March 11, 2003

/s/ Gerald E. Bisbee Gerald E. Bisbee, Jr., Ph.D., Director	March 11, 2003

/s/ John C. Danforth John C. Danforth, Director	March 11, 2003

/s/ Jeff C. Goldsmith Jeff C. Goldsmith, Ph.D., Director	March 11, 2003

/s/ William B. Neaves William B. Neaves, Ph.D., Director	March 11, 2003

/s/ Nancy-Ann DeParle Nancy-Ann DeParle, Director	March 11, 2003

CERTIFICATIONS

     I, Neal L. Patterson, Chairman of the Board and Chief Executive Officer of Cerner Corporation, certify that:

     1.     I have reviewed this annual report on Form 10-K of Cerner Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 11, 2003

/s/ Neal L. Patterson Neal L. Patterson Chairman of the Board and Chief Executive Officer

     I, Marc G. Naughton, Chief Financial Officer of Cerner Corporation, certify that:

     1.     I have reviewed this annual report on Form 10-K of Cerner Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 11, 2003

/s/ Marc G. Naughton Marc G. Naughton Chief Financial Officer

Independent Auditors’ Report

The Board of Directors and Stockholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” on December 30, 2001.

KPMG LLP

Kansas City, Missouri
January 23, 2003

Management’s Report

The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate to the circumstances, and, therefore, included in the financial statements are certain amounts based on management’s informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation’s independent certified public accountants and have been reviewed by the audit committee of the Board of Directors.

Consolidated Balance Sheets

December 28, 2002 and December 29, 2001

	2002	2001

(Dollars in thousands)

Assets
Current Assets:
Cash and cash equivalents	$142,543	107,536
Receivables	272,668	220,205
Inventory	9,041	5,834
Prepaid expenses and other	23,434	14,101

Total current assets	447,686	347,676

Property and equipment, net	134,283	94,705
Software development costs, net	117,327	96,962
Goodwill, net	45,938	23,879
Intangible assets, net	23,155	18,015
Investments	964	122,992
Other assets	9,926	8,073

	$779,279	712,302

Liabilities and Stockholders’ Equity Current Liabilities:
Accounts payable	$46,822	20,942
Current installments of long-term debt	12,202	27,187
Deferred revenue	45,055	53,304
Income taxes	4,691	5,661
Accrued payroll and tax withholdings	47,262	40,565
Other accrued expenses	9,519	10,529

Total current liabilities	165,551	158,188
Long-term debt, net	136,636	92,132
Deferred income taxes	35,848	62,393
Deferred revenue	—	4,750

Stockholders’ Equity:
Common stock, $.01 par value,150,000,000 shares authorized, 36,732,532 and 36,564,690 shares issued in 2002 and 2001, respectively	367	366
Additional paid-in capital	226,912	216,811
Retained earnings	236,572	188,550
Treasury stock, at cost (1,202,999 and 1,201,625 shares in 2002 and 2001, respectively)	(20,863)	(20,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(1,668)	(2,095)
Unrealized gain (loss) on available-for-sale equity securities (net of deferred tax asset of $23 in 2002 and deferred tax liability of $6,810 in 2001)	(76)	12,006

Total stockholders’ equity	441,244	394,839

Commitments (Note 13)	$779,279	712,302

See notes to consolidated financial statements.

Consolidated Statements of Operations

For the years ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

(In thousands, except per share data)

Revenues
System sales	$332,274	244,979	182,061
Support, maintenance and services	419,578	297,444	221,651

Total revenues	751,852	542,423	403,712

Costs and expenses
Cost of revenues	162,140	115,606	90,118
Sales and client service	319,265	226,776	169,289
Software development	129,620	100,186	78,425
General and administrative	50,007	38,505	29,483
Write-off of acquired in-process research and development	—	—	4,900
Write-down of intangible assets	—	—	6,687

Total costs and expenses	661,032	481,073	378,902

Operating earnings	90,820	61,350	24,810
Other income (expense):
Interest expense, net	(5,555)	(4,425)	(3,671)
Other income, net	87	182	792
Gain (loss) on sale of investments	5,177	(385)	(38,462)
Impairment of investments	(9,904)	(127,616)	—
Gain on software license settlement	—	7,580	—
Realized gain on exchange of stock	—	—	188,654

Total other income (expense), net	(10,195)	(124,664)	147,313

Earnings (loss) before income taxes and cumulative effect of
a change in accounting principle	80,625	(63,314)	172,123
Income taxes	(31,817)	20,948	(66,858)

Earnings (loss) before cumulative effect of a change in accounting principle	48,808	(42,366)	105,265
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	(786)	—	—

Net earnings (loss)	$48,022	(42,366)	105,265

Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$1.38	(1.21)	3.08
Cumulative effect of a change in accounting for goodwill	(0.02)	—	—

Basic earnings (loss) per share	$1.36	(1.21)	3.08

Diluted earnings (loss) per share before cumulative effect of a
change in accounting principle	$1.32	(1.21)	2.96
Cumulative effect of a change in accounting principle	(0.02)	—	—

Diluted earnings (loss) per common share	$1.30	(1.21)	2.96

See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity

For the years ended December 28, 2002, December 29, 2001 and December 30, 2000

						Accumulated
			Additional		Treasury	Other
	Common Stock		paid-in	Retained	stock	Comprehensive	Comprehensive
	Shares	Amount	capital	earnings	amount	Income	income (loss)

(In thousands)

Balance at January 1, 2000	34,933	$349	166,735	125,651	(20,796)	106,998

Exercise of options	439	5	7,050	—	(3)	—	—
Issuance of common stock grants as compensation	2	—	31	—	—	—	—
Acquisition of business	594	6	14,056	—	—	—	—
Non-employee stock option compensation expense	—	—	229
Fair value of employee stock options exchanged in acquisition of business	—	—	1,089	—	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	3,525	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(766)	(766)
Unrealized loss on available-for-sale equity securities, net of deferred tax benefit of $92,842	—	—	—	—	—	(69,807)	(69,807)
Reclassification adjustment for gains recognized in net income, net of deferred taxes of $54,400	—	—	—	—	—	(95,900)	(95,900)
Net earnings	—	—	—	105,265	—	—	105,265

Comprehensive income (loss)							(61,208)

Balance at December 30, 2000	35,968	$360	192,715	230,916	(20,799)	(59,475)

Exercise of options	235	2	4,065	—	—	—	—
Acquisition of business	362	4	17,667	—	—	—	—
Non-employee stock option compensation expense	—	—	215	—	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	2,328	—	—	—	—
Associate stock purchase plan discounts	—	—	(179)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,352)	(1,352)
Unrealized gain on available-for-sale equity securities, net of deferred tax expense of $6,810	—	—	—	—	—	12,006	12,006
Reclassification adjustment for losses recognized in net loss, net of deferred taxes of $33,036	—	—	—	—	—	58,732	58,732
Net loss	—	—	—	(42,366)	—		(42,366)

Comprehensive income							27,020

Balance at December 29, 2001	36,565	$366	216,811	188,550	(20,799)	9,911

Exercise of options	168	1	3,259	—	(64)	—
Non-employee stock option compensation expense	—	—	90	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,561	—	—	—
Associate stock purchase plan discounts	—	—	(609)	—	—	—
Third party warrants	—	—	5,800	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	427	427
Unrealized gain on available-for-sale equity securities, net of deferred benefit of $14	—	—	—	—	—	(76)	(76)
Reclassification adjustment for gains recognized in net earnings, net of deferred taxes of $6,810	—	—	—	—	—	(12,006)	(12,006)
Net earnings	—	—	—	48,022	—	—	48,022

Comprehensive income							36,367

Balance at December 28, 2002	36,733	$367	226,912	236,572	(20,863)	(1,744)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 28, 2002, December 29, 2001 and December 30, 2000

	2002	2001	2000

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$48,022	(42,366)	105,265
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	57,346	47,305	37,988
Common stock received as consideration for sale of license software	—	(750)	(6,150)
Impairments of investments	9,904	127,616	—
Gain on software license settlement	—	(7,580)	—
Realized gain on exchange of stock	—	—	(188,654)
Realized (gain) loss on sale of stock	(5,177)	385	38,462
Write-down of intangible assets	—	—	6,687
Write-off of acquired in-process research and development	—	—	4,900
Impairment of goodwill	1,272	—	—
Issuance of common stock grants as compensation	—	—	31
Non-employee stock option compensation expense	90	215	229
Equity in losses of affiliates	—	1,525	1,095
Provision for deferred income taxes	8,710	(43,199)	67,640
Payment of tax on non-recurring gain from the sale of WebMD	(31,200)	—	—
Tax benefit from disqualifying dispositions of stock options	1,561	2,328	3,525
Loss on disposal of capital equipment	—	—	33
Changes in operating assets and liabilities (net of businesses acquired):
Receivables, net	(50,364)	(26,389)	(14,994)
Inventory	(2,762)	(3,252)	595
Prepaid expenses and other	(13,302)	(8,216)	(7,025)
Accounts payable	20,648	(4,572)	(3,389)
Accrued income taxes	1,791	10,207	(5,329)
Deferred revenue	(12,203)	(2,164)	5,280
Other current liabilities	2,570	13,745	7,124

Total adjustments	(11,116)	107,204	(51,952)

Net cash provided by operating activities	36,906	64,838	53,313

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(33,235)	(17,654)	(16,154)
Purchase of land, buildings, and improvements	(26,464)	(8,068)	—
Acquisition of businesses, net of cash received	(26,016)	(4,045)	(16,829)
Investments in affiliates	—	(1,664)	(7,370)
Proceeds from sale of available for sale securities	95,134	1,572	26,152
Advance to affiliate	—	—	1,000
Issuance of notes receivable	(156)	(205)	(385)
Repayment of notes receivable	451	707	1,152
Capitalized software development costs	(49,984)	(37,828)	(30,982)

Net cash used in investing activities	(40,270)	(67,185)	(43,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	70,102	18,088	—
Repayment of long-term debt	(41,032)	(1,634)	(967)
Proceeds from third party warrants	5,800	—	—
Proceeds from exercise of options	3,196	4,067	7,052
Associate stock purchase plan discounts	(609)	(179)	—

Net cash provided by financing activities	37,457	20,342	6,085

Foreign currency translation adjustment	914	(1,352)	(766)

Net increase in cash and cash equivalents	35,007	16,643	15,216
Cash and cash equivalents at beginning of year	107,536	90,893	75,677

Cash and cash equivalents at end of year	$142,543	107,536	90,893

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,937	7,341	7,348
Income taxes, net of refund	49,484	9,535	930

Noncash investing and financing activities Issuance of common stock for acquisition of business	—	17,671	14,062
Issuance of notes payable for acquisition of business	—	—	1,385
Addition to paid-in capital for the fair value of employee stock options exchanged in the acquisition of business	—	—	1,089

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

(c)  Revenue Recognition - Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The components of these revenues are the licensing of computer software, software support and hardware maintenance, remote hosting and outsourcing, training, installation, consulting and implementation services, subscription content, and the sale of computer hardware and sublicensed software.

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements”. SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients, professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license, and the hardware and sublicense software based on the prices for these elements when they are sold separate from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

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

Notes to Consolidated Financial Statements

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

Hardware and sublicensed software sales are generally recognized upon delivery to the client.

The Company also offers its software solutions on an application service provider (“ASP”) or term license basis, making available Company software functionality on a remote processing basis from the Company’s data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third party costs and direct software installation and implementation costs. These costs are amortized over the term of the arrangement.

In limited cases where the Company contractually agrees to develop new or customized software code for a client, the Company will utilize percentage of completion accounting in accordance with SOP 81-1.

Deferred revenue is comprised of deferrals for license fees, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at December 29, 2001, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 29, 2002.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of related reimbursements were $28,410,000, $18,379,000 and $13,821,000 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. These amounts have been reclassified from sales and client service expense to revenue and cost of revenues. The Company then reclassified these amounts from revenue and cost of revenues to other income and expense.

(d) Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Notes to Consolidated Financial Statements

(e)  Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2002, 2001 and 2000, the Company capitalized $49,984,000, $37,828,000 and $30,982,000, respectively, of total software development costs of $149,985,000, $113,872,000, and $90,694,000, respectively. Amortization expense of capitalized software development costs in 2002, 2001, and 2000 was $29,619,000, $24,142,000, and $18,713,000, respectively, and accumulated amortization was $130,172,000, $100,553,000, and $76,411,000, respectively.

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

(f)  Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.

(g)  Investments – The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. For realized gains and losses on available-for-sale investments, the Company utilizes the specific identification method as the basis to determine cost. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at December 28, 2002 and December 29, 2001 was $876,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is included in earnings.

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

Notes to Consolidated Financial Statements

(j)  Earnings per Common Share – Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

(In thousands, except per share data)

	2002			2001			2000

			Per-			Per-			Per-
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings (loss) per share before cumulative effect of a change in accounting principle
Basic earnings (loss) per share Income available to common stockholders	$48,808	35,458	$1.38	$(42,366)	34,907	$(1.21)	$105,265	34,123	$3.08

Effect of dilutive securities Stock options	—	1,592		—	—		—	1,480

Diluted earnings (loss) per share
Income available to common stockholders including assumed conversions	$48,808	37,050	$1.32	$(42,366)	34,907	$(1.21)	$105,265	35,603	$2.96

Net earnings (loss) per share
Basic earnings (loss) per share Income available to common stockholders	$48,022	35,458	$1.36	(42,366)	$34,907	$(1.21)	$105,265	34,123	$3.08

Effect of dilutive securities Stock options	—	1,592		—	—		—	1,480

Diluted earnings (loss) per share
Income available to common stockholders including assumed conversions	$48,022	37,050	$1.30	(42,366)	$34,907	$(1.21)	$105,265	35,603	$2.96

Options to purchase 2,390,000, 299,000, and 521,000 shares of common stock at per share prices ranging from $43.13 to $574.82, $48.19 to $574.82, and $35.88 to $84.07, were outstanding at the end of 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Additionally, all options were excluded from the 2001 diluted earnings per share computations as the effect of their inclusion would have been anti-dilutive on the loss per share calculation.

(k)  Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was ($1,955,000), $23,813, and ($518,000) in 2002, 2001 and 2000, respectively.

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

Notes to Consolidated Financial Statements

(m)  Impairment of Long-Lived Assets — On December 30, 2001, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

(n)  Goodwill and Other Intangible Assets – Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		December 28, 2002		December 29, 2001
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$28,938	8,649	19,140	4,508
Customer lists	7.0	3,700	1,183	3,700	654
Patents	14.0	377	63	336	40
Non-compete agreements	7.0	50	15	50	9

Total	5.33	$33,065	9,910	23,226	5,211

Amortization expense was $4,482,000, $2,191,000 and $882,000 for the years ended 2002, 2001 and 2000, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2003	$6,018
	2004	5,812
	2005	5,224
	2006	3,967
	2007	1,655

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill for the twelve months ended December 28, 2002 are as follows:

Balance as of December 29, 2001	$23,879
Goodwill acquired during 2002	23,331
Goodwill impaired during 2002	(1,272)

Balance as of December 28, 2002	$45,938

The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) to exclude the effect of amortization expense in the years ended 2001 and 2000 for goodwill that is no longer being amortized.

(In thousands, except per share data)

	2002	2001	2000

Reported net earnings (loss)	$48,022	(42,366)	105,265
Add back: Goodwill amortization	—	1,758	1,015

Adjusted net earnings (loss)	48,022	(40,608)	106,280

Basic earnings per share:
Reported net earnings (loss)	$1.36	(1.21)	3.08
Add back: Goodwill amortization	—	.05	.03

Adjusted net earnings (loss)	1.36	(1.16)	3.11

Diluted earnings per share:
Reported net earnings (loss)	$1.30	(1.21)	2.96
Add back: Goodwill amortization	—	.05	.03

Adjusted net earnings (loss)	1.30	(1.16)	2.99

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

(p)  Segment Reporting - In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

(q)  Concentrations – Substantially all of the Company’s cash and cash equivalents, short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Notes to Consolidated Financial Statements

Substantially all of the Company’s clients are integrated delivery networks, hospitals, and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company’s access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of December 28, 2002 and December 29, 2001 was $8,746,000 and $6,880,000, respectively.

(r)  Accounting for Stock Options — The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, as interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended 2002, 2001 and 2000.

(In thousands, except per share data)

	2002	2001	2000

Reported net earnings (loss)	$48,022	(42,366)	105,265
Less: stock-based compensation expense determined
under fair-value-based method for all awards	(16,640)	(11,172)	(7,527)

Adjusted net earnings (loss)	31,382	(53,538)	97,738

Basic earnings per share:
Reported net earnings (loss)	$1.36	(1.21)	3.08
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.47)	(.32)	(.22)

Adjusted net earnings (loss)	.89	(1.53)	2.86

Diluted earnings per share:
Reported net earnings (loss)	$1.30	(1.21)	2.96
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.45)	(.32)	(.21)

Adjusted net earnings (loss)	.85	(1.53)	2.75

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

Notes to Consolidated Financial Statements

(s)  Reclassifications – Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(t)  Recent Accounting Pronoucements - In June 2001, the FASB issued SFAS No. 143 “Accounting for Assets Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirements costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value fo the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. The Company is required to adopt SFAS 143 effective December 28, 2002. The Company does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

SFAS 146 supersedes EITF 94-3 and EITF 88-10 and therefore prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e. the entity ceases to utilize the rights conveyed by the contract); and, (v) all other costs related to an exit or disposal activity be expensed as incurred.

SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 must continue to be accounted for in accordance with EITF 94-3; EITF 88-10 or other applicable preexisting guidance. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position, results of operations or cash flow.

2 Business Acquisitions

During the three years ended December 28, 2002, the Company completed eight acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the software industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility, individually or in the aggregate, are not expected

Notes to Consolidated Financial Statements

to have a material impact on the Company’s future results of operations or cash flows. Amounts allocated to intangibles are amortized on a straight-line basis over five to seven years. Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The IPRD amounts in the table below are reflected as one-time charges to earnings at the date of acquisition.

A summary of the Company’s significant purchase acquisitions for the three years ended December 28, 2002, is included in the following table (in millions, except share amounts):

Notes to Consolidated Financial Statements

Entity Name, Description of Business
Acquired, and Reason Business						Form of
Acquired	Date	Consideration	Goodwill	Developed Technology	IPRD	Consideration

Fiscal 2002 Acquisitions

Image Devices GmbH (d)	10/02	$15.7	$11.9	$4.4	—	$14.3 cash
						$1.4 note payable
Picture archiving and communication system software

Supplier of the image archive component for Cerner ProVision TM PACS

Zynx Health Incorporated (d) (g)	4/02	$15.0	$10.4	$3.3	—	$15.0 cash
						$8.5 software
						credits
Solutions and services that deliver the latest scientific knowledge and best practices

Integrate technology into Cerner
Millennium

Fiscal 2001 Acquisitions

Dynamic Healthcare Technologies	12/01	$20.0	$9.2	$7.5	—	$2.3 cash
						$17.7 362,000
						shares of common
						stock issued

Clinical and diagnostic workflow for pathology, laboratory and radiology

Integrate technology into Cerner
Millennium

APACHE Medical Systems (f)	7/01	$3.6	$5.0	$0.2	—	$3.6 cash

Clinical decision support /outcomes management systems

Integrate knowledge into Cerner
Millennium

Fiscal 2000 Acquisitions

ADAC Healthcare Information Systems, Inc. (a) (f)	11/00	$5.3	$5.5	$3.0	$1.7	$3.9 cash $1.4 note payable

Image management solutions for radiology departments

Integrate technology into Cerner
Millennium

CITATION Computer Systems, Inc.(b)

Laboratory systems for small to mid-sized hospitals	8/00	$17.8	$11.5	$2.7	$3.2	$2.6 cash $14.1 594,000 shares of common stock issued $1.1 vested options assumed

Integrate technology into Cerner
Millennium

Mitch Cooper & Associates (e)
	4/00	$2.0	$2.0	—	—	$2.0 cash
Supply chain re-engineering consulting practice

Integrated knowledge into Cerner
Millennium

Health Network Ventures, Inc. (c)
	4/00	$8.3	$4.2	—	—	$8.3 cash
Software solutions that enable transaction processing between providers and other health-related entities

Integrate knowledge into Cerner
Millennium

Notes to Consolidated Financial Statements

(a)  The acquired in-process research and development is related to the PACS (Picture Archiving and Communications Systems) product. The PACS product, when integrated with the Company’s radiology information system, provides a comprehensive radiology solution, from automating and streamlining the information workflow to complete image management. PACS was approximately 86% complete at the time of the acquisition. When ADAC HCIS was acquired, management projected that PACS would be completed in 3 months at an estimated cost of $150,000. The risks associated with PACS are like any other software development project and include changes in technology and competition. The PACS project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels were anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. PACS was complete at the end of 2001.

(b)  The acquired in-process research and development is related to CITATION’s enhanced versions of the C-LAB and C-COM products. C-LAB addresses the complex information needs of the laboratory’s general lab, microbiology, anatomical pathology and blood bank departments with a Windows NT client server solution. C-LAB was approximately 68% complete at the time of the acquisition. When CITATION was acquired, management projected that C-LAB would be completed in 6-9 months at an estimated cost of $700,000. The risks associated with C-LAB are like any other software development project and include changes in technology and competition. The C-LAB project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels were anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-LAB was complete at the end of 2002. C-COM is also designed for a Windows NT client server user and works with other information systems in healthcare facilities by providing a central data repository for clinical orders and results. It then allows for routing of the patient information to all care-providing centers throughout the healthcare enterprise. C-COM was approximately 75% complete at the time of the acquisition. When CITATION was acquired, management projected that C-COM would be completed in 3-6 months at an estimated cost of $500,000. The risks associated with C-COM are like any other software development project and include changes in technology and competition. The C-COM project was valued using the income approach with the following assumptions: material net cash inflows were expected to commence in 2001; no material changes from historical pricing, margins, or expense levels are anticipated; and, a 20% risk adjusted discount rate was applied to the estimated net cash flows. C-COM was complete at the end of 2001.

(c)  Subsequent to the acquisition of Health Network Ventures, Inc., the Company determined that it would discontinue the portion of the business focused on individual physician practice connectivity and transaction processing. As a result of this decision, the Company recorded a charge in the second quarter of 2000 in the amount of $6,687,000 related to a write-down of intangible assets.

(d)  The assets and liabilities of the acquired companies at the date of acquisition are as follows:

	Image Devices	Zynx Health,
	GmbH	Incorporated

Current Assets	$1,603,000	$2,656,000
Total Assets	$18,007,000	$16,949,000
Current Liabilities	$4,205,000	$1,420,000
Total Liabilities	$4,205,000	$1,669,000

Notes to Consolidated Financial Statements

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

(f)  The following goodwill amounts are deductible for tax purposes:

APACHE Medical Systems	$5,000,000
ADAC Healthcare Information Systems, Inc.	$3,400,000

(g)  The Company will not recognize revenues related to the utilization of the $8.5 million in software credits as the Company considered the exchange of software credits for Zynx content as an exchange of similar productive assets, which will be accounted for at carrying value. In the event the software credits are not utilized over the next five years, the Company will make additional cash payments of up to $7.5 million depending on the level of the credits used. These additional payments, if made, will result in additional goodwill.

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

(In thousands)	2002	2001

Accounts receivable	$188,614	139,491
Contracts receivable	84,054	80,714

Total receivables	$272,668	220,205

Substantially all receivables are derived from sales and related support and maintenance of the Company’s clinical and financial information systems to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2002 and 2001 are amounts due from healthcare providers located in foreign countries of $23,589,000, and $19,611,000, respectively. Consolidated revenues include foreign sales of $29,412,000, $22,350,000, and $25,815,000, during 2002, 2001 and 2000, respectively. Consolidated long-lived assets at the end of 2002, and 2001, include foreign long-lived assets of $1,120,000, and $776,000, respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At the end of 2002, and 2001 the allowance for estimated uncollectible accounts was $8,746,000, and $6,880,000, respectively.

Notes to Consolidated Financial Statements

4 Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	2002	2001

Furniture and fixtures	$30,197	27,339
Computer and communications equipment	120,939	96,855
Marketing equipment	2,649	2,381
Shop equipment	2,902	2,902
Leasehold improvements	41,467	26,578
Capital lease equipment	2,208	2,202
Land, buildings, and improvements	59,444	43,809

	259,806	202,066
Less accumulated depreciation and amortization	125,523	107,361

Total property and equipment, net	$134,283	94,705

5 Investments

Investments consist of the following:

(In thousands)	2002	2001

Investments in available-for-sale equity securities, at cost	$150	85,964
Plus unrealized holding gain (loss)	(62)	18,816

Investment in available-for-sale equity securities, at fair value	88	104,780
Investments in non-marketable equity securities, at cost	876	18,212

Total investments, net	$964	122,992

On February 13, 2000 CareInsite entered into an agreement to merge with WebMD. The merger of CareInsite and WebMD (“Merger”) closed on September 12, 2000. Prior to the merger, the carrying value of the CareInsite stock was $6.22 per share, and the market price of WebMD on September 12, 2000 was $15.00 per share. Upon the exchange of CareInsite stock for WebMD stock, the Company recorded an investment gain of $120,362,000, net of $68,292,000 of tax, as a result of the exchange.

On December 12, 2000, the Company sold 4,273,509 shares of WebMD for $25,641,000. Accordingly, the Company recorded an investment loss of $24,539,000, net of $13,923,000 of tax, as a result of the sale.

On June 18, 2001 the Company reached an agreement with WebMD regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, which has been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a gain of $4,836,000, net of $2,744,000 in tax, in gain on software license settlement in the accompanying consolidated statement of operations. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 per share to $5.79 per share. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

In the second quarter of 2002, the Company sold its remaining 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of

Notes to Consolidated Financial Statements

$1,572,000 in tax, as a result of the sale. Since the shares sold had a lower income tax basis, the sale resulted in the transfer of approximately $29,638,000 of deferred tax liabilities to income taxes payable in the second quarter of 2002. In the third quarter of 2002, the Company made a cash payment of tax in the amount of $31,200,000 related to the investment gain.

In December 2002, the Company exercised 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants were scheduled to expire on January 26, 2003. In December 2002, the Company sold 1,048,783 shares of WebMD for $8,242,000. Accordingly, the Company recorded an investment gain of $527,000, net of $342,000 in tax, as a result of the exercise of the warrants and the sale of the shares.

The Company has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at December 28, 2002 and December 29, 2001 was $876,000 and $18,212,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments of non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc, a non-publicly traded company.

6 Indebtedness

On December 20, 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement dated December 15, 2002. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in 4 equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 28, 2002.

In June 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This new agreement provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (4.25% at December 28, 2002) or LIBOR (1.42% at December 28, 2002) plus 2%. The interest rate may be reduced by up to 1% if certain net worth ratios are maintained. At December 28, 2002, the Company no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 1/2% or 3/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2005.

On April 15, 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement dated April 1, 1999. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds will be used for capital improvements and

Notes to Consolidated Financial Statements

to strengthen the Company’s cash position. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 28, 2002.

The Company also has capital lease obligations and other notes payable amounting to $838,000, payable over the next two years.

The aggregate maturities for the Company’s long-term debt is as follows (in thousands):

2003	$12,202
2004	19,302
2005	18,667
2006	25,667
2007	13,667
2008 and thereafter	59,333

$148,838

The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $149,023,000 and $97,686,000 at December 28, 2002 and December 29, 2001, respectively.

7 Interest Income and Expense

A summary of interest income and expense is as follows:

(In thousands)	2002	2001	2000

Interest income	$1,080	2,896	3,645
Interest expense	(6,635)	(7,321)	(7,316)

Interest expense, net	$(5,555)	(4,425)	(3,671)

8 Stock Options, Warrants and Equity

At the end of 2002 and 2001, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

At December 28, 2002, the Company had five fixed stock option plans. Under Stock Option Plan B, the Company could grant to associates options to purchase up to 5,600,000 shares of common stock through November 30, 1993. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment.

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

Initially, under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants or advisors to the Company options to purchase up to 50,000 shares of common stock through January 1, 2005. Additional shares which were approved by the Company’s shareholders on May 17, 1994, May 16, 1995 and May 22, 1998, increasing the total

Notes to Consolidated Financial Statements

authorized to grant to 4,600,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

Initially, under Stock Option Plan E, the Company was authorized to grant to associates (other than officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934), consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. Additional shares of 1,100,000 and 1,000,000 were approved by the Company’s Board of Directors on December 8, 2000 and March 9, 2001, respectively, increasing the total authorized to grant to 4,100,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years.

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

The Company has also granted 504,507 other non-qualified stock options under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years. The Company recognized expenses related to the non-qualified stock options of $90,000 and $215,000 for 2002 and 2001, respectively. In 2000, the Company granted an additional 350,000 stock option to a third party at an exercise price equal to the fair market value on the date of grant. The options are vested and become exercisable at the earlier of five years of when certain conditions are met. At December 28, 2002 all 350,000 options were vested.

A combined summary of the status of the Company’s five fixed stock option plans and other stock options at the end of 2002, 2001, and 2000, and changes during these years ended is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	Of	exercise	Of	exercise	of	exercise
Fixed options	Shares	price	Shares	price	shares	price

Outstanding at beginning of year	7,244,224	$28.79	6,300,265	$22.50	5,529,995	$19.79
Granted	1,501,729	43.50	1,483,998	47.37	1,684,144	31.50
Exercised	(167,092)	19.40	(235,942)	17.46	(455,706)	17.23
Forfeited	(497,997)	36.17	(304,097)	26.04	(458,168)	21.13

Outstanding at end of year	8,080,864	$31.28	7,244,224	$28.79	6,300,265	$22.50

Options exercisable at year-end	2,512,357	$24.94	1,825,150	$24.29	1,458,001	$20.97

Notes to Consolidated Financial Statements

The following table summarizes information about fixed and other stock options outstanding at December 28, 2002.

Options outstanding				Options exercisable

Range of	Number	Weighted-average		Number
Exercise	outstanding	remaining	Weighted-average	exercisable	Weighted-average
Prices	at 12/28/02	contractual life	exercise price	at 12/28/02	exercise price

$5.90-20.50	2,275,365	14.00 years	$15.85	1,104,817	$16.07
20.56-29.63	2,526,104	9.91	25.49	1,148,609	25.90
29.88-46.23	2,036,394	8.91	42.33	182,626	38.05
46.25-574.82	1,243,001	6.97	53.19	76,305	106.95

5.90-574.82	8,080,864	10.36	31.28	2,512,357	24.94

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $25.80, $25.93 and $18.96, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected years until exercise	4.7	4.7	4.7
Risk-free interest rate	3.4%	4.5%	5.0%
Expected stock volatility	68.7%	71.3%	72.1%
Expected dividend yield	0%	0%	0%

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

10 Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s contribution. The Company’s expense for the plan amounted to $4,347,000, $3,269,000, and $2,532,000 for 2002, 2001 and 2000, respectively.

     The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year. Only participants in the Plan are eligible to receive the discretionary match contribution. For the year ended 2002, 2001, and 2000, the Company expensed $5,345,000, $3,688,000 and $1,100,000 for discretionary distributions, respectively.

Notes to Consolidated Financial Statements

11 Income Taxes

Income tax expense (benefit) before extraordinary item for the years ended 2002, 2001 and 2000, consists of the following:

(In thousands)	2002	2001	2000

Current:
Federal	$49,384	20,129	175
State	5,699	2,862	(70)
Foreign	(1,262)	(740)	(887)

Total current	53,821	22,251	(782)

Deferred:
Federal	(21,676)	(41,307)	63,524
State	(1,245)	(1,451)	4,482
Foreign	431	(441)	(366)

Total deferred	(22,490)	(43,199)	67,640

Total income tax expense (benefit)	$31,331	(20,948)	66,858

Income tax benefit attributable to the cumulative effect of a change in accounting principle for goodwill was $486,000 in 2002. Income tax expense (benefit) allocated to stockholders’ equity for unrealized holding gains (losses) on available-for-sale equity securities was ($6,824,000) and $39,846,000 for the years ended 2002 and 2001, respectively.

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2002 and 2001 relate to the following:

(In thousands)	2002	2001

Deferred Tax Assets
Accrued expenses	$8,854	6,304
Separate return net operating losses	14,236	14,151
Other	6,729	2,726

Total deferred tax assets	29,819	23,181

Deferred Tax Liabilities
Unrealized gain on investments	—	(10,754)
Software development costs	(47,594)	(40,673)
Contract and service revenues and costs	(21,915)	(40,559)
Depreciation and amortization	(8,497)	(2,622)
Other	(2,214)	(1,464)

Total deferred tax liabilities	(80,220)	(96,072)

Net deferred tax liability	$(50,401)	(72,891)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences. At December 28, 2002, the Company has net operating loss carryforwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $37.2 million which are available to offset future Federal taxable income, if any, through 2014.

Notes to Consolidated Financial Statements

The effective income tax rates for 2002, 2001, and 2000 were 39%, 33%, and 39%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

(In thousands)	2002	2001	2000

Tax expense (benefit) at statutory rates	$27,774	(22,160)	60,243
State income tax, net of federal benefit	2,579	43	2,972
Goodwill	364	705	4,225
Other, net	614	464	(582)

Total income tax expense (benefit)	$31,331	(20,948)	66,858

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2002, 2001, and 2000 benefits of $1,561,000, $2,328,000, and $3,525,000, respectively, are treated as increases to additional paid-in capital.

12 Related Party Transactions

The Company loaned $165,000 in 2001, to the Company’s senior management under the terms of the Executive Stock Purchase Program (“Program”). The purpose of the Program is to advance the interests of the Company, the Company’s senior management, and the Company’s shareholders by offering the Company’s senior management an incentive to purchase shares of the Company’s stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The balance of these loans, including accrued interest, at December 28, 2002 and December 29, 2001 was $2,293,000 and $2,543,000, respectively.

The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2002 and 2001, respectively, the Company paid an aggregate of $543,000 and $548,000 for the rental of the airplane. The airplane is used principally by Mr. Patterson, Mr. Tobin, Mr. Black and Mr. Devanny to make client visits.

On July 1, 2001, the Company completed its purchase of certain assets and certain liabilities for cash of APACHE Medical Systems, Inc., a Delaware corporation (“APACHE”), as further described in note 2, Business Acquisitions. One of the Company’s directors, Gerald E. Bisbee, Jr., Ph.D., was at the time Chairman of the Board and a shareholder of APACHE.

Notes to Consolidated Financial Statements

13 Commitments

The Company leases space to unrelated parties in its North Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $87,000, $183,000, and $624,000 in 2002, 2001 and 2000, respectively.

The Company is committed under operating leases for office space through October 2006. Rent expense for office and warehouse space for the Company’s regional and global offices for 2002, 2001 and 2000 was $5,175,000, $2,718,000 and $1,735,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Aggregate
Minimum
future
Years	payments

2003	$10,781
2004	6,052
2005	1,264
2006	425

At December 28, 2002, the Company was committed to spending approximately $63,000,000 under a construction contract for two new buildings at its North Kansas City headquarters complex. At December 28, 2002, the Company had spent $26,464,000.

Notes to Consolidated Financial Statements

14 Quarterly Results (unaudited)

Selected quarterly financial data for 2002 and 2001 is set forth below:

		Earnings (loss)
(In thousands, except per share data)		before income taxes		Basic
		and cumulative	Net	earnings	Diluted
		effect of a change in	earnings	(loss)	earnings (loss)
	Revenues	accounting principle	(loss)	per share	per share

2002 quarterly results:
March 30	$175,280	17,171	10,404	.29	.28
June 29 (1)	180,573	23,828	14,692	.41	.39
September 28	190,331	22,716	13,768	.39	.37
December 28 (2) (3)	205,668	16,910	9,158	.28	.27

Total	$751,852	80,625	48,022

2001 quarterly results:

March 31	$120,901	10,428	6,328	.18	.17
June 30 (4) (5)	129,891	(107,470)	(68,983)	(1.98)	(1.98)
September 29	139,869	15,459	9,242	.26	.25
December 29	151,762	18,269	11,047	.32	.30

Total	$542,423	(63,314)	(42,366)

(1)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $2.9 million (net of tax) increase in net earnings and increase to diluted earnings per share of $.08 for the second quarter and for 2002.

(2)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $.5 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.01 for the fourth quarter and for 2002.

(3)	Includes a charge on the impairment of investments. The impact of this charge is a $6.3 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($.17) for the fourth quarter and for 2002.

(4)	Includes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.13 for the second quarter and for 2001.

(5)	Includes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($2.23) for the second quarter and ($2.21) for 2001.

Cerner Corporation Valuation and Qualifying Accounts	Schedule II

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 30, 2000
Doubtful Accounts and Sale Allowances	$4,759,000	$0	$1,341,000	$(101,000)	$5,999,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 29, 2001
Doubtful Accounts and Sale Allowances	$5,999,000	$800,000	$365,000	$(284,000)	$6,880,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 28, 2002
Doubtful Accounts and Sale Allowances	$6,880,000	$2,060,000	$597,000	$(791,000)	$8,746,000

INDEPENDENT AUDITORS’ REPORT
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Cerner Corporation:

Under date of January 23, 2003, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements and our report thereon are included in the Company’s annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Cerner Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets December 30, 2001.

KPMG LLP

Kansas City, Missouri
January 23, 2003