Form 10-Q
period 2003-03-29
CERNER CORP /MO/
filed 2003-05-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes ☒  No ☐

     There were 35,583,289 shares of Common Stock, $.01 par value, outstanding at March 29, 2003.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information
Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 29,	December 28,
(In thousands)	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$135,039	$142,543
Receivables	250,612	272,668
Inventory	8,901	9,041
Prepaid expenses and other	25,508	23,434

Total current assets	420,060	447,686
Property and equipment, net	142,445	134,283
Software development costs, net	122,930	117,327
Goodwill, net	45,938	45,938
Intangible assets, net	21,640	23,155
Investments	1,056	964
Other assets	8,612	9,926

	$762,681	$779,279

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,404	$46,822
Current installments of long-term debt	12,145	12,202
Deferred revenue	45,955	45,055
Income taxes	6,379	4,691
Accrued payroll and tax withholdings	35,196	47,262
Other accrued expenses	12,069	9,519

Total current liabilities	144,148	165,551
Long-term debt	135,442	136,636
Deferred income taxes	35,833	35,848
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 36,786,288 shares issued at March 29, 2003 and 36,732,532 issued in 2002	368	367
Additional paid-in capital	227,794	226,912
Retained earnings	242,165	236,572
Treasury stock, at cost (1,202,999 shares in 2003 and 2002)	(20,863)	(20,863)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(2,225)	(1,668)
Unrealized gain/(loss) on available-for-sale equity securities (net of deferred tax liability of $11 for 2003 and deferred tax asset of $23 in 2002)	19	(76)

Total stockholders’ equity	447,258	441,244

	$762,681	$779,279

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended

	March 29,	March 30,

	2003	2002
(In thousands, except per share data)
Revenues:
System sales	$78,594	$79,244
Support, maintenance and services	112,932	96,036
Reimbursed travel	6,665	6,142

Total revenues	198,191	181,422

Costs and expenses:
Cost of revenues	48,252	46,586
Sales and client service	88,091	74,418
Software development	37,458	29,693
General and administrative	13,142	12,042

Total costs and expenses	186,943	162,739

Operating earnings	11,248	18,683
Other income (expense):
Interest expense, net	(1,846)	(1,523)
Other income, net	16	11

Total	(1,830)	(1,512)

Earnings before income taxes and cumulative effect of a change in accounting principle	9,418	17,171
Income taxes	(3,825)	(6,767)

Earnings before cumulative effect of a change in accounting principle	5,593	10,404
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	786

Net earnings	5,593	9,618

Basic earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.16	$.29
Cumulative effect of a change in accounting for goodwill	—	(.02)

Net earnings per share	$.16	$.27

Basic weighted average shares outstanding	35,559	35,377
Diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.15	.28
Cumulative effect of a change in accounting for goodwill	—	(.02)

Net earnings per share	$.15	.26

Diluted weighted average shares outstanding	36,710	37,213

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended

	March 29, 2003	March 30, 2002
(In thousands)
Cash flows from operating activities:
Net earnings	$5,593	$9,618
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	16,390	13,351
Goodwill impairment	—	1,272
Non-employee stock option compensation expense	23	—
Equity in losses of affiliates	—	307
Provision for deferred income taxes	56	(1,124)
Changes in assets and liabilities:
Receivables, net	22,056	(20,476)
Inventory	140	(1,185)
Prepaid expenses and other	(975)	(3,202)
Accounts payable	(14,380)	5,743
Accrued income taxes	1,620	(776)
Deferred revenue	900	(2,924)
Other accrued liabilities	(9,517)	(8,570)

Total adjustments	16,313	(17,584)

Net cash provided by (used in) operating activities	21,906	(7,966)

Cash flows from investing activities:
Purchase of capital equipment	(4,674)	(12,285)
Purchase of land, buildings and improvements	(9,648)	(2,471)
Investment in investee companies	—	(142)
Repayment of notes receivable	100	—
Capitalized software development costs	(14,241)	(11,116)

Net cash used in investing activities	(28,463)	(26,014)

Cash flows from financing activities:
Repayment of long-term debt	(1,251)	(3)
Proceeds from exercise of options	861	378

Net cash provided by (used in) financing activities	(390)	375

Foreign currency translation adjustment	(557)	534

Net decrease in cash and cash equivalents	(7,504)	(33,071)
Cash and cash equivalents at beginning of period	142,543	107,536

Cash and cash equivalents at end of period	$135,039	$74,465

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

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the three months ended March 29, 2003 and March 30, 2002, total Comprehensive Income, which includes net earnings, foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $5,131,000 and $16,895,000, respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses, which are included in the cost of revenues in the accompanying Statement of Earnings, and equal amounts of related reimbursements were $6,665,000 and $6,142,000 for the three months ended March 29, 2003 and March 30, 2002.

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

	Three months ended			Three months ended
	March 29, 2003			March 30, 2002

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Earnings per share before cumulative effect of a change in accounting principle
Basic earnings per share
Income available to common stockholders	$5,593	35,559	$.16	$10,404	35,377	$.29
Effect of dilutive securities
Stock options	—	1,151		—	1,836
Diluted earnings per share

Income available to Common stockholders including assumed conversions	$5,593	36,710	$.15	$10,404	37,213	$.28

Net earnings per share
Basic earnings per share
Income available to common stockholders	$5,593	35,559	$.16	$9,618	35,377	$.27
Effect of dilutive securities
Stock options	—	1,151		—	1,836
Diluted earnings per share

Income available to common stockholders including assumed conversions	$5,593	36,710	$.15	$9,618	37,213	$.26

Options to purchase 3,123,000 and 727,000 shares of common stock at per share prices ranging from $34.79 to $574.82 and $47.33 to $574.82 were outstanding at the three-months ended March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3)  Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, as interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months ended March 29, 2003 and March 30, 2002.

(In thousands, except per share data)

	Three months ended

	March 29, 2003	March 30, 2002

Reported net earnings	$5,593	9,618
Less: stock-based compensation expense determined under fair-value-based method for all awards	(3,547)	(3,678)

Adjusted net earnings	2,046	5,940

Basic earnings per share:
Reported net earnings	$.16	.27
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.10)	(.10)

Adjusted net earnings	.06	.17

Diluted earnings per share:
Reported net earnings	$.15	.26
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.10)	(.10)

Adjusted net earnings	.05	.16

Pro forma net earnings reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the adjusted net earnings amounts presented above, because compensation cost is reflected over the options’ vesting period of ten years for these options. Compensation expense for options granted prior to January 1, 1995 is not considered.

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

(In thousands)	March 29,	December 28,
	2003	2002

Accounts receivable	$173,049	188,614
Contracts receivable	77,563	84,054

Total receivables	$250,612	272,668

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgement . At March 29, 2003 and December 28, 2002 the allowance for estimated uncollectible accounts was $11,405,000 and $9,502,000, respectively.

(5)  Goodwill and Other Intangible Assets

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		March 29, 2003		December 28, 2002

	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$28,938	10,041	28,938	8,649
Customer lists	7.0	3,700	1,315	3,700	1,183
Patents	14.0	394	69	377	63
Non-compete agreements	7.0	50	17	50	15

Total	5.33	$33,082	11,442	33,065	9,910

Aggregate amortization expense for the three months ended March 29, 2003 and March 28, 2003 was $1,532,000 and $912,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining nine months:	2003	$4,486
For year ended:	2004	5,812
	2005	5,224
	2006	3,967
	2007	1,655

(6)  Reclassifications

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002

The Company’s revenues, including revenues from reimbursed travel, increased 9% to $198,191,000 for the three-month period ended March 29, 2003 from $181,422,000 for the three-month period ended March 30, 2002. Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin, or net earnings, but does slightly change the percent of revenue each of these items represent. Net earnings decreased 42% to $5,593,000 in the 2003 period from $9,618,000 for the 2002 period. The decrease in net earnings was due to a lower level of new contract bookings and an increase in expenses compared to the prior year quarter.

System sales revenues decreased 1% to $78,594,000 for the three-month period ended March 29, 2003 from $79,244,000 for the corresponding period in 2002. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The decrease in system sales is due to a decrease in new contract bookings in the quarter ended March 29, 2003 compared to the prior year quarter.

Support, maintenance and service revenues increased 18% to $112,932,000 during the first quarter of 2003 from $96,036,000 during the same period in 2002. Support and maintenance revenues were $48,031,000 and $42,004,000 for the first three months of 2003 and 2002, respectively. Services revenues were $64,901,000 and $54,032,000 for the three months of 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At March 29, 2003, the Company had $740,438,000 in contract backlog and $284,328,000 in support and maintenance backlog, compared to $614,974,000 in contract backlog and $235,318,000 in support and maintenance backlog at March 30, 2002.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 24% of total revenues in the first quarter of 2003 and 26% of total revenues in the first quarter of 2002. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, and support) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 44% and 41% in the first quarter of 2003 and 2002, respectively. The increase in total sales and client service expenses to $88,091,000 in the first quarter of 2003 from $74,418,000 in the same period of 2002 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2003 and 2002 were $43,061,000 and $33,540,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,241,000 and $11,116,000 for the first quarter of 2003 and 2002, respectively. The increase in aggregate expenditures for software development in 2003 is due to continued development of Cerner Millennium ™ products and development of community care products.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first quarter of 2003 and 2002. Total general and administrative expenses for the first quarter of 2003 and 2002 were $13,142,000 and $12,042,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,846,000 in the first quarter of 2003 compared to $1,523,000 in the first quarter of 2002.

The Company’s effective tax rates were 40.6% and 39.4% for the first quarter of 2003 and 2002, respectively.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $135,039,000 at March 29, 2003 and working capital of $275,912,000. The Company generated cash from operating activities of $21,906,000 during the three-month period ended March 29, 2003 and used net cash in operating activities of $7,966,000 during the three-month period ended March 29, 2002. Cash flow from operations increased in the first three months of 2003, primarily due to increased collection of receivables and improved payment terms.

Cash used in investing activities consisted primarily of purchases of capital equipment of $4,674,000 and $12,285,000, purchases of land, buildings, and improvements of $9,648,000 and $2,471,000, and capitalized software development costs of $14,241,000 and $11,116,000, in the first three months of 2003 and 2002, respectively.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients as implementation of its products proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, and the Company’s line of credit will be sufficient to meet anticipated cash requirements during 2003. The Company has $90,000,000 of long-term, revolving credit from banks. At March 29, 2003, the Company had no outstanding borrowings under this agreement.

At March 29, 2003, the Company was committed to spending approximately $63,000,000 under construction contracts for two new buildings at its Kansas City headquarters complex. As of March 29, 2003, the Company had spent $36,112,000 of the total commitment. The construction will be financed by the Company’s cash position, cash generated from operations and if necessary the line of credit.

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

Software Development Costs

Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During the first three months of 2003 and 2002, the Company capitalized $14,241,000 and $11,116,000, respectively, of total software development costs of $43,061,000 and $33,540,000, respectively.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at March 29, 2003 and December 28, 2002 was $876,000. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Concentrations

Substantially all of the Company’s cash and cash equivalents and short-term investments are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Federal Government Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of March 29, 2003 and December 28, 2002 was $11,405,000 and $9,502,000, respectively.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $36.7 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amounted to $45,938,000 at March 29, 2003 and December 28, 2002.

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

Risks Associated with the Company’s Global Operations — The Company markets, sells and services its software solutions globally. The Company has established offices around the world, including in North America, Europe and in the Asia Pacific region. The Company will continue to expand its global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. In some countries, the Company’s success will depend in part on its ability to form relationships with local partners. There is a risk that the Company may sometimes choose the wrong partner. For these reasons, the Company may not be able to maintain or increase global market demand for its software solutions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Part II. Other Information

Item 1. Legal Proceedings

In April 2003, the Company received notice that three shareholder class action lawsuits (John A. Campagnuola, Jr., individually and on behalf of all others similarly situated v. Cerner Corporation, Neal Patterson, Mark Naulten [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00296-DW, Filed April 3, 2003; Gustavo N. Garrido, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neil [sic] L. Patterson, Earl H. Devanny, III, Clifford W. Illig, Marc G. Naughton, and Glenn P. Tobin, United States District Court, Western District of Missouri, Case No. 4:03-cv-00299-REL, Filed April 4, 2003; Judith Altman, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal L. Pattersen [sic], Earl H. Devanny, III, Clifford W. Illig, and Glenn P. Tobin, United States District Court, Western District of Missouri, Case No. 4:03-cv-00301-GAF, Filed April 4, 2003) were filed against it. These lawsuits were filed following a decline in Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003. The Company has not yet been served in connection with any of the lawsuits.

In general, the lawsuits allege that, during various class periods commencing as early as July 17, 2002 and ending April 2, 2003, the Company and individual named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

Given that the lawsuits have only recently been filed, we cannot currently predict the outcome of such litigation or the amount of any potential loss if our defense is unsuccessful; however, we believe that all the claims in the lawsuits are without merit and we intend to vigorously defend against such claims. The named executive officers and the Company are insured persons within the coverage and subject to the limits of the Company’s Directors and Officers and Corporate Liability Insurance for such claims and notice of these claims has been given to the insurance carrier.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	4(f)	Second Amendment to Credit Agreement by and among Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, LaSalle Bank National Association, as documentation agent, Commerce Bank, N.A. and UMB Bank, N.A., dated April 30, 2003

	99.1	Cerner Corporation Nominating and Governance Committee Charter, dated March 24, 2003.

	99.2	Cerner Corporation Audit Committee Charter, dated April 10, 2003 (Revised)

	99.3	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.4	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following Report on Form 8-K was filed by the Company during the quarter for which this report is filed:

Report on Form 8-K filed on January 7, 2003 reporting under Item 9 - Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

May 5, 2003	By:/s/Marc G. Naughton

Date	Marc G. Naughton
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

Date: May 5, 2003

/s/ Neal L. Patterson Neal L. Patterson Chairman of the Board and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Cerner Corporation and will be retained by Cerner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 5, 2003

/s/ Marc G. Naughton Marc G. Naughton Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cerner Corporation and will be retained by Cerner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.