Form 10-Q
period 2003-06-28
CERNER CORP /MO/
filed 2003-08-01
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________

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

Yes (X)    No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)    No (  )

          There were 35,305,317 shares of Common Stock, $.01 par value, outstanding at June 28, 2003.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I.   Financial Information
Item 1.   Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
	2003	2002

(In thousands)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$121,038	$142,543
Receivables	255,635	272,668
Inventory	8,551	9,041
Prepaid expenses and other	25,961	23,434

Total current assets	411,185	447,686
Property and equipment, net	155,367	134,283
Software development costs, net	128,644	117,327
Goodwill, net	47,146	45,938
Intangible assets, net	20,508	23,155
Investments, net	1,096	964
Other assets	9,370	9,926

	$773,316	$779,279

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,361	$46,822
Current installments of long-term debt	12,008	12,202
Deferred revenue	54,623	45,055
Income taxes	5,690	4,691
Accrued payroll and tax withholdings	39,723	47,262
Other accrued expenses	11,523	9,519

Total current liabilities	155,928	165,551
Long-term debt	123,901	136,636
Deferred income taxes	39,882	35,848
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 36,808,316 shares issued at June 28, 2003 and 36,732,532 issued in 2002	368	367
Additional paid-in capital	228,033	226,912
Retained earnings	251,108	236,572
Treasury stock, at cost (1,502,999 and 1,202,999 shares in 2003 and 2002, respectively)	(26,793)	(20,863)
Accumulated other comprehensive income:
Foreign currency translation adjustment	851	(1,668)
Unrealized gain/(loss) on available-for-sale equity securities (net of deferred tax liability of $22 for 2003 and deferred tax asset of $23 in 2002)	38	(76)

Total stockholders’ equity	453,605	441,244

	$773,316	$779,279

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,

	2003	2002	2003	2002

(In thousands, except per share data)
Revenues:
System sales	$82,742	$75,291	$161,336	$154,535
Support, maintenance and services	116,240	105,282	229,172	201,318
Reimbursed travel	8,713	6,251	15,378	12,393

Total revenues	207,695	186,824	405,886	368,246

Costs and expenses:
Cost of revenues	53,096	45,245	101,348	91,831
Sales and client service	86,646	76,837	174,737	151,255
Software development	38,457	31,569	75,915	61,262
General and administrative	13,149	12,300	26,291	24,342

Total costs and expenses	191,348	165,951	378,291	328,690

Operating earnings	16,347	20,873	27,595	39,556
Other income (expense):
Interest expense, net	(1,603)	(1,373)	(3,449)	(2,896)
Other income	127	20	143	31
Gain on sale of investment	—	4,308	—	4,308

Total	(1,476)	2,955	(3,306)	1,443

Earnings before income taxes and cumulative effect of a change in accounting principle	14,871	23,828	24,289	40,999
Income taxes	(5,928)	(9,136)	(9,753)	(15,903)

Earnings before cumulative effect of a change in accounting principle	8,943	14,692	14,536	25,096
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	—	786

Net earnings	8,943	14,692	14,536	24,310

Basic earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.25	$.41	$.41	$.73
Cumulative effect of a change in accounting for goodwill	—	—	—	(.02)

Net earnings per share	$.25	$.41	$.41	$.71

Basic weighted average shares outstanding	35,395	35,442	35,476	34,410
Diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.25	$.39	$.40	$.67
Cumulative effect of a change in accounting for goodwill	—	—	—	(.02)

Net earnings per share	$.25	.39	$.40	.65

Diluted weighted average shares outstanding	35,731	37,478	36,215	37,360

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 28, 2003	June 29, 2002

(In thousands)
Cash flows from operating activities:
Net earnings	$14,536	$24,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,966	27,168
Goodwill impairment	—	1,272
Gain on sale of investment	—	(4,308)
Non-employee stock option compensation expense	23	34
Provision for deferred income taxes	4,215	(29,627)
Changes in assets and liabilities:
Receivables, net	17,033	(28,817)
Inventory	490	(1,406)
Prepaid expenses and other	(1,759)	(4,400)
Accounts payable	(13,853)	4,895
Accrued income taxes	851	35,413
Deferred revenue	9,568	(12,641)
Other accrued liabilities	(5,535)	(3,443)

Total adjustments	43,999	(15,860)

Net cash provided by operating activities	58,535	8,450

Cash flows from investing activities:
Purchase of capital equipment	(11,344)	(21,493)
Purchase of land, buildings and improvements	(22,586)	(5,484)
Acquisition of business	—	(13,429)
Proceeds from sale of available-for-sale securities	—	90,119
Repayment of notes receivable	215	—
Capitalized software development costs	(28,749)	(22,915)

Net cash provided by (used in) investing activities	(62,464)	26,798

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,086
Repayment of long-term debt	(14,015)	(12,019)
Purchase of treasury stock	(5,930)	—
Proceeds from exercise of options	1,347	2,170
Associate stock purchase plan discounts	(248)	(345)

Net cash used in financing activities	(18,846)	(108)

Foreign currency translation adjustment	1,270	710

Net increase (decrease) in cash and cash equivalents	(21,505)	35,850
Cash and cash equivalents at beginning of period	142,543	107,536

Cash and cash equivalents at end of period	$121,038	$143,386

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

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the six months ended June 28, 2003 and June 29, 2002, total Comprehensive Income, which includes net earnings, foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $17,169,000 and $13,004,000, respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses, which are included in the cost of revenues in the accompanying Statement of Earnings, and equal amounts of related reimbursements were $8,713,000 and $6,251,000 for the three months and $15,378,000 and $12,393,000 for the six months ended June 28, 2003 and June 29, 2002, respectively.

The terms of the Company’s software license agreements with its clients generally provide for a limited indemnification of such intellectual property against losses, expenses and liabilities arising from third-party claims based on alleged infringement by the Company’s solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, the Company has not had to reimburse any of its clients for any losses related to these indemnification provisions pertaining to third-party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with its clients, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

	Three months ended			Three months ended
	June 28, 2003			June 29, 2002

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$8,943	35,395	$.25	$14,692	35,442	$.41
Effect of dilutive securities Stock options	—	336		—	2,036
Diluted earnings per share

Income available to Common stockholders including assumed conversions	$8,943	35,731	$.25	$14,692	37,478	$.39

Options to purchase 5,489,000 and 546,000 shares of common stock at per share prices ranging from $21.50 to $574.82 and $51.70 to $574.82 were outstanding at the three-months ended June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Six months ended			Six months ended
	June 28, 2003			June 29, 2002

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Earnings per share before cumulative effect of a change in accounting principle
Basic earnings per share
Income available to common stockholders	$14,536	35,476	$.41	$25,096	34,410	$.73
Effect of dilutive securities Stock options	—	739		—	2,950
Diluted earnings per share

Income available to Common stockholders including assumed conversions	$14,536	36,215	$.40	$25,096	37,360	$.67

Net earnings per share
Basic earnings per share
Income available to common stockholders	$14,536	35,476	$.41	$24,310	34,410	$.71
Effect of dilutive securities Stock options	—	739		—	2,950
Diluted earnings per share

Income available to common stockholders including assumed conversions	$14,536	36,215	$.40	$24,310	37,360	$.65

Options to purchase 3,898,000 and 704,000 shares of common stock at per share prices ranging from $27.92 to $574.82 and $49.63 to $574.82 were outstanding at the three-months ended June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

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

(4)      Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and six months ended June 28, 2003 and June 29, 2002.

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

(In thousands, except per share data)
Reported net earnings	$8,943	14,692	14,536	24,310
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,871)	(4,755)	(6,376)	(8,531)

Pro-forma net earnings	6,072	9,937	8,160	15,779

Basic earnings per share:
Reported net earnings	$.25	.41	.41	.71
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.08)	(.13)	(.18)	(.25)

Pro-forma net earnings	.17	.28	.23	.46

Diluted earnings per share:
Reported net earnings	$.25	.39	.40	.65
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.08)	(.13)	(.18)	(.23)

Pro-forma net earnings	.17	.26	.22	.42

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

(6)      Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of — completion method are recorded as deferred revenue. A summary of receivables is as follows:

	June 28,	December 28,
	2003	2002
(In thousands)
Accounts receivable	$174,937	188,614
Contracts receivable	80,698	84,054

Total receivables	$255,635	272,668

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgement . At June 28, 2003 and December 28, 2002 the allowance for estimated uncollectible accounts was $12,578,000 and $9,502,000, respectively.

(7)      Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company’s 2003 review of goodwill was completed in the second quarter of 2003 and indicated that goodwill was not impaired.

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		June 28, 2003		December 28, 2002

	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
(In thousands)
Purchased software	5.0	$29,385	11,481	28,938	8,649
Customer lists	7.0	3,700	1,447	3,700	1,183
Patents	14.0	394	74	377	63
Non-compete agreements	7.0	50	19	50	15

Total	5.33	$33,529	13,021	33,065	9,910

Aggregate amortization expense for the six months ended June 28, 2003 and June 29, 2002 was $3,111,000 and $1,825,000 respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining six months:	2003	$3,068
For year ended:	2004	5,950
	2005	5,363
	2006	4,105
	2007	1,759

The changes in the carrying amount of goodwill for the six months ended June 28, 2003 are as follows:

Balance as of December 28, 2002	$45,938
Goodwill acquired during the six months ended June 28, 2003	—
Foreign currency translation adjustment at June 28, 2003	1,208

Balance as of June 28, 2003	$47,146

(8)      Reclassifications

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(9)      Contingencies

As disclosed in our Form 10Q for the quarterly period ending March 29, 2003, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it. Since that time, five additional shareholder class lawsuits (Brian K. Counsil, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulten [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00427-DW, Filed May 15, 2003; Charles C. Schmidt, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulton [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00431-JTM, filed May 16, 2003; Andrew Garner, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulten [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00436-GAF, filed May 19, 2003, Dana Bible, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal L. Patterson, Earl H. Devanny, III, Clifford W. Illig, Marc G. Naughton, and Glenn P. Tobin, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00448-JTM, Filed May 21, 2003; Eugene Pronojust, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Marc Naughton, and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00449-DW, Filed May 21, 2003) have been filed against the company. All these lawsuits were filed after a decline in Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

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

Given that the lawsuits have only recently been filed, we cannot currently predict the outcome of such litigation or the amount of any potential loss if our defense is unsuccessful; however, we believe that all the claims in the lawsuits are without merit and we intend to vigorously defend such claims. The named executive officers and the Company are insured persons within the coverage and subject to the limits of the Company’s Directors and Officers and Corporate Liability Insurance for such claims and notice of these claims has been given to the insurance carrier.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

The Company’s revenues, including revenues from reimbursed travel, increased 11% to $207,695,000 for the three-month period ended June 28, 2003 from $186,824,000 for the three-month period ended June 29, 2002. Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin, or net earnings, but does slightly change the percent of revenue each of these items represent. Net earnings decreased 39% to $8,943,000 in the 2003 period from $14,692,000 for the 2002 period. Net earnings for the three months ended June 29, 2002 included a gain from the sale of shares of WebMD common stock of $2,736,000, net of tax. The decrease in net earnings was primarily due to an increase in expenses compared to the prior year quarter and due to a non-operating gain on the sale of WebMD shares in 2002.

System sales revenues increased 10% to $82,742,000 for the three-month period ended June 28, 2003 from $75,291,000 for the corresponding period in 2002. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. The increase in system sales is due to an increase in new contract bookings in the quarter ended June 28, 2003 compared to the prior year quarter.

Support, maintenance and service revenues increased 10% to $116,240,000 during the second quarter of 2003 from $105,282,000 during the same period in 2002. Support and maintenance revenues were $50,008,000 and $42,109,000 for the second quarter of 2003 and 2002, respectively. Service revenues were $66,232,000 and $63,173,000 for the second quarter of 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At June 28, 2003, the Company had $788,141,000 in contract backlog and $290,396,000 in support and maintenance backlog, compared to $656,345,000 in contract backlog and $261,267,000 in support and maintenance backlog at June 29, 2002.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 26% of total revenues in the second quarter of 2003 and 24% of total revenues in the second quarter of 2002. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, and reimbursed travel) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 42% and 41% in the second quarter of 2003 and 2002, respectively. The increase in total sales and client service expenses to $86,646,000 in the second quarter of 2003 from $76,837,000 in the same period of 2002 was attributable to the cost of a larger field sales and services organization and marketing of new products.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2003 and 2002 were $44,171,000 and $35,938,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,508,000 and $11,799,000 for the second quarter of 2003 and 2002, respectively. The increase in aggregate expenditures for software development in 2003 is due to continued development of Cerner Millennium ™ software solutions and development of community care software solutions.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 6% and 7% in the second quarter of 2003 and 2002, respectively. Total general and administrative expenses for the second quarter of 2003 and 2002 were $13,149,000 and $12,300,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,603,000 in the second quarter of 2003 compared to $1,373,000 in the second quarter of 2002.

In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

The Company’s effective tax rates were 39.9 % and 38.3% for the second quarter of 2003 and 2002, respectively.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

The Company’s revenues, including revenues from reimbursed travel, increased 10% to $405,886,000 for the six-month period ended June 28, 2003 from $368,246,000 for the six-month period ended June 29, 2002. Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin, or net earnings, but does slightly change the percent of revenue each of these items represent. Net earnings decreased 40% to $14,536,000 in the 2003 period from $24,310,000 for the 2002 period. Net earnings for the six months ended June 29, 2002 included a gain from the sale of shares of WebMD common stock of $2,736,000, net of tax and a charge of $786,000, net of tax, due to the cumulative effect of a change in accounting for goodwill. The decrease in net earnings was due to a lower level of new contract bookings and an increase in expenses compared to the prior year period as well as a non-operating gain on the sale of WebMD shares in 2002.

System sales revenues increased 4% to $161,336,000 for the six-month period ended June 28, 2003 from $154,535,000 for the corresponding period in 2002. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them.

Support, maintenance and service revenues increased 14% to $229,172,000 during the first six month of 2003 from $201,318,000 during the same period in 2002. Support and maintenance revenues were $98,040,000 and $84,113,000 for the first six months of 2003 and 2002, respectively. Service revenues were $131,132,000 and $117,205,000 for the first six months of 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in professional services, resulting from an increase in services related to and services provided into the Company’s installed and converted client base.

At June 28, 2003, the Company had $788,141,000 in contract backlog and $290,396,000 in support and maintenance backlog, compared to $656,345,000 in contract backlog and $261,267,000 in support and maintenance backlog at June 29, 2002.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 25% of total revenues in the six-month period of 2003 and 2002, respectively. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, and reimbursed travel) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 43% and 41% in the six-month period of 2003 and 2002, respectively. The increase in total sales and client service expenses to

$174,737,000 in the second quarter of 2003 from $151,255,000 in the same period of 2002 was attributable to the cost of a larger field sales and services organization and marketing of new software solutions.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the six-month periods of 2003 and 2002 were $87,232,000 and $69,478,000, respectively. These amounts exclude amortization. Capitalized software costs were $28,749,000 and $22,915,000 for the six-month periods of 2003 and 2002, respectively. The increase in aggregate expenditures for software development in 2003 is due to continued development of Cerner Millennium ™ software solutions and development of community care software solutions.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 6% in the first six months of 2003 and 7% in the first six months of 2002. Total general and administrative expenses for the first six months of 2003 and 2002 were $26,291,000 and $24,342,000 respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $3,449,000 in the six-month period of 2003 compared to $2,896,000 in the second quarter of 2002.

In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

The Company’s effective tax rates were 40.2 % and 38.8% for the second quarter of 2003 and 2002, respectively.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $121,038,000 at June 28, 2003 and working capital of $255,257,000. The Company generated cash from operating activities of $58,535,000 and $8,450,000 during the six-month periods ended June 28, 2003 and June 29, 2002, respectively. Cash flow from operations increased in the 2003 period, primarily due to increased collection of receivables and improved payment terms.

Cash used in investing activities consisted primarily of purchases of capital equipment of $11,344,000 and $21,493,000, purchases of land, buildings, and improvements of $22,586,000 and $5,484,000, and capitalized software development costs of $28,749,000 and $22,915,000, in the first six months of 2003 and 2002, respectively. The Company also used cash for the acquisition of a business of $13,429,000 in the first six months of 2002. Cash provided from investing activities in the first six months of 2002 included $90,119,000 from the proceeds from the sale of the WebMD stock.

The Company’s financing activities for the first six months consisted primarily of the repayment of long-term debt of $14,015,000 and the purchase of treasury stock of $5,930,000. For the first six months of 2002, the Company used cash for net repayments of long-term debt of $1,933,000.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients as implementation of its software solutions proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, and the Company’s line of credit will be sufficient to meet anticipated cash requirements during 2003. The Company has $90,000,000 of long-term, revolving credit from banks. At June 28, 2003, the Company had no outstanding borrowings under this agreement.

At June 28, 2003, the Company was committed to spending approximately $63,000,000 under construction contracts for two new buildings at its Kansas City headquarters complex. As of June 28, 2003, the Company had spent $49,050,000 of the total commitment. The construction will be financed by the Company’s cash position, cash generated from operations and, if necessary, the line of credit.

The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” and Interpretation of APB No. 51. The Interpretations provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities’ or VIEs”) and how to determine when and which business enterprises should consolidate the VIE (the “primary beneficiary”). In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003.

Management is currently in the process of assessing what impact, if any, the adoption of these Interpretations will have on our consolidated financial statements or disclosures.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development costs, other-than-temporary declines in the market value of investments, allowance for doubtful accounts, and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within the discussion and analysis of the Company’s financial condition and results of operations.

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

Software Development Costs

Costs incurred internally in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. The Company is amortizing capitalized costs over five years. During the first six months of 2003 and 2002, the Company capitalized $28,749,000 and $22,915,000, respectively, of total software development costs of $87,232,000 and $69,478,000, respectively.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at June 28, 2003 and December 28, 2002 was $876,000. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of June 28, 2003 and December 28, 2002 was $12,578,000 and $9,502,000, respectively.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $36.7 million of goodwill that was not amortized in accordance with SFAS 142. The Company’s 2003 review of goodwill was completed in the second quarter of 2003 and indicated that goodwill was not impaired.

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

Changes in the Health Care Industry - The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have a direct impact on the health care industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of health care organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level and to change health care financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

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

Significant Competition - The market for health care information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.

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

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon - The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company has initiated a patent program but currently has a very limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Product Related Liabilities - Many of the Company’s software solutions provide data for use by health care providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured, or under-insured could materially harm its business, results of operations or financial condition.

System Errors and Warranties - The Company’s systems, particularly the Cerner Millennium versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances.

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

Part II. Other Information

Item 1.     Legal Proceedings

As disclosed in our Form 10Q for the quarterly period ending March 29, 2003, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it. Since that time, five additional shareholder class lawsuits (Brian K. Counsil, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulten [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00427-DW, Filed May 15, 2003; Charles C. Schmidt, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulton [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00431-JTM, filed May 16, 2003; Andrew Garner, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Mark Naulten [sic], and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00436-GAF, filed May 19, 2003, Dana Bible, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal L. Patterson, Earl H. Devanny, III, Clifford W. Illig, Marc G. Naughton, and Glenn P. Tobin, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00448-JTM, Filed May 21, 2003; Eugene Pronojust, individually and on behalf of all others similarly situated, v. Cerner Corporation, Neal Patterson, Marc Naughton, and Paul Black, United States District Court, Western District of Missouri, Civil Action No. 4:03-cv-00449-DW, Filed May 21, 2003) have been filed against the company. All these lawsuits were filed after a decline in Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

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

Given that the lawsuits have only recently been filed, we cannot currently predict the outcome of such litigation or the amount of any potential loss if our defense is unsuccessful; however, we believe that all the claims in the lawsuits are without merit and we intend to vigorously defend such claims. The named executive officers and the Company are insured persons within the coverage and subject to the limits of the Company’s Directors and Officers and Corporate Liability Insurance for such claims and notice of these claims has been given to the insurance carrier.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company’s annual shareholders meeting held on May 23, 2003, Clifford W. Illig and William B. Neaves, Ph.D., were re-elected as Class II directors. Neal L. Patterson, Jeff C. Goldsmith, John C. Danforth, Gerald E. Bisbee, Jr, Ph.D., Michael E. Herman, and Nancy-Ann DeParle continued as directors after the meeting.

			Abstention and Broker
	For	Withheld	Non-Votes

Clifford W. Illig	23,254,759	307,619	—
William B. Neaves	21,540,407	2,021,971	—

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10(a)	Cerner Corporation Enhanced Severance Pay Plan and Summary Plan Description dated May12, 2003

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed by the Company during the quarter for which this report is filed:

Report on Form 8-K filed on April 3, 2003 which contained the text of the Press Release issued that same date announcing lowered revenue and earnings guidance for the first quarter of 2003.

Report on Form 8-K filed on April 17, 2003 which contained the text of the Press Release issued that same date announcing earnings for the first quarter of 2003.

Report on Form 8-K filed on April 22, 2003 which contained the text of the Press Release issued that same date announcing the Company’s new share repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

August 1, 2003	By:	/s/Marc G. Naughton

Date		Marc G. Naughton
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

Date: August 1, 2003

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

Date: August 1, 2003

/s/ Marc G. Naughton

Marc G. Naughton
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cerner Corporation and will be retained by Cerner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.