Form 10-Q
period 2003-09-27
CERNER CORP /MO/
filed 2003-11-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Yes ☒        No ☐

     There were 35,426,698 shares of Common Stock, $.01 par value, outstanding at September 27, 2003.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 28,
(In thousands)	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$119,805	$142,543
Receivables	252,296	272,668
Inventory	10,435	9,041
Prepaid expenses and other	24,680	23,434

Total current assets	407,216	447,686
Property and equipment, net	173,154	134,283
Software development costs, net	134,820	117,327
Goodwill, net	47,222	45,938
Intangible assets, net	20,850	23,155
Investments, net	1,156	964
Other assets	7,344	9,926

	$791,762	$779,279

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,255	$46,822
Current installments of long-term debt	12,235	12,202
Deferred revenue	53,805	45,055
Income taxes	12,919	4,691
Accrued payroll and tax withholdings	38,952	47,262
Other accrued expenses	10,832	9,519

Total current liabilities	157,998	165,551
Long-term debt	124,386	136,636
Deferred income taxes	39,906	35,848
Minority owners’ equity interest in subsidiary	1,166	—
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 36,929,697 shares issued at September 27, 2003 and 36,732,532 issued in 2002	369	367
Additional paid-in capital	230,399	226,912
Retained earnings	263,155	236,572
Treasury stock, at cost (1,502,999 and 1,202,999 shares in 2003 and 2002, respectively)	(26,793)	(20,863)
Accumulated other comprehensive income:
Foreign currency translation adjustment	1,099	(1,668)
Unrealized gain/(loss) on available-for-sale equity securities (net of deferred tax liability of $43 for 2003 and deferred tax asset of $23 in 2002)	77	(76)

Total stockholders’ equity	468,306	441,244

	$791,762	$779,279

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September	September	September	September
	27,	28,	27,	28,
	2003	2002	2003	2002

(In thousands, except per share data)
Revenues:
System sales	$80,193	$84,866	$241,529	$239,401
Support, maintenance and services	118,774	105,465	347,946	306,783
Reimbursed travel	7,325	6,658	22,703	19,051

Total revenues	206,292	196,989	612,178	565,235

Costs and expenses:
Cost of revenues	45,435	43,829	146,783	135,660
Sales and client service	84,794	82,166	259,531	233,421
Software development	39,255	33,850	115,170	95,112
General and administrative	15,083	13,216	41,374	37,558

Total costs and expenses	184,567	173,061	562,858	501,751

Operating earnings	21,725	23,928	49,320	63,484
Other income (expense):
Interest expense, net	(1,703)	(1,245)	(5,152)	(4,141)
Other income	24	33	167	64
Gain on sale of investment	—	—	—	4,308

Total other, net	(1,679)	(1,212)	(4,985)	231

Earnings before income taxes and cumulative effect of a change in accounting principle	20,046	22,716	44,335	63,715
Income taxes	(7,999)	(8,948)	(17,752)	(24,851)

Earnings before cumulative effect of a change in accounting principle	12,047	13,768	26,583	38,864
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	—	786

Net earnings	12,047	13,768	26,583	38,078

Basic earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.34	$.39	$.75	$1.10
Cumulative effect of a change in accounting for goodwill	—	—	—	(.02)

Net earnings per share	$.34	$.39	$.75	$1.08

Basic weighted average shares outstanding	35,359	35,496	35,437	35,438
Diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$.33	$.37	$.73	$1.05
Cumulative effect of a change in accounting for goodwill	—	—	—	(.02)

Net earnings per share	$.33	.37	$.73	1.03

Diluted weighted average shares outstanding	36,365	36,913	36,259	37,189

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 27, 2003	September 28, 2002

(In thousands)
Cash flows from operating activities:
Net earnings	$26,583	$38,078
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	50,172	41,521
Goodwill impairment	—	1,272
Gain on sale of investment	—	(4,308)
Non-employee stock option compensation expense	23	34
Provision for deferred income taxes	4,174	1,519
Payment of tax on gain from the sale of WebMD	—	(31,200)
Changes in assets and liabilities:
Receivables, net	24,703	(42,489)
Inventory	(1,394)	(2,351)
Prepaid expenses and other	(3,559)	(7,948)
Accounts payable	(17,270)	14,613
Accrued income taxes	7,964	14,326
Deferred revenue	8,018	(23,343)
Other accrued liabilities	(7,589)	(5,356)

Total adjustments	65,242	(43,710)

Net cash provided by (used in) operating activities	91,825	(5,632)

Cash flows from investing activities:
Purchase of capital equipment	(17,380)	(29,279)
Purchase of land, buildings and improvements	(40,716)	(18,822)
Acquisition of business, net of cash aquired	—	(19,129)
Proceeds from sale of available-for-sale securities	—	90,119
Repayment of notes receivable	305	—
Capitalized software development costs	(43,720)	(36,089)

Net cash used in investing activities	(101,511)	(13,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	867	10,102
Repayment of long-term debt	(13,084)	(12,808)
Purchase of treasury stock	(5,930)	—
Proceeds from exercise of options	3,893	2,726
Associate stock purchase plan discounts	(427)	(430)

Net cash used in financing activities	(14,681)	(410)

Foreign currency translation adjustment	1,478	264

Increase in cash from the consolidation of a variable interest entity	151	—

Net decrease in cash and cash equivalents	(22,738)	(18,978)
Cash and cash equivalents at beginning of period	142,543	107,536

Cash and cash equivalents at end of period	$119,805	$88,558

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

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the nine months ended September 27, 2003 and September 28, 2002, total Comprehensive Income, which includes net earnings, foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $29,503,000 and $26,326,000, respectively.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses, which are included in the cost of revenues in the accompanying Statement of Earnings, and equal amounts of related reimbursements were $7,325,000 and $6,658,000 for the three months and $22,703,000 and $19,051,000 for the nine months ended September 27, 2003 and September 28, 2002, respectively.

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

On September 27, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of APB No. 51.” The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprises should consolidate the VIE (the “primary beneficiary”). In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

For the three-month and nine-month period ended September 27, 2003, the Company consolidated the operations of Cerner Arabia Ltd (“Cerner Arabia”). Cerner Arabia is a software company located in Riyadh. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The consolidation of Cerner Arabia resulted in an increase to revenues of $291,000 and net earnings of $39,000 for the nine-month period ended September 27, 2003.

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

	Three months ended			Three months ended
	September 27, 2003			September 28, 2002

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$12,047	35,359	$.34	$13,768	35,496	$.39
Effect of dilutive securities
Stock options	—	1,006		—	1,417
Diluted earnings per share

Income available to common stockholders including assumed conversions	$12,047	36,365	$.33	$13,768	36,913	$.37

Options to purchase 2,961,000 and 2,868,000 shares of common stock at per share prices ranging from $31.50 to $273.72 and $39.95 to $574.82 were outstanding at the three-months ended September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Nine months ended			Nine months ended
	September 27, 2003			September 28, 2002

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per share before cumulative effect of a change in accounting principle

(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$26,583	35,437	$.75	$38,864	35,438	$1.10
Effect of dilutive securities
Stock options	—	822		—	1,751
Diluted earnings per share

Income available to Common stockholders including assumed conversions	$26,583	36,259	$.73	$38,864	37,189	$1.05

Net earnings per share
Basic earnings per share
Income available to common stockholders	$26,583	35,437	$.75	$38,078	35,438	$1.08
Effect of dilutive securities
Stock options	—	822		—	1,751
Diluted earnings per share

Income available to common stockholders including assumed conversions	$26,583	36,259	$.73	$38,078	37,189	$1.03

Options to purchase 3,683,000 and 1,334,000 shares of common stock at per share prices ranging from $29.15 to $273.72 and $46.23 to $574.82 were outstanding at the nine-months ended September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3) Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and nine months ended September 27, 2003 and September 28, 2002.

(In thousands, except per share data)

	Three months ended		Nine months ended

	September	September	September	September
	27, 2003	28, 2002	27, 2003	28, 2002

Reported net earnings	$12,047	13,768	26,583	38,078
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,983)	(4,395)	(9,527)	(12,906)

Pro-forma net earnings	9,064	9,373	17,056	25,172

Basic earnings per share:
Reported net earnings	$.34	.39	.75	1.08
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.08)	(.12)	(.27)	(.36)

Pro-forma net earnings	.26	.27	.48	.72

Diluted earnings per share:
Reported net earnings	$.33	.37	.73	1.03
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.08)	(.12)	(.26)	(.35)

Pro-forma net earnings	.25	.25	.47	.68

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

(4) Business Acquisitions

On September 29, 2003, the Company completed the purchase of BeyondNow Technologies, Inc. (“BeyondNow”) for approximately $7.5 million in cash. BeyondNow develops home care technologies that reduce administrative paperwork, provide clinicians with remote access to charts, accelerate third-party reimbursement and share information between the home care setting and hospitals. Cerner intends to integrate the BeyondNow technology into the Cerner Millennium® technology platform. This acquisition is not expected to have a material impact on operations. The Company is in the process of obtaining information to determine the allocation of the purchase price to the net assets acquired.

On October 1, 2002, the Company completed the purchase of Image Devices GmbH (“Image Devices”) for approximately $14.3 million in cash. Approximately $5.7 million was paid in the third quarter of 2002; $7.2 million was paid in the fourth quarter of 2002; and approximately $1.4 million will be paid in the third quarter of 2004. Image Devices is a picture archiving and communication system software developer based near Frankfurt, Germany. A Cerner component supplier since 1999, Image Devices develops and supplies the image archive component for Cerner ProVision ™ PACS. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $11.9 million and $4.4 million in intangible assets that will be amortized over five years.

On April 30, 2002, the Company purchased Zynx Health, Incorporated (Zynx) for $15 million in cash and $8.5 million in software credits. The Company will not recognize revenues related to the utilization of these software credits as the Company considered the exchange of software credits for Zynx content as an exchange of similar productive assets, which will be accounted for at book value. In the event the software credits are not utilized over the next five years, the Company will make additional cash payments of up to $7.5 million depending on the level of the credits used. Those additional payments, if made, will result in additional goodwill. Zynx is widely recognized for advancing evidence-based medicine through solutions and services that deliver the latest scientific knowledge and best practices. Cerner is in the process of integrating the evidence-based content from Zynx into the Cerner Millennium ® technology platform. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $10.7 million and $3.3 million in intangible assets that will be amortized over five years.

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

(In thousands)	September 27,	December 28,
	2003	2002

Accounts receivable	$163,435	188,614
Contracts receivable	88,861	84,054

Total receivables	$252,296	272,668

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgement. At September 27, 2003 and December 28, 2002 the allowance for estimated uncollectible accounts was $11,155,000 and $9,502,000, respectively.

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		September 27, 2003		December 28, 2002

	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$31,288	12,923	28,938	8,649
Customer lists	7.0	3,700	1,579	3,700	1,183
Patents	14.0	414	80	377	63
Non-compete agreements	7.0	50	20	50	15

Total	5.32	$35,452	14,602	33,065	9,910

Aggregate amortization expense for the nine months ended September 27, 2003 and September 28, 2002 was $4,582,000 and $3,018,000 respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining three months:	2003	$1,529
For year ended:	2004	5,929
	2005	5,342
	2006	4,083
	2007	1,743

The changes in the carrying amount of goodwill for the nine months ended September 27, 2003 are as follows:

Balance as of December 28, 2002	$45,938
Goodwill acquired during the nine months ended September 27, 2003	—
Foreign currency translation adjustment at September 27, 2003	1,284

Balance as of September 27, 2003	$47,222

(8) Reclassifications

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

(9) Contingencies

As disclosed in our Form 10-Q for the quarterly period ending March 29, 2003, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it. Subsequently, as disclosed in our Form 10-Q for the quarterly period ending June 28, 2003, five additional shareholder class lawsuits were filed against the Company. All these lawsuits were filed after a decline in Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

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

On August 20, 2003, the Court ordered that all of the lawsuits (as specifically identified in our Form 10-Q for the quarterly periods ending March 29, 2003 and June 28, 2003) be consolidated under Case No. 03-CV-00296-DW, appointed a Lead Plaintiff and approved Lead Counsel and Liaison Counsel for the plaintiffs. On September 30, 2003, the Court entered a scheduling order directing that the lawsuits be jointly captioned “In re Cerner Securities Litigation” and establishing a schedule for plaintiffs to file a Consolidated Amended Complaint and for the Company and the individual defendants to answer, object or otherwise respond to the Consolidated Amended Complaint. No discovery in the consolidated litigation will commence until the Court rules on a Motion to Dismiss, if one is filed, and the Company and the individual defendants have filed their Answers to the Consolidated Amended Complaint.

Given that the lawsuits have only recently been consolidated and that the Consolidated Amended Complaint has not yet been filed, we cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful; however, we believe that all the claims in the lawsuits are without merit and we intend to vigorously defend such claims. The named executive officers and the Company are insured persons within the coverage and subject to the limits of the Company’s Directors and Officers and Corporate Liability Insurance for such claims and notice of these claims has been given to the insurance carrier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

The Company’s revenues, including revenues from reimbursed travel, increased 5% to $206,292,000 for the three-month period ended September 27, 2003 from $196,989,000 for the three-month period ended September 28, 2002. Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin, or net earnings, but does slightly change the percent of revenue each of these items represent. Net earnings decreased 13% to $12,047,000 in the 2003 period from $13,768,000 for the 2002 period. The decrease in net earnings was primarily due to an increase in costs and expenses compared to the prior year quarter.

System sales revenues decreased 6% to $80,193,000 for the three-month period ended September 27, 2003 from $84,866,000 for the corresponding period in 2002. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. This decrease is due primarily to a lower percentage of current quarter contract bookings being recognized as revenue in the current quarter.

Support, maintenance and service revenues increased 13% to $118,774,000 during the third quarter of 2003 from $105,465,000 during the same period in 2002. Support and maintenance revenues were $51,916,000 and $42,720,000 for the third quarter of 2003 and 2002, respectively. Service revenues were $66,858,000 and $62,745,000 for the third quarter of 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in the Company’s installed and converted client base and an increase in services related to and services provided into the Company’s installed and converted client base.

At September 27, 2003, the Company had $843,000,000 in contract backlog and $294,307,000 in support and maintenance backlog, compared to $691,887,000 in contract backlog and $263,688,000 in support and maintenance backlog at September 28, 2002.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 22% of total revenues in the third quarter of 2003 and 2002. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, and reimbursed travel) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 41% and 42% in the third quarter of 2003 and 2002, respectively. The increase in total sales and client service expenses to $84,794,000 in the third quarter of 2003 from $82,166,000 in the same period of 2002 was attributable to the cost of a larger field sales and services organization and marketing of new solutions.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2003 and 2002 were $45,431,000 and $39,730,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,971,000 and $13,174,000 for the third quarter of 2003 and 2002, respectively. The increase in aggregate expenditures for software development in 2003 is due to continued development of Cerner Millennium® software solutions.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the third quarter of 2003 and 2002. Total general and administrative expenses for the third quarter of 2003 and 2002 were $15,083,000 and $13,216,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,703,000 in the third quarter of 2003 compared to $1,245,000 in the third quarter of 2002. This increase is due primarily to the completion of a $60,000,000 private placement of debt on December 20, 2002, pursuant to a Note Agreement dated December 15, 2002.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 27, 2002

The Company’s revenues, including revenues from reimbursed travel, increased 8% to $612,178,000 for the nine-month period ended September 27, 2003 from $565,235,000 for the nine-month period ended September 28, 2002. Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin, or net earnings, but does slightly change the percent of revenue each of these items represent. Net earnings decreased 30% to $26,583,000 in the 2003 period from $38,078,000 for the 2002 period. Net earnings for the nine months ended September 28, 2002 included a gain from the sale of shares of WebMD common stock of $2,736,000, net of tax and a charge of $786,000, net of tax, due to the cumulative effect of a change in accounting for goodwill. The decrease in net earnings was due to an increase in expenses compared to the prior year period as well as a non-operating gain on the sale of WebMD shares in 2002.

System sales revenues increased 1% to $241,529,000 for the nine-month period ended September 27, 2003 from $239,401,000 for the corresponding period in 2002. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them.

Support, maintenance and service revenues increased 13% to $347,946,000 during the first nine months of 2003 from $306,783,000 during the same period in 2002. Support and maintenance revenues were $149,956,000 and $126,833,000 for the first nine months of 2003 and 2002, respectively. Service revenues were $197,990,000 and $179,950,000 for the first nine months of 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. This increase was due primarily to the increase in the Company’s installed and converted client base and an increase in services related to and services provided into the Company’s installed and converted client base.

At September 27, 2003, the Company had $843,000,000 in contract backlog and $294,307,000 in support and maintenance backlog, compared to $691,887,000 in contract backlog and $263,688,000 in support and maintenance backlog at September 28, 2002.

The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. The cost of revenue was 24% of total revenues in the nine-month period of 2003 and 2002, respectively. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, and reimbursed travel) components carrying different margin rates changes from period to period.

Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. These expenses as a percent of total revenues were 42% and 41% in the nine-month period of 2003 and 2002, respectively. The increase in total sales and client service expenses to $259,531,000 in the nine-month period of 2003 from $233,421,000 in the same period of 2002 was attributable to the cost of a larger field sales and services organization and marketing of new software solutions.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the nine-month periods of 2003 and 2002 were $132,663,000 and $109,208,000, respectively. These amounts exclude amortization. Capitalized software costs were $43,720,000 and $36,089,000 for the nine-month periods of 2003 and 2002, respectively. The increase in aggregate expenditures for software development in 2003 is due to continued development of Cerner Millennium® software solutions.

General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, and professional fees. These expenses as a percent of total revenues were 7% in the first nine months of 2003 and 2002. Total general and administrative expenses for the first nine months of 2003 and 2002 were $41,374,000 and $37,558,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $5,152,000 in the nine-month period of 2003 compared to $4,141,000 in the nine-month period of 2002. This increase is due primarily to the completion of a $60,000,000 private placement of debt on December 20, 2002, pursuant to a Note Agreement dated December 15, 2002.

In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

The Company’s effective tax rates were 40.0% and 39.0% for the first nine months of 2003 and 2002, respectively.

Capital Resources and Liquidity

The Company’s liquidity position remains strong with total cash and cash equivalents of $119,805,000 at September 27, 2003 and working capital of $249,218,000. The Company generated cash from operating activities of $91,825,000 for the nine-month period ended September 27, 2003 and used cash from operating activities of $5,632,000 during the nine-month period ended September 28, 2002. In the 2002 period, the Company made a $31,200,000 tax payment, related to the sale of WebMD. Cash flow from operations also increased in the 2003 period, due to increased collection of receivables and improved payment terms.

Cash used in investing activities consisted primarily of purchases of capital equipment of $17,380,000 and $29,279,000, purchases of land, buildings, and improvements of $40,716,000 and $18,822,000, and capitalized software development costs of $43,720,000 and $36,089,000, in the first nine months of 2003 and 2002, respectively. The Company also used cash for the acquisition of a business of $19,129,000 in the first nine months of 2002. Cash provided from investing activities in the first nine months of 2002 included $90,119,000 from the proceeds from the sale of the WebMD stock.

The Company’s financing activities for the first nine months consisted primarily of the repayment of long-term debt of $13,084,000 and the purchase of treasury stock of $5,930,000. For the first nine months of 2002, the Company used cash for net repayments of long-term debt of $2,706,000.

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients as implementation of its software solutions proceed and the amounts the Company invests in software development and capital expenditures. The Company believes that its present cash position, together with cash generated from operations, and the Company’s line of credit will be sufficient to meet anticipated cash requirements during 2003. The Company has $90,000,000 of long-term, revolving credit from banks. At September 27, 2003, the Company had no outstanding borrowings under this agreement.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance charged to clients; professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

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

The Company provides installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, software license and installation services fees are recognized over the software installation period using output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation, typically a three-to-nine month process.

The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting and post conversion review services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years.

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

Software Development Costs

Costs incurred internally in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. The Company is amortizing capitalized costs over five years. During the first nine months of 2003 and 2002, the Company capitalized $43,720,000 and $36,089,000, respectively, of total software development costs of $132,663,000 and $109,208,000, respectively.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at September 27, 2003 and December 28, 2002 was $876,000. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of September 28, 2003 and December 28, 2002 was $11,155,000 and $9,502,000, respectively.

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

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders in which this report will be made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “will be,” “will lead,” “will assist,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for the Company’s software solutions and services, the Company’s long sales cycle, potentially long installation and implementation cycle for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for the Company’s Cerner Millennium® solutions, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients’ internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

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

Changes in the Health Care Industry — The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will have a direct impact on the health care industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of health care organizations. Federal and state legislatures have periodically considered programs to reform or amend the United States health care system at both the federal and state level and to change health care financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

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

Following an inspection by the FDA in March of 1998, the Company received a Form FDA 483 (Notice of Inspectional Observations) alleging non-compliance with certain aspects of FDA’s Quality System Regulation with respect to the Company’s PathNet® HNAC Blood Bank Transfusion and Donor products (the “Blood Bank Products”). The Company subsequently received a Warning Letter, dated April 29, 1998, as a result of the same inspection. The Company responded promptly to the FDA and undertook a number of actions in response to the Form 483 and Warning Letter including an audit by a third party of the Company’s Blood Bank Products and improvements to Cerner’s Quality System. A copy of the third party audit was submitted to the FDA in October of 1998 and, at the request of the FDA, additional information and clarification were submitted to the FDA in January of 1999.

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

System Errors and Warranties — The Company’s systems, particularly the Cerner Millennium® versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In addition, there was no change in the Company’s disclosure controls and procedures and internal control over financial reporting that occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As disclosed in our Form 10-Q for the quarterly period ending March 29, 2003, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it. Subsequently, as disclosed in our Form 10-Q for the quarterly period ending June 28, 2003, five additional shareholder class lawsuits were filed against the Company. All these lawsuits were filed after a decline in Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

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

On August 20, 2003, the Court ordered that all of the lawsuits (as specifically identified in our Form 10-Q for the quarterly periods ending March 29, 2003 and June 28, 2003) be consolidated under Case No. 03-CV-00296-DW, appointed a Lead Plaintiff and approved Lead Counsel and Liaison Counsel for the plaintiffs. On September 30, 2003, the Court entered a scheduling order directing that the lawsuits be jointly captioned “In re Cerner Securities Litigation” and establishing a schedule for plaintiffs to file a Consolidated Amended Complaint and for the Company and the individual defendants to answer, object or otherwise respond to the Consolidated Amended Complaint. No discovery in the consolidated litigation will commence until the Court rules on a Motion to Dismiss, if one is filed, and the Company and the Individual defendants have filed their Answers to the Consolidated Amended Complaint.

Given that the lawsuits have only recently been consolidated and that the Consolidated Amended Complaint has not yet been filed, we cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful; however, we believe that all the claims in the lawsuits are without merit and we intend to vigorously defend such claims. The named executive officers and the Company are insured persons within the coverage and subject to the limits of the Company’s Directors and Officers and Corporate Liability Insurance for such claims and notice of these claims has been given to the insurance carrier.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer of Cerner Corporation dated October 31, 2003, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer of Cerner Corporation dated October 31, 2003, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer of Cerner Corporation dated October 31, 2003, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this quarterly report and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.

	32.2	Certification of Chief Financial Officer of Cerner Corporation dated October 31, 2003, pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is accompanying this quarterly report and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-K.

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed by the Company during the quarter for which this report is filed:

Report on Form 8-K filed on July 16, 2003 which contained the text of the Press Release issued that same date announcing earnings for the second quarter of 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

November 5, 2003	By: /s/ Marc G. Naughton

Date	Marc G. Naughton Chief Financial Officer