Form 10-K
period 2004-01-03
CERNER CORP /MO/
filed 2004-03-18
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to___________________

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

Yes (X)          No (  )

The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2003 was $643,591,876.

     At February 27, 2004, there were 35,689,164 shares of Common Stock outstanding, of which 7,563,341 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the closing sale price of such stock on February 27, 2004, was $1,258,911,855.

     Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

Overview

Cerner Corporation (“Cerner” or the “Company”) is a Delaware business incorporated in 1980. The Company’s corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Its telephone number is (816) 221-1024. The Company’s Web site address is www.cerner.com. The Company makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Cerner is taking the paper chart out of healthcare, eliminating error, variance and unnecessary waste in the care process. With more than 1,500 clients worldwide, Cerner is the leading supplier of healthcare information technology. Cerner® solutions give end users secure access to clinical, administrative and financial data in real time. Consumers retrieve appropriate care information and educational resources via the Internet.

Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner solutions can be managed by its clients or via an application outsourcing/hosting model. Cerner provides hosted solutions from its data center in Lee’s Summit, Missouri.

Cerner solutions are designed and developed using the Cerner Millennium® architecture. The Cerner Millennium architecture is a state-of-the-art technology infrastructure that combines clinical, financial and management information solutions. It provides access to an individual’s electronic medical record at the point of care and organizes information for the specific needs of the physician, nurse, laboratory technician, pharmacist or other care provider, as well as for front and back office professionals.

Healthcare organizations utilize data gathered and stored within the Cerner Millennium architecture to improve the safety, efficiency and productivity of the entire enterprise. The Cerner Millennium architecture also delivers medical knowledge and content to the point of care to help clinicians predict outcomes of treatment plans and deliver the most effective care.

The Healthcare Industry

2003 was a landmark year for the healthcare industry, as Health Insurance Portability and Accountability Act of 1996 (HIPAA) rules were implemented, and other legislation came to bear on this dynamic and fragmented market. The healthcare industry is getting a lot of attention, and many leaders, both governmental and industry, are calling for reform. Key issues include the use of electronic medical records to ensure patient safety and to eliminate manual, paper-based medical records systems.

Perhaps the most notable event of last year was the Medicare Prescription Drug and Modernization Act, which was signed in November 2003. The Act will provide prescription drug coverage to 40 million senior Americans, as well as $600 million for technology integration of e-prescribing. Additionally, the Medicare Reform bill includes important provisions related to quality oversight, aligning pay with performance and improving care for the chronically ill.

In 2003, the financial condition of healthcare providers appeared to stabilize, with the primary exception being hospitals with a higher mix of Medicaid revenues. Recent Standard & Poor’s data indicates that higher reimbursement, coupled with sustained demand for services, should improve the credit quality of hospitals. In addition, new debt issuance was up eight percent in 2002, which is likely indicative of continued access to capital. Hospital capital spending is expected to rise 14 percent annually over the next five years, according to a survey of chief financial officers conducted by the Healthcare Financial

Management Association. This number reflects significant growth following one percent annual increases from 1997 to 2001. Technology tops the list of anticipated capital projects, with investments expected in computerized physician order entry systems and digital radiology, as well as for purchases of major information technology systems.

As in previous years, the growing shortage of personnel continues to be another threat to the healthcare system. According to United American Nurses, about 67 percent of hospital nurses said that the time available for patient care has decreased, and 80 percent said their hospitals are seriously short of nurses. These shortages impact all areas of the hospital, but are prevalent in nursing, radiology and pharmacy.

Many hospitals are turning to information technology (“IT”) solutions to recruit and retain clinicians, as technology can significantly reduce the amount of paperwork clinicians perform. The American Hospital Association and PricewaterhouseCoopers estimate clinicians spend 30 to 60 minutes completing paperwork for each hour of patient care. This overhead dramatically reduces not only the time a clinician can spend with a given patient, but also the number of patients a clinician can see in a given day. In an era of serious staff shortages, anything that takes away from caregiver/patient interaction is a serious impediment to the quality of care and to the healthcare system’s very mission.

Healthcare Spending Rises; High-Quality Healthcare Not Yet a Universal Reality

According to projections of the Centers for Medicare and Medicaid Services, healthcare spending grew 7.8 percent ($1.7 trillion) in 2003, down from a growth rate of 9.3 percent in 2002. This will be the first slowdown in healthcare spending growth in six years. While the growth is slowing, healthcare spending is expected to make up more than 15 percent of the United States Gross Domestic Product (GDP) in 2003, up from 14.9 percent in 2002 and 13.3 percent in 2001. These figures indicate that healthcare spending continues to outpace growth in the rest of the economy.

Unfortunately, spending does not equate with quality, and despite the progress made in medicine, high-quality healthcare is not yet a universal reality in the United States. This is the finding of a December 2003 report by the Agency for Healthcare Research and Quality. As the first national comprehensive effort to measure healthcare quality in the United States, the study indicates that opportunities for preventive care are frequently missed.

Other studies that verify these findings include one by RAND Health, an independent and leading research organization, which found that about 45 percent of the respondents did not receive recommended care. The National Committee for Quality Assurance (NCQA) also reported in September 2003 that 57,000 insured persons die due to a quality gap, deaths that are the result of factors such as poor use of technology. The NCQA also estimates that nearly 41 million sick days and more than $11 billion in lost productivity could be avoided annually if well known “best practices” were more widely adopted.

To address these and other related issues, several organizations have been developing recommendations on the use of technology in healthcare. In a report issued by the Institute of Medicine (IOM) in July 2003, several core capabilities for an Electronic Health Record System were identified, including the adoption of computer-based health records. The IOM cited the importance of these electronic records to greater safety, quality and efficiency in healthcare delivery. Additionally, Health Level Seven (HL7), one of the world’s leading developers of healthcare standards, is working to develop a common industry standard for electronic medical records that will guide the efforts of software developers.

Cerner is committed to helping these organizations better understand the role of technology in healthcare. The Company is co-sponsoring another study by RAND Health that began in March 2003. This unprecedented study will prove the value of healthcare technology. Neal Patterson, chairman and chief executive officer of Cerner, sits on the RAND Health Board of Advisors, and Nancy-Ann DeParle, former administrator of the federal Healthcare Financing Administration (HCFA) and Cerner board member, is on the steering committee. The results of this study are scheduled to be released in March 2005.

Opportunity for Growth Exists in Healthcare Information Technology

While the healthcare market is the second fastest-growing market for IT (government is first), it lags in its adoption of technology. For example, it has historically allocated a smaller percentage of revenue to IT, spending an estimated 2.5 percent of revenue compared to 3.9 percent for all other industries. Fortunately, the healthcare market is becoming increasingly receptive to the use and anticipated benefits of technology. Gartner Group, a leading research company, forecasts the United States healthcare IT market will grow from $35.7 billion in 2002 to $47.9 billion in 2006. Software and services are expected to represent the largest portion of this increase.

Transforming healthcare delivery requires a proactive approach – one that enables physicians to manage health through better use and integration of data. By adopting information technology and evidence-based practices, healthcare organizations can drive out medical errors, eliminate waste and reduce the inconsistency of care that undermines the overall quality of the health system.

2004 will be an important one for healthcare, as government and industry leaders debate patient safety and quality – all of which lead to the exploration of the role of IT. Cerner has proactively addressed the changing and increasing needs of the healthcare industry as discussed above by developing the Cerner Millennium architecture. See “Cerner’s Technology—Cerner Millennium Architecture” for a more in-depth explanation of this unparalleled architecture.

The Cerner Vision

Cerner solutions and the Company’s business approach are organized around a central vision of how healthcare can and should operate. This vision is founded on a community health model which encompasses four steps:

•	Automate the Core Processes of Healthcare

•	Connect the Person

•	Structure the Knowledge

•	Close the Loop

Automate the Core Processes

Cerner is dedicated to the elimination of the paper medical record and to the reduction of costs in the healthcare industry.

As long as medical information is isolated in a paper record, the inadequacies of today’s healthcare delivery system will remain. Nurses and pharmacists will be forced to interpret illegible and incomplete orders. Physicians will not benefit from the real-time, contextual reference information available in automated solutions. And clinicians throughout a healthcare organization will continue to search for the single copy of the paper-based record. When it is not readily available, they will be forced to make critical care decisions without adequate or complete information.

The elimination of the paper record will lead to improved quality and safety of healthcare. It will increase productivity and generate better documentation from which clinical outcomes, financial performance and resource utilization can be benchmarked and analyzed.

With an electronic medical record, clinicians view demographic information, medical history, lab results, vital signs and treatment plans, along with notes from healthcare team members. Guidelines and pathways relevant to the person’s medical condition help the physician make the best possible decisions in diagnosing and treating the patient. This comprehensive view of the person’s health ensures safer and higher-quality care.

Online documentation and physician order entry reduce errors and eliminate duplication of services—and the costs associated with both. Documentation required to write claims and seek reimbursement for services is maintained efficiently, thus reducing claim denials and shortening the time that passes between claims submission and payment.

Once all the steps of healthcare are captured electronically, the enhanced documentation will create the foundation for data collection that will be the backbone of structuring the knowledge of healthcare.

In addition to automating workflow, technology is essential in order to eliminate error, variance, waste, delay and friction – all of which contribute to declines in healthcare quality and increases in medical error. Healthcare IT can eliminate these factors, leading to an overall cost reduction in healthcare.

Connect the Person

Cerner is dedicated to helping its clients build a personal health system, a new medium between the person and the physician, which empowers the individual and delivers higher-quality healthcare.

The healthcare system is undergoing fundamental change as the person moves to the center of healthcare delivery. Increasing access to expert knowledge over the Internet and a cultural shift toward self-directed care are moving the center of power and control away from the healthcare provider and toward the healthcare consumer.

With the personal health record, individuals can store and access their medical information securely from anywhere they have Internet access. When combined with personalized health content, consumers gain a better sense of the care they are receiving and the options available to them. They communicate better with providers and more proactively manage their healthcare.

Structure the Knowledge

Cerner is dedicated to building information systems that treat every clinical decision as a learning event. Cerner solutions enable the industry to structure, store and study the application and outcomes of medical practice.

Medicine must have a structure that allows physicians to record treatment and outcomes in such a way that it can be compared and contrasted with other methods. A common nomenclature that can exactly capture the meaning of input from physicians and clinicians is a necessary first step.

Cerner solutions store healthcare data and provide a framework for comparability. This enables physicians to make sense of and glean value from the information that is gathered through automated processes and connected persons. Without a knowledge framework, data collected will provide no real benefit. By building this structure, Cerner opens the door for every encounter with a patient and every piece of new knowledge to be catalogued, measured and analyzed. This knowledge framework will deliver better care and an improved understanding of medicine.

Close the Loop

Cerner is dedicated to building information systems that deliver evidence-based medicine, dramatically reducing the average time from the discovery of an improved method to the change in medical practice.

Advances in technology offer great opportunities in healthcare and must be used to deliver better care faster. The information learned must be applied. Today, patients may wait as long as 10 years before new medical knowledge reaches widespread use. With systems designed to embed evidence-based medicine inside the clinician’s workflow—using pathways, guidelines and alerts—physicians know that every medical decision is based on the best and most recent knowledge available. The results will be better outcomes and reduced variance.

The Cerner Strategy

Key elements of the Company’s business strategy include:

Penetrate the integrated healthcare provider market. Large healthcare systems represent a significant component of the healthcare information technology market. These organizations focus on improving safety and reducing costs through operating efficiencies. Cerner’s enterprise-wide, person-centric clinical and management solutions provide the technology to manage healthcare across an organization, significantly reduce costs, improve the efficiency of delivery and enhance the quality of care.

Increase market share in individual domains and further penetrate the existing client base. Cerner expects continued growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutions look to restructure and reengineer these high-cost centers.

Cerner is also expanding its presence into the home healthcare market. In August 2003, the Company acquired BeyondNow Technologies, a leader in the home care information technology market. Based in Overland Park, Kansas, BeyondNow has been a leader in the home care industry by developing technologies that reduce administrative paperwork, provide clinicians with remote access to charts, accelerate third-party reimbursement and share information between the home care setting and hospitals. This acquisition establishes Cerner’s presence in a market that is expected to increase dramatically with the advancing age of the baby boomer generation. It also reflects the Company’s goal to connect the person in the Cerner community health model. In December 2003, the HomeWorks®/Road Notes® solution received a “Best in KLAS” ranking in the Home Health category.

Cerner’s acquisition of BeyondNow Technologies comes at a key time for the home care segment. Information sharing and the use of technology directly impact the quality of care provided by home care agencies - quality now measured by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services. The two organizations recently launched the Home Health Quality Initiative, aimed at providing quality standards and measures to consumers researching home healthcare agencies.

Remain committed to a common architecture. Because Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single, unified architecture as the platform for its health information and management systems. This platform enables the Cerner Millennium architecture to be scaleable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

In 2003, Cerner extended its commitment to a unified architecture with the introduction of its Cerner Millennium Web experience solution. Please see “Cerner Millennium Delivers a New Client Experience” in the “Cerner Technology” section.

Expand solutions and services. Building upon the Cerner Millennium architecture, Cerner intends to continue expanding the range of solutions and services offered to providers. These new solutions and services will complement existing solutions, address clients’ emerging IT needs and employ technological advances.

Cerner believes that major opportunities exist as providers reach into new markets and offer more alternative services to remain competitive. The Company believes these organizations will find value in having personal health records and trusted medical information accessible to the individual in the home. Cerner recognizes the potential value of the aggregate database being developed by its broad client base. This database is a powerful means of enabling comparative or normative procedure evaluations. The substantial project management, process redesign, technology integration and training involved in healthcare systems taking advantage of the opportunities provided by clinical and management information technology represent a significant market for the Company’s consulting services.

Additionally, in 2003 the Company made specific progress in expanding its Cerner Millennium solutions to create one of the broadest range of solution offerings in the industry.

Key new solutions that were introduced in 2003 include the Powerchart Oncology™ and Workforce Management solutions. Other significant progress is the success in two of Cerner’s relatively new offerings, Patient Accounting and Picture Archiving Communications System (PACS).

Cerner converted 11 PACS clients in 2003 and has another 15 signed clients scheduled for conversion or module roll-out in 2004, bringing its total converted client facilities to more than 40 in North America and

120 facilities globally. These clients benefit from the productivity and safety delivered by an integrated solution.

Continue pursuit of excellence in implementations. Since the introduction of the Cerner Millennium architecture – a revolutionary concept and application offering that ventured into uncharted territories – Cerner has dramatically improved the implementation process. With the benefit of more than 2,600 converted solutions at the end of 2003 and more than 1,600 consulting associates, Cerner has steadily decreased implementation timelines while increasing the number of solutions converted within those timelines.

Contributing to this record number of implementations is the client response to Cerner’s Accelerated Solutions Center services (ASC) – a prescribed practices implementation model developed from more than 25 years of success in developing and implementing healthcare IT solutions. Comprised of a dedicated group of information technology consultants that specialize in the implementation of Cerner Millennium solutions, Center takes much of the implementation burden of database design and build activities off its clients’ staff. Through use of the ASC, clients enjoy reduced time, cost and complexity of implementation, predictable, fixed-fee solutions and reduced burden on resources.

Offer solutions on a hosted basis. To assist Cerner’s clients with implementation and maintenance of its solutions, Cerner offers application outsourcing through its Remote Hosted Option (RHO). Representing the fastest growing service within the Company, this option delivers information technology services that include software, computer hardware, implementation, technical support, wide-area network services and automatic software upgrades.

Traditionally, many healthcare organizations were unable to access the most advanced IT systems due to the complexity and cost involved in the management and support of these systems. Cerner’s RHO addresses many of these challenges, providing a solution for healthcare IT that enables any size healthcare organization to benefit from Cerner’s industry-leading information management software.

While this business model started with a focus on community hospitals, it has expanded to meet the needs of clients of all sizes. Cerner now has more than 100 clients relying on its data center for delivery of a variety of technology services, generating a highly visible and increasingly profitable revenue stream.

Build a reputation as a partner characterized by trust and integrity. In an era in which corporate financial scandals seem almost a constant in the headlines, Cerner pledges to promote trust and integrity in every client relationship it establishes. Cerner’s three original founders – still in leadership positions today – along with its long history of solid financial performance are testaments to the Company’s commitment.

Continue to expand global presence. Cerner has an immense opportunity to revolutionize the practice and delivery of healthcare throughout the world through its leadership in clinical systems and patient safety. To that end, Cerner continues to make significant investments in the infrastructure development to support these efforts.

In October 2003, the Company reported that Atos Origin (formerly SchlumbergerSema), with Cerner as its key partner, was awarded the Electronic Booking Service contract, which was the first contract awarded in the very large healthcare information technology procurement conducted by the National Health Service (NHS) in the United Kingdom. This contract is very strategic because the Electronic Booking Service will link healthcare providers with more than 50 million citizens in England.

Cerner also expanded its presence in the United Kingdom when Homerton University Hospital NHS Trust and Newham Healthcare NHS Trust in London joined forces to contract for the Cerner Millennium electronic patient record (EPR) solution. Cerner was chosen for the multi-million dollar procurement after a rigorous selection process. Implementation began in August 2003, and the Trusts are scheduled to have a fully operational EPR system within two years that will improve patient safety, clinician workflow and operational efficiency. In addition, the local Primary Care Trusts (PCTs) will be incorporated into the system, resulting in the connection of all parts of the health community.

In Germany, Cerner completed its integration of Image Devices with Cerner Deutschland. The acquisition, which occurred in 2002, substantially increased the Company’s European presence. Founded in 1990, Image Devices has supplied the image archive component for the Cerner ProVision™ PACS solution since 1999.

The Company also continues to increase its leadership in other key global markets. In August, Cerner was selected by Montreal-based McGill University Health Centre to automate all aspects of its clinical and anatomic laboratories.

Additionally, London Health Sciences Centre in London, Ontario, continues to implement its Cerner Millennium architecture city-wide to support their “one person/one health record” mission. In 2003, the Company also negotiated a new five year agreement with London Health Sciences Centre to complete the rollout of the Cerner Millennium electronic health record platform across all facilities and to position them to expand into the surrounding region.

In addition to its strong European and North American presence, Cerner believes there are meaningful opportunities in other global locations, including the Far East and South America.

Cerner Technology—Cerner Millennium Architecture

The cornerstone of Cerner’s technology strategy is the Cerner Millennium architecture, the single architecture around which each of Cerner’s solutions is developed. This person-centric, single data model is open and highly scalable. Thus, it allows Cerner to meet the clinical, financial, management and business information requirements of a healthcare delivery system across the continuum of care. The Cerner Millennium architecture, the core of which was developed between 1994 and 1999, is Cerner’s computing platform. The Cerner Millennium architecture uses flexible n-tiered client/server technology to optimize distributed computing performance and scalability across multiple client and server platforms. The Cerner Millennium architecture and solutions were designed and developed to accommodate healthcare specific requirements for mission-critical computing and secure access from all settings along the care delivery continuum. The breadth of focus and functionality of the Cerner Millennium architecture and solutions are well suited for large-scale and enterprise application technologies for healthcare organizations.

The value of the Cerner Millennium architecture to a client organization is the enterprise-wide use of a single system based on a fully unified common architecture and database. With its single data model and comprehensive electronic medical record, the Cerner Millennium architecture provides secure, real-time access to all information across multiple solutions, domains, organizations and physical locations, including physician, hospital, nursing, laboratory, pharmacy and consumers, to all authorized providers requiring such access. Given its unified and open design, the Cerner Millennium architecture can also provide a centralized repository of clinical and financial transactions to help standardize access and messaging of disparate applications across a health system.

The alternative to a single architectural approach is to use disparate systems based on differing architectures and data structures. These disparate systems must be interfaced together and rely on these interfaces to transmit, modify and arrange data exchanged between them, which limits the data’s usefulness across multiple systems and inhibits real-time access. In addition, many of these systems lack functional scalability and cannot operate across multiple provider settings or locations within a healthcare organization, constraining organizations’ potential to realize full benefits.

Several overarching capabilities are embedded into the Cerner Millennium architecture. First is the person-centric transactions and secure messaging, which consider the breadth of requirements not only of a patient, but also of healthy consumers. Second is healthcare community dynamics, which take into account the flexibility required by the constantly changing relationships between healthcare organizations, physicians and consumers, and the need to maintain complex security and end-user preferences based on the context and business attributes of the transaction in a community setting. Third is the ability to proactively deliver patient, provider- and condition-specific knowledge and content in the form of alerts, best practices and pathways—content in context—at the point of decision, empowering physicians with the most complete, most timely information available when making decisions about care delivery.

Cerner Millennium Delivers a New Client Experience

In 2003, Cerner introduced its new Cerner Millennium Web experience. This solution combines the technology benefits of a browser-agnostic platform with an optimized human interface that aligns personalization, digitized knowledge and clinician work practices. Unlike competitive offerings, this new solution is an extension of the Company’s already proven architecture, offering seamless coexistence with Windows and all other browser-based technologies. The ability to leverage the Cerner Millennium architecture has put the Company in the unique position to focus its efforts on complex collaboration, as this will represent the next generation of clinician productivity.

The new Web experience is designed with a focus on individuals’ roles and the venues in which they practice. Using the new human interface, individuals can easily personalize their workspaces, creating and saving the unique views that best support their unique responsibilities to ensure the immediate visibility of relevant information. The intuitive interface and associated usability enhancements help health professionals incorporate information technology into their daily work practices and enable them to quickly and easily complete routine tasks. Clinicians also enjoy a proactive knowledge push that occurs before they select an order or medication, ensuring they can take advantage of the best medical science without disruption.

The Electronic Booking Service for the NHS project in England has proven the capacity of the Cerner Millennium Web experience to handle the scheduling for more than 50 million citizens in England. Cerner internally processed more than 2.9 million transactions in one hour against a database with 2.7 billion rows of data, indicating that its Web architecture can deliver consistent performance under extreme workloads.

Solutions

The Cerner Millennium architecture is the only healthcare information system on the market today capable of storing, retrieving and disseminating clinical and financial information across an entire health system. The Cerner Millennium architecture solutions are dedicated to meeting the automation needs of every segment of the care continuum.

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

Enterprise Repositories

The unique architecture of the Cerner Millennium architecture sets Cerner apart from the competition. A key part of the Cerner Millennium architecture is the data repositories—the underlying foundation for Cerner solutions—which allow healthcare organizations to manage and make use of the data collected along the healthcare continuum.

The Open Clinical Foundation® repository manages clinical information with an open, standard medical terminology, providing the foundation for the electronic medical record.

The Open Image Foundation™ repository provides the clinical and document imaging foundation for the electronic medical record.

Cerner’s solution categories include:

•	Enterprise-wide Systems, which automate processes throughout the health system enterprise, including:

•	Access Management.

•	Care Management.

•	Financial and Operational Management Systems, which automate business operations.

•	Clinical Systems, which automate critical processes across the healthcare continuum, and Clinical Centers, which provide efficiencies for ancillary departments such as laboratory and radiology.

•	Decision Support and Knowledge, which enhance clinical and business processes with information and actions.

•	Consumer, which supports Internet-based healthcare communities that effectively connect individuals, providers and health systems.

•	Packaged Solutions, which address key processes in healthcare.

•	Segment Solutions, which address issues unique to specific care settings.

•	Technologies for developing solutions or connecting other technologies and systems to the Cerner Millennium architecture.

Enterprise-Wide Solutions

Access Management

The CapStone® Enterprise Access Management System is the industry’s most comprehensive suite of solutions designed to automate, integrate and streamline patient access information between and among all key points in the delivery system. Key components of this solution create the enterprise master person index (EMPI) and automate the identification, eligibility, registration and scheduling processes across hospitals, clinics, physician practices and other care delivery organizations.

Care Management

PowerChart® Electronic Medical Record System is the enterprise clinician’s desktop solution for viewing, ordering, documenting and managing care delivery, including the PowerOrders® offering for physician ordering.

Financial and Operational

Cerner is leveraging its experience to bridge the gap between clinical settings and the business office, revolutionizing the revenue cycle within healthcare systems.

The ProFit® Enterprise Billing and Accounts Receivable System is Cerner’s patient accounting and financial management solution. The ProFit system brings together clinical and financial data to maximize reimbursement, decrease denials and gain dramatic operational efficiencies.

Cerner ProVision™ Document Image Management System is the only integrated solution that manages document images across the entire healthcare organization, including both clinical and non-clinical departments.

The ProFile® Health Information Management System helps meet the operations management needs of the health information management (medical records) department with functionality that simultaneously manages paper, document images and computerized records within a single application.

The Clinically Driven Workforce Management™ solutions align the appropriate resources based on predicted and actual demand. With this comprehensive suite of offerings, organizations are empowered to optimize existing resources while increasing patient throughput and managing employee satisfaction.

The ProCure™ Enterprise Supply Chain Management solutions focus on eliminating variation and clinical staff burden. By connecting materials management processes with key clinical processes, the supply chain is established as a byproduct of care delivery.

Medical Transcription Management Cerner Millennium integration offers unprecedented levels of accuracy and efficiency of transcribed documents by leveraging clinical data to auto-create report content.

Clinical Systems

Points of Care

The Critical Care INet® Intensive Care Management System is designed to automate the entire care process in critical care settings. It supports complete nursing documentation with automated capture of bedside monitor and device data. Physician workflow is automated with both documentation and flow sheet embedded Computerized Physician Order Entry (CPOE). Both nursing and physician workflows are enhanced with closed loop meds process and remote patient monitoring capabilities. Embedded knowledge augments patient safety with critical care specific nursing and physician documentation templates and alerts. Outcome analysis (with world-renowned solutions like the APACHE®) is also embedded in the critical care workflow.

The CareNet® Acute Care Management System is designed to automate and streamline the work and care delivery processes for the entire acute care team. This solution provides improved communication and the coordination of care for nursing and the entire multi-disciplinary acute care team. The CareNet system promotes patient safety through strong clinical decision support, evidence-based nursing and knowledge based best practices and alerts and reminders, thereby reducing the variance and variability in the care process. The CareNet system enables care sets, plans of care, pathways and protocols, allowing the care team to collect, refine, organize and evaluate detailed clinical and management data, as well as measure outcomes and goals.

The CVNet® Cardiology Information System automates the processes within the cardiology department, supporting the scheduling, ordering, documentation and data capture required by professionals in the cardiology domain.

The PowerChart Oncology Information System automates the clinical decision-making and complex communication needs of the medical oncology care team. This oncology solution provides the ability to share crucial patient information across both ambulatory and acute care for management of complex, multi-encounter chemotherapy protocols, improving communication and the real-time flow of patient information across the continuum of care.

The SurgiNet® Surgery and Anesthesia Information System is designed to address the needs of the perioperative service, including automating the functions of professional staff and material resource scheduling, supply chain management, perioperative documentation, patient tracking, anesthesia documentation, physiological monitoring at the bedside or in the operating room suite. It provides easy access to clinical and historical patient data for past surgical events to support planning for anesthesia care and surgical case preparation by clinicians. The SurgiNet system provides financial and operational analysis and reporting tools to support continuous improvement in the utilization of and quality of care delivered by the perioperative service.

The Cerner Women’s Health Information System automates the care processes in women’s centers, ob/gyn offices, labor & delivery units and in newborn care areas in the hospital. This solution is designed to support the clinical workflow, information needs and specific challenges faced in women’s healthcare.

The FirstNet® Emergency Department Information System provides a comprehensive solution to the challenges emergency departments face to streamline process flows, comply with HIPAA and Emergency Medical Treatment and Active Labor Act regulations, comply with the Centers for Medicare and Medicaid Services requirements and ensure appropriate reimbursement. The FirstNet system is an emergency department clinician and management tool for quick and effective patient tracking, ordering, results and medical record review, online clinical documentation, prescription writing, patient education and evidenced-based coding.

The PowerChart Office® Management System supports the broad range of clinical and business activities that occur within a physician office, clinic or large physician organization. This system ties the physician office together with other medical entities and automates key care team activities in both primary and specialty care settings.

Clinical Centers

The PathNet® Laboratory Information System (LIS) addresses the clinical, financial and managerial needs of a comprehensive laboratory setting with unified solutions for: general laboratory, microbiology, blood bank transfusion, blood bank donor, anatomic pathology, human leukocyte antigen (HLA) and outreach services. Innovative laboratory solutions such as patented Synoptic Reporting for AP, Clinical Validation and the PathNet Helix™ offering for Molecular Diagnostic/Genomics are just several examples of how PathNet continues to set the bar in the LIS market. The PathNet system automates laboratory processes while capturing crucial data for operational success, ensuring the production of accurate and timely reports and the maintenance of accessible laboratory records.

The RadNet® Radiology Information System addresses the operational and management requirements of radiology departments or services. It allows a department to replace its manual, paper-based system of record keeping with an efficient computer-based system.

Cerner ProVision™ PACS (picture archival and communications system) is fully unified with Cerner’s radiology information system to manage storage, viewing, reporting and distribution of images. Using Cerner’s end-to-end, fully unified radiology information and image management systems, radiologists can improve operational efficiencies and reduce medical error.

The PharmNet® Pharmacy Information System is a powerful solution for transforming pharmacy and medication administration processes. The PharmNet system facilitates improved patient safety and operational activities across the continuum of care. The PharmNet system puts patient safety first and foremost in support of clinical pharmacy practice. It is a complete solution offering clinical decision support, formulary management and operational support, facilitating optimal utilization of pharmacy resources.

Decision Support and Knowledge

The Discern Expert® solution is an event-driven, rules-based decision support software application that allows users to define clinical and management rules that are applied to event data captured or generated by other applications. It supports both synchronous (real-time, interactive) processing and asynchronous (noninteractive) processing of events.

The Discern Explorer® solution is a decision support software application unified with other Cerner Millennium clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other applications.

Executable Knowledge® solutions help clinicians assess and treat illnesses and improve outcomes based on the most current medical knowledge. Knowledge is customized to the individual and embedded within the Cerner Millennium architecture via order sets, plans of care, alerts and notifications including Adverse Drug Event (ADE) Prevention alerts and clinical documentation. Reports measuring compliance against key clinical standards help organizations benchmark and enhance care quality.

Medisource™ solutions provide caregivers and consumers alike with access to drug information from Cerner Multum and the ability to perform drug interaction checking to prevent adverse events. Patient safety is enhanced through dose range checking capabilities that determine the appropriate medication dose based on the age, weight and physiology of an individual.

APACHE® clinical decision support and outcomes management systems manage the clinical and financial outcomes of high-risk patients in critical and acute care.

The PowerInsight® solution is a comprehensive healthcare intelligence and data warehouse for healthcare. It enables clinical leadership and healthcare executives to collect, measure, analyze and benchmark data, thereby deriving insights to enable positive changes in clinical processes and operational performance.

The Health Facts™ repository is Cerner’s comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

The HealthSentry™ bio-surveillance network collects critical biological information about potential disease outbreaks and analyzes data for specific patterns or trends.

Consumer

Cerner’s IQHealth™ systems enable healthcare organizations to create an Internet-based healthcare community that connects individuals to their healthcare providers. IQHealth™ systems empower consumers and patients to record, track and store health information to better manage their own health and that of their loved ones. With IQHealth™ systems, sponsoring organizations can create and brand a “health exchange” to improve their presence in the community, better support individuals in their self-care actions and enhance existing centers of excellence.

IQHealth systems include Web Portal Services, Health Content, Survey and Assessment Tools, Personal Health Record, Physician and Consumer Messaging and Disease-Specific Modules.

Packaged Solutions

Computerized Physician Order Entry (CPOE)

Cerner offers a total CPOE solution ranging from basic automation to complete medication integration.

CPOE enables standardized electronic physician ordering of tests, medications and other patient services. Orders are checked using decision support tools to determine if they are in line with standards and appropriate for the person’s individual situation. Physicians are alerted to potential problems and actions are documented in the patient’s electronic medical record.

Cerner’s CPOE solution includes a physician-centric ordering application (PowerOrders), an important decision-support engine with rules and alerts (Discern Expert and MediSource), and clinical documentation (Care Documentation, eMAR, PowerPOC™ and more), all integrated within a robust clinical data repository (PowerChart).

When combined with the PharmNet and CareNet systems, Cerner’s CPOE unifies physicians, nurses and pharmacists to close the medication management loop, connecting each member of the care team to the same updated information, thereby reducing errors.

The solution also provides extra tools—evidence-based medical content and an enhanced human interface—to support clinicians and improve care delivery.

PowerPOC

PowerPOC is a solution set of supporting, multisystem offerings that automate the documentation of medication administration and documentation of tasks related to specific physician/nursing orders at the point of care (POC). This solution set provides notification to the clinician when inconsistencies occur that could represent potential medication administration errors.

This graduated solution set facilitates patient safety through barcode verification of the “Five Rights” data review and collection, as well as medical devices integration at the patient bedside. Solutions within this family include: PowerPOC CareAdmin™; PowerPOC CareMobile™; and PowerPOC CareGuard™ solutions.

HomeWorks

BeyondNow Technologies provides innovative information technology solutions to the home care industry. The HomeWorks solution is a complete front and back office home care information management system targeting business needs in a quickly changing, fast paced environment. The HomeWorks solution manages data from the point of the first referral call to the point of the last service payment. The RoadNotes solution enables users to extend complete patient information from point-of-care to the back office system. Caregivers have access to complete patient charts, profiles and histories – for the information needed to make informed decisions.

Segment Solutions

Cerner also offers solutions designed for specific segments in the healthcare industry.

Cerner solutions for the Integrated Delivery Network allow organizations to serve multiple facilities, with differing needs, across various geographic locations.

Community Hospital Solutions automate clinical and business processes in the community hospital. Community Hospital Solutions suites include administrative, clinical, patient care, hospital integration and community.

Cerner solutions for the Children’s Hospital setting specifically address those issues unique to the pediatric hospital setting. Cerner solutions include content and functionality specific to meeting the unique needs of children’s hospitals, including dose range checking, weight-based dose calculation, growth charts and immunization schedules.

Cerner solutions for Academic Medical Centers allow medical centers to focus on delivering high-quality care and carry out high-level teaching and research functions. Cerner’s unified architecture also enhances research efforts by allowing access to information via a centralized database.

The Cerner Academic Education Solution is the only clinical information system adapted to support automated curricula and classroom instruction in nursing, medical and allied health schools, preparing future healthcare professionals for success in an IT driven environment.

Cerner offers solutions to meet the needs of federal healthcare organizations, including the Department of Veterans Affairs and the Department of Defense. These organizations have specific requirements for IT solutions.

Technologies

The MillenniumObjects® toolkit is a collection of reusable programming elements from the revolutionary Cerner Millennium architecture. These segments of code, or objects, allow third-party developers to create front-end applications that draw upon the data model and proven functionality of the Cerner Millennium architecture.

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

Software Development

Cerner commits significant resources to developing new health information system solutions. As of January 3, 2004, approximately 1,837 associates were engaged full-time in software solutions development activities. Total expenditures for the development and enhancement of the Company’s software solutions were approximately $179,999,000, $149,985,000 and $113,872,000 during the 2003, 2002 and 2001 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

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

Sales and Marketing

The markets for Cerner’s information system solutions include integrated delivery networks, physician groups and networks and their management service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales has been in clinical solutions in hospital-based provider organizations. Cerner’s Millennium architecture is highly scalable, with solutions being used in hospitals ranging from under 50 beds to over 2,000 beds and managed care settings with over 2,000,000 members. All Cerner Millennium solutions are designed to operate on either computers manufactured by HP Computer Corporation or IBM’s RISC System/6000 AIX (UNIX) platform, thereby allowing Cerner to be price competitive across the full range of size and organizational structure of healthcare providers. The sale of a health information system usually takes approximately nine to eighteen months, from the time of initial contact to the signing of a contract.

The Company’s executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Belgium, Canada, Germany, Singapore, Malaysia, Saudi Arabia and the United Kingdom. Cerner’s consolidated revenues include foreign sales of $54,191,000, $36,634,000 and $22,794,000 for the 2003, 2002 and 2001 fiscal years, respectively. The Company supports its sales force with technical personnel who perform demonstrations of Cerner’s solutions and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and sponsors executive conferences, which feature industry experts who address the information system needs of large healthcare organizations.

Client Services

All of Cerner’s clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support staff located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in Brussels, Belgium. Most of Cerner’s clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. To assist Cerner’s clients with implementation and maintenance of its solutions, Cerner offers application outsourcing through its Remote Hosted Option. This option delivers information technology services that include software, computer hardware, implementation, technical support, wide-area network services and automatic software upgrades.

Backlog

At January 3, 2004, Cerner had a contract backlog of approximately $938,221,000 as compared to approximately $732,719,000 December 28, 2002. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software solutions. At January 3, 2004, the Company had approximately $94,340,000 of contracts receivable, which represents revenues recognized under the percentage of completion method but not yet billable under the terms of the contract. At January 3, 2004, Cerner had a software support and maintenance backlog of approximately $312,887,000 as compared to approximately $269,153,000 at December 28, 2002. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 45% percent of the aggregate backlog at January 3, 2004 of $1,251,108,000 will be recognized as revenue during 2004.

Other Factors Affecting The Company’s Business

Information under the caption “Factors That May Affect Future Results of Operations, Financial Condition of Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company’s business in the future, including; (a) variations in the Company’s quarterly operating results; (b) volatility of the Company’s stock price; (c) market risk of investments; (d) potential impairment of goodwill; (e) changes in the healthcare industry; (f) significant competition; (g) the Company’s proprietary technology may be subjected to infringement claims or may be infringed upon; (h) possible regulation of the Company’s software by the U.S. Food and Drug Administration or other government regulation; (i) the possibility of product-related liabilities; (j) possible failures or defects in the performance of the Company’s software; (k) risks associated with the Company’s global operations; and (l) recruitment and retention of key personnel.

Number of Employees (“Associates”)

As of January 3, 2004, the Company employed 5,077 associates.

Item 2. Properties

The Company’s world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 739,000 square feet of useable space (the “Campus”). As of January 3, 2004, the Company was using approximately 736,000 square feet and substantially all of the remainder was leased to tenants. In the first quarter of 2002, the Company began construction of a new facility situated between the buildings located at 2800 and 2900 Rockcreek Parkway on the Campus. This facility was completed on August 1, 2003 and is approximately 123,000 square feet in size. This new facility, referred to as Cerner’s World Headquarters Building, houses offices, a cafeteria and meeting space for the Company. In 2002, the Company also began construction of a new office building located on the Campus. This facility was completed in December of 2003 and houses office and meeting space for the Company.

In the spring of 2001, the Company acquired property formally owned by Harrah’s Operating Company, Inc., located along the north riverbank of the Missouri River, approximately 2 miles from the Company’s Campus. This property consists of an 80,000 square foot building and a 1,300-car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company and third parties. The Company has also made use of the parking garage to meet overflow-parking demands on the Company’s Campus.

The Company also leases office space in: San Jose, California; Beverly Hills, California; Denver, Colorado; Lake Mary, Florida; Waltham, Massachusetts; North Kansas City, Missouri; Detroit, Michigan; Chesterfield, Missouri; Overland Park, Kansas; Houston, Texas; Falls Church, Virginia; Chesapeake, Virginia; and, Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Sydney, Australia; Brussels, Belgium; London, England; and, Aachen and Idstein, Germany. Cerner Arabia, a joint venture in which the Company maintains a 40% equity interest, leases space in Riyadh, Saudi Arabia.

Item 3. Legal Proceedings

As disclosed in our Form 10-Q for the quarterly period ending March 29, 2003, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it and five of its officers in the United States District Court for the Western District of Missouri. Subsequently, as disclosed in our Form 10-Q for the quarterly period ending June 28, 2003, five additional shareholder class action lawsuits were filed against the Company. All of these lawsuits were filed after a decline in the Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

On August 20, 2003, the Court ordered that all of the lawsuits (as specifically identified in our Form 10-Q for the quarterly periods ending March 29, 2003 and June 28, 2003) be consolidated under Case No. 03-CV-00296-DW and appointed Phil Crabtree as Lead Plaintiff. On December 1, 2003, the Lead Plaintiff filed a Consolidated Class Action Complaint. In general, the consolidated complaint alleges that, during a class period commencing as of July 17, 2002 and ending April 2, 2003, the Company and individual named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company believes that all the claims asserted in the Consolidated Amended Complaint are without merit and intends to vigorously defend those claims.

On February 9, 2004, the Company and the individual defendants filed a Motion to Dismiss the consolidated Complaint. The deadline for the Lead Plaintiff to respond to the Motion is March 24, 2004. The Company does not know when the District Court will decide the Motion or what the ruling may be. However, no discovery in the litigation will commence until the District Court rules on the Motion to Dismiss and, if the Motion is denied, the Company and the individual defendants have filed their Answers to the Consolidated Amended Complaint.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 3, 2004.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of March 3, 2004. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	54	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	53	Vice Chairman of the Board of Directors

Earl H. Devanny, III	52	President

Paul M. Black	45	Executive Vice President

Jack A. Newman, Jr.	56	Executive Vice President

Glenn P. Tobin, Ph.D.	42	Executive Vice President

Marc G. Naughton	49	Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend	40	Senior Vice President

Randy D. Sims	43	Vice President, Chief Legal Officer and Secretary

Julie Wilson	41	Vice President and Chief People Officer

Richard J. Flanigan, Jr.	44	Senior Vice President and President of Cerner North Atlantic

Douglas M. Krebs	46	Senior Vice President Cerner Corporation and President of Cerner Global

John Peterzalek	43	Senior Vice President and President of Cerner South East

Stanley M. Sword	42	Senior Vice President and President of Cerner Great Lakes

Zane M. Burke	37	Vice President and President of Cerner West

Mike Valentine	35	Vice President and President of Cerner Mid America

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

Earl H. Devanny, III joined the Company in August of 1999 as President. Mr. Devanny also served as interim President of Cerner Southeast from January 2003 through July 2003. Prior to joining the Company, Mr. Devanny served as president of ADAC Healthcare Information Systems, Inc. Prior to joining ADAC, Mr. Devanny served as a Vice President of the Company from 1994 to 1997. Prior to that he spent seventeen years with IBM Corporation.

Paul M. Black joined the Company in March of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and Chief Sales Officer and to Executive Vice President in September of 2000. In January of 2003 Mr. Black was named Executive Vice President of the U.S. Client Organization. Prior to joining the Company, he spent twelve years with IBM Corporation.

Jack A. Newman, Jr. joined the Company in January of 1996 as Executive Vice President. Prior to joining the Company, he was with KPMG LLP for twenty-two years. Immediately prior to joining Cerner he was National Partner-in-Charge of KPMG’s Healthcare Strategy Practice.

Glenn P. Tobin, Ph.D. joined the Company in April of 1998 as General Manager and Senior Vice President. In October 1998, Dr. Tobin was appointed Executive Vice President and Chief Operating Officer. Dr. Tobin also served as interim President of Cerner Great Lakes from January 2003 through August 2003. In October of 2003, Dr. Tobin gave up his position as Chief Operating Officer and accepted a position as Chief Executive Officer of Cerner Limited in which position he served through February of 2004. Prior to joining the Company, Dr. Tobin served as a senior consultant with McKinsey and Co., Inc. for more than five years.

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President. He was promoted to Senior Vice President in March 2002.

Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the Intellectual Property Organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998. He was promoted to Senior Vice President in March 2001.

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

Julie Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group organization. She was promoted to Vice President and to the position of Chief People Officer in August of 2003.

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

Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. In February 2000, Mr. Krebs was appointed as President of Cerner Global. Prior to joining Cerner, he spent fifteen years with IBM Corporation.

John Peterzalek joined the Company in July 2003 as Senior Vice President and President of Cerner South East. Prior to joining the Company, Mr. Peterzalek was with Perot Systems for more than ten years.

Stanley M. Sword joined the Company in August 1998 as Vice President and Chief People Officer. He was promoted to Senior Vice President in March 2002. In August of 2003, he was appointed President of

Cerner Great Lakes. Prior to joining Cerner, Mr. Sword spent five years at AT&T (three years as the Vice President of Organization Development of NCR Corporation and two years as a client partner in the outsourcing practice of AT&T Solutions). Prior to joining AT&T, Mr. Sword spent ten years with Accenture Consulting in a variety of roles within the systems integration practice.

Zane M. Burke joined the Company in September 1996 as U.S. Corporate Controller. Since that time he has held several positions in the finance organization and was promoted to Vice President in 2000 and to President of Cerner West in January 2003. Prior to joining the Company, Mr. Burke was with KPMG LLP for six years.

Mike Valentine joined the Company in December 1998 as Director of Technology. He was promoted to Vice President in 2000 and to President of Cerner Mid America in January of 2003. Prior to joining the Company, Mr. Valentine was with Accenture Consulting.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s common stock trades on The NASDAQ Stock Market® under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2003 and 2002 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	2003			2002
	High	Low	Last	High	Low	Last
First quarter	38.45	30.22	32.81	52.06	43.14	47.71
Second quarter	32.38	16.50	23.25	57.00	46.23	47.83
Third quarter	37.55	20.08	31.42	45.54	35.88	35.99
Fourth quarter	46.12	30.87	38.51	38.34	27.65	29.50

At January 31, 2004, there were approximately 1,600 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the shareholders’ best interest to reinvest funds in the operation of the business.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999
		(1)(2)(3)	(4)(5)	(6)(7)	(11)(12)(13)
(In thousands, except per share data)				(8)(9)(10)
Statements of Earnings Data:
Revenues	$839,587	780,262	560,802	414,551	357,768
Operating earnings	78,097	90,820	61,350	21,922	1,768
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	71,222	80,625	(63,314)	172,123	(1,958)
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	(786)	—	—	—
Net earnings (loss)	42,791	48,022	(42,366)	105,265	(1,211)
Earnings (loss) per share:
Basic	1.21	1.36	(1.21)	3.08	(.04)
Diluted	1.18	1.30	(1.21)	2.96	(.04)
Weighted average shares outstanding:
Basic	35,355	35,458	34,907	34,123	33,623
Diluted	36,356	37,050	34,907	35,603	33,916
Balance Sheet Data:
Working capital	$251,500	282,135	189,488	186,181	170,053
Total assets	843,754	779,279	712,302	616,411	660,891
Long-term debt, net	124,570	136,636	92,132	102,299	100,000
Stockholders’ equity	494,680	441,244	394,839	343,717	378,937

(1)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.09 for 2002.

(2)	Includes a charge for impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.17 for 2002.

(3)	Includes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.02 for 2002.

(4)	Includes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million, net of $2.7 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.

(5)	Includes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million, net of $46.1 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of ($2.21) for 2001.

(6)	Includes an investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this investment gain on diluted earnings per share was $3.38 for 2000.

(7)	Includes an investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this investment loss on diluted earnings per share was ($.69) for 2000.

(8)	Includes a charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this charge on diluted earnings per share was ($.19) for 2000.

(9)	Includes a charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this charge on diluted earnings per share was ($.09) for 2000.

(10)	Includes a charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this charge on diluted earnings per share was ($.03) for 2000.

(11)	Includes a charge of $5.8 million, net of $3.6 million tax benefit, related to the cost in excess of revenues of completing fixed fee implementation contracts. The impact of this charge on diluted earnings per share was ($.17) for 1999.

(12)	Includes a charge of $.9 million, net of $.5 million tax benefit, related to the accrual of branch restructuring costs. The impact of this charge on diluted earnings per share was ($.03) for 1999.

(13)	Includes a charge of $1.4 million, net of $.9 million tax benefit, related to the early extinguishment of debt, which was previously reported as an extraordinary item. The impact of this charge on diluted earnings per share was ($.04) for 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. Cerner derives revenue by selling, implementing and supporting software solutions and hardware that gives healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner solutions can be managed by its clients or in Cerner’s data center via a managed services model.

Results Overview

Cerner had a strong finish to 2003 after a slow start that was caused by a lower than expected level of new business bookings in the first quarter of the year. New business bookings reflect the value of contracts for software, hardware, services and managed services (hosting of software in Cerner’s data center). The new business bookings shortfall in the first quarter was approximately $50 million, and it resulted in lower than expected revenue and earnings for the first quarter and full year because some of these bookings would have been reflected as first quarter revenue and much of the remainder would have been included in subsequent quarters.

Reflecting on the first quarter bookings shortfall, management does not believe that it reflected a fundamental change in the demand for the Company’s solutions and services. This assessment is supported by the fact that, after recording first quarter bookings of $151,000,000, the Company averaged $220,000,000 of bookings in each of the three remaining quarters of 2003. For the full-year, the Company continued to gain market share in the healthcare information technology industry, with approximately 40% of its new business contract bookings coming from clients that had no prior relationship with the Company. Total new business bookings, which includes contract bookings, enhancement bookings and additional service bookings, were $811,200,000 in 2003, an increase of 10% compared to $735,600,000 in 2002.

Total revenues increased 8% in 2003 to $839,587,000, with the majority of the increase driven by increased support, maintenance and services revenue. System sales revenues, which include software, hardware and sublicensed software, were basically flat. System sales revenues did not increase as much as management had expected because of the aforementioned first quarter bookings shortfall and because of a shift in the mix of bookings during the year. The booking mix shift was driven by stronger demand for managed services and subscription offerings, which are recognized as revenue over a longer period of time than other types of bookings. Managed service and subscription bookings accounted for more than 20% of total bookings in 2003 compared to about 15% in 2002. The mix shift in bookings is also reflected in the Company’s contract backlog growth. In 2003, the Company’s contract backlog, which contains bookings that have not yet been recognized as revenue, grew 28% to $938,221,000 compared to total revenue growth of 8%, indicating that the Company still created strong levels of new business, but that this new business will be recognized as revenue over a longer period of time.

Net earnings for the year declined from $48,022,000 to $42,791,000. This decline was driven largely by the lower level of first quarter bookings and resulting lower level of revenue despite an increased level of spending in anticipation of supporting higher top line growth. By the end of the year, the impact of the first quarter was mostly complete, with fourth quarter 2003 operating margins at 12.7%, which was in line with the level they were in the fourth quarter of 2002. Going forward, management believes the Company can expand operating margins from current levels by expanding margins on services, leveraging investments in research and development, and controlling sales, general and administrative spending.

Operationally, the Company had an outstanding year in 2003. The Company brought nearly 900 Cerner Millennium solutions live in 2003, bringing the cumulative number of solutions implemented to more than 2,600 at more than 550 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In 2003, the Company generated $134,150,000 of cash flow from operations, with days sales outstanding decreasing from 116 days at the end of 2002 to 103 days at the end of 2003. This strong performance was driven by continued improvements in delivering value to clients, which we believe makes it easier to obtain better payment terms in the Company’s contracts.

In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global. The Company has not presented comparable information for prior periods as necessary information is not available and the cost to develop it would be excessive.

	Operating Segments
	Great	Mid-	North	South-
2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$153,949	$160,633	$149,585	$145,312	$161,840	$54,191	$14,077	$839,587

Cost of revenues	36,910	35,447	37,520	40,784	28,321	13,450	1,858	194,290
Operating expenses	24,897	24,815	26,788	29,454	28,223	35,814	397,209	567,200

Total costs and expenses	61,807	60,262	64,308	70,238	56,544	49,264	399,067	761,490

Operating earnings	$92,142	$100,371	$85,277	$75,074	$105,296	$4,927	$(384,990)	$78,097

Healthcare Information Technology Market

The Company believes the market for healthcare information technology remains substantial. The healthcare industry continues to significantly outpace the growth of the economy, with the most recent Centers for Medicare and Medicaid Services data indicating that healthcare spending in the United States totaled $1.7 trillion in 2003, representing approximately 15% of the Gross Domestic Product, after holding steady at 13.3% through most of the 1990’s. The Company believes that volume from the front edge of the aging baby boomers is a fundamental driver behind this growth. And based on the demographics, the volume will increase over the next 20 years.

The Company believes a convergence is occurring among many of healthcare’s major stakeholders, including hospital and health system boards of directors, chief executives, and the doctors and nurses. This convergence is lessening resistance to making fundamental changes, and these major stakeholders are beginning to accept the adoption of healthcare information technology as strategic to their success. Cerner solutions and services provide opportunities to alter the manual and inefficient manner in which this industry operates, as well as to address the issues of quality, safety, efficiency and workforce shortages.

Further, the healthcare information technology industry stands to benefit as investment in information technology increasingly becomes a hot political topic. For example, the Medicare reform bill contains important provisions on quality and pay-for-performance—a foundation that should accelerate the industry’s automation efforts. And the President affirmatively mentioned “computerizing health records” in his January 2004 State of the Union Address.

There are also generally positive trends in the condition of healthcare providers, and the Company views their overall condition as relatively stable, with the primary exception being hospitals with a higher mix of Medicaid revenues. Recent data from S&P supports the belief that the economic health of providers is stabilizing as it indicates that higher reimbursement, coupled with sustained demand for services, should improve the credit quality of hospitals.

Results of Operations

Year Ended January 3, 2004, Compared to Year Ended December 28, 2002

The Company’s revenues increased 8% to $839,587,000 in 2003 from $780,262,000 in 2002. The Company had net earnings of $42,791,000 in 2003 compared to $48,022,000 in 2002. Operating results for 2002, as described below, included a gain on the sale of available-for-sale securities and a charge for the impairment of investments, and a change in accounting principle for goodwill. The decrease in net earnings is due primarily to a higher increase in expenses than revenue compared to the prior year. As discussed above, revenue increased less than the Company expected because of the decrease in new contract bookings in the first quarter of 2003 and the shift in bookings mix to more managed services and subscription bookings which are recognized as revenue over longer periods of time. The increase in expenses was driven primarily by continued investments in the Company’s development of software and by sales and client services expenses. Expense also increased because the Company’s 2003 fiscal year consisted of 53 weeks compared to 52 weeks in 2002. Operating results for 2002, as described below, included a gain on the sale of available-for-sale securities and a charge for the impairment of investments, and a change in accounting principle for goodwill.

Revenues - In 2003, revenues increased due to an increase in support of installed systems and an increase in services. Support, maintenance and service revenues increased 14% to $476,795,000 in 2003 from $419,578,000 in 2002. Support and maintenance revenues were $209,877,000 and $171,238,000 in 2003 and 2002, respectively. Services revenues were $266,918,000 and $248,340,000 in 2003 and 2002, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware and professional services, excluding installation. This increase in support and maintenance revenue was due primarily to the increase in the Company’s installed and converted client base, that was driven by bringing a record number of Cerner Millennium solutions live in 2002 and 2003. The increase in services revenue was driven primarily by an increase in revenue from managed services, which increased $20,000,000 to $34,000,000 as the Company continued to experience high levels of demand for hosting solutions in its data center.

System sales were $332,349,000 in 2003 compared to $332,274,000 in 2002. Included in system sales are revenues from the sale of software, hardware and sublicensed software. System sales were flat because of the aforementioned first quarter bookings shortfall and because of a shift in the mix of bookings during the year.

Beginning in the first quarter of 2003, the Company began including proceeds from reimbursed travel expense in revenue with a corresponding amount included in cost of revenues. This change has no impact on the dollar amount of gross margin, operating margin or net earnings, but does slightly change the percent of revenue each of these items represent. Reimbursed travel was $30,443,000 in 2003 compared to $28,410,000 in 2002.

At January 3, 2004, the Company had $938,221,000 in contract backlog and $312,887,000 in support and maintenance backlog, compared to $732,719,000 in contract backlog and $269,153,000 in support and maintenance backlog at the end of 2002.

Cost of Revenues - The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 23% of total revenues in 2003, and 24% of total revenues in 2002. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% and 41% in 2003 and 2002, respectively. The increase in total sales and client service expenses is attributable to the cost of marketing of solutions. Expenses also increased due to the extra week in the 2003 fiscal year as described above.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2003 and 2002 were $179,999,000 and $149,985,000, respectively. These amounts exclude amortization. Capitalized software costs were $58,736,000 and $49,984,000 for 2003 and 2002, respectively.

General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% and 6% in 2003 and 2002, respectively.

Interest Expense, Net - Interest income was $1,219,000 in 2003 compared to $1,080,000 in 2002. This increase is due primarily to an increase in invested cash in 2003 compared to 2002. Interest expense was $8,236,000 in 2003 compared to $6,635,000 in 2002. This increase is due primarily to the increase in debt. On December 20, 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement dated December 15, 2002.

Other Income, Net - Other income increased to $142,000 in 2003 from $87,000 in 2002. Included in other revenues are revenues from office space leased to third parties.

Gain (Loss) on Sale of Investment - In December 2002, the Company exercised 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants were scheduled to expire on January 26, 2003. In December 2002, the Company sold 1,048,783 shares of WebMD for $8,242,000. Accordingly, the Company recorded an investment gain of $527,000, net of $342,000 in tax, as a result of the exercise of the warrants and the sale of the shares. In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

Impairment of Investment - The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments in non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc, a non-publicly traded company.

Income Taxes - The Company’s effective tax rate was 39.9% in 2003 and 39.4% in 2002. As a result of a decrease in net income from 2002 to 2003, the impact of permanent differences increased the Company’s effective tax rate.

Accounting Change - Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its transitional review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units.

Year Ended December 28, 2002, Compared to Year Ended December 29, 2001

The Company’s revenues increased 39% to $780,262,000 in 2002 from $560,802,000 in 2001. The Company had net earnings of $48,022,000 in 2002 compared to a net loss of $42,366,000 in 2001. Operating results for 2002, as described below, included a gain on the sale of available-for-sale securities and a charge for the impairment of investments, and a change in accounting principle for goodwill.

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

Cost of Revenues - The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 24% of total revenues in 2002, and 21% of total revenues in 2001. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The increase in the cost of revenue as a percent of total revenues resulted principally from an increase in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 41% in 2002 and 40% in 2001. The increase in total sales and client service expenses is attributable to the cost of a larger field sales and services organization and marketing of new solutions.

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

General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 6% in 2002 and 7% in 2001.

Interest Expense, Net - Interest income was $1,080,000 in 2002 compared to $2,896,000 in 2001. This decrease is due primarily to a decrease in interest rates and average invested cash. Interest expense was $6,635,000 in 2002 compared to $7,321,000 in 2001, primarily as a result of lower borrowing levels during the year.

Other Income, Net - Other income decreased to $87,000 in 2002 from $182,000 in 2001. Included in other revenues are revenues from office space leased to third parties.

Gain (Loss) on Sale of Investment - In December 2002, the Company exercised 1,048,783 warrants of WebMD with an exercise price of $3.08 and a cost basis and carrying value of $4,146,000. The warrants were scheduled to expire on January 26, 2003. In December 2002, the Company sold 1,048,783 shares of WebMD for $8,242,000. Accordingly, the Company recorded an investment gain of $527,000, net of $342,000 in tax, as a result of the exercise of the warrants and the sale of the shares. In the second quarter of 2002, the Company sold 14,820,527 shares of WebMD for $90,119,000. Accordingly, the Company recorded an investment gain of $2,736,000, net of $1,572,000 in tax, as a result of the sale.

Impairment of Investment - The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments in non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc, a non-publicly traded company. During the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 to $5.79. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Gain on Software License Settlement - On June 18, 2001, the Company reached an agreement with WebMD Corporation regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a gain of $4,836,000, net of $2,744,000 in tax.

Income Taxes - The Company’s effective tax rate was an expense of 39% in 2002 and a benefit of 33% in 2001. The benefit is a result of the loss on the WebMD shares and other permanent differences.

Accounting Change - Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its transitional review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company used a discounted cash flow analysis to determine the fair value of the reporting units.

Liquidity and Capital Resources

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At January 3, 2004 the Company had cash and cash equivalents of $121,839,000 and working capital of $251,500,000 compared to cash and cash equivalents of $142,543,000 and working capital of $282,135,000 at December 28, 2002.

The Company generated cash of $134,150,000, $36,906,000 and $64,838,000 from operations in 2003, 2002 and 2001, respectively. Cash flow from operations increased in 2003 due primarily to increased collections of receivables, improved payment terms and record level conversions. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Certain of these receivables have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2003 and 2002, the Company generated cash flow from third party client financing arrangements and non-recourse payment assignments aggregating $58,654,000 and $30,073,000, respectively. Days sales outstanding decreased from 116 days at the end of 2002 to 103 days at the end of 2003. Although the Company continues with its initiative to improve days sales outstanding, we do not expect the rate of decline experienced in 2003 to continue. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in 2003 and 22% in each of 2002 and 2001, and the Company expects these revenues to continue to grow as the base of installed systems grows.

Cash used in investing activities consisted primarily of capitalized software development costs of $58,736,000 and $49,984,000 and purchases of capital equipment, land and buildings of $83,583,000 and $59,699,000 in 2003 and 2002, respectively. In the first quarter of 2002, the Company began construction of a new facility situated between the buildings located at 2800 and 2900 Rockcreek Parkway on the Company’s World Headquarter’s campus (Campus). This facility was completed on August 1, 2003 and is approximately 123,000 square feet in size. This new facility, referred to as Cerner’s World Headquarters Building, houses offices, a cafeteria and meeting space for the Company. In 2002, the Company also began construction of a new office building located on the Campus. This facility was completed in December of 2003 and houses office and meeting space for the Company. The Company also completed acquisitions of businesses for $6,380,000 and $26,016,000, net of cash received, in 2003 and 2002, respectively. In 2002, the Company had proceeds from the sale of shares of WebMD of $95,134,000.

Prior to June 2002, the Company had a loan agreement with a bank that provided for a current revolving line of credit for working capital purposes. In June 2002, the Company expanded its credit facility by entering into an unsecured revolving credit agreement with a group of banks led by U.S. Bank. The new credit facility increased the amount the Company may borrow from $45,000,000 to $90,000,000. The fee rate on the new facility is approximately the same as the prior facility. The revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (4.00% at January 3, 2004) or LIBOR (1.12% at January 3, 2004) plus 2%. The interest rate may be reduced by up to 1% if certain net worth ratios are maintained. At January 3, 2004, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The agreement contains certain net worth, debt levels and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of 1/2% or 3/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2005. The Company was in compliance with all covenants at January 3, 2004.

In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal annual installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the bank loan agreement and will be used for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2004.

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2004.

The Company believes that its present cash position, together with cash generated from operations and if necessary the line of credit, will be sufficient to meet anticipated cash requirements during 2004.

The following table represents a summary of the Company’s contractual obligations and commercial commitments as of January 3, 2004, except short-term purchase order commitments arising in the ordinary course.

	Payments due by period
						2009 and
Contractual Obligations (in thousands)	2004	2005	2006	2007	2008	thereafter	Total
Long-Term Debt Obligations	21,162	21,358	28,246	15,004	14,295	45,667	145,732
Lease Obligations	11,320	6,121	4,184	3,085	2,659	6,872	34,241
Acquisition Related Commitments	4,318	—	—	5,000	—	—	9,318
Supplier Software Purchase Commitments	6,117	1,592	—	—	—	—	7,709
Other	1,233	1,800	1,700	—	—	—	4,733

Total	44,150	30,871	34,130	23,089	16,954	52,539	201,733

The effects of inflation on the Company’s business during 2003, 2002 and 2001 were not significant.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, other than temporary declines in the market value of investments, concentrations, allowance for doubtful accounts and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within the Discussion and Analysis of the Company’s financial condition and results of operations. In addition, Note 1 to the accompanying financial statements expands upon discussion of the Company’s accounting policies.

Revenue Recognition

The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SOP 98-9. Key factors in our revenue recognition model are management’s assessments that installation services are essential to the functionality of our software whereas implementation services are not. If our business model were to change such that implementation services became essential to the functionality of our software, the period of time over which our licensed software revenue were to be recognized would lengthen. We generally recognize revenue from the sale of our licensed software over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Additionally, if the time to achieve our delivery and installation milestones for our licensed software were to be accelerated or decelerated, our milestones would be adjusted and the timing of revenue recognition for our licensed software could materially change.

Software Development Costs

Costs incurred internally in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the software solution. The Company is amortizing capitalized costs over five years.

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

The Company has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at January 3, 2004 and December 28, 2002 was $680,000 and $876,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Allowance for Doubtful Accounts

If the creditworthiness of our clients were to weaken or our collections results relative to historical experience were to decline, it could have a material adverse impact on operations and cash flows.

Goodwill

Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its transitional review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company again assessed its goodwill for impairment in the second quarter of

2003 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. The Company completed three acquisitions subsequent to June 30, 2001, which resulted in approximately, $36.7 million of goodwill that was not amortized in accordance with SFAS 142. For the year ended 2001, earnings included $1,758,000 of amortization of goodwill, net of tax. Goodwill amounted to $51,573,000 and $45,938,000 at January 3, 2004 and December 28, 2003, respectively. If future, anticipated cash flows from the Company’s reporting units, that recognized goodwill, did not materialize as expected the Company’s goodwill could be impaired, which would result in significant write-offs.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere herein or in other reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary - The Company’s quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities, demand for the Company’s software solutions and services, the Company’s long sales cycle, potentially long installation and implementation cycles for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company’s Cerner Millennium solutions, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. The sale may be subject to delays due to clients’ internal budgets and procedures for approving large capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

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

The Company’s revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of the clients’ year-end efforts to make all final capital expenditures for the then current year.

Stock Price May Be Volatile - The trading price of the Company’s common stock may be volatile. The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about the Company’s performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond the Company’s control. As a matter of policy, the Company does not generally comment on rumors.

Furthermore, the stock market in general, and the market for software, healthcare and information technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

Market Risk of Investments - The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value at a new cost basis, and the amount of the write-down is included in earnings.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at January 3, 2004 and December 28, 2002 was $680,000 and $876,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

At January 3, 2004, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $122 million, with an overall average return of approximately 1.56% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4% at January 3, 2004) or LIBOR (1.12% at January 3, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Changes in the Healthcare Industry - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

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

In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software/solutions or services. The pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. As a result, the Company’s success will depend upon its ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.

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

In addition, the Company could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of its software solutions and services expands. These claims, even if not meritorious, could be expensive to defend. If the Company becomes liable to third parties for infringing their intellectual property rights, it could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property.

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

There have been four FDA inspections since 1998 at various Cerner sites. Three of the FDA inspections resulted in no FDA Form 483 being issued while one of the four inspections resulted in the issuance of a one item FDA Form 483 that the Company responded to promptly. There can be no assurance, however, that the Company’s actions taken in response to the Form 483 will be deemed adequate by the FDA or that additional actions on behalf of the Company will not be required. In addition, the Company remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Product Related Liabilities - Many of the Company’s software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured, or under-insured could materially harm its business, results of operations or financial condition.

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

Global operations are subject to inherent risks, and the Company’s future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing foreign operations;

•	The impact of economic conditions outside the United States;

•	Unexpected changes in regulatory requirements;

•	Certification or regulatory requirements;

•	Reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences;

•	Different of additional functionality requirements;

•	Trade protection measures and other regulatory requirements;

•	Service provider and government spending patterns;

•	Natural disasters, war or terrorist acts;

•	Poor selection of a partner in a country; and

•	Political conditions which may impact sales or threaten the safety of associates or the continued presence of the Company in these countries.

Recruitment and Retention of Key Personnel – To remain competitive in the healthcare information technology industry, the Company must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the healthcare information technology industry and the technical environments in which the Company’s solutions operate. Competition for such personnel in this industry is intense. The Company’s failure to attract additional qualified personnel could have a material adverse effect on the Company’s prospects for long-term growth. The success of the Company is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The Company has succession plans in place; however, the unexpected loss of key personnel could have a material adverse impact to the Company’s business and results of operations, and could potentially inhibit solution development and market share advances.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the “Evaluation Date’). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	Changes in internal control over financial reporting. As of the end of the period covered by this Annual Report, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 3, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

c)	Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Election of Directors” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Audit Committee Financial Expert

The Board of Directors has determined that Gerald E. Bisbee, Jr., Ph.D., a member of the Company’s Audit Committee, is an audit committee financial expert as that term is defined under Item 401(h) of Regulation S-K.

Code of Conduct; Corporate Governance Guidelines and Committee Charters

The Board of Directors of the Company has adopted a Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, controller and all other associates of the Company, including its directors and other officers. The Company has posted the text of the Code of Conduct on its website at www.cerner.com under “Investors/Corporate Governance.”

The Board of Directors of the Company has also adopted Corporate Governance Guidelines, which are posted on the Company’s website at www.cerner.com under “Investors/Corporate Governance.”

The charters for the Audit Committee, the Compensation Committee and the Nominating, Governance & Public Policy Committee are also available on the Company’s website at www.cerner.com under “Investors/Corporate Governance.”

A printed copy of the Code of Conduct and the Corporate Governance Guidelines is also available to the public at no charge by writing to Cerner Corporation, Attn. Human Resources, 2800 Rockcreek Parkway, North Kansas City, Missouri, 64117, or calling the Company’s headquarters at (816) 221-1024.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Executive Compensation” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Voting Securities and Principal Holders Thereof”

the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Certain Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 28, 2004, will contain under the caption “Audit and Non-Audit Fees” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Independent Auditors’ Report on Consolidated Financial Statements

Consolidated Balance Sheets - January 3, 2004 and December 28, 2002

Consolidated Statements of Operations - Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

Consolidated Statements of Changes In Equity Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

Consolidated Statements of Cash Flows Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and independent auditors’ report on financial statement schedule of the Registrant for the three-year period ended January 3, 2004 are included herein:

Schedule II - Valuation and Qualifying Accounts,

Independent Auditors’ Report on Consolidated Financial Statement Schedule.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description
3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003.

3(b)	Amended and Restated Bylaws, dated March 9, 2001, (filed as Exhibit 4.2 to Registrant’s Form S-8 filed on September 26, 2001 and incorporated herein by reference).

4(a)	Amended and Restated Rights Agreement, dated as of March 12, 1999, between Cerner Corporation and UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, and the Form of Rights Certificate, as Exhibit B (filed as an Exhibit to Registrant’s current report on Form 8-A/A dated March 31, 1999 and incorporated herein by reference).

4(b)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Registration Statement on Form S-8 (File No. 33-15156) and hereby incorporated herein by reference).

Number	Description
4(c)	Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as document agent, dated as of May 31, 2002 (filed as Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of July 22, 2002. (filed as Exhibit 4(d) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

4(e)	Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999, and incorporated herein by reference).

10(a)	Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).*

10(b)	Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig, Gerald E. Bisbee, Jr., Ph.D. and Thomas C. Tinstman, M.D., (filed as Exhibit 10(i) to Registrant’s Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c)	Indemnification Agreement between Michael E. Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(d)	Indemnification Agreement between John C. Danforth, and Registrant (filed as Exhibit 10(i)(b) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(e)	Indemnification Agreement between Jeff C. Goldsmith, Ph.D. and Registrant (filed as Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(f)	Indemnification Agreement between William B. Neaves, Ph.D. and Nancy-Ann DeParle and Registrant (filed as Exhibits 10.1 and 10.2 to Registrant’s Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference).*

10(g)	Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(h)	Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(j)	Long-Term Incentive Plan for 1999 (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

Number	Description
10(k)	Promissory Note of Jack A. Newman, Jr. (filed as Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

10(l)	Promissory Notes of Earl H. Devanny, III (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(m)	Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(g) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(n)	Form of Stock Pledge Agreement for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(h) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(o)	Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(p)	Employment Agreement of Earl H. Devanny, III (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(q)	Employment Agreement of Glenn P. Tobin, Ph.D. (filed as Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(r)	Amended Employment Agreement of Glenn P. Tobin, Ph.D., dated October 1, 2003.*

10(s)	Employment Agreement of Stanley M. Sword (filed as Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(t)	Employment Agreement of Jack A. Newman, Jr. (filed as Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(u)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(v)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(w)	Qualified Performance-Based Compensation Plan (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(x)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002. (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

10(y)	Cerner Corporation Executive Deferred Compensation Plan (filed as Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

10(z)	Cerner Corporation Enhanced Severance Pay Plan and Summary Plan Description dated October 14, 2003.

Number	Description
11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Auditors.

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3)(b)

(b)	Reports on Form 8-K.

Report on Form 8-K filed with respect to Item 9 on October 8, 2003, which contained the text of the Press Release issued that same date by Atos Origin (formerly SchlumbergerSema) regarding its selection for the Electronic Booking Service Contract with Department of Health in Partnership with Cerner Corporation.

Report on Form 8-K filed with respect to Item 9 on October 15, 2003, which contained the text of the Press Release issued that same date announcing earnings for the third quarter of 2003.

Report on Form 8-K filed with respect to Item 9 on December 8, 2003, which contained the text of the Press Release issued that same date titled: “Cerner Amplifies on Announcement by NHS National Programme for IT.”

Report on Form 8-K filed with respect to Item 9 on December 24, 2003, which contained the text of the Press Release issued on December 23, 2003, titled: “Statement by Cerner Corp. Chairman and Chief Executive Officer Neal Patterson Regarding the NHS National Programme for IT.”

Report on Form 8-K filed with respect to Item 9 on January 4, 2004, which contained the text of the Press Release issued that same date announcing earnings for the year ended January 3, 2004.

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

CERNER CORPORATION

Dated: March 17, 2004	By: /s/ Neal L. Patterson

Neal L. Patterson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/s/ Neal L. Patterson	March 17, 2004

Neal L. Patterson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	March 17, 2004

Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	March 17, 2004

Marc G. Naughton, Senior Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ Michael E. Herman	March 17, 2004

Michael E. Herman, Director

/s/ Gerald E. Bisbee	March 17, 2004

Gerald E. Bisbee, Jr., Ph.D., Director

/s/ John C. Danforth	March 17, 2004

John C. Danforth, Director

/s/ Jeff C. Goldsmith	March 17, 2004

Jeff C. Goldsmith, Ph.D., Director

/s/ William B. Neaves	March 17, 2004

William B. Neaves, Ph.D., Director

/s/ Nancy-Ann DeParle	March 17, 2004

Nancy-Ann DeParle, Director

Independent Auditors’ Report

The Board of Directors and Stockholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” on December 30, 2001.

KPMG LLP

Kansas City, Missouri
February 3, 2004

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

Consolidated Balance Sheets
 January 3, 2004 and December 28, 2002

(In thousands except shares and per share data)	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$121,839	142,543
Receivables	256,574	272,668
Inventory	12,434	9,041
Prepaid expenses and other	38,132	33,296

Total current assets	428,979	457,548
Property and equipment, net	204,953	134,283
Software development costs, net	141,090	117,327
Goodwill, net	51,573	45,938
Intangible assets, net	24,036	23,155
Investments	692	964
Other assets	8,017	9,926

	$859,340	789,141

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,753	46,822
Current installments of long-term debt	21,162	12,202
Deferred revenue	64,879	45,055
Deferred Income taxes	15,586	14,553
Accrued payroll and tax withholdings	45,004	47,262
Other accrued expenses	10,095	9,519

Total current liabilities	177,479	175,413
Long-term debt, net	124,570	136,636
Deferred income taxes	59,500	35,848
Deferred revenue	1,945	—
Minority owners’ equity interest in subsidiary	1,166	—
Stockholders’ Equity:
Common stock, $.01 par value,150,000,000 shares authorized, 37,057,364 and 36,732,532 shares issued in 2003 and 2002, respectively	371	367
Additional paid-in capital	236,969	226,912
Retained earnings	279,363	236,572
Treasury stock, at cost (1,502,999 and 1,202,999 shares in 2003 and 2002, respectively)	(26,793)	(20,863)
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,770	(1,668)
Unrealized loss on available-for-sale equity securities (net of deferred tax asset of $23 in 2002)	—	(76)

Total stockholders’ equity	494,680	441,244

Commitments (Note 13)	$859,340	789,141

See notes to consolidated financial statements.

Consolidated Statements of Operations
For the years ended January 3, 2004, December 28, 2002 and December 29, 2001

(In thousands, except per share data)	2003	2002	2001
Revenues
System sales	$332,349	332,274	244,979
Support, maintenance and services	476,795	419,578	297,444
Reimbursed travel	30,443	28,410	18,379

Total revenues	839,587	780,262	560,802

Costs and expenses
Cost of revenues	194,290	190,550	133,985
Sales and client service	352,728	319,265	226,776
Software development	156,236	129,620	100,186
General and administrative	58,236	50,007	38,505

Total costs and expenses	761,490	689,442	499,452

Operating earnings	78,097	90,820	61,350
Other income (expense):
Interest expense, net	(7,017)	(5,555)	(4,425)
Other income, net	142	87	182
Gain (loss) on sale of investments	—	5,177	(385)
Impairment of investments	—	(9,904)	(127,616)
Gain on software license settlement	—	—	7,580

Total other expense, net	(6,875)	(10,195)	(124,664)

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	71,222	80,625	(63,314)
Income taxes	(28,431)	(31,817)	20,948

Earnings (loss) before cumulative effect of a change in accounting principle	42,791	48,808	(42,366)
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	(786)	—

Net earnings (loss)	$42,791	48,022	(42,366)

Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$1.21	1.38	(1.21)
Cumulative effect of a change in accounting for goodwill	—	(0.02)	—

Basic net earnings (loss) per share	$1.21	1.36	(1.21)

Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$1.18	1.32	(1.21)
Cumulative effect of a change in accounting principle	—	(0.02)	—

Diluted net earnings (loss) per common share	$1.18	1.30	(1.21)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity
For the years ended January 3, 2004, December 28, 2002 and December 29, 2001

						Accumulated
			Additional		Treasury	Other
	Common Stock		paid-in	Retained	stock	Comprehensive	Comprehensive
	Shares	Amount	capital	Earnings	amount	Income	Income
(In thousands)
Balance at December 30, 2000	35,968	$360	192,715	230,916	(20,799)	(59,475)

Exercise of options	235	2	4,065	—	—	—
Acquisition of business	362	4	17,667	—	—	—
Non-employee stock option compensation expense	—	—	215	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	2,328	—	—	—
Associate stock purchase plan discounts	—	—	(179)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,352)	(1,352)
Unrealized gain on available-for-sale equity securities, net of deferred tax expense of $6,810	—	—	—	—	—	12,006	12,006
Reclassification adjustment for losses recognized in net loss, net of deferred taxes of $33,036	—	—	—	—	—	58,732	58,732
Net loss	—	—	—	(42,366)	—	—	(42,366)

Comprehensive income							27,020

Balance at December 29, 2001	36,565	$366	216,811	188,550	(20,799)	9,911

Exercise of options	168	1	3,259	—	(64)	—
Non-employee stock option compensation expense	—	—	90	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,561	—	—	—
Associate stock purchase plan discounts	—	—	(609)	—	—	—
Third party warrants	—	—	5,800	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	427	427
Unrealized gain on available-for-sale equity securities, net of deferred benefit of $14	—	—	—	—	—	(76)	(76)
Reclassification adjustment for gains recognized in net earnings, net of deferred taxes of $6,810	—	—	—	—	—	(12,006)	(12,006)
Net earnings	—	—	—	48,022	—	—	48,022

Comprehensive income							36,367

Balance at December 28, 2002	36,733	$367	226,912	236,572	(20,863)	(1,744)

Exercise of options	324	4	6,699	—	—	—
Purchase of treasury shares	—	—	—	—	(5,930)	—
Non-employee stock option compensation expense	—	—	34	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,876	—	—	—
Associate stock purchase plan discounts	—	—	(604)	—	—	—
Third party warrants	—	—	2,052	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	6,438	6,438
Unrealized gain on available-for-sale equity securities, net of deferred tax expense of $14	—	—	—	—	—	76	76
Net earnings	—	—	—	42,791	—	—	42,791

Comprehensive income							49,305

Balance at January 3, 2004	37,057	$371	236,969	279,363	(26,793)	4,770

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended January 3, 2004, December 28, 2002 and December 29, 2001

	2003	2002	2001
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$42,791	48,022	(42,366)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	69,330	57,346	47,305
Common stock received as consideration for sale of license software	—	—	(750)
Impairments of investments	—	9,904	127,616
Gain on software license settlement	—	—	(7,580)
Realized (gain) loss on sale of stock	—	(5,177)	385
Impairment of goodwill	—	1,272	—
Non-employee stock option compensation expense	34	90	215
Equity in losses of affiliates	—	—	1,525
Provision for deferred income taxes	24,686	8,710	(43,199)
Payment of tax on gain from the sale of WebMD	—	(31,200)	—
Tax benefit from disqualifying dispositions of stock options	1,876	1,561	2,328
Changes in operating assets and liabilities (net of businesses acquired):
Receivables, net	20,723	(50,364)	(26,389)
Inventory	(3,393)	(2,762)	(3,252)
Prepaid expenses and other	(201)	(13,302)	(8,216)
Accounts payable	(30,663)	20,648	(4,572)
Accrued income taxes	(8,556)	1,791	10,207
Deferred revenue	22,561	(12,203)	(2,164)
Other current liabilities	(5,038)	2,570	13,745

Total adjustments	91,359	(11,116)	107,204

Net cash provided by operating activities	134,150	36,906	64,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(26,831)	(33,235)	(17,654)
Purchase of land, buildings, and improvements	(56,752)	(26,464)	(8,068)
Acquisition of businesses, net of cash received	(6,380)	(26,016)	(4,045)
Investments in affiliates	—	—	(1,664)
Proceeds from sale of available for sale securities	—	95,134	1,572
Issuance of notes receivable	—	(156)	(205)
Repayment of notes receivable	651	451	707
Capitalized software development costs	(58,736)	(49,984)	(37,828)

Net cash used in investing activities	(148,048)	(40,270)	(67,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	320	70,102	18,088
Repayment of long-term debt	(13,238)	(41,032)	(1,634)
Proceeds from third party warrants	2,052	5,800	—
Purchase of treasury shares	(5,930)	—
Proceeds from exercise of options	6,703	3,196	4,067
Associate stock purchase plan discounts	(604)	(609)	(179)

Net cash provided by (used in) financing activities	(10,697)	37,457	20,342

Foreign currency translation adjustment	3,740	914	(1,352)
Increase in cash from the consolidation of a variable interest entity	151	—	—

Net increase (decrease) in cash and cash equivalents	(20,704)	35,007	16,643
Cash and cash equivalents at beginning of year	142,543	107,536	90,893

Cash and cash equivalents at end of year	$121,839	142,543	107,536

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,984	6,937	7,341
Income taxes, net of refund	10,426	49,484	9,535
Noncash investing and financing activities
Issuance of common stock for acquisition of business	—	—	17,671
Acquisition of equipment through capital leases	9,811	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1	Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements.” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the software support and maintenance portion of the arrangement based on the renewal price of the software support and maintenance charged to clients; professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, computer hardware and sublicensed software and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position No. 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by 97-2..

The Company provides installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, software license and installation

Notes to Consolidated Financial Statements

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

Software support fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted support term. Hardware maintenance revenues are billed and recognized monthly over the contracted maintenance term.

Subscription and content fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contracted terms.

Hardware and sublicensed software sales are generally recognized when title passes to the client.

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

Where the Company has contractually agreed to develop new or customized software code for a client as a single element arrangement, the Company utilizes percentage of completion accounting in accordance with SOP 81-1. If a contract includes multiple elements, including one or more undelivered element, or if the agreement includes contingent revenue (as defined in EITF 00-21), the Company complies with the conclusions of EITF 00-21 and delays revenue recognition until undelivered elements are delivered and revenue contingencies expire. When revenue is deferred all direct and incremental costs associated with the arrangement are capitalized and amortized over the contractual term once revenue recognition commences.

Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue, at January 3, 2004, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after January 2, 2005.

The Company incurs out-of-pocket expenses in connection with its client service activities, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of

Notes to Consolidated Financial Statements

related reimbursements were $30,443,000, $28,410,000, and $18,379,000 for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively.

The Company’s arrangements with clients typically include a deposit due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Certain of these receivables have been assigned on a non-recourse basis to third party financing institutions. The Company accounts for the assignment of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Provided all other revenue recognition criteria have been met, the Company recognizes revenue for these arrangements under its normal revenue recognition criteria, net of any payment discounts from financing transactions.

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

(d) Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks and fiscal years 2002 and 2001 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2003, 2002 and 2001, the Company capitalized $58,736,000, $49,984,000 and $37,828,000, respectively, of total software development costs of $179,999,000, $149,985,000 and $113,872,000, respectively. Amortization expense of capitalized software development costs in 2003, 2002 and 2001, was $34,973,000, $29,619,000 and $24,142,000, respectively, and accumulated amortization was $165,145,000, $130,172,000 and $100,553,000, respectively.

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

Notes to Consolidated Financial Statements

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at January 3, 2004 and December 28, 2002 was $680,000 and $876,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

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

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	2003			2002			2001
									Per-
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Earnings (loss) per share before cumulative effect of a change in accounting principle
Basic earnings (loss) per share
Income available to common stockholders	$42,791	35,355	$1.21	$48,808	35,458	$1.38	$(42,366)	34,907	$(1.21)

Effect of dilutive securities
Stock options	—	1,001		—	1,592		—	—
Diluted earnings (loss) per share

Income available to common stockholders including assumed conversions	$42,791	36,356	$1.18	$48,808	37,050	$1.32	$(42,366)	34,907	$(1.21)

Net earnings (loss) per share
Basic earnings (loss) per share
Income available to common stockholders	$42,791	35,355	$1.21	$48,022	35,458	$1.36	$(42,366)	34,907	$(1.21)

Effect of dilutive securities
Stock options	—	1,001		—	1,592		—	—
Diluted earnings (loss) per share

Income available to common stockholders including assumed conversions	$42,791	36,356	$1.18	$48,022	37,050	$1.30	$(42,366)	34,907	$(1.21)

Options to purchase 3,054,000, 2,390,000 and 299,000 shares of common stock at per share prices ranging from $32.50 to 574.82, $43.13 to $574.82 and $48.19 to $574.82, were outstanding at the end of 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period. Additionally, all options were excluded from the 2001 diluted earnings per share computations as the effect of their inclusion would have been anti-dilutive on the loss per share calculation.

(k) Foreign Currency - Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings. The net gain (loss) resulting from foreign currency transactions was $1,376,000, ($1,955,000) and $23,813 in 2003, 2002 and 2001, respectively.

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

(m) Impairment of Long-Lived Assets - On December 30, 2001, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was

Notes to Consolidated Financial Statements

not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changing in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

(n) Goodwill and Other Intangible Assets – Effective December 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company assessed its goodwill for impairment in the second quarter of its fiscal year. The Company completed its initial transitional assessment of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. There was no impairment of goodwill in 2003. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		January 3, 2004		December 28, 2002
	Weighted Average
	Amortization	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$36,236	14,683	28,938	8,649
Customer lists	7.0	3,700	1,711	3,700	1,183
Patents	14.0	552	86	377	63
Non-compete agreements	7.0	50	22	50	15

Total	5.32	$40,538	16,502	33,065	9,910

Amortization expense was $6,592,000, $4,482,000 and $2,191,000 for the years ended 2003, 2002 and 2001, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2004	$7,304
	2005	6,754
	2006	5,489
	2007	3,134
	2008	878

The changes in the carrying amount of goodwill for the twelve months ended January 3, 2004 are as follows:

Balance as of December 28, 2003	$45,938
Goodwill acquired during 2003	3,080
Foreign currency translation adjustment during 2003	2,555

Balance as of January 3, 2004	$51,573

Notes to Consolidated Financial Statements

The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) to exclude the effect of amortization expense in the year ended 2001 for goodwill that is no longer being amortized.

(In thousands, except per share data)

	2003	2002	2001
Reported net earnings (loss)	$42,791	48,022	(42,366)
Add back: Goodwill amortization	—	—	1,758

Adjusted net earnings (loss)	42,791	48,022	(40,608)

Basic earnings per share:
Reported net earnings (loss)	$1.21	1.36	(1.21)
Add back: Goodwill amortization	—	—	.05

Adjusted net earnings (loss)	1.21	1.36	(1.16)

Diluted earnings per share:
Reported net earnings (loss)	$1.18	1.30	(1.21)
Add back: Goodwill amortization	—	—	.05

Adjusted net earnings (loss)	1.18	1.30	(1.16)

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

(p) Concentrations – Substantially all of the Company’s cash and cash equivalents, short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses on a specific identification basis and based on historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of January 3, 2004 and December 28, 2002 was $12,056,000 and $9,502,000, respectively.

(q) Accounting for Stock Options - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this

Notes to Consolidated Financial Statements

method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings (loss) to adjusted net earnings (loss) had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended 2003, 2002 and 2001.

(In thousands, except per share data)

	2003	2002	2001
Reported net earnings (loss)	$42,791	48,022	(42,366)
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(13,392)	(16,640)	(11,172)

Adjusted net earnings (loss)	29,399	31,382	(53,538)

Basic earnings per share:
Reported net earnings (loss)	$1.21	1.36	(1.21)
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.38)	(.47)	(.32)

Adjusted net earnings (loss)	.83	.89	(1.53)

Diluted earnings per share:
Reported net earnings (loss)	$1.18	1.30	(1.21)
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.37)	(.45)	(.32)

Adjusted net earnings (loss)	.81	.85	(1.53)

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

(r) Reclassifications – Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.

(s) Accounting for Variable Interest Entities - On September 27, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of APB No. 51.” The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities’” or “VIEs”) and how to determine when and which business enterprises should consolidate the VIE (the “primary beneficiary”). In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

For the twelve-month period ended January 3, 2004, the Company consolidated the operations of Cerner Arabia Ltd (“Cerner Arabia”). Cerner Arabia is a software company located in Riyadh. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The consolidation of Cerner Arabia resulted in an increase to revenues of $580,000 and net earnings of $10,000 for the twelve-month period ended January 3, 2004.

Notes to Consolidated Financial Statements

2	Business Acquisitions

During the three years ended January 3, 2004, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition.

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

A summary of the Company’s significant purchase acquisitions for the three years ended January 3, 2004, is included in the following table (in millions, except share amounts):

Entity Name, Description of Business				Developed	Form of
Acquired, and Reason Business Acquired	Date	Consideration	Goodwill	Technology	Consideration
Fiscal 2003 Acquisition
BeyondNow Technologies (a)	9/03	$7.5	$3.0	$3.2	$7.5 cash
Home care technologies
Integrate technology into Cerner Millennium
Fiscal 2002 Acquisitions
Image Devices GmbH (a)	10/02	$15.7	$11.9	$4.4	$14.3 cash $1.4 note payable
Picture archiving and communication system software
Supplier of the image archive component for Cerner ProVision TM PACS
Zynx Health Incorporated (a) (b)	4/02	$15.0	$10.4	$3.3	$15.0 cash $8.5 software credits
Solutions and services that deliver the latest scientific knowledge and best practices
Integrate technology into Cerner Millennium
Fiscal 2001 Acquisitions
Dynamic Healthcare Technologies Clinical and diagnostic workflow for pathology, laboratory and radiology Intergrate technology into Cerner Millennium	12/01	$20.0	$9.2	$7.5	$2.3 cash $17.7 362,000 shares of common stock issued
APACHE Medical Systems (c)	7/01	$3.6	$5.0	$0.2	$3.6 cash
Clinical decision support /outcomes management systems
Integrate knowledge into Cerner Millennium

Notes to Consolidated Financial Statements

(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

	BeyondNow		Zynx Health
	Technologies	Image Devices GmbH	Incorporated
Current Assets	1,977,000	1,603,000	2,656,000
Total Assets	8,170,000	18,007,000	16,949,000
Current Liabilities	714,000	4,205,000	1,420,000
Total Liabilities	714,000	4,205,000	1,669,000

(b) The Company will not recognize revenues related to the utilization of the $8.5 million in software credits as the Company considered the exchange of software credits for Zynx content as an exchange of similar productive assets, which will be accounted for at carrying value. In the event the software credits are not utilized over the next five years, the Company will make additional cash payments of up to $7.5 million depending on the level of the credits used. These additional payments, if made, will result in additional goodwill. As of January 3, 2004, no cash payments had been made.

(c) The following goodwill amounts are deductible for tax purposes:

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

(In thousands)	2003	2002
Accounts receivable, net of allowance	$162,234	188,614
Contracts receivable	94,340	84,054

Total receivables	$256,574	272,668

Substantially all receivables are derived from sales and related support and maintenance of the Company’s clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2003 and 2002 are amounts due from healthcare providers located in foreign countries of $29,072,000 and $23,589,000, respectively. Consolidated revenues include foreign sales of $54,191,000, $36,634,000 and $22,794,000 during 2003, 2002 and 2001, respectively. Consolidated long-lived assets at the end of 2003 and 2002 include foreign long-lived assets of $4,254,000 and $1,120,000, respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based upon a specific identification basis and based on historical experience and management’s judgment. At the end of 2003 and 2002 the allowance for estimated uncollectible accounts was $12,056,000 and $9,502,000 respectively.

Notes to Consolidated Financial Statements

4	Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	2003	2002
Furniture and fixtures	$36,520	30,197
Computer and communications equipment	150,600	120,939
Marketing equipment	2,649	2,649
Shop equipment	2,902	2,902
Leasehold improvements	47,931	41,467
Capital lease equipment	13,087	2,208
Land, buildings, and improvements	104,374	59,444

	358,063	259,806
Less accumulated depreciation and amortization	153,110	125,523

Total property and equipment, net	$204,953	134,283

5	Investments

Investments consist of the following:

(In thousands)	2003	2002
Investments in available-for-sale equity securities, at cost	$12	150
Plus unrealized holding gain (loss)	—	(62)

Investment in available-for-sale equity securities, at fair value	12	88
Investments in non-marketable equity securities, at cost	680	876

Total investments, net	$692	964

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

On June 18, 2001 the Company reached an agreement with WebMD regarding certain performance metrics related to specified levels of physician usage arising out of the original license transaction between the Company and CareInsite, which had been merged into WebMD. Under the agreement, the Company received 2,000,000 shares of WebMD stock, valued at $11,580,000, in exchange for $432,000 in cash and the cancellation of various obligations due to the Company by WebMD. As a result of this agreement, the Company recognized a gain of $4,836,000, net of $2,744,000 in tax, in gain on software license settlement in the accompanying consolidated statement of operations. The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. As a result of this policy, during the second quarter of 2001, the Company recorded a write-down of its investment in WebMD from $15.00 per share to $5.79 per share. Accordingly, the Company recognized a charge to earnings of $81,419,000, net of $46,197,000 in tax.

Notes to Consolidated Financial Statements

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

The Company has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The balance of these investments at January 3, 2004 and December 28, 2002 was $680,000 and $876,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments of non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc, a non-publicly traded company.

6	Indebtedness

In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in 4 equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2004.

In June 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This new agreement provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (4% at January 3, 2004) or LIBOR (1.12% at January 3, 2004) plus 2%. The interest rate may be reduced by up to 1% if certain net worth ratios are maintained. At January 3, 2004, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 1/2% or 3/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2005.

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments

Notes to Consolidated Financial Statements

beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds will be used for capital improvements and to strengthen the Company’s cash position. The note agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at January 3, 2004.

The Company also has capital lease obligations amounting to $9,732,000, payable over the next five years.

The aggregate maturities for the Company’s long-term debt, including capital lease obligations, is as follows (in thousands):

2004	$21,162
2005	21,358
2006	28,246
2007	15,004
2008	14,295
2009 and thereafter	45,667

$145,732

The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $147,072,000 and $149,023,000 at January 3, 2004 and December 28, 2002, respectively.

7	Interest Income and Expense

A summary of interest income and expense is as follows:

(In thousands)	2003	2002	2001
Interest income	$1,219	1,080	2,896
Interest expense	(8,236)	(6,635)	(7,321)

Interest expense, net	$(7,017)	(5,555)	(4,425)

8	Stock Options, Warrants and Equity

At the end of 2003 and 2002, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

At January 3, 2004, the Company had four fixed stock option plans. Under Stock Option Plan C, the Company is authorized to grant to associates options to purchase up to 645,000 shares of common stock through May 18, 2003. The options are exercisable at the fair market value on the date of grant for a period determined by the Board of Directors (not more than ten years from the date granted). The options contain restrictions as to transferability and exercisability after termination of employment. The Company has committed not to issue any more stock options under Stock Option Plan C.

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

Notes to Consolidated Financial Statements

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

The Company has also granted 854,085 other non-qualified stock options under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years. The Company recognized expenses related to the non-qualified stock options of $34,000, $90,000 and $215,000 for 2003, 2002 and 2001, respectively.

A combined summary of the status of the Company’s five fixed stock option plans and other stock options at the end of 2003, 2002, and 2001, and changes during these years ended is presented below:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	Of	exercise	Of	exercise	of	exercise
Fixed options	Shares	price	Shares	price	shares	price
Outstanding at beginning of year	8,080,864	$31.28	7,244,224	$28.79	6,300,265	$22.50
Granted	951,917	26.43	1,501,729	43.50	1,483,998	47.37
Exercised	(324,622)	20.70	(167,092)	19.40	(235,942)	17.46
Forfeited	(564,545)	41.16	(497,997)	36.17	(304,097)	26.04

Outstanding at end of year	8,143,614	$30.37	8,080,864	$31.28	7,244,224	$28.79

Options exercisable at year-end	3,239,586	$26.89	2,512,357	$24.94	1,825,150	$24.29

The following table summarizes information about fixed and other stock options outstanding at January 3, 2004.

Options outstanding					Options exercisable
Range of	Number	Weighted-average			Number
Exercise	outstanding	remaining		Weighted-average	exercisable	Weighted-average
Prices	at 1/3/04	contractual life		exercise price	at 1/3/04	exercise price
$ 9.59-20.50	2,037,896	13.14	years	$15.91	1,177,399	$16.12
20.56-27.00	2,145,162	8.43		23.41	816,440	23.66
27.25-43.29	2,181,599	9.11		35.66	943,047	34.48
43.31-273.72	1,778,957	6.86		48.84	302,70	53.77

9.59-273.72	8,143,614	9.45		30.37	3,239,586	26.89

Notes to Consolidated Financial Statements

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $15.34, $25.80 and $25.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected years until exercise	4.7	4.7	4.7
Risk-free interest rate	3.8%	3.4%	4.5%
Expected stock volatility	71.2%	68.7%	71.3%
Expected dividend yield	0%	0%	0%

9	Associate Stock Purchase Plan

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

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s contribution. The Company’s expense for the plan amounted to $5,325,000, $4,347,000 and $3,269,000 for 2003, 2002 and 2001, respectively.

The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year. Only participants in the Plan are eligible to receive the discretionary match contribution. For the years ended 2002 and 2001, the Company expensed $5,345,000 and $3,688,000 for discretionary distributions, respectively. There were no discretionary distributions for 2003.

11	Income Taxes

Income tax expense (benefit) for the years ended 2003, 2002 and 2001, consists of the following:

(In thousands)	2003	2002	2001
Current:
Federal	$6,439	49,384	20,129
State	1,790	5,699	2,862
Foreign	(4,484)	(1,262)	(740)

Total current	3,745	53,821	22,251

Deferred:
Federal	22,409	(21,676)	(41,307)
State	2,806	(1,245)	(1,451)
Foreign	(529)	431	(441)

Total deferred	24,686	(22,490)	(43,199)

Total income tax expense (benefit)	$28,431	31,331	(20,948)

Notes to Consolidated Financial Statements

Income tax benefit attributable to the cumulative effect of a change in accounting principle for goodwill was $486,000 in 2002. Income tax expense (benefit) allocated to stockholders’ equity for unrealized holding gains (losses) on available-for-sale equity securities was $14,000, ($6,824,000) and $39,846,000 for the years ended 2003, 2002 and 2001, respectively.

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2003 and 2002 relate to the following:

(In thousands)	2003	2002
Deferred Tax Assets
Accrued expenses	$9,920	8,854
Separate return net operating losses	10,442	14,236
Other	5,024	6,729

Total deferred tax assets	25,386	29,819

Deferred Tax Liabilities
Software development costs	(55,291)	(47,594)
Contract and service revenues and costs	(25,096)	(21,915)
Depreciation and amortization	(14,279)	(8,497)
Other	(5,806)	(2,214)

Total deferred tax liabilities	(100,472)	(80,220)

Net deferred tax liability	$(75,086)	(50,401)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences. At January 3, 2004, the Company has net operating loss carryforwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $27.3 million which are available to offset future Federal taxable income, if any, through 2014.

The effective income tax rates for 2003, 2002, and 2001 were 40%, 39%, and 33%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

(In thousands)	2003	2002	2001
Tax expense (benefit) at statutory rates	$24,928	27,774	(22,160)
State income tax, net of federal benefit	2,315	2,579	43
Goodwill	793	364	705
Other, net	395	614	464

Total income tax expense (benefit)	$28,431	31,331	(20,948)

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2003, 2002, and 2001 benefits of $1,876,000, $1,561,000, and $2,328,000, respectively, are treated as increases to additional paid-in capital.

12	Related Party Transactions

The Company has made loans, to the Company’s senior management under the terms of the Executive Stock Purchase Program (“Program”). The purpose of the Program is to advance the interests of the Company, the Company’s senior management, and the Company’s shareholders by offering the Company’s senior management an incentive to purchase shares of the Company’s

Notes to Consolidated Financial Statements

stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are secured by the purchased shares and any pledged shares. The balance of these loans, including accrued interest, at January 3, 2004 and December 28, 2002 was $1,710,000 and $2,293,000, respectively. Loans to the Company’s senior executives are no longer permitted under this program.

The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2003 and 2002, respectively, the Company paid an aggregate of $839,055 and $543,000 for the rental of the airplane. The airplane is used principally by Mr. Patterson, Mr. Black and Mr. Devanny to make client visits.

On July 1, 2001, the Company completed its purchase of certain assets and certain liabilities for cash of APACHE Medical Systems, Inc., a Delaware corporation (“APACHE”), as further described in note 2, Business Acquisitions. One of the Company’s directors, Gerald E. Bisbee, Jr., Ph.D., was at the time Chairman of the Board and a shareholder of APACHE.

13	Commitments

The Company leases space to unrelated parties in its North Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $145,000, $87,000 and $183,000 in 2003, 2002 and 2001, respectively.

The Company is committed under operating leases for office space through May 2013. Rent expense for office and warehouse space for the Company’s regional and global offices for 2003, 2002 and 2001 was $5,345,000, $5,175,000 and $2,718,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Aggregate
Minimum
future
Years	payments
2004	$11,320
2005	6,121
2006	4,184
2007	3,085
2008	2,659
2009 and thereafter	6,872

14	Segment Reporting

Statement of Financial Accounting Standards No. 131 , “Disclosures about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major clients. In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global. The Company has not presented comparable information for prior periods as the necessary information is not available and the cost to develop it would be excessive.

Notes to Consolidated Financial Statements

Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and Depreciation that have not been allocated to the operating segments. The Company does not track assets by geographical business segment.

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the year ended January 3, 2004:

	Operating Segments
	Great	Mid-	North	South-
2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$153,949	$160,633	$149,585	$145,312	$161,840	$54,191	$14,077	$839,587

Cost of revenues	36,910	35,447	37,520	40,784	28,321	13,450	1,858	194,290
Operating expenses	24,897	24,815	26,788	29,454	28,223	35,814	397,209	567,200

Total costs and expenses	61,807	60,262	64,308	70,238	56,544	49,264	399,067	761,490

Operating earnings	$92,142	$100,371	$85,277	$75,074	$105,296	$4,927	$(384,990)	$78,097

Notes to Consolidated Financial Statements

15	Quarterly Results (unaudited)

Selected quarterly financial data for 2003 and 2002 is set forth below:

		Earnings
		before income taxes
		and cumulative		Basic	Diluted
		effect of a change in	Net	earnings	earnings
(In thousands, except per share data)	Revenues	accounting principle	earnings	per share	per share
2003 quarterly results:
March 29	$198,191	9,418	5,593	.16	.15
June 29	207,695	14,871	8,943	.25	.25
September 27	206,292	20,046	12,047	.34	.33
January 3	227,409	26,887	16,208	.46	.44

Total	$839,587	71,222	42,791

2002 quarterly results:
March 30	$181,422	17,171	10,404	.29	.28
June 29 (1)	186,824	23,828	14,692	.41	.39
September 28	196,989	22,716	13,768	.39	.37
December 28 (2) (3)	215,027	16,910	9,158	.28	.27

Total	$780,262	80,625	48,022

(1)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $2.9 million (net of tax) increase in net earnings and increase to diluted earnings per share of $.08 for the second quarter and for 2002.

(2)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $.5 million (net of tax) increase in net earnings and an increase to diluted earnings per share of $.01 for the fourth quarter and for 2002.

(3)	Includes a charge on the impairment of investments. The impact of this charge is a $6.3 million (net of tax) decrease in net earnings and a decrease to diluted earnings per share of ($.17) for the fourth quarter and for 2002.

Cerner Corporation Valuation and Qualifying Accounts	Schedule II

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period
For Year Ended December 29, 2001

Doubtful Accounts and Sale Allowances	$5,999,000	$800,000	$365,000	$(284,000)	$6,880,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period
For Year Ended December 28, 2002

Doubtful Accounts and Sale Allowances	$6,880,000	$2,816,000	$597,000	$(791,000)	$9,502,000

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period
For Year Ended January 3, 2004

Doubtful Accounts and Sale Allowances	$9,502,000	$6,017,000	$1,331,000	$(4,794,000)	$12,056,000

Independent Auditors’ Report
on Financial Statement Schedule

The Board of Directors and Stockholders
Cerner Corporation:

Under date of February 3, 2004, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 3, 2004. These consolidated financial statements and our report thereon are included in the Company’s annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Cerner Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on December 30, 2001.

Kansas City, Missouri
February 3, 2004