Form 10-Q
period 2004-04-03
CERNER CORP /MO/
filed 2004-05-13
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes (X)           No (   )

     There were 35,768,658 shares of Common Stock, $.01 par value, outstanding at April 3, 2004.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

     Part I. Financial Information

     Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	January 3,
	2004	2004
(In thousands)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$141,528	$121,839
Receivables	259,065	256,574
Inventory	11,885	12,434
Prepaid expenses and other	33,379	38,132

Total current assets	445,857	428,979
Property and equipment, net	211,408	204,953
Software development costs, net	145,633	141,090
Goodwill, net	52,855	51,573
Intangible assets, net	22,375	24,036
Investments	664	692
Other assets	5,447	8,017

	$884,239	$859,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,385	$20,753
Current installments of long-term debt	23,532	21,162
Deferred revenue	63,241	64,879
Deferred income taxes	15,555	15,586
Accrued payroll and tax withholdings	46,920	45,004
Other accrued expenses	12,629	10,095

Total current liabilities	176,262	177,479
Long-term debt	130,534	124,570
Deferred income taxes	61,158	59,500
Deferred revenue	1,945	1,945
Minority owners’ equity interest in subsidiary	1,166	1,166
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,371,437 shares issued at April 3, 2004 and 37,057,364 issued in 2003	374	371
Additional paid-in capital	241,432	236,969
Retained earnings	293,492	279,363
Treasury stock, at cost (1,502,999 shares in 2004 and 2003)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,669	4,770

Total stockholders’ equity	513,174	494,680

	$884,239	$859,340

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	April 3,	March 29,
(In thousands, except per share data)	2004	2003
Revenues:
System sales	$84,512	$78,594
Support, maintenance and services	127,069	112,932
Reimbursed travel	7,146	6,665

Total revenues	218,727	198,191

Costs and expenses:
Cost of revenues	46,673	48,252
Sales and client service	92,842	88,091
Software development	42,554	37,458
General and administrative	14,145	13,142

Total costs and expenses	196,214	186,943

Operating earnings	22,513	11,248
Other income (expense):
Interest expense, net	(2,115)	(1,846)
Other income	3,014	16

Total other, net	899	(1,830)

Earnings before income taxes	23,412	9,418
Income taxes	(9,283)	(3,825)

Net earnings	14,129	5,593

Basic earnings per share	$.40	$.16
Basic weighted average shares outstanding	35,661	35,559
Diluted earnings per share	$.38	.15
Diluted weighted average shares outstanding	37,222	36,710

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(In thousands)	April 3, 2004	March 29, 2003
Cash flows from operating activities:
Net earnings	$14,129	$5,593
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,287	16,390
Gain on sale of business	(3,023)	—
Non-employee stock option compensation expense	—	23
Provision for deferred income taxes	1,687	56
Changes in assets and liabilities, net of business sold:
Receivables, net	(3,349)	22,056
Inventory	549	140
Prepaid expenses and other	(2,771)	(975)
Accounts payable	(4,905)	(14,380)
Accrued income taxes	4,561	1,620
Deferred revenue	(790)	900
Other accrued liabilities	3,325	(9,517)

Total adjustments	16,571	16,313

Net cash provided by operating activities	30,700	21,906

Cash flows from investing activities:
Purchase of capital equipment	(7,618)	(4,674)
Purchase of land, buildings and improvements	(6,763)	(9,648)
Acquisition of business, net of cash acquired	(222)	—
Proceeds from the sale of business	12,000	—
Repayment of notes receivable	1,115	100
Capitalized software development costs	(15,226)	(14,241)

Net cash used in investing activities	(16,714)	(28,463)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,859	—
Repayment of long-term debt	(832)	(1,251)
Proceeds from exercise of options	4,669	1,050
Associate stock purchase plan discounts	(203)	(189)

Net cash provided by (used in) financing activities	5,493	(390)

Effect of exchange rate changes on cash	210	(557)

Net increase (decrease) in cash and cash equivalents	19,689	(7,504)
Cash and cash equivalents at beginning of period	121,839	142,543

Cash and cash equivalents at end of period	$141,528	$135,039

Supplemental disclosures of cash flow information:
Noncash financing activities
Issuance of note payable for unused software credits	$7,500	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three month period are not necessarily indicative of the operating results for the entire year.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. For the three months ended April 3, 2004 and March 29, 2003, total Comprehensive Income, which includes net earnings and foreign currency translation adjustments amounted to $14,028,000 and $5,131,000, respectively.

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

The Company began consolidating the operations of Cerner Arabia Ltd (“Cerner Arabia”) in September 2003. Cerner Arabia is a software company located in Riyadh, Saudi Arabia. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The consolidation of Cerner Arabia resulted in an increase to revenues of $317,000 and a decrease in net earnings of $64,000 for the three-month period ended April 3, 2004.

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

	Three months ended			Three months ended
	April 3, 2004			March 29, 2003
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$14,129	35,661	$.40	$5,593	35,559	$.16
Effect of dilutive securities
Stock options	—	1,561		—	1,151
Diluted earnings per share

Income available to common stockholders including assumed conversions	$14,129	37,222	$.38	$5,593	36,710	$.15

Options to purchase 2,252,000 and 3,123,000 shares of common stock at per share prices ranging from $43.13 to $273.72 and $34.79 to $574.82 were outstanding at the three-months ended April 3, 2004 and March 29, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3)	Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months ended April 3, 2004 and March 29, 2003.

(In thousands, except per share data)

	Three months ended
	April 3,	March 29,
	2004	2003
Reported net earnings	$14,129	5,593
Less: stock-based compensation expense determined under fair-value-based method for all awards	(1,906)	(3,547)

Pro-forma net earnings	12,223	2,046

Basic earnings per share:
Reported net earnings	$.40	.16
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.06)	(.10)

Pro-forma net earnings	.34	.06

Diluted earnings per share:
Reported net earnings	$.38	.15
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.05)	(.10)

Pro-forma net earnings	.33	.05

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

(4)	Business Divestiture

On March 15, 2004 the Company sold the referential content portion of Zynx Health Incorporated (Zynx) for $12 million. The Company retained the life sciences portion of the business, which is engaged in selling life sciences data to pharmaceutical companies for use in research, and the Company retained rights to use the Zynx content in its solutions going forward. The sale of Zynx resulted in a gain of $1,826,000, net of $1,197,000 of tax.

(5)	Receivables

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

(In thousands)

	April 3,	January 3,
	2004	2004

Accounts receivable	$162,305	162,234
Contracts receivable	96,760	94,340

Total receivables	$259,065	256,574

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At April 3, 2004 and January 3, 2004 the allowance for estimated uncollectible accounts was $12,648,000 and $12,056,000, respectively.

(6)	Goodwill and Other Intangible Assets

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		April 3, 2004		January 3, 2004
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$35,561	15,553	36,236	14,683
Customer lists	7.0	3,700	1,843	3,700	1,711
Patents	14.0	552	91	552	86
Non-compete agreements	7.0	75	25	50	22

Total	5.32	$39,888	17,513	40,538	16,502

Aggregate amortization expense for the three months ended April 3, 2004 and March 29, 2003 was $2,261,000 and $3,018,000 respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining nine months:	2004	$5,312
For year ended:	2005	6,572
	2006	5,307
	2007	3,402
	2008	1,347

The changes in the carrying amount of goodwill for the three months ended April 3, 2004 are as follows:

Balance as of January 3, 2004	$51,573
Goodwill acquired during the three months ended April 3, 2004	8,104
Goodwill divested during the three months ended April 3, 2004	(6,513)
Foreign currency translation adjustment at April 3, 2004	(309)

Balance as of April 3, 2004	$52,855

(7)	Contingencies

As previously disclosed, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it and five of its officers in the United States District Court for the Western District of Missouri. Subsequently, five additional shareholder class action lawsuits were filed against the Company. All of these lawsuits were filed after a decline in the Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

On August 20, 2003, the Court ordered that all of the lawsuits be consolidated under Case No. 03-CV-00296-DW and appointed Phil Crabtree as Lead Plaintiff. On December 1, 2003, the Lead Plaintiff filed a Consolidated Class Action Complaint. In general, the consolidated complaint alleges that, during a class period commencing as of July 17, 2002 and ending April 2, 2003, the Company and individual named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company believes that all the claims asserted in the Consolidated Amended Complaint are without merit and intends to vigorously defend those claims.

On February 9, 2004, the Company and the individual defendants filed a Motion to Dismiss the consolidated Complaint. The parties have completed briefing the legal issues presented by the Motion to Dismiss. The Company does not know when the District Court will decide the Motion or what the ruling may be. However, no discovery in the litigation will commence until the District Court rules on the Motion to Dismiss and, if the Motion is denied, the Company and the individual defendants have filed their Answers to the Consolidated Amended Complaint.

(8)	Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major clients. In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended April 3, 2004 and March 29, 2003:

	Operating Segments
	Great	Mid-	North	South-
Three months ended April 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$37,324	$49,277	$45,774	$33,445	$36,669	$14,190	$2,048	$218,727

Cost of revenues	8,256	8,814	10,029	8,032	7,602	1,877	2,063	46,673
Operating expenses	7,209	7,054	7,732	8,231	8,177	10,173	100,965	149,541

Total costs and expenses	15,465	15,868	17,761	16,263	15,779	12,050	103,028	196,214

Operating earnings/(loss)	$21,859	$33,409	$28,013	$17,182	$20,890	$2,140	$(100,980)	$22,513

	Operating Segments
	Great	Mid-	North	South-
Three months ended March 29, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$43,238	$30,536	$42,363	$36,657	$33,263	$10,499	$1,635	$198,191

Cost of revenues	11,892	6,981	8,733	10,347	6,494	3,949	(144)	48,252
Operating expenses	7,015	6,838	7,060	7,815	7,510	5,915	96,538	138,691

Total costs and expenses	18,907	13,819	15,793	18,162	14,004	9,864	96,394	186,943

Operating earnings/(loss)	$24,331	$16,717	$26,570	$18,495	$19,259	$635	$(94,759)	$11,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. The Company derives revenue by selling, implementing and supporting software solutions and hardware that gives healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by its clients or in the Company’s data center via a managed services model.

Results Overview

The Company had a solid start to 2004. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were $216,351,000 in the first quarter of 2004, an increase of 43% compared to $151,200,000 in the first quarter 2003. The Company’s strong level of bookings drove a 35% year-over-year increase in contract backlog, which reflects contract bookings that have not yet been recognized as revenue, and ended the first quarter at $1,000,835,000. Total revenues in the first quarter of 2004 were $218,727,000, an increase of 10% compared to the first quarter of 2003. Similar to what the Company experienced in 2003, backlog continues to grow faster than revenue as the Company continued to see a higher mix of managed service and subscription bookings, which are recognized as revenue over a longer period of time than other types of bookings such as software and hardware. For all of 2003 and the first quarter of 2004, managed service and subscription bookings represented more than 20% of total bookings compared to approximately 15% in 2002. The Company views this mix shift favorably because it improves the visibility of future revenue streams.

Net earnings for the year increased from $5,593,000 in the first quarter for 2003 to $14,129,000 in the first quarter of 2004. Net earnings for the first quarter of 2004 include a gain on the sale of Zynx Health Incorporated of $1,826,000, net of $1,197,000 of tax. This increase was driven largely by higher operating margins and the higher level of bookings in the first quarter of 2004 compared to the first quarter of 2003. Operating margins were 10.3%, which is a 4.6% increase over the prior year. Going forward, management believes the Company can expand operating margins from current levels by expanding margins on services, leveraging investments in research and development, and controlling sales, general and administrative spending.

Operationally, the Company had an exceptional first quarter in 2004. The Company brought 187 Cerner Millennium solutions live in the first quarter of 2004, bringing the cumulative number of solutions implemented to more than 2,800 at more than 600 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In the first quarter of 2004, the Company generated $30,700,000 of cash flow from operations, with days sales outstanding decreasing from 115 days at the end of the first quarter of 2003 to 108 days at the end of the first quarter of 2004. This strong performance was driven by continued improvements in delivering value to clients, which the Company believes makes it easier to obtain better payment terms in the Company’s contracts.

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

There have also been several notable developments in the political and regulatory environments that bode well for the healthcare information technology industry. The Centers for Medicare and Medicaid Services (CMS) have finalized their approach for quality reporting, establishing new incentives for healthcare organizations to provide more robust data. The push for “pay-for-performance” is gaining momentum in the public and private sectors alike. And recently, the President’s Information Technology Advisory Committee or (PITAC) issued draft recommendations to accelerate the adoption of healthcare IT, including most notably a call for the development of a single set of standards for electronic health records.

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

Results of Operations

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

The Company’s revenues increased 10% to $218,727,000 for the three-month period ended April 3, 2004 from $198,191,000 for the three-month period ended March 29, 2003. Net earnings increased 153% to $14,129,000 in the 2004 period from $5,593,000 for the 2003 period. Net earnings for the three months ended April 3, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of $1,197,000 of tax.

System sales revenues increased 8% to $84,512,000 for the three-month period ended April 3, 2004 from $78,594,000 for the corresponding period in 2003. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. This increase is due primarily to an increase in new business bookings in the first quarter 2004 period compared to the first quarter of 2003.

Support, maintenance and service revenues increased 13% to $127,069,000 during the first quarter of 2004 from $112,932,000 during the same period in 2003. This increase was driven by strong performance in delivering Cerner Millennium solutions to clients. Included in support, maintenance and service revenues are support and maintenance of software and hardware, and professional services excluding installation. Support and maintenance revenues were $57,845,000 and $48,031,000 for the first quarter of 2004 and 2003, respectively. Service revenues were $69,224,000 and $64,901,000 for the first quarter of 2004 and 2003, respectively.

At April 3, 2004, the Company had $1,000,835,000 in contract backlog and $318,526,000 in support and maintenance backlog, compared to $740,438,000 in contract backlog and $284,328,000 in support and maintenance backlog at March 29, 2003.

The cost of revenue was 21% and 24% of total revenues in the first quarter of 2004 and 2003, respectively. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and client service expenses as a percent of total revenues were 42% and 44% in the first quarter of 2004 and 2003, respectively. Sales and client service expense include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $92,842,000 in the first quarter of 2004 from $88,091,000 in the same period of 2003 was primarily attributable to an increase in personnel expense. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2004 and 2003 were $47,097,000 and $43,061,000, respectively. These amounts exclude amortization. Capitalized software costs were $15,226,000 and $14,241,000 for the first quarter of 2004 and 2003, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions.

General and administrative expenses as a percent of total revenues were 6% and 7% in the first quarter of 2004 and 2003, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the first quarter of 2004 and 2003 were $14,145,000 and $13,142,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $2,115,000 in the first quarter of 2004 compared to $1,846,000 in the first quarter of 2003. This increase is due primarily to the purchase of equipment through capital leases.

Other income was $3,014,000 in the first quarter of 2004 compared to $16,000 in the first quarter of 2003. This increase is due to the gain on the sale of Zynx Health Incorporated.

Operations by Segment

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

The following table presents a summary of the operating information for the three months ended March 29, 2003 and April 3, 2004:

	Operating Segments

	Great	Mid-	North	South-
Three months ended April 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$37,324	$49,277	$45,774	$33,445	$36,669	$14,190	$2,048	$218,727

Cost of revenues	8,256	8,814	10,029	8,032	7,602	1,877	2,063	46,673
Operating expenses	7,209	7,054	7,732	8,231	8,177	10,173	100,965	149,541

Total costs and expenses	15,465	15,868	17,761	16,263	15,779	12,050	103,028	196,214

Operating earnings/(loss)	$21,859	$33,409	$28,013	$17,182	$20,890	$2,140	$(100,980)	$22,513

	Operating Segments

	Great	Mid-	North	South-
Three months ended March 29, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$43,238	$30,536	$42,363	$36,657	$33,263	$10,499	$1,635	$198,191

Cost of revenues	11,892	6,981	8,733	10,347	6,494	3,949	(144)	48,252
Operating expenses	7,015	6,838	7,060	7,815	7,510	5,915	96,538	138,691

Total costs and expenses	18,907	13,819	15,793	18,162	14,004	9,864	96,394	186,943

Operating earnings/(loss)	$24,331	$16,717	$26,570	$18,495	$19,259	$635	$(94,759)	$11,248

Operating earnings in the Great Lakes segment decreased 10% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. Total revenues decreased 14% in the first quarter of 2004 compared to the first quarter of 2003. System sales revenue for the three month period ended April 3, 2004 decreased 26% while support and maintenance revenues increased 25% compared to the three month period ended March 29, 2003. Cost of revenues were 22% and 27% of total revenues of the Great Lakes segment for the first quarter of 2004 and the first quarter of 2003, respectively. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 100% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. Total revenues increased 61% in the first quarter 2004 compared to the first quarter of 2003. System sales revenue increased 77% in the 2004 period compared to the 2003 period, due primarily to an increase in new business bookings of 144%. Cost of revenues were 18% and 23% of total Mid-America segment revenues for the first quarter of 2004 and the first quarter of 2003, respectively. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the North Atlantic segment increased 5% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. Total revenues increased 8% in the first quarter of 2004 compared to the first quarter of 2003, due to an increase in system sales revenue of 10%. Cost of revenues were 22% and 21% of total North Atlantic segment revenues for the first quarter of 2004 and the first quarter of 2003, respectively. Operating expenses increased 10% in the first quarter of 2004 compared to 2003, due primarily to an increase in personnel related expense.

Operating earnings in the Southeast segment decreased 7% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. Total revenues decreased 9% in the first quarter of 2004 compared to the first quarter of 2003. System sales revenue decreased 22% and support and maintenance revenues increased 25% in the first quarter of 2004 compared to the first quarter of 2003, Cost of revenues were 24% and 28% of total Southeast segment revenues for the first quarter of 2004 and the first quarter of 2003, respectively. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the West segment increased 8% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. Total revenues increased 10% in the first quarter of 2004 compared to the first quarter of 2004. System sales revenues decreased 3% and support and maintenance revenues increased 29% in the first quarter of 2004 compared to the first quarter of 2003.

Cost of revenues were 20% of total West segment revenues for the first quarter of 2004 and 2003. Operating expenses increased 9% in the first quarter of 2004 compared to the first quarter of 2003, due primarily to an increase in personnel related expense.

Operating earnings in the Global segment increased 237% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. System sales revenue increased 43% in the first quarter of 2004 compared to the first quarter of 2003, due primarily to an increase in new business bookings of 281%. Operating expenses increased 72% in the first three months of 2004 compared to the first three months of 2003. This increase is due primarily to an increased presence in the global market.

Operating losses in Other increased 7% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003. This increase is due to an increase in operating expenses of 5% in first quarter of 2004 compared to the first quarter of 2003. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the first three months of 2004 compared to the first three months of 2003.

Capital Resources and Liquidity

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At April 3, 2004 the Company had cash and cash equivalents of $141,528,000 and working capital of $269,595,000.

The Company generated cash of $30,700,000 and $21,906,000 from operations for the three months ended April 3, 2004 and March 29, 2003, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first quarter of 2004 and 2003, the Company received total client cash collections of $218,204,000 and $224,901,000, respectively, of which 6.6% and 4.0% were received from third party client financing arrangements and non-recourse payment assignments.

Cash used in investing activities consisted primarily of capitalized software development costs of $15,226,000 and $14,241,000 and purchases of capital equipment, land and buildings of $14,381,000 and $14,322,000 in for the three months ended April 3, 2004 and March 29, 2003, respectively. The Company completed the sale of Zynx Healthcare, Incorporated in the first quarter of 2004 for $12,000,000.

The Company’s financing activities for the first three months consisted primarily of the proceeds from the exercise of stock options of $4,669,000.

The Company believes that its present cash position, together with cash generated from operations and if necessary the line of credit, will be sufficient to meet anticipated cash requirements during 2004. The Company has $90,000,000 of long-term, revolving credit from banks. At April 3, 2004 the Company had no outstanding borrowings under the agreement.

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

Market Risks - The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value at a new cost basis, and the amount of the write-down is included in earnings.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at April 3, 2004 and January 3, 2004 was $655,000 and $680,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

At April 3, 2004, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $142 million, with an overall average return of approximately 1.56% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4% at April 3, 2004) or LIBOR (1.14% at April 3, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Global operations are subject to inherent risks, and the Company’s future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing foreign operations;

•	The impact of economic conditions outside the United States;

•	Unexpected changes in regulatory requirements;

•	Certification or regulatory requirements;

•	Reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences;

•	Different or additional functionality requirements;

•	Trade protection measures and other regulatory requirements;

•	Service provider and government spending patterns;

•	Natural disasters, war or terrorist acts;

•	Poor selection of a partner in a country; and

•	Political conditions which may impact sales or threaten the safety of associates or the continued presence of the Company in these countries.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4% at April 3, 2004) or LIBOR (1.14% at April 3, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date’). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 3, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

c)	Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Part II. Other Information

Item 1. Legal Proceedings

As previously disclosed, the Company received notice in April 2003 that three shareholder class action lawsuits were filed against it and five of its officers in the United States District Court for the Western District of Missouri. Subsequently, five additional shareholder class action lawsuits were filed against the Company. All of these lawsuits were filed after a decline in the Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003.

On August 20, 2003, the Court ordered that all of the lawsuits be consolidated under Case No. 03-CV-00296-DW and appointed Phil Crabtree as Lead Plaintiff. On December 1, 2003, the Lead Plaintiff filed a Consolidated Class Action Complaint. In general, the consolidated complaint alleges that, during a class period commencing as of July 17, 2002 and ending April 2, 2003, the Company and individual named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company believes that all the claims asserted in the Consolidated Amended Complaint are without merit and intends to vigorously defend those claims.

On February 9, 2004, the Company and the individual defendants filed a Motion to Dismiss the consolidated Complaint. The parties have completed briefing the legal issues presented by the Motion to Dismiss. The Company does not know when the District Court will decide the Motion or what the ruling may be. However, no discovery in the litigation will commence until the District Court rules on the Motion to Dismiss and, if the Motion is denied, the Company and the individual defendants have filed their Answers to the Consolidated Amended Complaint.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K filed with respect to Item 9 on April 21, 2004, which contained the text of the Press Release issued that same date announcing earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

May 13, 2004	By:	/s/ Marc G. Naughton

Date		Marc G. Naughton
Chief Financial Officer