Form 10-Q
period 2004-07-03
CERNER CORP /MO/
filed 2004-08-12
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes (X)       No (   )

     There were 36,092,714 shares of Common Stock, $.01 par value, outstanding at July 3, 2004.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	January 3,
	2004	2004
(In thousands)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$137,224	$121,839
Receivables	258,744	256,574
Inventory	10,473	12,434
Prepaid expenses and other	35,212	38,132

Total current assets	441,653	428,979
Property and equipment, net	217,655	204,953
Software development costs, net	150,242	141,090
Goodwill, net	52,831	51,573
Intangible assets, net	22,189	24,036
Investments	410	692
Other assets	6,662	8,017

	$891,642	$859,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,198	$20,753
Current installments of long-term debt	24,715	21,162
Deferred revenue	62,614	64,879
Deferred income taxes	15,521	15,586
Accrued payroll and tax withholdings	45,811	45,004
Other accrued expenses	12,281	10,095

Total current liabilities	181,140	177,479
Long-term debt	111,095	124,570
Deferred income taxes	62,852	59,500
Deferred revenue	1,551	1,945
Minority owners’ equity interest in subsidiary	1,166	1,166
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,595,713 shares issued at July 3, 2004 and 37,057,364 issued in 2003	376	371
Additional paid-in capital	248,387	236,969
Retained earnings	307,806	279,363
Treasury stock, at cost (1,502,999 shares in 2004 and 2003)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,062	4,770

Total stockholders’ equity	533,838	494,680

	$891,642	$859,340

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands, except per share data)	2004	2003	2004	2003
Revenues:
System sales	$84,853	$82,742	$169,365	$161,336
Support, maintenance and services	133,949	116,240	261,018	229,172
Reimbursed travel	9,588	8,713	16,734	15,378

Total revenues	228,390	207,695	447,117	405,886

Costs and expenses:
Cost of revenues	50,564	53,096	97,237	101,348
Sales and client service	94,232	86,646	187,074	174,737
Software development	42,769	38,457	85,323	75,915
General and administrative	14,919	13,149	29,064	26,291

Total costs and expenses	202,484	191,348	398,698	378,291

Operating earnings	25,906	16,347	48,419	27,595
Other income (expense):
Interest expense, net	(1,792)	(1,603)	(3,907)	(3,449)
Other income	(174)	127	2,840	143

Total other, net	(1,966)	(1,476)	(1,067)	(3,306)

Earnings before income taxes	23,940	14,871	47,352	24,289
Income taxes	(9,626)	(5,928)	(18,909)	(9,753)

Net earnings	14,314	8,943	28,443	14,536

Basic earnings per share	$.40	$.25	$.79	$.41
Basic weighted average shares outstanding	36,044	35,395	35,799	35,476
Diluted earnings per share	$.38	.25	.76	.40
Diluted weighted average shares outstanding	37,510	35,731	37,306	36,215

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(In thousands)	July 3, 2004	June 28, 2003
Cash flows from operating activities:
Net earnings	$28,443	$14,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,963	32,966
Gain on sale of business	(3,023)	—
Non-employee stock option compensation expense	—	23
Provision for deferred income taxes	3,347	4,215
Changes in assets and liabilities, net of business sold:
Receivables, net	(3,028)	17,033
Inventory	823	490
Prepaid expenses and other	(10,732)	(1,759)
Accounts payable	(123)	(13,853)
Accrued income taxes	8,952	851
Deferred revenue	(1,811)	9,568
Other accrued liabilities	1,595	(5,535)

Total adjustments	38,963	43,999

Net cash provided by operating activities	67,406	58,535

Cash flows from investing activities:
Purchase of capital equipment	(17,738)	(11,344)
Purchase of land, buildings and improvements	(9,191)	(22,586)
Acquisition of business, net of cash acquired	(238)	—
Proceeds from the sale of business	12,000	—
Repayment of notes receivable	1,943	215
Capitalized software development costs	(30,381)	(28,749)

Net cash used in investing activities	(43,605)	(62,464)

Cash flows from financing activities:
Repayment of long-term debt	(19,528)	(14,015)
Purchase of treasury stock	—	(5,930)
Proceeds from exercise of options	11,775	1,347
Associate stock purchase plan discounts	(352)	(248)

Net cash used in financing activities	(8,105)	(18,846)

Effect of exchange rate changes on cash	(311)	1,270

Net increase (decrease) in cash and cash equivalents	15,385	(21,505)
Cash and cash equivalents at beginning of period	121,839	142,543

Cash and cash equivalents at end of period	$137,224	$121,038

Supplemental disclosures of cash flow information:
Noncash financing activities
Issuance of note payable for unused software credits	$7,500	—
Acquisition of equipment through capital leases	$3,323	—

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Statement Presentation & Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three and six-month periods are not necessarily indicative of the operating results for the entire year.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings and foreign currency translation adjustments amounted to $13,707,000 and $12,038,000 for the three months July 3, 2004 and June 28, 2003 and $27,735,000 and $17,169,000 for the six months ended July 3, 2004 and June 28, 2003, respectively.

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

The Company began consolidating the operations of Cerner Arabia Ltd (“Cerner Arabia”) in September 2003. Cerner Arabia is a software company located in Riyadh, Saudi Arabia. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The consolidation of Cerner Arabia resulted in an increase to revenues of $497,000 and $814,000 and an increase in net earnings of $191,000 and $127,000 for the three and six months ended July 3, 2004, respectively.

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

	Three months ended			Three months ended
	July 3, 2004			June 28, 2003
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$14,314	36,044	$.40	$8,943	35,395	$.25
Effect of dilutive securities
Stock options	—	1,466		—	336
Diluted earnings per share

Income available to common stockholders including Assumed conversions	$14,314	37,510	$.38	$8,943	35,731	$.25

     Options to purchase 2,190,000 and 5,489,000 shares of common stock at per share prices ranging from $43.14 to $273.72 and $21.50 to $574.82 were outstanding at the three-months ended July 3, 2004 and June 28, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Six months ended			Six months ended
	July 3, 2004			June 28, 2003
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$28,443	35,799	$.79	$14,536	35,476	$.41
Effect of dilutive securities
Stock options	—	1,507		—	739
Diluted earnings per share

Income available to common stockholders including Assumed conversions	$28,443	37,306	$.76	$14,536	36,215	$.40

Options to purchase 1,650,000 and 3,898,000 shares of common stock at per share prices ranging from $43.77 to $273.72 and $27.92 to $574.82 were outstanding at the six-months ended July 3, 2004 and June 28, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3) Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the

Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and six months ended July 3, 2004 and June 28, 2003.

	Three months ended		Six months ended
(In thousands, except per share data)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Reported net earnings	$14,314	8,943	28,443	14,536
Less: stock-based compensation expense determined under fair-value-based method for all awards	(1,020)	(2,871)	(2,924)	(6,376)

Pro-forma net earnings	13,294	6,072	25,519	8,160

Basic earnings per share:
Reported net earnings	$.40	.25	.79	.41
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.03)	(.08)	(.08)	(.18)

Pro-forma net earnings	.37	.17	.71	.23

Diluted earnings per share:
Reported net earnings	$.38	.25	.76	.40
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.03)	(.08)	(.08)	(.18)

Pro-forma net earnings	.35	.17	.68	.22

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

	July 3,	January 3,
(In thousands)	2004	2004
Accounts receivable	$169,939	162,234
Contracts receivable	88,805	94,340

Total receivables	$258,744	256,574

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At July 3, 2004 and January 3, 2004 the allowance for estimated uncollectible accounts was $14,190,000 and $12,056,000, respectively.

(6) Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company’s 2004 review of goodwill was completed in the second quarter of 2004 and indicated that goodwill was not impaired.

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted Average	July 3, 2004		January 3, 2004
	Amortization Period	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	(Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$36,953	17,071	36,236	14,683
Customer lists	7.0	3,700	1,975	3,700	1,711
Patents	14.0	635	97	552	86
Non-compete agreements	7.0	75	31	50	22

Total	5.32	$41,363	19,174	40,538	16,502

Aggregate amortization expense for the six months ended July 3, 2004 and June 28, 2003 was $2,672,000 and $3,111,000 respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining six months:	2004	$3,636
For year ended:	2005	6,898
	2006	5,633
	2007	3,729
	2008	1,687

The changes in the carrying amount of goodwill for the six months ended July 3, 2004 are as follows:

Balance as of January 3, 2004	$51,573
Goodwill acquired during the six months ended July 3, 2004	8,122
Goodwill divested during the six months ended July 3, 2004	(6,513)
Foreign currency translation adjustment at July 3, 2004	(351)

Balance as of July 3, 2004	$52,831

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

On June 16, 2004 the Court granted the Company’s and the individual defendants’ Motion To Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On June 30, 2004, the Lead Plaintiff filed a Notice of Appeal seeking review of the District Court’s decision by the United States Court of Appeals for the Eighth Circuit. The Company does not know when the Court of Appeals will rule on the Lead Plaintiff’s appeal.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six-months ended July 3, 2004 and June 28, 2003:

	Operating Segments
Three months ended	Great	Mid-	North	South-
July 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$38,552	$53,800	$37,642	$38,109	$44,345	$12,298	$3,644	$228,390

Cost of revenues	8,863	12,916	7,790	8,304	8,436	1,236	3,018	50,564
Operating expenses	6,800	7,950	7,641	8,241	8,183	7,516	105,589	151,920

Total costs and expenses	15,663	20,866	15,431	16,545	16,619	8,752	108,608	202,484

Operating earnings/(loss)	$22,889	$32,934	$22,211	$21,564	$27,726	$3,546	$(104,964)	$25,906

	Operating Segments
Three months ended	Great	Mid-	North	South-
June 28, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$39,199	$33,893	$38,161	$36,132	$43,162	$17,175	$(27)	$207,695

Cost of revenues	10,253	7,717	11,471	10,935	7,605	5,230	(115)	53,096
Operating expenses	5,413	5,532	5,670	6,458	6,221	7,918	101,040	138,252

Total costs and expenses	15,666	13,249	17,141	17,393	13,826	13,148	100,925	191,348

Operating earnings/(loss)	$23,533	$20,644	$21,020	$18,739	$29,336	$4,027	$(100,952)	$16,347

	Operating Segments
Six months ended	Great	Mid-	North	South-
July 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$75,876	$103,077	$83,416	$71,554	$81,014	$26,488	$5,692	$447,117

Cost of revenues	17,119	21,730	17,819	16,336	16,038	3,113	5,082	97,237
Operating expenses	14,009	15,004	15,373	16,472	16,360	17,689	206,554	301,461

Total costs and expenses	31,128	36,734	33,192	32,808	32,398	20,802	211,636	398,698

Operating earnings/(loss)	$44,748	$66,343	$50,224	$38,746	$48,616	$5,686	$(205,944)	$48,419

	Operating Segments
Six months ended	Great	Mid-	North	South-
June 28, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$82,437	$64,429	$80,524	$72,789	$76,425	$27,674	$1,608	$405,886

Cost of revenues	22,145	14,698	20,204	21,282	14,099	9,179	(259)	101,348
Operating expenses	12,428	12,370	12,730	14,273	13,731	13,833	197,578	276,943

Total costs and expenses	34,573	27,068	32,934	35,555	27,830	23,012	197,319	378,291

Operating earnings/(loss)	$47,864	$37,361	$47,590	$37,234	$48,595	$4,662	$(195,711)	$27,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. The Company derives revenue by selling, implementing and supporting software solutions and hardware that gives healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by the Company’s clients or in the Company’s data center via a managed services model.

Results Overview

The Company’s performance was strong in the second quarter of 2004. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were near an all-time record at $240,393,000 in the second quarter of 2004, an increase of 19% compared to $201,176,000 in the second quarter 2003. The Company’s strong level of bookings drove a 36% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the second quarter at $1,071,732,000. Total revenues in the second quarter of 2004 were $228,390,000, an increase of 10% compared to the second quarter of 2003. Similar to what the Company experienced in 2003, backlog continues to grow faster than revenue as the Company continued to see a higher mix of managed service and subscription bookings, which are recognized as revenue over a longer period of time than other types of bookings such as software and hardware. For the full-year 2003 and the first two quarters of 2004, managed service and subscription bookings represented more than 20% of total bookings compared to approximately 15% in 2002. The Company views this mix shift favorably because it improves the visibility of future revenue streams.

Net earnings for the year increased from $8,943,000 in the second quarter of 2003 to $14,314,000 in the second quarter of 2004. This increase was driven both by revenue growth and margin expansion. Operating margins were 11.3%, which is a 3.4% increase over the prior year. Going forward, management believes the Company can continue to increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales, general and administrative spending.

The Company’s operational performance was also very strong in the second quarter of 2004. The Company brought 245 Cerner Millennium solutions live in the second quarter of 2004, bringing the cumulative number of solutions implemented to more than 3,000 at more than 600 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In the second quarter of 2004, the Company generated $36,706,000 of cash flow from operations, with days sales outstanding decreasing from 112 days at the end of the second quarter of 2003 to 103 days at the end of the second quarter of 2004.

Healthcare Information Technology Market

The Company believes the market for healthcare information technology remains significant. Patient safety continues to be a key driver of demand as it remains top-of-mind for key healthcare provider stakeholders, including boards of directors, chief executives, doctors and nurses. Other stakeholders are becoming more vocal as well. Employers are increasingly voicing concern over quality of care and rising costs and are becoming stronger advocates of investments in technology. One way employers are speaking out is by creating incentives for their employees to use hospitals that meet standards established by The Leapfrog Group, a national coalition of organizations that asks hospitals to report publicly on how they meet standards proven to reduce preventable medical errors. For example, Boeing Corporation, based in Seattle, reduces co-pay for employees who use hospitals that meet Leapfrog standards and requires the employee to pay 5% of the bill when they choose non-compliant hospitals. This puts pressure on other hospitals to invest in information technology in order to remain competitive.

In addition to more active employers, national policymakers of both major political parties are embracing healthcare information technology as a remedy to the emerging healthcare crisis. President Bush has called for the majority of Americans to have interoperable electronic health records within the next 10 years, and several Senators, both Democrat and Republican, are advocates of plans consistent with the President’s order.

The Department of Health & Human Services has indicated that they are focused on both standards and interoperability which could help lay the groundwork for mass adoption of electronic health records. To drive this initiative, Secretary of Health & Human Services Tommy Thompson appointed Dr. David Brailer as the first Health Information Technology Coordinator in May 2003. This initiative is currently unfunded, but is representative of the government focus on healthcare automation.

Another important development is the pay-for-performance initiatives in both the public and private sectors. The Center for Medicare and Medicaid Services, or CMS, has engaged a pay-for-performance trial whereby hospitals are paid a premium if they are a top performer in five different, high-volume medical conditions, requiring 34 discrete measurements. This is difficult to measure without a highly structured electronic medical record. In July 2004, The Leapfrog Group launched a national database of pay-for-performance programs that is already tracking 77 different programs with various financial and non-financial incentives for improving performance.

Results of Operations

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

The Company’s revenues increased 10% to $228,390,000 for the three-month period ended July 3, 2004 from $207,695,000 for the three-month period ended June 28, 2003. Net earnings increased 60% to $14,314,000 in the 2004 period from $8,943,000 for the 2003 period.

System sales revenues increased 3% to $84,853,000 for the three-month period ended July 3, 2004 from $82,742,000 for the corresponding period in 2003. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. This increase is due primarily to an increase in new business bookings in the second quarter 2004 period compared to the second quarter of 2003. System sales grew at a lower rate than new business bookings primarily because there was a lower level of hardware sales in the second quarter of 2004 compared to the second quarter of 2003.

Support, maintenance and service revenues increased 15% to $133,949,000 during the first quarter of 2004 from $116,240,000 during the same period in 2003. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation and managed services. Support and maintenance revenues were $59,766,000 and $50,008,000 for the second quarter of 2004 and 2003, respectively. Service revenues were $74,183,000 and $66,232,000 for the second quarter of 2004 and 2003, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients.

At July 3, 2004, the Company had $1,071,732,000 in contract backlog and $324,002,000 in support and maintenance backlog, compared to $788,141,000 in contract backlog and $290,396,000 in support and maintenance backlog at June 28, 2003.

The cost of revenue was 22% and 26% of total revenues in the second quarter of 2004 and 2003, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and client service expenses as a percent of total revenues were 41% and 42% in the second quarter of 2004 and 2003, respectively. Sales and client service expense include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $94,232,000 in the second quarter of 2004 from $86,646,000 in the same period of 2003 was primarily attributable to an increase in personnel expense. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2004 and 2003 were $47,378,000 and $44,171,000, respectively. These amounts exclude amortization. Capitalized software costs were $15,155,000 and $14,508,000 for the second quarter of 2004 and 2003, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions.

General and administrative expenses as a percent of total revenues were 7% and 6% in the second quarter of 2004 and 2003, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the second quarter of 2004 and 2003 were $14,919,000 and $13,149,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $1,792,000 in the second quarter of 2004 compared to $1,603,000 in the second quarter of 2003. This increase is due primarily to the purchase of equipment through capital leases.

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

The following table presents a summary of the operating information for the three months ended July 3, 2004 and June 28, 2003:

	Operating Segments
Three months ended	Great	Mid-	North	South-
July 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$38,552	$53,800	$37,642	$38,109	$44,345	$12,298	$3,644	$228,390

Cost of revenues	8,863	12,916	7,790	8,304	8,436	1,236	3,018	50,564
Operating expenses	6,800	7,950	7,641	8,241	8,183	7,516	105,589	151,920

Total costs and expenses	15,663	20,866	15,431	16,545	16,619	8,752	108,608	202,484

Operating earnings/(loss)	$22,889	$32,934	$22,211	$21,564	$27,726	$3,546	$(104,964)	$25,906

	Operating Segments
Three months ended	Great	Mid-	North	South-
June 28, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$39,199	$33,893	$38,161	$36,132	$43,162	$17,175	$(27)	$207,695

Cost of revenues	10,253	7,717	11,471	10,935	7,605	5,230	(115)	53,096
Operating expenses	5,413	5,532	5,670	6,458	6,221	7,918	101,040	138,252

Total costs and expenses	15,666	13,249	17,141	17,393	13,826	13,148	100,925	191,348

Operating earnings/(loss)	$23,533	$20,644	$21,020	$18,739	$29,336	$4,027	$(100,952)	$16,347

Operating earnings in the Great Lakes segment decreased 3% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. Total revenues decreased 2% in the second quarter of 2004 compared to the second quarter of 2003. System sales revenue for the three month period ended July 3, 2004 decreased 10% while support, maintenance and service revenues increased 3% compared to the three month period ended June 28, 2003. Cost of revenues were 23% and 26% of total revenues of the Great Lakes segment for the second quarter of 2004 and the second quarter of 2003, respectively. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 60% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. Total revenues increased 59% in the second quarter 2004 compared to the second quarter of 2003. System sales revenue increased 85% in the 2004 period compared to the 2003 period, due primarily to an increase in new business bookings of 167%. Cost of revenues were 24% and 23% of total Mid-America segment revenues for the second quarter of 2004 and the second quarter of 2003, respectively.

Operating earnings in the North Atlantic segment increased 6% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. Total revenues decreased 1% in the second quarter of 2004 compared to the second quarter of 2003, due to a decrease in system sales revenue of 24% and an increase in support, maintenance and services of 14%. Cost of revenues were 21% and 30% of total North Atlantic segment revenues for the second quarter of 2004 and the second quarter of 2003, respectively. Operating expenses increased 35% in the second quarter of 2004 compared to 2003, due primarily to an increase in personnel related expense.

Operating earnings in the Southeast segment increased 15% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. Total revenues increased 5% in the second quarter of 2004 compared to the second quarter of 2003. System sales revenue increased 20% and support, maintenance and service revenues decreased 3% in the second quarter of 2004 compared to the second quarter of 2003, Cost of revenues were 22% and 30% of total Southeast segment revenues for the second quarter of 2004 and the second quarter of 2003, respectively.

Operating earnings in the West segment decreased 5% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. Total revenues increased 3% in the second quarter of 2004 compared to the second quarter of 2003. System sales revenues decreased 3% and support, maintenance and services revenues increased 6% in the second quarter of 2004 compared to the second quarter of 2003. Cost of revenues were 19% and 18% of total West segment revenues for the second quarter of 2004 and 2003, respectively. Operating expenses increased 32% in the second quarter of 2004 compared to the second quarter of 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment decreased 12% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. System sales revenue decreased 58% in the second quarter of 2004 compared to the second quarter of 2003, due primarily to a decrease in new business bookings. Operating expenses decreased 5% in the second quarter of 2004 compared to the second quarter of 2003.

Operating losses in Other increased 4% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003. This increase is due to an increase in operating expenses of 5% in second quarter of 2004 compared to the second quarter of 2003. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the second quarter of 2004 compared to the second quarter of 2003.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

The Company’s revenues increased 10% to $447,117,000 for the six-month period ended July 3, 2004 from $405,886,000 for the six-month period ended June 28, 2003. Net earnings increased 96% to $28,443,000 in the 2004 period from $14,536,000 for the 2003 period. Net earnings for the six-month period ended July 3, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of $1,197,000 of tax.

System sales revenues increased 5% to $169,365,000 for the six-month period ended July 3, 2004 from $161,336,000 for the corresponding period in 2003. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and for the services required to install them. This increase is due primarily to an increase in new business bookings in the six-month period of 2004 compared to the six-month period of 2003. System sales grew at a lower rate than new business bookings primarily because there was a lower level of hardware sales in the first half of 2004 compared to 2003.

Support, maintenance and service revenues increased 14% to $261,018,000 during the first six months of 2004 from $229,172,000 during the same period in 2003. This increase was driven by strong performance in delivering Cerner Millennium solutions to clients. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $117,611,000 and $98,040,000 for the first six months of 2004 and 2003, respectively. Service revenues were $143,407,000 and $131,132,000 for the first six months of 2004 and 2003, respectively.

At July 3, 2004, the Company had $1,071,732,000 in contract backlog and $324,002,000 in support and maintenance backlog, compared to $788,141,000 in contract backlog and $290,396,000 in support and maintenance backlog at June 28, 2003.

The cost of revenue was 22% and 25% of total revenues in the first six-month period of 2004 and 2003, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and client service expenses as a percent of total revenues were 42% and 43% in the six-month period of 2004 and 2003, respectively. Sales and client service expense include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $187,074,000 in the six-month period of 2004 from $174,737,000 in the same period of 2003 was primarily attributable to an increase in personnel expenses. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the six-month periods of 2004 and 2003 were $94,475,000 and $87,232,000, respectively. These amounts exclude amortization. Capitalized software costs were $30,381,000 and $28,749,000 for the six month periods of 2004 and 2003, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions.

General and administrative expenses as a percent of total revenues were 7% and 6% in the first six months of 2004 and 2003, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the first six months of 2004 and 2003 were $29,064,000 and $26,291,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $3,907,000 in the six month period of 2004 compared to $3,449,000 in the second quarter of 2003. This increase is due primarily to the purchase of equipment through capital leases.

Other income was $2,840,000 in the first six months of 2004 compared to $143,000 in the first six months of 2003. This increase is due to the gain on the sale of Zynx Health Incorporated.

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

The following table presents a summary of the operating information for the six months ended July 3, 2004 and June 28, 2003:

	Operating Segments
Six months ended	Great	Mid-	North	South-
July 3, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$75,876	$103,077	$83,416	$71,554	$81,014	$26,488	$5,692	$447,117

Cost of revenues	17,119	21,730	17,819	16,336	16,038	3,113	5,082	97,237
Operating expenses	14,009	15,004	15,373	16,472	16,360	17,689	206,554	301,461

Total costs and expenses	31,128	36,734	33,192	32,808	32,398	20,802	211,636	398,698

Operating earnings/(loss)	$44,748	$66,343	$50,224	$38,746	$48,616	$5,686	$(205,944)	$48,419

	Operating Segments
Six months ended	Great	Mid-	North	South-
June 28, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$82,437	$64,429	$80,524	$72,789	$76,425	$27,674	$1,608	$405,886

Cost of revenues	22,145	14,698	20,204	21,282	14,099	9,179	(259)	101,348
Operating expenses	12,428	12,370	12,730	14,273	13,731	13,833	197,578	276,943

Total costs and expenses	34,573	27,068	32,934	35,555	27,830	23,012	197,319	378,291

Operating earnings/(loss)	$47,864	$37,361	$47,590	$37,234	$48,595	$4,662	$(195,711)	$27,595

Operating earnings in the Great Lakes segment decreased 7% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues decreased 8% in the six month period of 2004 compared to the six month period of 2003. System sales revenue for the six month period ended July 3, 2004 decreased 25% while support, maintenance and service revenues increased 5% compared to the six month period ended June 28, 2003. Cost of revenues were 23% and 27% of total revenues of the Great Lakes segment for the six month period of 2004 and the six month period of 2003, respectively. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 78% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues increased 60% in the six month period of 2004 compared to the six month period of 2003. System sales revenue increased 80% in the 2004 period compared to the 2003 period, due primarily to an increase in new business bookings of 139%. Cost of revenues were 21% and 23% of total Mid-America segment revenues for the six month period of 2004 and the six month period of 2003, respectively.

Operating earnings in the North Atlantic segment increased 6% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues increased 4% in the six month period of 2004 compared to the six month period of 2003, due to a decrease in system sales revenue of 4% and an increase in support, maintenance and services of 10%. Cost of revenues were 21% and 25% of total North Atlantic segment revenues for the 2004 period and the 2003 period, respectively. Operating expenses increased 21% in the first six months of 2004 compared to 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Southeast segment increased 4% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues decreased 2% in the six month period of 2004 compared to the six month period of 2003. System sales revenue increased 32% and support, maintenance and service revenues decreased 29% in the first six months of 2004 compared to the first six months of 2003. Cost of revenues were 23% and 29% of total Southeast segment revenues for the six month period of 2004 and the six month period of 2003, respectively.

Operating earnings in the West remained flat for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues increased 6% in the six month period of 2004 compared to the six month period of 2003. System sales revenues decreased 12% and support and maintenance revenues increased 12% in the first six months of 2004 compared to the first six months of 2003. Cost of revenues were 20% and 18% of total West segment revenues for the six month period of 2004 and 2003, respectively. Operating expenses increased 19% in the first six months of 2004 compared to the first six months of 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment increased 22% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Total revenues decreased 4% in the first six months of 2004 compared to the first six months of 2003. System sales revenue decreased 46% in the six month period of 2004 compared to the six month period of 2003, due primarily to a decrease in new business bookings. Operating expenses increased 28% in the first six months of 2004 compared to the first six months of 2003. This increase is due primarily to an increased presence in the global market.

Operating losses in Other increased 5% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003. This increase is due to an increase in operating expenses of 5% in first six months of 2004 compared to the first six months of 2003. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the six month period of 2004 compared to the six month period of 2003.

Capital Resources and Liquidity

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At July 3, 2004 the Company had cash and cash equivalents of $137,224,000 and working capital of $260,513,000.

The Company generated cash of $67,406,000 and $58,535,000 from operations for the six months ended July 3, 2004 and June 28, 2003, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the second quarter of 2004 and 2003, the Company received total client cash collections of $235,346,000 and $214,600,000, respectively, of which 4.7% and 4.8% were received from third party client financing arrangements and non-recourse payment assignments.

Cash used in investing activities consisted primarily of capitalized software development costs of $30,381,000 and $28,749,000 and purchases of capital equipment, land and buildings of $26,929,000 and $33,930,000 in for the six months ended July 3, 2004 and June 28, 2003, respectively. The Company completed the sale of Zynx Healthcare Incorporated in the first quarter of 2004 for $12,000,000.

The Company’s financing activities for the first six months of 2004 primarily consisted of repayment of debt of $19,528,000 and of the proceeds from the exercise of stock options of $11,775,000. For the first six months of 2003 the Company’s financing activities primarily consisted of the repayment of long term debt of $14,015,000 and the purchase of treasury stock of $5,930,000.

The Company believes that its present cash position, together with cash generated from operations and if necessary the line of credit, will be sufficient to meet anticipated cash requirements during 2004. The Company has $90,000,000 of long-term, revolving credit from banks. At July 3, 2004 the Company had no outstanding borrowings under the agreement.

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

These larger, more complex and costlier systems are installed and implemented over time periods ranging from approximately one month to nine months and may involve significant efforts both by the Company and the client. Clients who contract for multiple portions of the Company’s catolog of solutions will likely experience a multi-phase implementation lasting longer than nine months. The Company recognizes revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon the Company’s and the client’s ability to meet these project milestones. Delays in meeting these milestone conditions or modification of the contract relating to one or more of these systems could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter. In addition, support payments by clients for the Company’s solutions generally commence between ninety days post contract signing and the client’s first usage of the system.

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

Market Risks — The Company accounts for its investments in equity securities, which have readily determinable fair values as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income. Investments in the common stock of certain affiliates over which the Company exerts significant influence are accounted for by the equity method. Investments in other equity securities are reported at cost. The Company reviews all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value at a new cost basis, and the amount of the write-down is included in earnings.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at July 3, 2004 and January 3, 2004 was $407,000 and $680,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

At July 3, 2004, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $137 million, with an overall average return of approximately 1.56% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.25% at July 3, 2004) or LIBOR (1.13% at July 3, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Changes in the Healthcare Industry — The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contains significant changes to Medicare and Medicaid and began to have its initial impact in 1998 due to limitations on reimbursement, resulting cost containment initiatives, and effects on pricing and demand for capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

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

Significant Competition — The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.

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

Government Regulation — The United States Food and Drug Administration (the “FDA”) has declared that software products intended for the maintenance of data used in making decisions regarding the suitability of blood donors and the release of blood or blood components for transfusion are medical devices under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to its blood bank solutions. If other of the Company’s software solutions are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

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

Product Related Liabilities — Many of the Company’s software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which is uninsured, or under-insured could materially harm its business, results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.25% at July 3, 2004) or LIBOR (1.13% at July 3, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report, there were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended July 3, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

c)	Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

On June 16, 2004 the Court granted the Company’s and the individual defendants’ Motion To Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On June 30, 2004, the Lead Plaintiff filed a Notice of Appeal seeking review of the District Court’s decision by the

United States Court of Appeals for the Eighth Circuit. The Company does not know when the Court of Appeals will rule on the Lead Plaintiff’s appeal.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual shareholders meeting held on May 28, 2004, Gerald E. Bisbee, Jr., Ph.D., Michael E. Herman and Nancy-Ann DeParle, were re-elected as Class III directors. Neal L. Patterson, John C. Danforth, Jeff C. Goldsmith, Clifford W. Illig and William B. Neaves, Ph.D continued as directors after the meeting. The Board of Directors accepted John C. Danforth’s resignation as a director of the Company on June 24, 2004 in connection with his appointment as U.S. ambassador to the United Nations. At the shareholders meeting, the adoption of the Cerner Corporation 2004 Long-Term Incentive Plan G was passed and the selection of KPMG LLP as independent pubic accountants of the Company for 2004 was ratified.

				Abstention and Broker
	For	Against	Withheld	Non-Votes
Gerald E. Bisbee, Jr. Ph.D	31,153,821	—	601,901	—
Michael E. Herman	31,343,667	—	412,055	—
Nancy-Ann DeParle	31,368,517	—	387,205	—
Incentive Plan G	20,524,769	6,150,715	51,119	5,029,119
KPMG LLP	31,092,646	633,370	29,706	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K filed with respect to Item 9 on July 21, 2004, which contained the text of the Press Release issued that same date announcing earnings for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION

Registrant

August 12, 2004	By:	/s/ Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer