Form 10-Q
period 2004-10-02
CERNER CORP /MO/
filed 2004-11-10
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes (X)      No( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)      No( )

     There were 36,337,419 shares of Common Stock, $.01 par value, outstanding at October 2, 2004.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	January 3,
	2004	2004
(In thousands)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$160,947	$121,839
Receivables	262,376	256,574
Inventory	10,521	12,434
Prepaid expenses and other	33,071	38,132

Total current assets	466,915	428,979
Property and equipment, net	217,090	204,953
Software development costs, net	153,963	141,090
Goodwill, net	53,682	51,573
Intangible assets, net	22,335	24,036
Investments	332	692
Other assets	2,842	8,017

	$917,159	$859,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,164	$20,753
Current installments of long-term debt	24,711	21,162
Deferred revenue	60,202	64,879
Deferred income taxes	15,654	15,586
Accrued payroll and tax withholdings	55,736	45,004
Other accrued expenses	11,233	10,095

Total current liabilities	184,700	177,479
Long-term debt	110,360	124,570
Deferred income taxes	63,871	59,500
Deferred revenue	1,551	1,945
Minority owners’ equity interest in subsidiary	1,166	1,166
Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,840,418 shares issued at October 2, 2004 and 37,057,364 issued in 2003	378	371
Additional paid-in capital	254,407	236,969
Retained earnings	322,585	279,363
Treasury stock, at cost (1,502,999 shares in 2004 and 2003)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,934	4,770

Total stockholders’ equity	555,511	494,680

	$917,159	$859,340

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
(In thousands, except per share data)
Revenues:
System sales	$82,882	$80,193	$252,247	$241,529
Support, maintenance and services	140,123	118,774	401,141	347,946
Reimbursed travel	8,062	7,325	24,796	22,703

Total revenues	231,067	206,292	678,184	612,178

Costs and expenses:
Cost of revenues	45,013	45,435	142,250	146,783
Sales and client service	98,919	84,794	285,993	259,531
Software development	42,837	39,255	128,160	115,170
General and administrative	17,942	15,083	47,006	41,374

Total costs and expenses	204,711	184,567	603,409	562,858

Operating earnings	26,356	21,725	74,775	49,320
Other income (expense):
Interest expense, net	(1,585)	(1,703)	(5,492)	(5,152)
Other income	52	24	2,892	167

Total other, net	(1,533)	(1,679)	(2,600)	(4,985)

Earnings before income taxes	24,823	20,046	72,175	44,335
Income taxes	(10,044)	(7,999)	(28,953)	(17,752)

Net earnings	14,779	12,047	43,222	26,583

Basic earnings per share	$.41	$.34	$1.20	$.75
Basic weighted average shares outstanding	36,253	35,359	35,950	35,437
Diluted earnings per share	$.39	$.33	$1.15	$.73
Diluted weighted average shares outstanding	37,653	36,365	37,422	36,259

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 2, 2004	September 27, 2003
(In thousands)
Cash flows from operating activities:
Net earnings	$43,222	$26,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,871	50,172
Gain on sale of business	(3,023)	—
Non-employee stock option compensation expense	—	23
Provision for deferred income taxes	4,239	4,174
Changes in assets and liabilities, net of businesses sold and acquired:
Receivables, net	(6,618)	24,703
Inventory	777	(1,394)
Prepaid expenses and other	(8,581)	(3,559)
Accounts payable	(1,401)	(17,270)
Accrued income taxes	11,899	7,964
Deferred revenue	(4,233)	8,018
Other accrued liabilities	10,472	(7,589)

Total adjustments	69,402	65,242

Net cash provided by operating activities	112,624	91,825

Cash flows from investing activities:
Purchase of capital equipment	(27,401)	(17,380)
Purchase of land, buildings and improvements	(11,221)	(40,716)
Acquisition of businesses, net of cash acquired	(1,768)	—
Proceeds from the sale of business	12,000	—
Repayment of notes receivable	1,943	305
Capitalized software development costs	(44,662)	(43,720)

Net cash used in investing activities	(71,109)	(101,511)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	867
Repayment of long-term debt	(20,251)	(13,084)
Purchase of treasury stock	—	(5,930)
Proceeds from exercise of options	18,033	3,893
Associate stock purchase plan discounts	(588)	(427)

Net cash used in financing activities	(2,806)	(14,681)

Effect of exchange rate changes on cash	399	1,478

Increase in cash from the consolidation of a variable interest entity	—	151
Net increase (decrease) in cash and cash equivalents	39,108	(22,738)
Cash and cash equivalents at beginning of period	121,839	142,543

Cash and cash equivalents at end of period	$160,947	$119,805

Supplemental disclosures of cash flow information:
Noncash financing activities
Issuance of note payable for unused software credits	$7,500	—
Acquisition of equipment through capital leases	$3,323	—

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three and nine-month periods are not necessarily indicative of the operating results for the entire year.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings and foreign currency translation adjustments and unrealized gains and losses on available-for-sale equity security adjustments, amounted to $15,651,000 and $12,334,000 for the three months ended October 2, 2004 and September 27,2003 and $43,386,000 and $29,503,000 for the nine months ended October 2, 2004 and September 27,2003, respectively.

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

The Company began consolidating the operations of Cerner Arabia Ltd (“Cerner Arabia”) in September 2003. Cerner Arabia is a software company located in Riyadh, Saudi Arabia. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The consolidation of Cerner Arabia resulted in an increase to revenues of $250,000 and $291,000 and a decrease of $19,000 and an increase of $39,000 in net earnings for the three months ended October 2, 2004 and September 27, 2003, respectively. The consolidation of Cerner Arabia resulted in an increase to revenues of $1,064,000 and $291,000 and an increase in net earnings of $108,000 and $39,000 for the nine months ended October 2, 2004 and September 27, 2003, respectively.

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

	Three months ended			Three months ended
	October 2, 2004			September 27, 2003
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$14,779	36,253	$.41	$12,047	35,359	$.34
Effect of dilutive securities
Stock options	—	1,400		—	1,006
Diluted earnings per share
Income available to common stockholders including

Assumed conversions	$14,779	37,653	$.39	$12,047	36,365	$.33

Options to purchase 1,532,000 and 2,961,000 shares of common stock at per share prices ranging from $44.40 to $273.72 and $31.50 to $273.72 were outstanding at the three-months ended October 2, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Nine months ended			Nine months ended
	October 2, 2004			September 27, 2003
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$43,222	35,950	$1.20	$26,583	35,437	$.75
Effect of dilutive securities
Stock options	—	1,472		—	822
Diluted earnings per share
Income available to common stockholders including

Assumed conversions	$43,222	37,422	$1.15	$26,583	36,259	$.73

Options to purchase 1,668,000 and 3,683,000 shares of common stock at per share prices ranging from $43.62 to $273.72 and $29.15 to $273.72 were outstanding at the nine-months ended October 2, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3)	Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and nine months ended October 2, 2004 and September 27, 2003.

	Three months ended		Nine months ended
	October 2,	September 27,	October 2,	September 27,
(In thousands, except per share data)	2004	2003	2003	2003
Reported net earnings	$14,779	12,047	43,222	26,583
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,317)	(2,983)	(5,208)	(9,527)

Pro-forma net earnings	12,462	9,064	38,014	17,056

Basic earnings per share:
Reported net earnings	$.41	.34	1.20	.75
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.07)	(.08)	(.14)	(.27)

Pro-forma net earnings	.34	.26	1.06	.48

Diluted earnings per share:
Reported net earnings	$.39	.33	1.15	.73
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.06)	(.08)	(.13)	(.26)

Pro-forma net earnings	.33	.25	1.02	.47

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

(4)	Business Divestiture and Acquisition

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

On September 29, 2003, the Company completed the purchase of BeyondNow Technologies, Inc. (“BeyondNow”) for approximately $7.5 million in cash. BeyondNow develops home care technologies that reduce administrative paperwork, provide clinicians with remote access to charts, accelerate third-party reimbursement and share information between the home care setting and hospitals. Cerner is integrating the BeyondNow technology into the Cerner Millennium ® technology platform. This acquisition did not have a material impact on operations. The allocation of the purchase price included $3,154,000 of acquired technology and $3,080,000 of goodwill.

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

	October 2,	January 3,
(In thousands)	2004	2004
Accounts receivable	$175,260	162,234
Contracts receivable	87,116	94,340

Total receivables	$262,376	256,574

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At October 2, 2004 and January 3, 2004 the allowance for estimated uncollectible accounts was $15,644,000 and $12,056,000, respectively.

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		October 2, 2004		January 3, 2004
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$39,147	19,024	36,236	14,683
Customer lists	7.0	3,700	2,108	3,700	1,711
Patents	14.0	635	103	552	86
Non-compete agreements	7.0	125	37	50	22

Total	5.32	$43,607	21,272	40,538	16,502

Aggregate amortization expense for the nine months ended October 3, 2004 and September 27, 2003 was $4,532,000 and $4,582,000 respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining three months:	2004	$1,931
For year ended:	2005	7,311
	2006	6,034
	2007	4,119
	2008	2,077

The changes in the carrying amount of goodwill for the nine months ended October 2, 2004 are as follows:

Balance as of January 3, 2004	$51,573
Goodwill acquired during the nine months ended October 2, 2004	8,822
Goodwill divested during the nine months ended October 2, 2004	(6,513)
Foreign currency translation adjustment at October 2, 2004	(200)

Balance as of October 2, 2004	$53,682

(7)	Contingencies

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

On June 16, 2004 the Court granted the Company’s and the individual defendants’ Motion To Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On June 30, 2004, the Lead Plaintiff appealed the District Court’s dismissal of the action to the United States Court of Appeals for the Eighth Circuit. The parties have filed their appellate briefs but the Court of Appeals has not yet scheduled the appeal for oral argument. The Company does not know when the Court of Appeals will schedule oral arguments or rule on the appeal.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine-months ended October 2, 2004 and September 27, 2003:

	Operating Segments
	Great	Mid-	North	South-
Three months ended October 2, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$44,556	$50,242	$39,377	$37,448	$37,277	$18,998	$3,169	$231,067

Cost of revenues	6,829	7,396	8,531	9,721	7,422	2,701	2,413	45,013
Operating expenses	6,995	8,069	7,366	8,091	8,306	12,176	108,695	159,698

Total costs and expenses	13,824	15,465	15,897	17,812	15,728	14,877	111,108	204,711

Operating earnings/(loss)	$30,732	$34,777	$23,480	$19,636	$21,549	$4,121	$(107,939)	$26,356

	Operating Segments
	Great	Mid-	North	South-
Three months ended September 27, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$36,016	$44,545	$35,892	$40,007	$35,132	$10,623	$4,077	$206,292

Cost of revenues	6,905	12,138	7,280	11,564	5,698	1,913	(63)	45,435
Operating expenses	6,192	5,929	6,988	7,416	7,001	7,284	98,322	139,132

Total costs and expenses	13,097	18,067	14,268	18,980	12,699	9,197	98,259	184,567

Operating earnings/(loss)	$22,919	$26,478	$21,624	$21,027	$22,433	$1,426	$(94,182)	$21,725

	Operating Segments
	Great	Mid-	North	South-
Nine months ended October 2, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$120,432	$153,319	$122,793	$109,002	$118,291	$45,486	$8,861	$678,184

Cost of revenues	23,948	29,126	26,350	26,057	23,460	5,814	7,495	142,250
Operating expenses	21,004	23,073	22,739	24,563	24,666	29,865	315,249	461,159

Total costs and expenses	44,952	52,199	49,089	50,620	48,126	35,679	322,744	603,409

Operating earnings/(loss)	$75,480	$101,120	$73,704	$58,382	$70,165	$9,807	$(313,883)	$74,775

	Operating Segments
	Great	Mid-	North	South-
Nine months ended September 27, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$118,453	$108,974	$116,416	$112,796	$111,557	$38,297	$5,685	$612,178

Cost of revenues	29,050	26,836	27,484	32,846	19,797	11,092	(322)	146,783
Operating expenses	18,620	18,299	19,718	21,689	20,732	21,117	295,900	416,075

Total costs and expenses	47,670	45,135	47,202	54,535	40,529	32,209	295,578	562,858

Operating earnings/(loss)	$70,783	$63,839	$69,214	$58,261	$71,028	$6,088	$(289,893)	$49,320

(9)	Accrued Vacation Pay Adjustment

In conjunction with a review of the process for calculating the liability for accrued vacation pay at the end of the third quarter of 2004, the Company determined that the liability on the balance sheet relating to periods prior to 2004 was understated by $3,346,000. While the Company was fully accrued for all vested vacation that would be subject to payout upon termination, the Company understated the liability for accumulated vacation that could be used in subsequent periods by associates in excess of the vested amount payable upon termination.

The expense, if properly recorded in 2000 through 2003, would have increased 2003 net earnings by $0.1 million and would have decreased net earnings by $0.4 million in 2002, $0.6 million in 2001, and $1.2 million in 2000. The cumulative impact on net earnings is a decrease of $2.1 million for this four-year period. The impact on 2004 net earnings is a positive $8 thousand. As the impact to prior year’s annual financial statements was not material, Cerner recorded additional expense of $3,346,000, $2,076,000 million after-tax ($0.06 per share), in the 2004 third quarter to appropriately reflect the liability as of October 2, 2004. The Company has revised its process for calculating the liability for accumulated vacation to accurately report this information in the future.

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

Results Overview

The Company delivered strong results in the third quarter of 2004. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were a record for the third quarter at $215,820,000 in the third quarter of 2004, an increase of 6% compared to $203,910,000 in the third quarter of 2003. The Company’s solid bookings drove a 34% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the third quarter at $1,125,665,000. Total revenues in the third quarter were $231,067,000, an increase of 12% compared to the third quarter of 2003.

Backlog continues to grow faster than revenue as the Company is experiencing strong growth in managed services and subscription bookings, which are recognized as revenue over a longer period of time than other types of bookings, such as software and hardware. For the full-year 2003 and the first three quarters of 2004, managed service and subscription bookings represented more than 20% of total bookings compared to approximately 15% in 2002. The strong growth in managed services bookings has led to a decline in hardware bookings as clients electing managed services do not need to make the upfront hardware purchase that they would make in a transaction that does not include managed services. This shift in bookings mix has led to declines in hardware revenue of more than 30% year to date. While licensed software revenue has grown at a strong rate of more than 20%, this growth has been offset by the declines in hardware revenue, resulting in lower System Sales growth of 4% year to date. Despite the near-term impact on System Sales, the Company views this mix shift favorably because the higher level of managed services bookings improves the visibility of future revenue streams.

Net earnings increased from $12,047,000 in the third quarter of 2003 to $14,779,000 in the third quarter of 2004. The third quarter of 2004 includes an adjustment related to prior period vacation pay accrual (see note 9 to condensed consolidated financial statements) that reduced net earnings by $2,076,000, net of $1,270,000 million of tax. Net earnings in the third quarter of 2004 without this adjustment were $16,855,000. The increase in net earnings was driven both by revenue growth and margin expansion. Operating margins were 11.4% (12.9% prior to the vacation accrual adjustment) in the third quarter of 2004 compared to 10.5% in the year-ago quarter. Going forward, management believes the Company can continue to increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales, general and administrative spending.

The Company’s operational performance was also very strong in the third quarter of 2004. The Company brought 293 Cerner Millennium solutions live in the third quarter of 2004, bringing the cumulative number of solutions implemented to more than 3,400 at more than 670 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In the third quarter of 2004, the Company generated $45,218,000 of cash flow from operations, with days sales outstanding decreasing from 112 days at the end of the third quarter of 2003 to 104 days at the end of the third quarter of 2004.

Healthcare Information Technology Market

The Company believes the market for healthcare information technology remains strong. The healthcare information technology industry and Cerner specifically, continues to benefit from the focus healthcare providers have placed on using CPOE to drive major patient safety and quality initiatives into their organizations with the ultimate goal of becoming completely digital or paperless. In addition, the Company continues to benefit from its clients’ increased desire to have a common architecture spanning clinical, management and financial solutions.

There are also several emerging drivers that the Company believes have the potential to accelerate demand for healthcare information technology. These include:

•	The creation of the sub-cabinet position of National Health Information Technology Coordinator inside The Department of Health and Human Services that was filled by Dr. David Brailer which indicates the U.S. Government’s recognition of the value information technology should play in modernizing our healthcare system.

•	The bipartisan coalitions that are gaining momentum, such as with Senator Clinton and Majority Leader Frist, who placed an editorial in the August 25, 2004, Washington Post that focused on the important role information technology needs to play in lowering costs, improving quality and empowering consumers.

•	President Bush’s goal that every American have a Personal Medical Record at the end of ten years and his recent comment in the presidential debates that 20% of the cost of health care could be eliminated through wide spread adoption of information technology in healthcare.

•	More widespread adoption of Pay-For-Performance compensation systems that could drive near complete digitization of medical records for both hospitals and physician offices; and

•	Increasing activity by employers, such as General Motors, Delta Airlines, UPS, Verizon, General Electric, and Boeing who are helping drive wider-spread adoption of The Leapfrog Group’s standards, including CPOE.

Results of Operations

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

The Company’s revenues increased 12% to $231,067,000 for the three-month period ended October 2, 2004 from $206,292,000 for the three-month period ended September 27, 2003. Net earnings increased 23% to $14,779,000 in the 2004 period from $12,047,000 for the 2003 period. Net earnings for the three-month period ended October 2, 2004 included a prior period adjustment increasing accrued vacation pay by $2,076,000, net of $1,270,000 of tax.

System sales revenues increased 3% to $82,882,000 for the three-month period ended October 2, 2004 from $80,193,000 for the corresponding period in 2003. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and installation fees. This increase is due primarily to an increase in new business bookings in the third quarter of 2004 period compared to the third quarter of 2003. System sales grew at a lower rate than new business bookings primarily because declining hardware revenue largely offset increases in software revenue. The lower level of hardware sales is primarily attributable to clients choosing the Company’s managed service offering.

Support, maintenance and service revenues increased 18% to $140,123,000 during the third quarter of 2004 from $118,774,000 during the same period in 2003. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $61,874,000 and $51,916,000 for the third quarter of 2004 and 2003, respectively. Service revenues were $78,249,000 and $66,858,000 for the third quarter of 2004 and 2003, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients.

At October 2, 2004, the Company had $1,125,665,000 in contract backlog and $335,600,000 in support and maintenance backlog, compared to $843,000,000 in contract backlog and $294,307,000 in support and maintenance backlog at September 27, 2003.

The cost of revenue was 19% and 22% of total revenues in the third quarter of 2004 and 2003, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and client service expenses as a percent of total revenues were 43% and 41% in the third quarter of 2004 and 2003, respectively. Sales and client service expense include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $98,919,000 in the third quarter of 2004 from $84,794,000 in the same period of 2003 was primarily attributable to an increase in personnel expense related to a change in the review cycle where the majority of our associates receive their annual compensation increase.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2004 and 2003 were $46,558,000 and $45,431,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,281,000 and $14,971,000 for the third quarter of 2004 and 2003, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions.

General and administrative expenses as a percent of total revenues were 8% and 7% in the third quarter of 2004 and 2003, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. General and administrative expenses for the third quarter of 2004 include a prior period adjustment to increase vacation pay accrual of $3,346,000. Total general and administrative expenses for the third quarter of 2004 and 2003 were $17,942,000 and $15,083,000, respectively. Excluding the adjustment to increase vacation pay accrual, general and administrative expenses as a percent of total revenues were 6% in the third quarter of 2004.

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

The following table presents a summary of the operating information for the three months ended October 2, 2004 and September 27, 2003:

	Operating Segments
	Great	Mid-	North	South-
Three months ended October 2, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$44,556	$50,242	$39,377	$37,448	$37,277	$18,998	$3,169	$231,067

Cost of revenues	6,829	7,396	8,531	9,721	7,422	2,701	2,413	45,013
Operating expenses	6,995	8,069	7,366	8,091	8,306	12,176	108,695	159,698

Total costs and expenses	13,824	15,465	15,897	17,812	15,728	14,877	111,108	204,711

Operating earnings/(loss)	$30,732	$34,777	$23,480	$19,636	$21,549	$4,121	$(107,939)	$26,356

	Operating Segments
	Great	Mid-	North	South-
Three months ended September 27, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$36,016	$44,545	$35,892	$40,007	$35,132	$10,623	$4,077	$206,292

Cost of revenues	6,905	12,138	7,280	11,564	5,698	1,913	(63)	45,435
Operating expenses	6,192	5,929	6,988	7,416	7,001	7,284	98,322	139,132

Total costs and expenses	13,097	18,067	14,268	18,980	12,699	9,197	98,259	184,567

Operating earnings/(loss)	$22,919	$26,478	$21,624	$21,027	$22,433	$1,426	$(94,182)	$21,725

Operating earnings in the Great Lakes segment increased 34% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. Total revenues increased 24% in the third quarter of 2004 compared to the third quarter of 2003. The increase in revenues was primarily driven by a strong increase in licensed software revenues in the third quarter of 2004 compared to the third quarter of 2003. Costs of revenues were 15% and 19% of total revenues of the Great Lakes segment for the third quarter of 2004 and 2003, respectively. The decrease in the cost of revenues as a percent of revenue is due primarily to lower hardware sales in the third quarter of 2004 as compared to 2003. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 31% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. Total revenues increased 13% in the third quarter 2004 compared to the third quarter of 2003. The increase in revenues was driven primarily by a strong increase in professional services in the third quarter of 2004 compared to the third quarter of 2003. Cost of revenues were 15% and 27% of total Mid-America segment revenues for the third quarter of 2004 and the third quarter of 2003, respectively. The decrease in the cost of revenues as a percent of revenues is due primarily to lower hardware sales in the third quarter of 2004 as compared to 2003. Operating expenses increased 36% in the third quarter of 2004 compared to 2003, due primarily to an increase in personnel related expense.

Operating earnings in the North Atlantic segment increased 9% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. Total revenues increased 10% in the third quarter of 2004 compared to the third quarter of 2003, due primarily to an increase in hardware and professional services revenues in the third quarter of 2004 compared to the third quarter of 2003. Cost of revenues were 22% and 20% of total North Atlantic segment revenues for the third quarter of 2004 and the third quarter of 2003, respectively. Operating expenses increased 5% in the third quarter of 2004 compared to 2003, due primarily to an increase in personnel related expense.

Operating earnings in the Southeast segment decreased 7% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. The decrease in operating earnings is due primarily to a decrease in total revenues of 6% in the third quarter of 2004 compared to the third quarter of 2003. The decrease in revenues is due primarily to a decrease in professional services and hardware revenues. Cost of revenues were 26% and 29% of total Southeast segment revenues for the third quarter of 2004 and the third quarter of 2003, respectively. The decrease in cost of revenues is due primarily to lower hardware revenue in the third quarter of 2004 as compared to 2003.

Operating earnings in the West segment decreased 4% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. Total revenues increased 6% in the third quarter of 2004 compared to the third quarter of 2003, due primarily to an increase in support and hardware revenues. Cost of revenues were 20% and 16% of total West segment revenues for the third quarter of 2004 and 2003, respectively. Operating expenses increased 19% in the third quarter of 2004 compared to the third quarter of 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment increased 189% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. Total revenues increased 79% in the third quarter of 2004 compared to the third quarter of 2003. The increase in revenues is due primarily to strong increases in licensed software and professional services revenues in the third quarter of 2004 compared to the third quarter of 2003. Cost of revenues were 14% and 18% of total Global segment revenues for the third quarter of 2004 and 2003, respectively. Operating expenses increased 67% in the third quarter of 2004 compared to the third quarter of 2003, due to an increase in personnel and projected related expenses.

Operating losses in Other increased 15% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003. This increase is due to an increase in operating expenses of 11% in third quarter of 2004 compared to the third quarter of 2003. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the third quarter of 2004 compared to the third quarter of 2003. Operating expenses in the third quarter of 2004 includes a prior period adjustment to increase the vacation pay accrual of $3,346,000.

Nine months Ended October 2, 2004 Compared to Nine months Ended September 27, 2003

The Company’s revenues increased 11% to $678,184,000 for the nine-month period ended October 2, 2004 from $612,178,000 for the nine-month period ended September 27, 2003. Net earnings increased 63% to $43,222,000 in the 2004 period from $26,583,000 for the 2003 period. Net earnings for the nine-month period ended October 2, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of $1,197,000 of tax and a prior period adjustment to increase the vacation pay of $2,076,000, net of $1,270,000 of tax.

System sales revenues increased 4% to $252,247,000 for the nine-month period ended October 2, 2004 from $241,529,000 for the corresponding period in 2003. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software and installation fees. This increase is due primarily to an increase in new business bookings in the nine-month period of 2004 compared to the nine-month period of 2003. System sales grew at a lower rate than new business bookings primarily because declining hardware revenue largely offset increases in software revenue. The lower level of hardware sales is primarily attributable to clients choosing the Company’s managed services offering.

Support, maintenance and service revenues increased 15% to $401,141,000 during the first nine months of 2004 from $347,946,000 during the same period in 2003. This increase was driven by strong performance in delivering Cerner Millennium solutions to clients. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $179,485,000 and $149,956,000 for the first nine months of 2004 and 2003, respectively. Service revenues were $221,656,000 and $197,990,000 for the first nine months of 2004 and 2003, respectively.

At October 2, 2004, the Company had $1,125,665,000 in contract backlog and $335,600,000 in support and maintenance backlog, compared to $843,000,000 in contract backlog and $294,307,000 in support and maintenance backlog at September 27, 2003.

The cost of revenue was 21% and 24% of total revenues in the first nine-month period of 2004 and 2003, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not pay for hardware upfront when it chooses this offering.

Sales and client service expenses as a percent of total revenues were 42% in the nine-month periods of 2004 and 2003. Sales and client service expense include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $285,993,000 in the nine-month period of 2004 from $259,531,000 in the same period of 2003 was primarily attributable to an increase in personnel expenses.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the nine-month periods of 2004 and 2003 were $141,033,000 and $132,663,000, respectively. These amounts exclude amortization. Capitalized software costs were $44,662,000 and $43,720,000 for the nine month periods of 2004 and 2003, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions.

General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2004 and 2003, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. General and administrative expenses for the first nine months of 2004 include a prior period adjustment to increase the vacation pay accrual of $3,346,000. Total general and administrative expenses for the first nine months of 2004 and 2003 were $47,006,000 and $41,374,000, respectively. The increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

Net interest expense was $5,492,000 in the nine month period of 2004 compared to $5,152,000 in the nine month period of 2003.

Other income was $2,892,000 in the first nine months of 2004 compared to $167,000 in the first nine months of 2003. This increase is due to the gain on the sale of Zynx Health Incorporated of $3,023,000.

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

The following table presents a summary of the operating information for the nine months ended October 2, 2004 and September 27, 2003:

	Operating Segments
	Great	Mid-	North	South-
Nine months ended October 2, 2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$120,432	$153,319	$122,793	$109,002	$118,291	$45,486	$8,861	$678,184

Cost of revenues	23,948	29,126	26,350	26,057	23,460	5,814	7,495	142,250
Operating expenses	21,004	23,073	22,739	24,563	24,666	29,865	315,249	461,159

Total costs and expenses	44,952	52,199	49,089	50,620	48,126	35,679	322,744	603,409

Operating earnings/(loss)	$75,480	$101,120	$73,704	$58,382	$70,165	$9,807	$(313,883)	$74,775

	Operating Segments
	Great	Mid-	North	South-
Nine months ended September, 2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$118,453	$108,974	$116,416	$112,796	$111,557	$38,297	$5,685	$612,178

Cost of revenues	29,050	26,836	27,484	32,846	19,797	11,092	(322)	146,783
Operating expenses	18,620	18,299	19,718	21,689	20,732	21,117	295,900	416,075

Total costs and expenses	47,670	45,135	47,202	54,535	40,529	32,209	295,578	562,858

Operating earnings/(loss)	$70,783	$63,839	$69,214	$58,261	$71,028	$6,088	$(289,893)	$49,320

Operating earnings in the Great Lakes segment increased 7% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues increased 2% in the nine month period of 2004 compared to the nine month period of 2003. The increase in total revenues is due primarily to a strong increase in licensed software and support revenues, that were largely offset by a decrease in hardware and professional services revenues in the first nine months of 2004 compared to the first nine months of 2003. Cost of revenues were 20% and 25% of total revenues of the Great Lakes segment for the nine month period of 2004 and the nine month period of 2003, respectively. The decrease in the cost of revenues as a percent of revenue is due primarily to lower hardware sales in the first nine months of 2004 as compared to 2003. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 58% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues increased 41% in the nine month period of 2004 compared to the nine month period of 2003. The increase in total revenues is due primarily to a strong increase in licensed software and professional services revenues in the first nine month of 2004 compared to the first nine months of 2003. Cost of revenues were 19% and 25% of total Mid-America segment revenues for the nine month period of 2004 and the nine month period of 2003, respectively. The decrease in the cost of revenues as a percent of revenue is due primarily to lower hardware sales in the first nine months of 2004 as compared to 2003.

Operating earnings in the North Atlantic segment increased 6% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues increased 5% in the nine month period of 2004 compared to the nine month period of 2003. The increase in revenues is due primarily to an increase in licensed software and professional services revenues in the first nine months of 2004 compared to the first nine months of 2003. Cost of revenues were 21% and 24% of total North Atlantic segment revenues for the 2004 period and the 2003 period, respectively.

Operating earnings in the Southeast segment remained flat for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues decreased 3% in the nine month period of 2004 compared to the nine month period of 2003. Cost of revenues were 24% and 29% of total Southeast segment revenues for the nine month period of 2004 and the nine month period of 2003, respectively. The decrease in total revenues and cost of revenues is due primarily to a decrease in hardware and professional services revenues in the first nine months of 2004 compared to the first nine months of 2003.

Operating earnings in the West decreased 1% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues increased 6% in the nine month period of 2004 compared to the nine month period of 2003. The increase in total revenues is due primarily to an increase in support and hardware revenues in the first nine months of 2004 compared to the first nine months of 2003. Cost of revenues were 20% and 18% of total West segment revenues for the nine month period of 2004 and 2003, respectively. Operating expenses increased 19% in the first nine months of 2004 compared to the first nine months of 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment increased 61% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Total revenues increased 19% in the first nine months of 2004 compared to the first nine months of 2003. The increase in total revenues is due primarily to an increase in professional services in the first nine months of 2004 compared to the first nine months of 2003. Operating expenses increased 41% in the first nine months of 2004 compared to the first nine months of 2003. This increase is due primarily to an increased presence in the global market.

Operating losses in Other increased 8% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. This increase is due to an increase in total costs and expenses of 9% in first nine months of 2004 compared to the first nine months of 2003. The increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the nine month period of 2004 compared to the nine month period of 2003.

Capital Resources and Liquidity

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At October 2, 2004 the Company had cash and cash equivalents of $160,947,000 and working capital of $282,215,000.

The Company generated cash of $112,624,000 and $91,825,000 from operations for the nine months ended October 2, 2004 and September 27, 2003, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the third quarter of 2004 and 2003, the Company received total client cash collections of $228,112,000 and $214,000,000, respectively, of which 5.4% and 7.0% were received from third party client financing arrangements and non-recourse payment assignments.

Cash used in investing activities consisted primarily of capitalized software development costs of $44,662,000 and $43,720,000 and purchases of capital equipment, land and buildings of $38,622,000 and $58,096,000 in the nine months ended October 2, 2004 and September 27, 2003, respectively. The Company completed the sale of Zynx Healthcare Incorporated in the first quarter of 2004 for $12,000,000.

The Company’s financing activities for the first nine months of 2004 primarily consisted of repayment of debt of $20,251,000 and of the proceeds from the exercise of stock options of $18,033,000. For the first nine months of 2003 the Company’s financing activities primarily consisted of the repayment of long term debt of $13,084,000 and the purchase of treasury stock of $5,930,000.

The Company believes that its present cash position, together with cash generated from operations and if necessary the line of credit, will be sufficient to meet anticipated cash requirements during 2004. The Company has $90,000,000 of long-term, revolving credit from banks. At October 2, 2004 the Company had no outstanding borrowings under the agreement.

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

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at October 2, 2004 and January 3, 2004 was $320,000 and $680,000, respectively. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

At October 2, 2004, marketable securities (which consist of money market and commercial paper) of the Company were recorded at cost, which approximates fair value of approximately $161 million, with an overall average return of approximately 1.56% and an overall weighted maturity of less than 90 days. The marketable securities held by the Company are not subject to significant price risk as a result of the short-term nature of the investments.

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.75% at October 2, 2004) or LIBOR (1.84% at October 2, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt since substantially all of its long-term debt is at a fixed rate. The Company also had no borrowings outstanding under its working capital line of credit, which has a variable interest rate based on prime (4.75% at October 2, 2004) or LIBOR (1.84% at October 2, 2004) plus 2%. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk.

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

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	Changes in internal control over financial reporting. As of the end of the period covered by this Quarterly Report, there were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended October 2, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

c)	Limitations on the effectiveness of controls. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

On June 16, 2004 the Court granted the Company’s and the individual defendants’ Motion To Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On June 30, 2004, the Lead Plaintiff appealed the District Court’s dismissal of the action to the United States Court of Appeals for the Eighth Circuit. The parties have filed their appellate briefs but the Court of Appeals has not yet scheduled the appeal for oral argument. The Company does not know when the Court of Appeals will schedule oral arguments or rule on the appeal.

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

Report on Form 8-K/A filed with respect to Item 9 on October 22, 2004, which amended the text of the Press Release issued October 20, 2004.

Report on Form 8-K filed with respect to Item 9 on October 20, 2004, which contained the text of the Press Release issued that same date announcing earnings for the third quarter of 2004.

Report on Form 8-K filed with respect to Item 9 on September 8, 2004, which contained the text of the Third Amendment to Credit Agreement dated September 1, 2004 between the Company and U.S. Bank National Association, LaSalle Bank National Association, Commerce Bank, N.A. and UMB Bank, N.A..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

November 10, 2004	By:	/s/ Marc G. Naughton

Date	Marc G. Naughton
Chief Financial Officer