Form 10-K
period 2005-01-01
CERNER CORP /MO/
filed 2005-03-17
CIK 804753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Yes  ☑   No  ☐

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

Yes  ☑   No  ☐

     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2004 was $1,285,888,117.

     At February 28, 2005, there were 36,781,069 shares of Common Stock outstanding, of which 7,217,797 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the closing sale price of such stock on February 28, 2005, was $1,540,246,471.

     Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 27, 2005 are incorporated by reference in Part III hereof.

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

Cerner is taking the paper chart out of healthcare, eliminating error, variance and unnecessary waste in the care process. With more than 1,500 clients worldwide, Cerner is a leading supplier of healthcare information technology. Cerner® solutions give end users secure access to clinical, administrative and financial data in real time. Consumers retrieve appropriate care information and educational resources via the Internet.

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

Healthcare organizations utilize data gathered and stored within the Cerner Millennium architecture to improve the safety, efficiency and productivity of the entire enterprise. The Cerner Millennium architecture is designed to deliver medical knowledge and content to the point of care to help clinicians predict outcomes of treatment plans and deliver the most effective care.

The Healthcare Industry

During 2004, stories of medical errors grabbed the nation’s attention, and the cost of healthcare services continued to rise. As a result, several trends accelerated, including measures to increase quality through pay-for-performance initiatives and a movement toward consumer- and employer-driven care.

Healthcare Lags Other Industries in Technology Adoption

The healthcare industry continues to lag other markets in its adoption of technology to streamline processes, increase safety and create cost efficiencies. For example, the finance industry spends 8.6 percent of operating budget on technology while healthcare spends only 3 percent, according to the Information Week 500 study conducted in 2004. The need for increased use of technology in the delivery of healthcare appears to be reaching critical mass.

In the first half of 2004, healthcare costs rose 7.5 percent, according to the Center for Studying Health System Change (HSC) and the Employee Benefit Research Institute (EBRI). This number is high when compared to the 5.9 percent increase in per capita gross domestic product. Additionally, the cost of hospital operations increased 8 percent in 2004, representing the largest one-year jump in more than 10 years.

As consumers and healthcare organizations struggle to contain costs, many entities are driving incentives for healthcare organizations to increase care quality. Pay-for-performance efforts, for example, seek to align quality improvement with financial incentives rather than volume. To date, more than 100 plans exist, and many of them are moving toward structured measures, which include the use of healthcare information technology (HIT) and better outcomes, including both clinical and patient satisfaction. For example, the Centers for Medicare and Medicaid Services (CMS) is testing financial incentives to reward hospitals that demonstrate high quality performance with its Premier Hospital Quality Incentive, which rewards organizations in acute care. For ambulatory settings, CMS’ Doctors’ Office Quality (DOQ) project develops and tests a comprehensive, integrated approach to measuring the quality of care for chronic disease and preventive services. These efforts are intended to address rapidly increasing healthcare costs and quality of care issues by promoting a best practices approach and stimulating quality improvement and cost savings.

Consumer- and Employer-Driven Healthcare Become More Prevalent

While healthcare spending in the U.S. has held steady over the past two years, insurance costs continue to increase at a double-digit pace, forcing many employers to either shift the costs to employees or drop coverage altogether. According to the California-based Kaiser Family Foundation, in 2003, the number of employees covered by employer-sponsored health insurance dropped to 45 percent, down from 53 percent in 1999. Additionally, there are now 45 million uninsured Americans, an increase of 3.2 percent since 2002. From 2000 to 2004, the average family health insurance premium increased 59 percent.

Unfortunately, experts predict that insurance costs will continue to rise. In a USA Today article, UBS Analyst William McKeever predicted an insurance premium increase between 9 percent and 10 percent for 2005. As a result, employers and consumers are looking to minimize expenses, and an estimated 50 percent of employers have moved to consumer-driven health plans. These plans give consumers greater control and financial responsibility as they select the most cost effective services and prescriptions. Forrester Research predicts that the consumer-driven health plan membership will triple by 2005, making it the fastest-growing health plan sector.

In addition to consumers, many employers are also taking action to control costs and increase quality. Through employer-driven health plans, companies encourage employees to utilize hospitals that meet specific quality criteria. As an example, The Boeing Company established a plan in 2002 to encourage its employees to access hospitals that meet criteria developed by The Leapfrog Group, a coalition of 160 companies working to improve the safety, quality and affordability of healthcare. Hospitals are evaluated on their ability to meet these quality standards, such as the use of computerized physician order entry (CPOE), and certain union groups are encouraged to use the identified organizations over other hospitals. If the participating hospital meets national patient safety standards for specific procedures, the hospital stay is eligible for a benefit incentive payment of 100 percent. Those who select another facility pay 5 percent of their hospital bill, which can often equate to hundreds or thousands of dollars.

These quality initiatives place pressure on hospitals to invest in information technology to remain competitive, and Cerner’s technology is taking part in leading the way with respect to HIT solutions.

Patient Safety Remains in Forefront of National Agenda

The year 2004 marked the fifth anniversary of a report by the Institute of Medicine (IOM) that cited an unacceptably high rate of medical errors that resulted in an estimated 44,000 to 98,000 deaths per year in the United States. This report became a catalyst for improvement in healthcare as experts cited the numerous flaws associated with a paper-based system. While the report exposed the high rate of error, the progress made since its publication is unknown. This is due in large part to fragmented efforts to report medical errors.

Only with a cohesive, comprehensive strategy can patient safety goals be achieved. Cerner’s proven CPOE solution, with 65 acute care and 313 ambulatory live sites, can provide organizations with the clinical functionality and executable knowledge to minimize errors and improve compliance with standards at the point of care.

2004 may well be recognized as the year that the electronic medical record (EMR) entered the national political agenda. Starting in January with the State of the Union address, President Bush called for increased use of computerized health records to reduce costs, improve care and lower the risk of error. He also established a goal of having an EMR for most Americans within 10 years.

Momentum continued to build in April when the Health Level Seven (HL7) organization announced the passing of its ballot that created a model and accompanying standards for electronic health records. This initiative will aid the adoption of the technology by creating a common platform for their use.

In May, President Bush confirmed his commitment to HIT with the appointment of Dr. David Brailer as the first national health infrastructure technology coordinator. In his position, Dr. Brailer is tasked with bringing together the fragmented segments of healthcare to improve quality and reduce costs.

In July, Neal Patterson, Cerner chairman and CEO, participated in the second annual National Health Information Infrastructure (NHII) Summit in Washington, D.C., during which industry leaders discussed plans to transform the delivery of healthcare by building new health information infrastructure, including electronic health records and a nationwide network to link health records. While there, Patterson suggested a similar urgency as President Bush’s 10-year call for EMRs stating, “We are the generation that has to do this work.”

As the year came to a close, Dr. Brailer and Dr. Mark McClellan, administrator of CMS, spoke at Cerner’s Health Care Leadership Forum and Cerner Health Conference, both held in October. They both talked about the growing momentum around HIT and the important role the marketplace can play in hastening its adoption. 2005 promises to bring additional and important developments. Cerner plans to play a role in shaping them.

The Cerner Vision

Cerner’s vision has evolved from a fundamental thought: Healthcare should not be organized around an encounter; it should revolve around the individual. This concept led to Cerner’s Community Health Model and the creation of the person-centric Cerner Millennium architecture – a truly unified, enterprise-wide architecture. The Community Health Model encompasses four steps:

•	Automate the Core Processes

•	Connect the Person

•	Structure the Knowledge

•	Close the Loop

Automate the Core Processes

As long as medical information is isolated in a paper record, the inadequacies of today’s healthcare delivery system will likely remain. Nurses and pharmacists will be forced to interpret potentially illegible and incomplete orders. Physicians will not benefit from the real-time, contextual reference information available in automated solutions. And clinicians throughout a healthcare organization will continue to search for the single copy of the paper-based record; when it is not readily available, they may be forced to make critical care decisions without adequate information.

The elimination of the paper record can improve quality and safety, increase productivity, and generate better documentation from which clinical outcomes, financial performance and resource utilization can be benchmarked and analyzed.

With an EMR, clinicians view demographic information, medical history, lab results, vital signs and treatment plans, along with notes from healthcare team members. Guidelines and pathways relevant to the person’s medical condition help the physician make the best possible decisions in diagnosing and treating the patient. This comprehensive view of the person’s health helps ensure safer and higher-quality care.

Once all the steps of healthcare are captured electronically, the enhanced documentation will create the foundation for data collection that can become the backbone for structuring the knowledge of healthcare.

In addition to automating workflow, technology is essential in order to eliminate error, variance, waste, delay and friction – all of which contribute to declines in healthcare quality and increases in medical error. HIT can eliminate these factors, leading to an overall cost reduction in healthcare.

Connect the Person

Cerner is dedicated to helping build a new medium between the person and the physician, which empowers the individual and delivers higher-quality healthcare. A cultural shift toward self-directed care is breeding a new consumerism in healthcare. With a personal health record, individuals can store and access their medical information securely from anywhere they have Internet access. When combined with personalized health content, consumers gain a better sense of the care they are receiving and the options available to them. They communicate better with providers and more proactively manage their healthcare.

Structure the Knowledge

Cerner is dedicated to building information systems that treat every clinical decision as a learning event. Cerner solutions enable the industry to structure, store and study the application and outcomes of medical practice.

Cerner believes medicine must have a structure that allows physicians to record treatment and outcomes in such a way that it can be compared and contrasted with other methods. A common nomenclature that can exactly capture the meaning of input from physicians and clinicians is a necessary first step.

Cerner solutions store healthcare data and provide a framework for comparability. This structured data enables physicians to make sense of and glean value from the information that is gathered through automated processes and connected persons. Cerner believes that without a knowledge framework, data collected will provide no real benefit. By building this structure, Cerner opens the door for every encounter with a patient and every piece of new knowledge to be catalogued, measured and analyzed. This knowledge framework will allow providers to deliver better care and develop an improved understanding of medicine.

Close the Loop

Cerner is dedicated to building information systems that deliver evidence-based medicine, dramatically reducing the average time from the discovery of an improved method to the change in medical practice.

Advances in technology offer great opportunities in healthcare and must be used to deliver better care faster. The information learned must be applied. Today, patients may wait as long as 10 years before new medical knowledge reaches widespread use. With systems designed to embed evidence-based medicine inside the clinician’s workflow—using pathways, guidelines and alerts—physicians know that the best science can be leveraged in every medical decision. This leads to reduced variance and better outcomes.

Evolution of Community Health Model Connects Larger Communities

Over the next 25 years, medicine will become increasingly personalized and technology will become more accessible. Cerner has created four business areas to address this evolutionary progress. These segments, referred to by the Company as grid services, represent the utility-like potential of the services Cerner will offer to large communities of users. The underlying principles of this initiative are to:

•	Connect all stakeholders in the healthcare system;

•	Create a secure, transparent and open network for data sharing; and

•	Remove the clinical, financial and administrative friction.

The first grid is the physician and metro grid, which focuses on leveraging Cerner’s physician practice organization and on delivering a broad range of financial and clinical solutions to physician offices. The other grids are the state and regional grid, which drives the Company’s State and Regional Health Information Organization (RHIO) strategy and its next version of e-prescribing; the condition and disease management grid, which securely connects individuals with chronic conditions, such as diabetes and asthma, with their healthcare providers; and the transactional services grid, which seeks to eliminate friction in the healthcare system by supporting the processing and management of healthcare transactions.

The Cerner Strategy

Key elements of the Company’s business strategy include:

Penetrate the integrated healthcare provider market. Large healthcare systems represent a significant component of the healthcare information technology market. These organizations focus on improving safety and reducing costs through operating efficiencies. Cerner’s enterprise-wide, person-centric clinical and management solutions provide the technology to manage healthcare across an organization, significantly reducing costs, improving the efficiency of delivery and enhancing the quality of care.

Increase market share in individual domains and further penetrate the existing client base by cross-selling additional Cerner solutions. Cerner expects continued growth in clinical domain systems for specific markets such as nursing, physician office, laboratory, pharmacy, radiology, surgery, emergency medicine and cardiology, as institutions look to restructure and reengineer these high-cost centers.

Focus on independent physician practices. As healthcare becomes increasingly personalized, access to personal patient information is critical for both large integrated networks and independent physician practices. As such, Cerner will concentrate significant efforts to reaching physician practices of all sizes to systematize the healthcare process.

As part of these efforts, in January 2005, Cerner acquired the medical division of VitalWorks, Inc., a leader in the private physician office information technology market. This transaction expands Cerner’s presence in the physician practice market, an area which is expected to increase considerably as the federal government continues its push to bring medical information to the point of care. This acquisition, which adds 3,500 physician practices, builds on Cerner’s already substantial hospital-affiliated physician client base, giving it additional reach across the entire spectrum of the $4 billion ambulatory market.

Create the perfect client experience. As a client-focused company, Cerner recognizes that relationships are as critical to success as breadth and depth of solutions. As a result, its approach to client services is broad, encompassing everything from implementation and adoption to ongoing service and support. Once these elements are in place, healthcare organizations can realize the full benefits of HIT and achieve their goals of higher quality care and patient safety.

HIT purchasing decisions are expensive and often present a great risk to both the sponsoring organization and the ultimate decision-maker. Cerner is easing this process by creating a comprehensive approach to implementation and management of these complex systems. The Company is automating processes by creating a specific methodology designed to reduce the design/build/maintenance efforts by up to 50 percent. This effort is intended to significantly reduce implementation time and to lower the Company’s clients’ cost of ownership of Cerner solutions. The Cerner strategy also calls for easier system management, which will contribute to Cerner’s ability to achieve its goal of guaranteeing an industry-leading application availability rate.

Remain committed to a common architecture. Because Cerner believes that the constituents in health management need to work together to benefit defined populations in a community, the Company has made a commitment to a single, unified architecture as the platform for its health information and management systems. The Cerner Millennium architecture is scalable on a linear basis, using either Cerner compatible modules for process-oriented applications or competitive systems interfaced using open system protocols.

Develop innovative solutions and services. Building upon the Cerner Millennium architecture, Cerner intends to continue to lead the industry through new innovations. These solutions and services will complement existing solutions, address clients’ emerging HIT needs and employ technological advances.

In 2004, Cerner introduced PathNet Helix™, a breakthrough genomics solution for the laboratory. This first-of-its-kind solution allows genetic information to be stored in an electronic medical record, providing immediate access to information from genetic tests and helping clinicians plan the most effective therapy and treatment.

Additionally, the Company launched INet®Virtual, a cutting-edge solution for critical care units to achieve real-time data sharing across all domains of care, thus eliminating the communication barriers between care providers. The solution went live in November at the Borgess Medical Center in Kalamazoo, Michigan, a member of Ascension Health, the largest nonprofit health care system in the United States. This implementation, which will form the foundation for the national design for Ascension Health, was the first INet Virtual conversion for Cerner.

Cerner is committed to offering solutions that improve critical care quality, processes, safety and outcomes. Its vision is for a single critical care quality improvement solution that incorporates all standards and evidence. In February 2004, Cerner acquired Project IMPACT TM, a prominent solution in critical care performance benchmarking. This solution provides a unique complement to the Cerner critical care suite of solutions by marrying Project IMPACT with the decision-support and risk-adjustment capabilities of APACHE®.

Additionally, the PowerInsight® data-warehouse solution for healthcare business intelligence helps to transform healthcare by providing a foundation for the accurate measurement of a healthcare organization’s current business, delivering specific information and services required for continuous performance improvement.

Continue pursuit of excellence in implementations. Since the introduction of the Cerner Millennium architecture, Cerner has steadily decreased implementation timelines while increasing the number of solutions converted within those timelines. In 2004, Cerner turned on 1,079 Cerner Millennium applications, a 22 percent increase over 2003. This brings the total number of live applications to 3,767 at nearly 750 facilities.

Cerner’s prescribed practices implementation model, developed from more than 25 years of success in developing and implementing HIT solutions, is contributing to the record number of implementations. Comprised of a dedicated group of information technology consultants who specialize in Cerner Millennium implementations and work closely with clients, the team takes much of the implementation burden of database design and build activities away from the client. As a result, clients enjoy reduced time, cost and complexity of implementation.

Expand Managed Services. In addition to offering access to talent and economies of scale, there are some services that, in certain circumstances, the Company can perform better and more economically than its clients. Over the past several years, Cerner has added and offered a number of services, called Managed Services. This set of technical services includes remote hosting, application management and disaster recovery.

Build a reputation as a partner characterized by trust and integrity. In an era in which corporate financial scandals seem almost a constant in the headlines, Cerner pledges to promote trust and integrity in every client relationship it establishes. Cerner’s three original founders – still in leadership positions at the Company today – along with its long history of solid financial performance are testaments to the Company’s commitment.

Continue to expand global presence. Cerner has an immense opportunity to revolutionize the practice and delivery of healthcare throughout the world through its leadership in clinical systems and patient safety. To that end, Cerner continues to make significant investments in the infrastructure development to support these efforts.

Cerner signed a contract with St. James’s Hospital in 2004, an organization that has emerged as the largest acute general hospital in the Republic of Ireland. Cerner is providing an integrated RIS/PACS system with Scheduling and PowerChart® for orders and results.

In 2004, Cerner and its partner Atos Origin (formerly SchlumbergerSema) delivered key milestones in bringing the Choose and Book system live in England. From a technical point of view, the project is the most advanced deployment of the Cerner Millennium architecture to date. The Company demonstrated that the solution could handle large volumes of transactions while meeting extremely high service level requirements. The system handled about 2.8 million service requests per hour, and the database managed 5,000 SQL executions per second. The testing validated the scalability and performance of the Cerner Millennium Web Experience architecture.

Other countries and regions around the world are taking England’s lead for a countrywide examination of HIT to modernize their healthcare systems. Across Europe, for example, there is an increased understanding of the need for improved access to information to facilitate the frequent movement of citizens across the European Union, according to a recent report by Frost & Sullivan. Cerner is optimistic about the global market and is expanding to new countries and responding to opportunities.

Solutions

Cerner Millennium solutions run on a single healthcare architecture uniquely capable of storing, retrieving and disseminating clinical and financial information across an entire health system. The Cerner Millennium solutions are dedicated to meeting the automation needs of every segment of the care continuum.

Cerner solutions can be acquired individually or as a fully unified health information system. Cerner also markets more than 200 solution options that complement Cerner’s major information systems. In addition, Cerner offers comprehensive consulting services—including learning services, readiness assessments, planning and change management and process redesign—and also sells third-party computers and related hardware to its software licensees.

Financial information regarding the Company’s operating segments is included under the caption “Operations by Segment” under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and also under the caption “Segment Reporting” as presented in Note 13 of the consolidated financial statements.

Enterprise Repositories

The unique architecture of Cerner Millennium solutions sets Cerner apart from the competition. A key part of the Cerner Millennium architecture is the data repositories—the underlying foundation for Cerner solutions—which allow healthcare organizations to manage and make use of the data collected along the healthcare continuum.

The Open Clinical Foundation® repository manages clinical information with an open, standard medical terminology, providing the foundation for the EMR.

The MultiMedia Foundation™ repository provides the clinical and document imaging foundation for the EMR.

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

Care Management

PowerChart Enterprise Clinical Data Repository is Cerner’s enterprise-wide electronic medical record system. It includes a robust data repository that is shared across all Cerner Millennium solutions, and a highly interactive clinician’s desktop used for viewing, ordering, documenting and managing care delivery. PowerChart is unified with the PowerOrders® solution to provide Computerized Physician Order Entry (CPOE).

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

Cerner ProVision™ Document Image Management System manages document images across the entire healthcare organization, including both clinical and non-clinical departments.

The ProFile®Health Information Management System helps meet the operations management needs of the health information management (medical records) department with functionality that simultaneously manages paper, document images and computerized records within a single application.

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

Medical Transcription Management Solutions offer unprecedented levels of accuracy and efficiency of transcribed documents by leveraging clinical data to auto-create report content.

Clinical Systems

Points of Care

The INet® Critical Care Management System is designed to automate the entire care process in critical care settings. It supports complete nursing documentation with automated capture of bedside monitor and device data. Physician workflow is automated with both documentation and flow sheet embedded Computerized Physician Order Entry (CPOE). Both nursing and physician workflows are enhanced with closed loop meds process and remote patient monitoring capabilities. Embedded knowledge augments patient safety with critical care specific nursing and physician documentation templates and alerts. Outcome analysis (with premier solutions like APACHE®) is also embedded in the critical care workflow.

The CareNet® Acute Care Management System is designed to automate and streamline the work and care delivery processes for nursing and the entire acute care team. It provides the framework for accessing patient data, directing clinicians to care activities that need to be completed and managing tasks. CareNet provides improved communication and the coordination of care as it connects each member of the care team to a unified plan of care and common system. Everyone involved in the care of a patient can view an up-to-date version of the care plan, allowing physicians and nurses to make the best decisions possible. The CareNet system also promotes patient safety through access to strong clinical decision support, evidence-based nursing and knowledge-based best practices, alerts and reminders, thereby reducing errors and variability in the care process.

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

The SurgiNet® Surgery and Anesthesia Management System is designed to automate the needs of the entire perioperative environment, including functions of professional staff and material resource scheduling, supply chain management, perioperative documentation, patient tracking, anesthesia documentation, and physiological monitoring at the bedside or in the operating room suite. The solution gives clinicians real-time access to clinical and historical patient data from past surgical events in addition to supporting planning for anesthesia care and surgical case preparation. The SurgiNet system also offers financial and operational reporting tools to analyze and support continuous improvement in total perioperative workflow.

The Cerner Women’s Health Information System automates the care processes in women’s centers, Ob/Gyn offices, labor and delivery units and in newborn care areas in the hospital. This solution is designed to support the clinical workflow, information needs and specific challenges faced in women’s healthcare.

The FirstNet® Emergency Department Information System provides a comprehensive solution to the challenges emergency departments face to streamline process flows, comply with Health Insurance Portability and Accountability Act and Emergency Medical Treatment and Active Labor Act regulations, comply with CMS requirements and ensure appropriate reimbursement. The FirstNet system is an emergency department clinician and management tool for quick and effective patient tracking, ordering, results and medical record review, online clinical documentation, prescription writing, patient education and evidenced-based coding.

The PowerChart Office® Management System supports the broad range of clinical and business activities that occur within a physician office, clinic or large physician organization. This system ties the physician office together with other medical entities and automates key care team activities in both primary and specialty care settings.

Clinical Centers

The PathNet® Laboratory Information System (LIS) addresses the clinical, financial and managerial needs of a comprehensive laboratory setting with unified solutions for: general laboratory, microbiology, blood bank transfusion, blood bank donor, anatomic pathology, human leukocyte antigen (HLA) and total outreach services. Innovative laboratory solutions such as patented Synoptic Reporting for Anatomic Pathology solution, the Gajema® system for outreach client service, courier, fleet and phlebotomy management, and the PathNet Helix™ solution for molecular diagnostic/genomics are just several examples of how PathNet continues to set the bar in the LIS market. The PathNet system automates laboratory processes while capturing crucial data for operational success and increased patient safety, ensuring the production of accurate and timely reports and the maintenance of accessible laboratory records.

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

The MultiMedia Foundation™ integrates images, slides, photos, audio, video and waveforms, enabling a comprehensive EMR, enterprise-wide access to images and enhanced clinical decision support.

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

Decision Support and Knowledge

The Discern Expert® solution is an event-driven, rules-based decision support software application that allows users to define clinical and management rules that are applied to event data captured or generated by other applications. It supports both synchronous (real-time, interactive) processing and asynchronous (non-interactive) processing of events.

The Discern Explorer® solution is a decision support software application unified with other Cerner Millennium clinical and management information systems that allows users to execute predetermined or ad hoc queries and reports regarding process-related data that is generated by the other applications.

Executable Knowledge® solutions help clinicians assess and treat illnesses and improve outcomes based on the most current medical knowledge. Knowledge is customized to the individual and embedded within the Cerner Millennium architecture via order sets, plans of care, alerts and notifications including Adverse Drug Event (ADE) prevention alerts and clinical documentation. Reports measure compliance against key clinical standards to help organizations benchmark and enhance care quality.

MediSource™ solutions provide caregivers and consumers alike with access to drug information from Cerner Multum and the ability to perform drug interaction checking to prevent adverse events. Patient safety is enhanced through dose range checking capabilities that determine the appropriate medication dose based on the age, weight and physiology of an individual.

APACHE clinical decision support and outcomes management systems manage the clinical and financial outcomes of high-risk patients in critical and acute care.

The PowerInsight solution is a comprehensive healthcare intelligence and data warehouse for healthcare. It enables clinical leadership and healthcare executives to collect, measure, analyze and benchmark data, thereby deriving insights to enable positive changes in clinical processes and operational performance.

The Health Facts® repository is Cerner’s comparative data warehouse for benchmarking information and services for subscribers to support their own improvement processes.

Cerner Health Insights (CHI) provides clinical insight into pharmaceutical and biotech challenges. Cerner’s delves deeply into the realities of clinical practice, helping its clients formulate business responses to outcomes and economic issues.

The HealthSentry™ bio-surveillance network collects critical biological information about potential disease outbreaks and analyzes data for specific patterns or trends.

Consumer

Cerner’s IQHealth® solution is dedicated to closing the healthcare information loop by delivering the right information to the right person at the right time, and often the right person is the patient. A care delivery organization has not truly closed the loop on healthcare information until they have placed the patient at the center of care. Cerner’s IQHealth solution creates an online dialogue between hospital, physician and patient. Using the Internet, patients can maintain their personal health record, gain educational support and receive guidance in managing their health.

Cerner’s IQHealth solution empowers patients to become active members of their care team. By extending the clinical suite to include interaction with patients, healthcare providers can more efficiently deliver care and enhance the satisfaction of the community. Cerner’s IQHealth solution includes the consumer Web framework, personal health record, physician and consumer messaging and disease-specific modules, as well as a patient medical record view and patient appointments module.

Packaged Solutions

Computerized Physician Order Entry (CPOE)

Cerner offers a total CPOE solution ranging from basic automation to complete medication integration.

CPOE enables automated physician ordering of medications, diagnostic tests and treatment plans. Orders are checked using decision-support tools to determine if they are in line with standards and appropriate for the person’s individual situation. Physicians are alerted to potential problems and prompted to consider alternatives. Actions are documented in the patient’s EMR.

Cerner’s CPOE solution facilitates safe and efficient care across multiple care venues. It goes beyond automating the ordering process by embedding the latest clinical knowledge to provide effective decision support and guidance. The solution is seamlessly unified with the EMR, pharmacy, medication administration, care documentation and ancillary systems to close the loop in the medication management process. By unifying care in this manner, Cerner CPOE helps clients address potential errors across the entire process.

Cerner’s CPOE solution includes a physician-centric ordering application (PowerOrders), a powerful decision-support engine with rules and alerts (Discern Expert and MediSource), and clinical documentation (Care Documentation and more), all integrated within a robust clinical data repository (PowerChart).

PowerPOC

PowerPOCTM is a solution set of supporting, multisystem offerings that automate the documentation of medication administration and documentation of tasks related to specific physician/nursing orders at the point of care (POC). This solution set provides notification to the clinician when inconsistencies occur that could represent potential medication administration errors.

This graduated solution set facilitates patient safety through barcode verification of the “Five Rights” of data review and collection, as well as medical devices integration at the patient bedside. Solutions within the PowerPOC family include: CareAdmin™; CareMobile™; and CareGuard™ solutions.

Homecare

Cerner BeyondNow provides innovative information technology solutions to the homecare industry. The HomeWorks® solution is a complete office-based homecare information management system targeting business needs in a quickly changing, fast paced environment. The HomeWorks solution manages data from the point of the first referral call to the point of the last service payment. The RoadNotes® solution enables users to extend complete patient information from point-of-care to the office system. Caregivers have access to complete patient charts, profiles and histories – for the information needed to make informed decisions.

Physician Solutions

Cerner Physician Practice solutions offer high-end, leading technology software solutions to a wide variety of office-based and hospital-based medical specialties, as well as large physician networks and enterprises. This comprehensive physician practice suite enables general medicine and individual specialty practices to provide efficient, high quality care while improving reimbursements and streamlining processes.

Rather than offering a one-size-fits-all “all-specialty” application, Cerner Physician Practice solutions offer many specialty-specific applications and services. Specialty areas include anesthesiology, cardiology, ophthalmology, dermatology and podiatry.

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

The Cerner Academic Education Solution is the only clinical information system adapted to support automated curricula and classroom instruction in nursing, medical and allied health schools, preparing future healthcare professionals for success in an IT-driven environment.

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

Software Development

Cerner commits significant resources to developing new health information system solutions. As of January 1, 2005, approximately 1,752 associates were engaged full-time in software solutions development activities. Total expenditures for the development and enhancement of the Company’s software solutions were approximately $188,264,000, $179,999,000 and $149,985,000 during the 2004, 2003 and 2002 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

The Company expects to continue investment and development efforts for its current and future solution offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current software solutions lines with new versions released to clients on a periodic basis. In addition, Cerner plans to: expand its current software solution lines by developing additional information systems for clinical, financial, operational and/or consumer use; continue to support simultaneous use of Cerner’s solutions across multiple facilities; and, continue to expand in the global marketplace.

The Company is committed to maintaining open attributes in its system architecture to achieve operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner’s Open Engine Application Gateway, Open Port Interface and MillenniumObjects solutions lines.

Sales and Marketing

The markets for Cerner’s HIT solutions include integrated delivery networks, physician groups and networks and their managed service organizations, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales has been in clinical solutions in hospital-based provider organizations. The Cerner Millennium architecture is highly scalable, with solutions being used in hospitals ranging from fewer than 50 beds to more than 2,000 beds and managed care settings with more than 2,000,000 members. All Cerner Millennium solutions are designed to operate on HP or IBM platforms, thereby allowing Cerner to be price competitive across the full size and organizational structure range of healthcare providers. The sale of a health information system usually takes approximately nine to 18 months, from the time of initial contact to the signing of a contract.

The Company’s executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Argentina, Australia, Belgium, Canada, Chile, France, Germany, India, Singapore, Malaysia, Spain, the United Kingdom and the United Arab Emirates. Cerner’s consolidated revenues include foreign sales of $64,333,000, $54,191,000 and $36,634,000 for the 2004, 2003 and 2002 fiscal years, respectively.

The Company supports its sales force with technical personnel who perform demonstrations of Cerner solutions and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner attends a number of major tradeshows each year and sponsors executive user conferences, which feature industry experts who address the HIT needs of large healthcare organizations.

Client Services

Significantly all of Cerner’s clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support staff located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in the United Kingdom. Most of Cerner’s clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. Cerner also offers a set of managed services that include remote hosting, application management services and disaster recovery.

Backlog

At January 1, 2005, Cerner had a contract backlog of approximately $1,191,170,000 as compared to approximately $938,221,000 at January 3, 2004. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software solutions. At January 1, 2005, the Company had approximately $96,909,000 of contracts receivable, which represents revenues recognized under the percentage of completion method but not yet billable under the terms of the contract. At January 1, 2005, Cerner had a software support and maintenance backlog of approximately $347,662,000 as compared to approximately $312,887,000 at January 3, 2004. Such backlog represents contracted software support and hardware maintenance services for a period of twelve months. The Company estimates that approximately 44% percent of the aggregate backlog at January 1, 2005 of $1,538,832,000 will be recognized as revenue during 2005.

Competition

The Company faces a highly competitive environment in the HIT market. The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company’s principal existing competitors include Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions and services. There are other competitors that offer a more limited number of competing software solutions and services. In addition, the Company expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software/solutions or services. The pace of change in the HIT systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.

Other Factors Affecting The Company’s Business

Information under the caption “Factors That May Affect Future Results of Operations, Financial Condition of Business” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 is incorporated herein by reference. Such information includes a discussion of various factors that could, among other things, affect the Company’s business in the future, including: (a) variations in the Company’s quarterly operating results; (b) volatility of the Company’s stock price; (c) changes in the healthcare industry; (d) significant competition; (e) the Company’s proprietary technology may be subjected to infringement claims or may be infringed upon; (f) government regulation; (g) the possibility of product-related liabilities; (h) possible failures or defects in the performance of the Company’s software; (i) risks associated with the Company’s global operations; (j) recruitment and retention of key personnel; (k) risks related to doing business with third party suppliers; and, (l) the potential inconsistencies in sales forecasts compared to actual sales.

Number of Employees (“Associates”)

As of January 1, 2005, the Company employed 5,345 associates worldwide.

Item 2. Properties

The Company’s world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 739,000 square feet of useable space (the “Campus”), inclusive of the new buildings described below. As of January 1, 2005, the Company was using approximately 736,000 square feet and substantially all of the remainder was leased to tenants. In 2004, the Company purchased approximately 12 acres of unimproved real estate adjacent to the Cerner World Headquarters for campus expansion. An access road has been built to the property; plans are underway for further development. In November 2004, the Company entered into a lease for approximately 127,000 rentable square feet of property located at 3315 North Oak Trafficway in Kansas City, Missouri. The office space, known as the Cerner Oaks Campus, will initially house associates from the Cerner Managed Services and Cerner Technologies groups. The lease contains an option to purchase the building at fair value. In the first quarter of 2002, the Company began construction of a new facility situated between the buildings located at 2800 and 2900 Rockcreek Parkway on the Campus. This facility was completed on August 1, 2003 and is approximately 123,000 gross square feet in size. This new facility, referred to as Cerner’s World Headquarters Building, houses offices, a cafeteria and meeting space for the Company. In 2002, the Company also began construction of a new office building located on the Campus. This facility, approximately 200,000 gross square feet in size, was completed in December 2003 and houses office and meeting space for the Company.

The Company also owns property located along the north riverbank of the Missouri River, approximately 2 miles from the Company’s Campus. This property consists of an 80,000 square foot building and a 1,300-car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company and third parties. The Company has also made use of the parking garage to meet overflow-parking demands on the Company’s Campus.

As of March 2005, the Company also leased office space in: Birmingham, Alabama; Beverly Hills, California; Denver, Colorado; Alpharetta, Georgia; Overland Park, Kansas; Waltham, Massachusetts; Bel Air, Maryland; Minneapolis, Minnesota; Rochester, Minnesota; Kansas City, Missouri; Charlotte, North Carolina; Beaverton, Oregon; Houston, Texas; and Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Sydney, Australia; Brussels, Belgium; Santiago, Chile; London-Ontario, Canada; London, England; Paris, France; Aachen and Idstein, Germany; Bangalore, India; Kuala Lumpur, Malaysia; and Barcelona, Spain. In 2004, the Company’s Detroit, Michigan and St. Louis, Missouri offices were closed as the Company relocated many associates to its World Headquarters Campus.

Item 3. Legal Proceedings

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

On August 20, 2003, the Court ordered that all of the lawsuits be consolidated under Case No. 03-CV-00296-DW and appointed Phil Crabtree as Lead Plaintiff. On December 1, 2003, the Lead Plaintiff filed a Consolidated Class Action Complaint. In general, the consolidated complaint alleges that, during a class period commencing as of July 17, 2002 and ending April 2, 2003, the Company and individually named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

On June 16, 2004 the Court granted the Company’s and the individual defendants’ Motion to Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On June 30, 2004, the Lead Plaintiff appealed the District Court’s dismissal of the action to the United States Court of Appeals for the Eighth Circuit. The parties filed their appellate briefs and the issues were argued before the Eighth Circuit on January 13, 2005. The matter is now submitted to the Eighth Circuit for decision but the Company does not know when the Court of Appeals will rule on the appeal.

The Company believes that the District Court was correct in dismissing the consolidated complaint and that all the claims asserted in that complaint are without merit. In the event that the Court of Appeals reverses the District Court’s dismissal, the Company intends to continue with its vigorous defense of those claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 1, 2005.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of March 9, 2005. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	55	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	54	Vice Chairman of the Board of Directors

Earl H. Devanny, III	53	President

Paul M. Black	46	Executive Vice President and Chief Operating Officer

Douglas M. Krebs	47	Senior Vice President Cerner and General Manager of Cerner Europe, Middle East and Asia Pacific Organization

Marc G. Naughton	50	Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend	41	Senior Vice President

Mike Valentine	36	Senior Vice President and General Manager of U.S. Client Organization

Randy D. Sims	44	Vice President, Chief Legal Officer and Secretary

Shellee K. Spring	39	Vice President, Intellectual Property

Julia M. Wilson	42	Vice President and Chief People Officer

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

Paul M. Black joined the Company in March of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and Chief Sales Officer and to Executive Vice President in September of 2000. In January of 2003 Mr. Black was named Executive Vice President of the U.S. Client Organization. In February of 2005 Mr. Black was named Chief Operating Officer. Prior to joining the Company, he spent twelve years with IBM Corporation.

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

Mike Valentine joined the Company in December 1998 as Director of Technology. He was promoted to Vice President in 2000 and to President of Cerner Mid America in January of 2003. In February 2005, he was named General Manager of the U.S. Client Organization and was promoted to Senior Vice President in March 2005. Prior to joining the Company, Mr. Valentine was with Accenture Consulting.

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

Shellee K. Spring joined the Company in September 1989 as a systems engineer. Since that time, she has held several positions throughout the Company including positions in the Consulting, Sales and Intellectual Property Organizations. She was promoted to Vice President in March 1999.

Julia M. Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group organization. She was promoted to Vice President and to the position of Chief People Officer in August 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s common stock trades on The NASDAQ Stock Market® under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2004 and 2003 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	2004			2003
	High	Low	Last	High	Low	Last
First quarter	47.63	37.36	44.81	38.45	30.22	32.81
Second quarter	47.25	39.89	42.74	32.38	16.50	23.25
Third quarter	46.94	41.37	44.61	37.55	20.08	31.42
Fourth quarter	53.59	43.98	53.17	46.12	30.87	38.51

At January 31, 2005, there were approximately 1,600 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the shareholders’ best interest to reinvest funds in the operation of the business.

Item 6. Selected Financial Data

					2000
	2004	2003	2002	2001	(8)(9)
(In thousands, except per share data)	(1)(2)		(3)(4)(5)	(6)(7)	(10)(11)(12)
Statements of Earnings Data:
Revenues	$926,356	839,587	780,262	560,802	414,551
Operating earnings	111,464	78,097	90,820	61,350	21,922
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	107,920	71,222	80,625	(63,314)	172,123
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	(786)	—	—
Net earnings (loss)	64,648	42,791	48,022	(42,366)	105,265

Earnings (loss) per share:
Basic	1.79	1.21	1.36	(1.21)	3.08
Diluted	1.72	1.18	1.30	(1.21)	2.96

Weighted average shares outstanding:
Basic	36,087	35,355	35,458	34,907	34,123
Diluted	37,571	36,356	37,050	34,907	35,603

Balance Sheet Data:
Working capital	$310,229	246,412	282,135	189,488	186,181
Total assets	982,265	854,252	779,279	712,302	616,411
Long-term debt, net	108,804	124,570	136,636	92,132	102,299
Shareholders’ equity	597,485	494,680	441,244	394,839	343,717

(1)	Includes a gain on the sale of Zynx Health Incorporated. The impact of this gain is a $1.8 million increase, net of $1.2 million tax expense, in net earnings and increase to diluted earnings per share of $.05 for 2004.

(2)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.06 for 2004.

(3)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.09 for 2002.

(4)	Includes a charge for impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.17 for 2002.

(5)	Includes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.02 for 2002.

(6)	Includes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million, net of $2.7 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.13 for 2001.

(7)	Includes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million, net of $46.1 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $2.21 for 2001.

(8)	Includes an investment gain of $120.4 million, net of $68.3 million tax expense, related to the conversion of shares of CareInsite common stock to shares of WebMD common stock. The impact of this investment gain was to increase diluted earnings per share by $3.38 for 2000.

(9)	Includes an investment loss of $24.5 million, net of $13.9 million tax benefit, related to the sale of shares of WebMD common stock. The impact of this investment loss was to decrease diluted earnings per share by $.69 for 2000.

(10)	Includes a charge of $6.7 million related to the write-down of intangible assets associated with the acquisition of Health Network Ventures, Inc. The impact of this charge was to decrease diluted earnings per share by $.19 for 2000.

(11)	Includes a charge of $3.2 million related to the acquisition of CITATION Computer Systems, Inc. The impact of this charge on diluted earnings per share was ($.09) for 2000.

(12)	Includes a charge of $1.0 million, net of $.7 million tax benefit, related to the acquisition of ADAC Healthcare Information Systems, Inc. The impact of this charge was to decrease diluted earnings per share by $.03 for 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. Cerner derives revenue by selling, implementing and supporting software solutions and hardware that gives healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner solutions can be managed by the Company’s clients or in Cerner’s data center via a managed services model.

Results Overview

The Company delivered strong results in 2004. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were $917,367,000 in 2004, an increase of 13% compared to $811,258,000 in 2003.

Total revenues for 2004 were $926,356,000, an increase of 10% compared to 2003. The revenue composition was $351,861,000 in system sales, $241,439,000 in support and maintenance, $300,975,000 in services and $32,081,000 in reimbursed travel. Systems sales revenue, which includes licensed software, sub-licensed software, hardware, and subscriptions, grew 6% in 2004. Services revenue, which includes managed services, grew 13% for the year. Support and maintenance revenue grew 15% for the year.

The Company’s solid bookings drove a 27% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the year at $1,191,170,000. Backlog grew faster than revenue again in 2004 as the Company continued to experience strong growth in managed services and subscription bookings, which are recognized as revenue over a longer period of time than other types of bookings, such as software and hardware. Collectively, managed services and subscription bookings accounted for about 24% of total bookings margin in 2004 compared to approximately 20% in 2003 and 15% in 2002. This continued shift in mix provides greater visibility of revenue going into 2005 and beyond.

The strong growth in managed services bookings contributed to a decline in hardware bookings and hardware revenue in 2004 as clients electing managed services do not need to make the upfront hardware purchase that they would make in a transaction that does not include managed services. As a result, hardware revenue declined 18% in 2004 compared to 2003. Licensed software revenue grew at a strong rate of 14% in 2004, but this growth was partially offset by the decline in hardware revenue, resulting in lower system sales growth of 6% for 2004. Despite the near-term impact on system sales, the Company views this mix shift favorably because the higher level of managed services bookings improves the visibility of future revenue streams.

Net earnings increased from $42,791,000 in 2003 to $64,648,000 in 2004. Included in 2004 results are an adjustment in the third quarter of 2004 related to a prior period vacation pay accrual (see Note 14 to consolidated financial statements) that reduced net earnings by $2,076,000, net of $1,270,000 of tax, and a gain on the sale of Zynx Health Incorporated in the first quarter of 2004 that increased net earnings by $1,826,000, net of $1,197,000 of tax. Excluding these two items, 2004 net earnings would have been $250,000 higher, or $64,898,000.

The increase in net earnings was driven by revenue growth and margin expansion. Operating margins were 12.0% (12.4% prior to the vacation accrual adjustment) for 2004 compared to 9.3% in 2003. Going forward, management believes the Company can continue to increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales, general and administrative spending.

The Company’s operational performance was also very strong in 2004. The Company brought a record 1,079 Cerner Millennium solutions live in 2004, bringing the cumulative number of solutions implemented to more than 3,700 at nearly 750 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In 2004, the Company generated $168,304,000 of cash flow from operations, compared to $134,150,000 in 2003. Free cash flow, defined as operating cash flow less capital expenditures and capitalized software, was $52,902,000 in 2004 compared to ($8,169,000) in 2003.

Healthcare Information Technology Market

The Company believes the market for healthcare information technology remains strong. The healthcare information technology industry, and Cerner specifically, continues to benefit from the focus healthcare providers have placed on using technology to drive major patient safety and quality initiatives into their organizations with the ultimate goal of becoming completely digital or paperless. In addition, the Company continues to benefit from its clients’ increased desire to have a common architecture spanning clinical, management and financial solutions.

In many ways, the Company believes 2004 was a defining year for the healthcare information technology industry. President Bush began the year by proclaiming in his State of the Union Address that we can avoid dangerous medical mistakes, reduce costs and improve care by computerizing health records. The President also established a goal for every American to have a personal health record within the next 10 years, and he reaffirmed that goal in his 2005 State of the Union Address. In the spring of 2004, the President created a sub-cabinet position at the Department of Health and Human Services (HHS) to spearhead this effort. In the summer of 2004, Senator Hillary Clinton and Majority Leader Bill Frist took to the pages of the Washington Post to opine in bipartisan fashion that information technology is central to solving the healthcare crisis. And as the Democratic and Republican parties laid out their agendas in January of 2005 for the 109th Congress, both signaled a strong commitment to healthcare information technology.

Finally, 2004 saw more widespread adoption of pay-for-performance compensation systems for both hospitals and physician offices. Employers such as General Motors, Delta Airlines, UPS, Verizon, General Electric, and Boeing led the way both at the company level and through The Leapfrog Group’s standards. And in February of 2005, the Center for Medicare and Medicaid Services (CMS) announced the first ever Medicare pay-for-performance initiative for doctors.

In summary, 2004 was an exciting year of increased focus on healthcare information technology. Although no assurances can be provided, management believes, and recent events suggest, that this momentum could continue.

Results of Operations

Year Ended January 1, 2005, Compared to Year Ended January 3, 2004

The Company’s revenues increased 10% to $926,356,000 in 2004 from $839,587,000 in 2003. The Company had net earnings of $64,648,000 in 2004 compared to $42,791,000 in 2003. Included in 2004 net earnings are an adjustment in the third quarter of 2004 related to a prior period vacation pay accrual that reduced net earnings by $2,076,000, net of $1,270,000 of tax, and a gain on the sale of Zynx Health Incorporated, in the first quarter of 2004 that increased net earnings by $1,826,000, net of $1,197,000 of tax. Excluding these two items, 2004 net earnings would have been $250,000 higher, or $64,898,000.

Revenues - In 2004, revenues increased due to an increase in system sales, support of installed systems and an increase in services. Support, maintenance and service revenues increased 14% to $542,414,000 in 2004 from $476,795,000 in 2003. Support and maintenance revenues were $241,439,000 and $209,876,000 in 2004 and 2003, respectively. Services revenues were $300,975,000 and $266,918,000 in 2004 and 2003, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, managed services and professional services, excluding installation. The increase in support and maintenance revenue was due primarily to the increase in the Company’s installed and converted client base, that was driven by bringing a record number of Cerner Millennium solutions live in 2003 and 2004. The increase in services revenue was driven by increased professional services billable hours and a strong increase in managed services.

System sales increased 6% to $351,861,000 in 2004 from $332,349,000 in 2003. Included in system sales are revenues from the sale of software, hardware and sublicensed software. This increase is due primarily to an increase in license software sales that was partially offset by declines in hardware sales.

At January 1, 2005, the Company had $1,191,170,000 in contract backlog and $347,662,000 in support and maintenance backlog, compared to $938,221,000 in contract backlog and $312,887,000 in support and maintenance backlog at the end of 2003.

Cost of Revenues - The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 21% of total revenues in 2004, and 23% of total revenues in 2003. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from computer hardware and sublicensed software, which carry a higher cost of revenue percentage. The Company believes this trend could continue because of strong demand for its managed service offering, which results in lower hardware sales because the client does not purchase hardware when it chooses this offering.

Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 41% and 42% in 2004 and 2003, respectively. The increase in total sales and client service expenses to $383,628,000 in 2004 from $352,728,000 in 2003 is primarily due to an increase in personnel and personnel related expenses. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.

Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2004 and 2003 were $188,264,000 and $179,999,000, respectively. These amounts exclude amortization. Capitalized software costs were $58,912,000 and $58,736,000 for 2004 and 2003, respectively. The increase in aggregate expenditures in software development in 2004 is due to continued development of Cerner Millennium solutions.

General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. These expenses as a percent of total revenues were 7% in both 2004 and 2003. Total general and administrative expenses were $63,327,000 and $58,236,000 for 2004 and 2003, respectively. General and administrative expenses for 2004 include a prior period adjustment to increase vacation pay accrual of $3,346,000. Excluding the adjustment to increase vacation pay accrual, general and administrative expenses as a percent of revenues were 6% in 2004.

Interest Expense, Net - Interest income was $3,022,000 in 2004 compared to $1,219,000 in 2003. This increase is due primarily to higher interest rates, and a higher cash balance fed by cash collections. Interest expense was $9,174,000 in 2004 compared to $8,236,000 in 2003.

Other Income, Net - Other income increased from $142,000 in 2003 to $2,608,000 in 2004. This increase is due primarily to a gain on the sale of Zynx Health Incorporated. Also included in other income are revenues from office space leased to third parties.

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

The following table presents a summary of the operating information for 2004 and 2003 (in thousands):

	Operating Segments
	Great	Mid-	North	South-
2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$157,627	$201,570	$179,520	$148,186	$150,694	$64,333	$24,426	$926,356

Cost of revenues	29,805	32,588	41,050	35,487	28,577	8,938	19,903	196,348
Operating expenses	27,689	31,618	30,487	33,267	33,827	38,411	423,245	618,544

Total costs and expenses	57,494	64,206	71,537	68,754	62,404	47,349	443,148	814,892

Operating earnings	$100,133	$137,364	$107,983	$79,432	$88,290	$16,984	$(418,722)	$111,464

	Operating Segments
	Great	Mid-	North	South-
2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$153,949	$160,633	$149,585	$145,312	$161,840	$54,191	$14,077	$839,587

Cost of revenues	36,910	35,447	37,520	40,784	28,321	13,450	1,858	194,290
Operating expenses	24,897	24,815	26,788	29,454	28,223	35,814	397,209	567,200

Total costs and expenses	61,807	60,262	64,308	70,238	56,544	49,264	399,067	761,490

Operating earnings	$92,142	$100,371	$85,277	$75,074	$105,296	$4,927	$(384,990)	$78,097

Operating earnings in the Great Lakes segment increased 9% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues increased 2% in 2004 compared to 2003. The increase in total revenues is due primarily to strong increases in licensed software and support revenues that were largely offset by a decrease in hardware and professional services revenues in 2004 compared to 2003. Costs of revenues were 19% and 24% of total revenues of the Great Lakes segment for 2004 and 2003, respectively. The decrease in the cost of revenues as a percent of revenue is due primarily to lower hardware sales in 2004 as compared to 2003. Costs of revenues, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Operating earnings in the Mid-America segment increased 37% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues increased 25% in 2004 compared to 2003. The increase in total revenues is due primarily to a strong increase in licensed software and professional services revenues in 2004 compared to 2003. Costs of revenues were 16% and 22% of total Mid-America segment revenues for 2004 and 2003, respectively. The decrease in the cost of revenues as a percent of revenue is due primarily to lower hardware sales in 2004 as compared to 2003.

Operating earnings in the North Atlantic segment increased 27% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues increased 20% in 2004 compared to 2003. The increase in revenues is due primarily to an increase in licensed software and professional services revenues in 2004 compared to 2003. Costs of revenues were 23% and 25% of total North Atlantic segment revenues for 2004 and 2003, respectively.

Operating earnings in the Southeast segment increased 6% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues increased 2% in 2004 compared to 2003. Costs of revenues were 24% and 28% of total Southeast segment revenues for 2004 and 2003, respectively. The increase in total revenues is due primarily to strong increases in licensed software and support revenues that were largely offset by a decrease in hardware and professional services in 2004 compared to 2003.

Operating earnings in the West decreased 16% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues decreased 7% in 2004 compared to 2003. The decrease in total revenues is due primarily to a decrease in licensed software in 2004 compared to 2003. Costs of revenues were 19% and 17% of total West segment revenues for 2004 and 2003, respectively. Operating expenses increased 20% in 2004 compared to 2003, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment increased 245% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues increased 19% in 2004 compared to 2003. The increase in total revenues is due primarily to an increase in professional services in 2004 compared to 2003. Operating expenses increased 7% in 2004 compared to 2003. These increases are due primarily to an increased presence in the global market.

Operating losses in Other increased 9% for the year ended January 1, 2005 compared to the year ended January 3, 2004. This increase is due to an increase in total costs and expenses of 11% in 2004 compared to 2003. The increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in 2004 compared to 2003.

Year Ended January 3, 2004, Compared to Year Ended December 28, 2002

The Company’s revenues increased 8% to $839,587,000 in 2003 from $780,262,000 in 2002. The Company had net earnings of $42,791,000 in 2003 compared to $48,022,000 in 2002. Operating results for 2002, as described below, included a gain on the sale of available-for-sale securities and a charge for the impairment of investments, and a change in accounting principle for goodwill. The decrease in net earnings is due primarily to a higher increase in expenses than revenue compared to the prior year. As discussed above, revenue increased less than the Company expected because of the decrease in new contract bookings in the first quarter of 2003 and the shift in bookings mix to more managed services and subscription bookings which are recognized as revenue over longer periods of time. The increase in expenses was driven primarily by continued investments in the Company’s development of software and by sales and client services expenses. Expenses also increased because the Company’s 2003 fiscal year consisted of 53 weeks compared to 52 weeks in 2002.

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

Impairment of Investment — The Company’s policy is to review declines in fair value of its marketable equity securities for declines that may be other than temporary. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments in non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc. a non-publicly traded company.

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

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At January 1, 2005 the Company had cash and cash equivalents of $189,784,000 and working capital of $310,229,000 compared to cash and cash equivalents of $121,839,000 and working capital of $246,412,000 at January 3, 2004.

The Company generated cash of $168,304,000, $134,150,000 and $36,906,000 from operations in 2004, 2003 and 2002, respectively. Cash flow from operations increased in 2004 due primarily to increased collections of receivables, improved payment terms and record level conversions. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and typically has directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2004 and 2003, the Company generated cash flow from third party client financing arrangements and non-recourse payment assignments aggregating $53,319,000 and $58,654,000, respectively. Days sales outstanding increased from 103 days at the end of 2003 to 104 days at the end of 2004. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 15% in 2004 and 23% in 2003, and the Company expects these revenues to continue to grow as the base of installed systems grows.

Cash used in investing activities consisted primarily of capitalized software development costs of $58,912,000 and $58,736,000 and purchases of capital equipment, land and buildings of $56,490,000 and $83,583,000 in 2004 and 2003, respectively. The Company completed acquisitions of businesses for

$1,957,000 and $6,380,000, net of cash received, in 2004 and 2003, respectively. The Company completed the sale of Zynx Health Incorporated in 2004 for $12,000,000.

The Company’s financing activities for 2004 primarily consisted of repayment of debt of $24,879,000 and the proceeds from the exercise of stock options of $25,717,000. Financing activities for 2003 primarily consisted of the repayment of long term debt of $13,238,000, the purchase of treasury stock of $5,930,000 and the proceeds from the exercise of stock options of $6,703,000.

Prior to May 2002, the Company had a loan agreement with a bank that provided for a current revolving line of credit for working capital purposes. In May 2002, the Company expanded its credit facility by entering into an unsecured revolving credit agreement with a group of banks led by U.S. Bank. The new credit facility increased the amount the Company may borrow from $45,000,000 to $90,000,000. The fee rate on the new facility is approximately the same as the prior facility. The revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (5.25% at January 1, 2005) or LIBOR (2.4% at January 1, 2005) plus 2%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, debt levels and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of 3/10% to 1/2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2007. The Company was in compliance with all covenants at January 1, 2005. At January 1, 2005, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks, Inc. (See Note 2 to the consolidated financial statements.)

In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal annual installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the bank loan agreement and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 1, 2005.

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 1, 2005.

The Company believes that its present cash position, together with cash generated from operations and the line of credit, will be sufficient to meet anticipated cash requirements during 2005.

The following table represents a summary of the Company’s contractual obligations and commercial commitments as of January 1, 2005, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
						2010 and
Contractual Obligations (in thousands)	2005	2006	2007	2008	2009	thereafter	Total

Long-Tem Debt Obligations	21,908	28,558	20,207	14,373	16,417	29,249	130,712
Lease Obligations	16,614	12,234	6,428	4,964	3,577	6,634	50,451
Acquisition/Divestiture Related Commitments	250	100	100	25	—	—	475
Supplier Software Purchase Commitments	2,872	100	—	—	—	—	2,972
Other	1,800	1,700	—	—	—	—	3,500

Total	43,444	42,692	26,735	19,362	19,994	35,883	188,110

The effects of inflation on the Company’s business during 2004, 2003 and 2002 were not significant.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The new standard is effective in the first interim period beginning after June 15, 2005. The Company is currently assessing the impact that the Statement may have on its consolidated financial statements.

Critical Accounting Policies

The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, concentrations, allowance for doubtful accounts and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within this “Management Discussion and Analysis or Financial Condition and Results of Operations.” In addition, Note 1 to the consolidated financial statements expands upon discussion of the Company’s accounting policies.

Revenue Recognition

The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SOP 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Key factors in the Company’s revenue recognition model are management’s assessments that installation services are essential to the functionality of the Company’s software whereas implementation services are not. If the Company’s business model were to change such that implementation services became essential to the functionality of the Company’s software, the period of time over which the Company’s licensed software revenue were to be recognized would lengthen. The Company generally recognizes revenue from the sale of its licensed software over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Additionally, if the time to achieve the Company’s delivery and installation milestones for its licensed software were to be accelerated or decelerated, its milestones would be adjusted and the timing of revenue recognition for its licensed software could materially change.

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

The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information systems market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software solutions may become less valuable or obsolete and could be subject to impairment.

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

Allowance for Doubtful Accounts

If the creditworthiness of the Company’s clients were to weaken or the Company’s collections results relative to historical experience were to decline, it could have a material adverse impact on operations and cash flows.

Goodwill

The Company accounts for its goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company completed its transitional review of the Company’s goodwill values in the second quarter of 2002. As a result of this review, the Company determined that goodwill arising from the acquisition of Mitch Cooper and Associates was impaired due to declining demand and margins in this business. Mitch Cooper and Associates was a supply chain re-engineering consulting practice. The impairment charge to reflect this goodwill at fair value was $786,000, net of tax, and is reflected as a cumulative effect of a change in accounting principle as of the beginning of 2002. The Company again assessed its goodwill for impairment in the second quarters of 2004 and 2003 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. The Company completed five acquisitions and one divestiture subsequent to June 30, 2001, which resulted in approximately $35 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amounted to $54,600,000 and $51,573,000 at January 1, 2005 and January 3, 2004, respectively. If future, anticipated cash flows from the Company’s reporting units, that recognized goodwill, do not materialize as expected the Company’s goodwill could be impaired, which would result in significant write-offs.

Factors that may Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere herein or in other reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities, demand for the Company’s software solutions and services, the Company’s long sales cycle, potentially long installation and implementation cycles for these larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company’s Cerner Millennium solutions, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions undertaken by competitors. Delays in the expected sale or installation of these large contracts may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

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

Furthermore, the stock market in general, and the market for software and healthcare and information technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Company’s common stock, regardless of actual operating performance.

Changes in the Healthcare Industry — The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in the Company’s software solutions and services.

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

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company’s principal existing competitors include; Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of the Company’s software solutions and services. There are other competitors that offer a more limited number of competing software solutions.

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

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon -The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company has initiated a patent program but currently has a limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.

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

Government Regulation — The healthcare industry is highly regulated at the local, state and federal level. Consequently, the Company may be subject to such regulations, which include regulation in the areas of healthcare fraud, medical devices and the security and privacy of patient data, and the risk of changes in the various local, state and federal laws.

Healthcare Fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are clients of the Company are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantial funding, powers and remedies to pursue suspected fraud and abuse. The effect of this government regulation of the Company’s clients is difficult to predict. While the Company believes that it is in substantial compliance with any applicable laws, many of the regulations applicable to the Company’s clients and that may be applicable to the Company, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company’s clients to make changes in their operations or the way that they deal with the Company. If the such laws and regulations are determined to be applicable to the Company and if the Company fails to comply with any applicable laws and regulations, it could be subject to sanctions or liability, including exclusion from government health programs and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Regulation of Medical Devices. The United States Food and Drug Administration (the “FDA”) has declared that certain of the Company’s software solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, the Company is subject to extensive regulation by the FDA with regard to those software solutions that are actively regulated. If other of the Company’s software solutions are deemed to be actively regulated medical devices by the FDA, the Company could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance prior to marketing. Complying with these FDA regulations would be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

There have been six FDA inspections since 1998 at various Cerner sites. Inspections conducted at the Company’s World Headquarters in 1999 and its Houston facility in 2002 each resulted in the issuance of an FDA Form 483 that the Company responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1998 and 2002. The remaining four FDA inspections, including an inspection at the Company’s World Headquarters in 2004, resulted in no issuance of a Form 483. The Company, however, remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Security and Privacy of Patient Information . State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as the Company’s clients, were required to comply with the privacy standards by April 2003 and additional transaction regulations by October 2003. Such organizations must also be in compliance with security regulations by April 2005. As a business associate of the covered entities, the Company, in most instances, must also ensure compliance with the HIPAA regulations.

The effect of HIPAA on the Company’s business is difficult to predict, and there can be no assurances that the Company will adequately address the business risks created by HIPAA and its implementation, or that the Company will be able to take advantage of any resulting business opportunities. Furthermore, the Company is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect the Company’s business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of the Company’s clients to obtain, use or disseminate patient information. This could adversely affect demand for the Company’s solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable the Company’s clients to execute new or modified healthcare transactions. The Company may need to expend additional capital, research and development and other resources to modify its solutions to address these evolving data security and privacy issues.

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

Risks Associated with the Company’s Global Operations — The Company markets, sells and services its software solutions globally. The Company has established offices around the world, including in the Americas, Europe, in the Middle East and in the Asia Pacific region. The Company will continue to expand its global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. The business transacted is in the local functional currency and the Company does not currently have any material exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk. In some countries, the Company’s success will depend in part on its ability to form relationships with local partners. There is a risk that the Company may sometimes choose the wrong partner. For these reasons, the Company may not be able to maintain or increase global market demand for its software solutions.

Global operations are subject to inherent risks, and the Company’s future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing global operations;

•	The impact of economic conditions outside the United States;

•	Unexpected changes in regulatory requirements;

•	Certification or regulatory requirements;

•	Reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences;

•	Different or additional functionality requirements;

•	Trade protection measures and other regulatory requirements;

•	Service provider and government spending patterns;

•	Natural disasters, war or terrorist acts;

•	Poor selection of a partner in a country; and

•	Political conditions which may impact sales or threaten the safety of associates or the continued presence of the Company in these countries.

Recruitment and Retention of Key Personnel — To remain competitive in the healthcare information technology industry, the Company must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the healthcare information technology industry and the technical environments in which the Company’s solutions operate. Competition for such personnel in this industry is intense. The Company’s failure to attract additional qualified personnel could have a material adverse effect on the Company’s prospects for long-term growth. The success of the Company is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The Company has succession plans in place; however, the unexpected loss of key personnel could have a material adverse impact to the Company’s business and results of operations, and could potentially inhibit solution development and market share advances.

Third Party Suppliers — The Company licenses or purchases intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporates it into or sells it in conjunction with the Company’s software solutions and services, some of which intellectual property or technology is critical to the operation of the Company’s solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate the Company’s licenses or supply contracts, the Company might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of the Company’s solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by the Company’s existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, the Company’s gross margin levels could significantly decrease. In addition, interruption in functionality of the Company’s solutions could adversely affect future sales of licenses and services.

Sales Forecasts — The Company’s sales forecasts may vary from actual sales in a particular quarter. The Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in its business. The Company’s sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. The Company compares this pipeline at various points in time to evaluate trends in its business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. The Company’s pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause the Company’s plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, or economic conditions or a variety of other reasons can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of the Company’s contracts are completed in the latter part of a quarter, the Company may not be able to adjust its cost structure promptly in response to a revenue shortfall resulting from a decrease in its pipeline conversion rate in any given fiscal quarter(s).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any significant market risk.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9.A.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the year ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cerner have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 1, 2005, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Election of Directors” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Audit Committee Financial Expert
The Board of Directors has determined that Gerald E. Bisbee, Jr., Ph.D., a member of the Company’s Audit Committee, is an audit committee financial expert as that term is defined under Item 401(h) of Regulation S-K.

Code of Conduct; Corporate Governance Guidelines and Committee Charters
The Board of Directors of the Company has adopted a Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, controller and all other associates of the Company, including its directors and other officers. The Company has posted the text of the Code of Conduct on its website at www.cerner.com under “About Cerner/Investors/Corporate Governance.”

The Board of Directors of the Company has also adopted Corporate Governance Guidelines, which are posted on the Company’s website at www.cerner.com under “About Cerner/Investors/Corporate Governance.”

The charters for the Audit Committee, the Compensation Committee and the Nominating, Governance & Public Policy Committee are also available on the Company’s website at www.cerner.com under “About Cerner/Investors/Corporate Governance.”

A printed copy of the Code of Conduct and the Corporate Governance Guidelines is also available to the public at no charge by writing to Cerner Corporation, Attn. Human Resources, 2800 Rockcreek Parkway, North Kansas City, Missouri, 64117, or calling the Company’s headquarters at (816) 221-1024.

Item 11.	Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Executive Compensation” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Voting Securities and Principal Holders Thereof” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Certain Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 27, 2005, will contain under the caption “Audit and Non-Audit Fees” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - January 1, 2005 and January 3, 2004

Consolidated Statements of Operations - Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Changes in Equity Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Cash Flows Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended January 1, 2005 are included herein:

Schedule II — Valuation and Qualifying Accounts,

Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description
3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003 (filed as exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004, and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated March 9, 2001 (filed as Exhibit 4.2 to Registrant’s Form S-8 filed on September 26, 2001 and incorporated herein by reference).

4(a)	Amended and Restated Rights Agreement, dated as of March 12, 1999, between Cerner Corporation and UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, and the Form of Rights Certificate, as Exhibit B (filed as an Exhibit to Registrant’s current report on Form 8-A/A dated March 31, 1999 and incorporated herein by reference).

Number	Description
4(b)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Registration Statement on Form S-8 (File No. 33-15156) and hereby incorporated herein by reference).

4(c)	Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as document agent, dated as of May 31, 2002 (filed as Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of July 22, 2002 (filed as Exhibit 4(d) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of July 22, 2002 (filed as Exhibit 4(f) to Registrant’s Quarterly Report on From 10-A for the quarter ended June 28, 2003, and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of September 1, 2004 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on September 8, 2004, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of December 28, 2004 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on January 4, 2005, and incorporated herein by reference).

4(h)	Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999, and incorporated herein by reference).

10(a)	Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).*

10(b)	Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig and Gerald E. Bisbee, Jr., Ph.D. (filed as Exhibit 10(i) to Registrant’s Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c)	Indemnification Agreement between Michael E. Herman and Registrant (filed as Exhibit 10(i)(a) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(d)	Indemnification Agreement between John C. Danforth and Registrant (filed as Exhibit 10(i)(b) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

Number	Description
10(e)	Indemnification Agreement between John C. Danforth and Registrant dated February 3, 2005 (filed as Exhibit 99.1 to the Registrant’s Form 8-K dated February 3, 2005 and incorporated herein by reference).*

10(f)	Indemnification Agreement between Jeff C. Goldsmith, Ph.D. and Registrant (filed as Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference).*

10(g)	Indemnification Agreement between William B. Neaves, Ph.D. and Nancy-Ann DeParle and Registrant (filed as Exhibits 10.1 and 10.2 to Registrant’s Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference).*

10(h)	Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(i)	Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(j)	Long-Term Incentive Plan for 1999 (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference).*

10(k)	Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(g) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(l)	Form of Stock Pledge Agreement for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(h) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(m)	Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(n)	Employment Agreement of Earl H. Devanny, III (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(o)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(p)	Cerner Corporation 2004 Long-Term Incentive Plan G (filed as Annex I to Registrant’s 2004 Proxy Statement and incorporated herein by reference).*

10(q)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(r)	Qualified Performance-Based Compensation Plan (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(s)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

Number	Description
10(t)	Cerner Corporation Executive Deferred Compensation Plan (filed as Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

10(u)	Cerner Corporation Enhanced Severance Pay Plan and Summary Plan Description dated October 14, 2003. (filed as Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, and is incorporated herein by reference).

10(v)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement. *

10(w)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement. *

10(x)	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement.*

10(y)	2005 Executive Cerner Performance Plan. *

*	Management contracts or compensatory plans or arrangements required to be identified by Item15(a)(3)(b)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Dated: March 17, 2005	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	March 17, 2005
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	March 17, 2005
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	March 17, 2005
Marc G. Naughton, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael E. Herman	March 17, 2005
Michael E. Herman, Director

/s/ Gerald E. Bisbee	March 17, 2005
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ John C. Danforth	March 17, 2005
John C. Danforth, Director

/s/ Jeff C. Goldsmith	March 17, 2005
Jeff C. Goldsmith, Ph.D., Director

/s/ William B. Neaves	March 17, 2005
William B. Neaves, Ph.D., Director

/s/ Nancy-Ann DeParle	March 17, 2005
Nancy-Ann DeParle, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cerner Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cerner Corporation (the Corporation) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cerner Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 1, 2005, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Kansas City, Missouri
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cerner Corporation’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Kansas City, Missouri
March 11, 2005

Management’s Report

The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles appropriate to the circumstances, and, therefore, included in the financial statements are certain amounts based on management’s informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation’s independent certified public accountants and have been reviewed by the audit committee of the Board of Directors.

Consolidated Balance Sheets

January 1, 2005 and January 3, 2004

(In thousands except shares and per share data)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$189,784	121,839
Receivables, net	282,199	256,574
Inventory	7,373	12,434
Prepaid expenses and other	30,117	33,044

Total current assets	509,473	423,891

Property and equipment, net	230,440	204,953
Software development costs, net	157,765	141,090
Goodwill, net	54,600	51,573
Intangible assets, net	22,690	24,036

Other assets	7,297	8,709

	$982,265	854,252

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,008	20,753
Current installments of long-term debt	21,908	21,162
Deferred revenue	77,445	64,879
Deferred income taxes	430	15,586
Accrued payroll and tax withholdings	55,819	45,004
Other accrued expenses	6,634	10,095

Total current liabilities	199,244	177,479

Long-term debt	108,804	124,570
Deferred income taxes	69,863	54,412
Deferred revenue	5,703	1,945

Minority owners’ equity interest in subsidiary	1,166	1,166

Stockholders’ Equity:
Common stock, $.01 par value,150,000,000 shares authorized, 38,139,881 and 37,057,364 shares issued in 2004 and 2003, respectively	381	371
Additional paid-in capital	271,116	236,969
Retained earnings	344,011	279,363
Treasury stock, at cost (1,502,999 shares in 2004 and 2003)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency effects on cash and cash equivalents	8,770	4,770

Total stockholders’ equity	597,485	494,680

Commitments	$982,265	854,252

See notes to consolidated financial statements.

Consolidated Statements of Operations

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002

(In thousands, except per share data)	2004	2003	2002
Revenues
System sales	$351,861	332,349	332,274
Support, maintenance and services	542,414	476,795	419,578
Reimbursed travel	32,081	30,443	28,410

Total revenues	926,356	839,587	780,262

Costs and expenses
Cost of revenues	196,348	194,290	190,550
Sales and client service	383,628	352,728	319,265
Software development	171,589	156,236	129,620
General and administrative	63,327	58,236	50,007

Total costs and expenses	814,892	761,490	689,442

Operating earnings	111,464	78,097	90,820

Other income (expense):
Interest expense, net	(6,152)	(7,017)	(5,555)
Other income, net	2,608	142	87
Gain on sale of investments	—	—	5,177
Impairment of investments	—	—	(9,904)

Total other expense, net	(3,544)	(6,875)	(10,195)

Earnings before income taxes and cumulative effect of a change in accounting principle	107,920	71,222	80,625
Income taxes	(43,272)	(28,431)	(31,817)

Earnings before cumulative effect of a change in accounting principle	64,648	42,791	48,808
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	(786)

Net earnings	$64,648	42,791	48,022

Basic earnings per share before cumulative effect of a change in accounting principle	$1.79	1.21	1.38
Cumulative effect of a change in accounting for goodwill	—	—	(0.02)

Basic net earnings per share	$1.79	1.21	1.36

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.72	1.18	1.32
Cumulative effect of a change in accounting principle	—	—	(0.02)

Diluted net earnings per common share	$1.72	1.18	1.30

See notes to consolidated financial statements.

Consolidated Statements of Changes In Equity

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002

			Additional		Treasury	Accumulated Other
	Common Stock		paid-in	Retained	stock	Comprehensive	Comprehensive
(In thousands)	Shares	Amount	capital	Earnings	amount	Income	Income
Balance at December 29, 2001	36,565	$366	216,811	188,550	(20,799)	9,911

Exercise of options	168	1	3,259	—	(64)	—
Non-employee stock option compensation expense	—	—	90	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,561	—	—	—
Associate stock purchase plan discounts	—	—	(609)	—	—	—
Third party warrants	—	—	5,800	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	427	427
Unrealized gain on available-for-sale equity securities, net of deferred benefit of $14	—	—	—	—	—	(76)	(76)
Reclassification adjustment for gains recognized in net earnings, net of deferred taxes of $6,810	—	—	—	—	—	(12,006)	(12,006)
Net earnings	—	—	—	48,022	—	—	48,022

Comprehensive income							36,367

Balance at December 28, 2002	36,733	$367	226,912	236,572	(20,863)	(1,744)

Exercise of options	324	4	6,699	—	—	—
Purchase of treasury shares	—	—	—	—	(5,930)	—
Non-employee stock option compensation expense	—	—	34	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,876	—	—	—
Associate stock purchase plan discounts	—	—	(604)	—	—	—
Third party warrants	—	—	2,052	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	6,438	6,438
Unrealized gain on available-for-sale equity securities, net of deferred tax expense of $14	—	—	—	—	—	76	76
Net earnings	—	—	—	42,791	—	—	42,791

Comprehensive income							49,305

Balance at January 3, 2004	37,057	$371	236,969	279,363	(26,793)	4,770

Exercise of options	1,083	10	25,535	—	—	—
Employee stock option compensation expense	—	—	173	—	—	—
Tax benefit from disqualifying disposition of stock options	—	—	9,191	—	—	—
Associate stock purchase plan discounts	—	—	(752)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,000	4,000
Net earnings	—	—	—	64,648	—	—	64,648

Comprehensive income							68,648

Balance at January 1, 2005	38,140	$381	271,116	344,011	(26,793)	8,770

See notes to consolidated financial statements.

Consolidation Statements of Cash Flows

For the years ended January 1, 2005, January 3, 2004 and December 28, 2002

(In thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64,648	42,791	48,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,802	69,330	57,346
Gain on sale of business	(3,023)	—	—
Impairments of investments	—	—	9,904
Realized gain on sale of stock	—	—	(5,177)
Impairment of goodwill	—	—	1,272
Non-employee stock option compensation expense	—	34	90
Provision for deferred income taxes	295	21,317	8,710
Payment of tax on gain from the sale of WebMD	—	—	(31,200)
Tax benefit from disqualifying dispositions of stock options	9,191	1,876	1,561
Changes in operating assets and liabilities (net of businesses acquired):
Receivables, net	(24,747)	20,723	(50,364)
Inventory	3,924	(3,393)	(2,762)
Prepaid expenses and other	(20,743)	(201)	(13,302)
Accounts payable	9,474	(30,663)	20,648
Accrued income taxes	15,919	(5,187)	1,791
Deferred revenue	16,055	22,561	(12,203)
Other current liabilities	6,509	(5,038)	2,570

Total adjustments	103,656	91,359	(11,116)

Net cash provided by operating activities	168,304	134,150	36,906

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(44,214)	(26,831)	(33,235)
Purchase of land, buildings, and improvements	(12,276)	(56,752)	(26,464)
Acquisition of businesses, net of cash received	(1,957)	(6,380)	(26,016)
Proceeds from the sale of business	12,000	—	—
Proceeds from sale of available for sale securities	—	—	95,134
Issuance of notes receivable	—	—	(156)
Repayment of notes receivable	1,977	651	451
Capitalized software development costs	(58,912)	(58,736)	(49,984)

Net cash used in investing activities	(103,382)	(148,048)	(40,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	320	70,102
Repayment of long-term debt	(24,879)	(13,238)	(41,032)
Proceeds from third party warrants	—	2,052	5,800
Purchase of treasury shares	—	(5,930)	—
Proceeds from exercise of options	25,717	6,703	3,196
Associate stock purchase plan discounts	(752)	(604)	(609)

Net cash provided by (used in) financing activities	86	(10,697)	37,457

Foreign currency translation adjustment	2,937	3,740	914
Increase in cash from the consolidation of a variable interest entity	—	151	—

Net increase (decrease) in cash and cash equivalents	67,945	(20,704)	35,007
Cash and cash equivalents at beginning of year	121,839	142,543	107,536

Cash and cash equivalents at end of year	$189,784	121,839	142,543

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,614	7,984	6,937
Income taxes, net of refund	21,865	10,426	49,484

Noncash investing and financing activities
Issuance of note payable for unused software credits	$7,500	—	—
Acquisition of equipment through capital leases	2,075	9,811	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1 Summary of Significant Accounting Policies

(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions). The Company allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the software support and maintenance portion of the arrangement based on the renewal price of the software support and maintenance charged to clients; professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and the amount of revenue recognition. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, computer hardware and sublicensed software and software support. For those arrangements involving the use of services, the Company uses the percentage of completion method of accounting, following the guidance in the AICPA Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by 97-2.

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

The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.

Managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services typically include a perpetual license for software that the client has elected the Company to host in its data center. Vendor-specific objective evidence for hosting and outsourcing services are established through renewal rates in the arrangements. The Company accounts for revenues from these arrangements as the services are performed in accordance with EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

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

Where the Company has contractually agreed to develop new or customized software code for a client as a single element arrangement, the Company utilizes percentage of completion accounting in accordance with SOP 81-1. If a contract includes multiple elements, including one or more undelivered element, or if the agreement includes contingent revenue (as defined in EITF 00-21), the Company complies with the provisions of EITF 00-21 and delays revenue recognition until undelivered elements are delivered and revenue contingencies expire. When revenue is deferred all direct and incremental costs associated with the arrangement are capitalized and amortized over the contractual term once revenue recognition commences.

Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed. Long-term deferred revenue at January 1, 2005, represents amounts received from

Notes to Consolidated Financial Statements

license fees, maintenance and other services to be earned or provided beginning in periods on or after January 1, 2006.

The Company incurs out-of-pocket expenses in connection with its client service activities, primarily travel, which are reimbursed by its clients. The amounts of ”out-of-pocket” expenses and equal amounts of related reimbursements were $32,081,000, $30,443,000 and $28,410,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

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

(d) Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks and fiscal years 2004 and 2002 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2004, 2003 and 2002, the Company capitalized $58,912,000, $58,736,000 and $49,984,000, respectively, of total software development costs of $188,264,000, $179,999,000 and $149,985,000, respectively. Amortization expense of capitalized software development costs in 2004, 2003 and 2002, was $42,237,000, $34,973,000 and $29,619,000, respectively, and accumulated amortization was $207,382,000, $165,145,000 and $130,172,000, respectively.

(f) Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.

(g) Inventory - Inventory consists primarily of computer hardware and sub-licensed software held for resale and is recorded at the lower of cost (first-in, first-out) or market.

Notes to Consolidated Financial Statements

(h) Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of 3 to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the lease terms, which range from periods of two to fifteen years.

(i) Earnings per Common Share – Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

(In thousands, except per share data)

	2004			2003			2002
			Per-			Per-			Per-
	Earnings	Shares	Share	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Earnings per share before cumulative effect of a change in accounting principle

Basic earnings per share
Income available to common stockholders	$64,648	36,087	$1.79	$42,791	35,355	$1.21	$48,808	35,458	$1.38

Effect of dilutive securities stock options	—	1,484		—	1,001		—	1,592

Diluted earnings per share

Income available to common stockholders including assumed conversions	$64,648	37,571	$1.72	$42,791	36,356	$1.18	$48,808	37,050	$1.32

Net earnings per share

Basic earnings per share
Income available to common stockholders	$64,648	36,087	$1.79	$42,791	35,355	$1.21	$48,022	35,458	$1.36

Effect of dilutive securities stock options	—	1,484		—	1,001		—	1,592

Diluted earnings per share

Income available to common stockholders including assumed conversions	$64,648	37,571	$1.72	$42,791	36,356	$1.18	$48,022	37,050	$1.30

Options to purchase 1,569,000, 3,054,000 and 2,390,000 shares of common stock at per share prices ranging from $45.00 to $273.72, $32.50 to $574.82 and $43.13 to $574.82, were outstanding at the end of 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period.

(j) Foreign Currency - Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain (loss) resulting from foreign currency transactions was ($479,000), $1,376,000 and $1,955,000 in 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

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

(l) Goodwill and Other Intangible Assets – The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company assesses its goodwill for impairment in the second quarter of its fiscal year. There was no impairment of goodwill in 2004 and 2003. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

	Weighted	January 1, 2005		January 3, 2004
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$40,966	20,792	36,236	14,683
Customer lists	7.0	3,700	2,240	3,700	1,711
Patents	14.0	1,080	109	552	86
Non-compete agreements	5.0	125	40	50	22

Total	5.37	$45,871	23,181	40,538	16,502

Amortization expense was $6,679,000, $6,592,000 and $4,482,000 for the years ended 2004, 2003 and 2002, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2005	$8,244
	2006	6,454
	2007	4,535
	2008	2,414
	2009	689

The changes in the carrying amount of goodwill for the 12 months ended January 1, 2005 are as follows:

Balance as of January 3, 2004	$51,573
Goodwill acquired	8,822
Goodwill of business divestiture	(6,513)
Foreign currency translation adjustment and other	718

Balance as of January 1, 2005	$54,600

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

Notes to Consolidated Financial Statements

(n) Concentrations – Substantially all of the Company’s cash and cash equivalents and short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company maintains an allowance for potential losses based on specific identification, historical experience and management’s judgments. The Company’s allowance for doubtful accounts as of January 1, 2005 and January 3, 2004 was $17,583,000 and $12,056,000, respectively.

(o) Accounting for Stock Options — The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, ”Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method for fixed awards, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended 2004, 2003 and 2002.

(In thousands, except per share data)

	2004	2003	2002
Reported net earnings	$64,648	42,791	48,022
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(7,903)	(13,392)	(16,640)

Adjusted net earnings	56,745	29,399	31,382

Basic earnings per share:

Reported net earnings	$1.79	1.21	1.36
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.22)	(.38)	(.47)

Adjusted net earnings	1.57	.83	.89

Diluted earnings per share:

Reported net earnings	$1.72	1.18	1.30
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.21)	(.37)	(.45)

Adjusted net earnings	1.51	.81	.85

Notes to Consolidated Financial Statements

Pro forma net earnings reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options’ vesting period of 10 years for these options. Compensation expense for options granted prior to January 1, 1995 is not considered.

(p) Reclassifications – Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.

(q) Accounting for Variable Interest Entities - On September 27, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) as amended by FIN 46R, “Consolidation of Variable Interest Entities an Interpretation of APB No. 51.” The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities’” or “VIEs”) and how to determine when and which business enterprises should consolidate the VIE (the “primary beneficiary”).

2 Business Acquisitions and Divestiture

During the three years ended January 1, 2005, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented and will not be presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition.

On March 15, 2004 the Company sold the referential content portion of Zynx Health Incorporated (Zynx) for $12 million. The Company retained the life sciences portion of the business, which is engaged in selling life sciences data to pharmaceutical companies for use in research, and the Company retained the rights to use the Zynx content in its solutions going forward. The sale of Zynx resulted in a gain of $1,826,000, net of $1,197,000 of tax, and has been included in Other Income, net in the accompanying consolidated statements of operations.

A summary of the Company’s purchase acquisitions for the three years ended January 1, 2005, is included in the following table (in millions, except share amounts):

Notes to Consolidated Financial Statements

Entity Name, Description of Business				Developed	Form of
Acquired, and Reason Business Acquired	Date	Consideration	Goodwill	Technology	Consideration

Fiscal 2004 Acquisition

Project IMPACT CCM, Inc. (a) ICU performance analysis and benchmarking Integrate technology into Cerner Millennium	2/04	$.3	$.7	$.6	$.3 cash

Gajema Software (a) Laboratory information management and logistics Integrate technology into Cerner Millennium	8/04	$1.5	$.6	$.8	$1.5 cash

Fiscal 2003 Acquisition

BeyondNow Technologies (a) Home care technologies Integrate technology into Cerner Millennium	9/03	$7.5	$3.0	$3.2	$7.5 cash

Fiscal 2002 Acquisitions

Image Devices GmbH (a) Picture archiving and communication system software Supplier of the image archive component for Cerner ProVision TM PACS	10/02	$15.7	$11.9	$4.4	$14.3 cash $1.4 note payable

Zynx Health Incorporated (a) (b) Solutions and services that deliver the latest scientific knowledge and best practices Integrate technology into Cerner Millennium	4/02	$15.0	$10.4	$3.3	$17.5 cash $5 note payable

Amounts allocated to intangibles are amortized on a straight-line basis over five to seven years. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.

(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

	Project IMPACT	Gajema	BeyondNow	Image Devices	Zynx Health
	CCM, Inc.	Software	Technologies	GmbH	Incorporated
Current Assets	644,000	72,000	1,977,000	1,603,000	2,656,000
Total Assets	1,867,000	1,551,000	8,170,000	18,007,000	16,949,000
Current Liabilities	1,050,000	51,000	714,000	4,205,000	1,420,000
Total Liabilities	1,201,000	51,000	714,000	4,205,000	1,669,000

(b) In March 2004 the Company amended the April 2002 purchase agreement with Cedars-Sinai Medical Center (“Cedars”). The amendment requires the Company to pay at least $7.5 million in cash to Cedars related to the original purchase of Zynx, which resulted in $7.5 million of additional goodwill, along with up to $1 million in software discounts if Cedars chooses to license solutions from the Company. At January 1, 2005 the Company had made payments of $2.5 million to Cedars. The balance of the $7.5 million note will be payable on April 30, 2007.

On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for $100 million, which was funded with existing cash of approximately $65 million and borrowings on the revolving line of credit of approximately $35 million. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency

Notes to Consolidated Financial Statements

departments, management service organizations and other related entities. The Company is in the process of determining its allocation of the purchase price to the net assets acquired. A Form 8-K, disclosing the completion of the acquisition of assets was filed with the Securities and Exchange Commission on January 7, 2005, and an amended 8-K reflecting pro forma financials will not be filed as explained above.

3 Receivables

Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. A summary of receivables is as follows:

(In thousands)	2004	2003
Accounts receivable, net of allowance	$185,290	162,234
Contracts receivable	96,909	94,340

Total receivables, net	$282,199	256,574

Substantially all receivables are derived from sales and related support and maintenance of the Company’s clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2004 and 2003 are amounts due from healthcare providers located in foreign countries of $33,304,000 and $29,072,000 respectively. Consolidated revenues include foreign sales of $64,333,000, $54,191,000 and $36,634,000 during 2004, 2003 and 2002, respectively. Consolidated long-lived assets at the end of 2004 and 2003 include foreign long-lived assets of $5,176,000 and $4,254,000 respectively. Revenues and long-lived assets from any one foreign country are not material.

The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At the end of 2004 and 2003 the allowance for estimated uncollectible accounts was $17,583,000 and $12,056,000, respectively.

4 Property and Equipment

A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable lives	2004	2003
Furniture and fixtures	5 – 12 yrs	$46,567	43,441
Computer and communications equipment	5 yrs	197,352	150,600
Marketing equipment	5 yrs	2,649	2,649
Shop equipment	5 yrs	2,902	2,902
Leasehold improvements	2 – 15 yrs	61,190	52,378
Capital lease equipment	3 – 5 yrs	14,836	13,087
Land, buildings, and improvements	12 – 50 yrs	95,029	93,006

		420,525	358,063
Less accumulated depreciation and amortization		190,085	153,110

Total property and equipment, net		$230,440	204,953

Notes to Consolidated Financial Statements

5 Indebtedness

In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in 4 equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 1, 2005.

In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (5.25% at January 1, 2005) or LIBOR (2.4% at January 1, 2005) plus 2%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/10% to 1/2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2007. At January 1, 2005, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks, Inc. (See Note 2 to the consolidated financial statements.)

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments beginning in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments beginning April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at January 1, 2005.

In March 2004, the Company issued a $7,500,000 promissory note to Cedars-Sinai Medical Center of which $2,500,000 was repaid in October 2004. The balance of the note will be payable on April 30, 2007.

The Company also has capital lease obligations amounting to $8,378,000, payable over the next four years.

Notes to Consolidated Financial Statements

The aggregate maturities for the Company’s long-term debt, including capital lease obligations, is as follows (in thousands):

2005	$21,908
2006	28,558
2007	20,207
2008	14,373
2009	16,417
2010 and thereafter	29,249

$130,712

The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $109,746,000 and $147,072,000 at January 1, 2005 and January 3, 2004, respectively.

6 Other Income (Expense)

A summary of interest income and expense is as follows:

(In thousands)	2004	2003	2002
Interest income	$3,022	1,219	1,080
Interest expense	(9,174)	(8,236)	(6,635)

Interest expense, net	$(6,152)	(7,017)	(5,555)

Included in Other Income (Expense) in 2002 were gains on sale of investments and impairments on Investments as described below.

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

The Company had certain other minority equity investments in non-publicly traded securities. These investments were generally carried at cost as the Company owned less than 20% of the voting equity and did not have the ability to exercise significant influence over these companies. Based on events occurring in the fourth quarter of 2002, the Company recorded a charge of $6,281,000, net of tax of $3,623,000, for the impairment of various investments of non-publicly traded securities. The charge is primarily related to a $3,464,000, net of tax, write down of the Company’s investment in Protocare, Inc., a non-publicly traded company.

7 Stock Options, Warrants and Equity

At the end of 2004 and 2003, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.

Notes to Consolidated Financial Statements

At January 1, 2005, the Company had four fixed stock option plans. Initially, under Stock Option Plan D, the Company was authorized to grant to associates, directors, consultants or advisors to the Company options to purchase up to 50,000 shares of common stock through January 1, 2005. Additional shares which were approved by the Company’s shareholders on May 17, 1994, May 16, 1995 and May 22, 1998, increasing the total authorized to grant to 4,600,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years. The Company, per the terms of the plan, is not permitted to issue any more stock options under Plan D, after January 1, 2005.

Initially, under Stock Option Plan E, the Company was authorized to grant to associates (other than officers subject to the provisions of Section 16(a) of the Securities and Exchange Act of 1934), consultants, or advisors to the Company options to purchase up to 2,000,000 shares of common stock through January 1, 2005. Additional shares of 1,100,000 and 1,000,000 were approved by the Company’s Board of Directors on December 8, 2000 and March 9, 2001, respectively, increasing the total authorized to grant to 4,100,000 shares. The options are exercisable at a price (not less than fair market value on the date of grant) and during a period determined by the Stock Option Committee. Options under this plan currently vest over periods of up to ten years and are exercisable for periods of up to 25 years. The Company, per the terms of the plan, is not permitted to issue any more stock options under Plan E, after January 1, 2005.

Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 2,000,000 shares of common stock awards. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. However, not more than 500,000 of such shares will be available to granting any types of grants other than options or stock appreciation rights. The company granted 7,500 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004. These grants were valued at $42.31 (the fair market value on the date of grant) and vest on May 26, 2005 provided the recipient has continuously served on the Board of Directors through such date. The expense associated with these grants is being recognized over the period from the date of grant to the vest date. The Company recognized expenses related to the restricted stock of $173,000 in 2004.

Long-Term Incentive Plan G was approved by the Company’s shareholders on May 28, 2004. Under the 2004 Long-Term Incentive Plan G, the Company is authorized to grant to associates and directors 2,000,000 shares of common stock awards. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash.

The Company has also granted 854,085 other non-qualified stock options under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years. The Company recognized expenses related to the non-qualified stock options of $34,000 and $90,000 for 2003 and 2002, respectively. No expense related to the non-qualified stock options was recognized in 2004.

A combined summary of the status of the Company’s four fixed stock option plans and other stock options at the end of 2004, 2003 and 2002, and changes during these years ended is presented below:

Notes to Consolidated Financial Statements

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	Of	exercise	Of	exercise	of	exercise
Fixed options	Shares	price	Shares	price	shares	price

Outstanding at beginning of year	8,143,614	$30.29	8,080,864	$31.28	7,244,224	$28.79
Granted	893,793	44.64	951,917	26.43	1,501,729	43.50
Exercised	(1,082,517)	23.64	(324,622)	20.70	(167,092)	19.40
Forfeited	(682,316)	36.05	(564,545)	41.16	(497,997)	36.17

Outstanding at end of year	7,275,574	$32.50	8,143,614	$30.37	8,080,864	$31.28

Options exercisable at year-end	3,493,467	$31.44	3,239,586	$26.89	2,512,357	$24.94

The following table summarizes information about fixed and other stock options outstanding at January 1, 2005.

Options outstanding				Options exercisable
Range of	Number	Weighted-average		Number
Exercise	outstanding	remaining	Weighted-average	exercisable	Weighted-average
Prices	at 1/1/05	contractual life	exercise price	at 1/1/05	exercise price

$ 11.06-22.95	2,319,198	11.09 years	$18.05	1,112,774	$16.94
22.63-37.36	1,892,833	8.16	28.59	1,033,835	27.59
37.40-46.23	2,281,610	6.70	43.51	1,002,587	43.82
46.60-273.72	781,933	7.42	52.71	344,271	53.73

11.06-273.72	7,275,574	8.55	32.50	3,493,467	31.44

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $25.75, $15.34 and $25.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected years until exercise	6.5	6.5	6.5
Risk-free interest rate	4.0%	3.8%	3.4%
Expected stock volatility	67.3%	71.2%	68.7%
Expected dividend yield	0%	0%	0%

8 Associate Stock Purchase Plan

The Company established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. Under APB No. 25 the ASPP qualifies as a non-compensatory plan and no compensation expense has been recognized. The purchase of the Company’s common stock is made through the ASPP on the open market and subsequently reissued to the associates.

9 Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All full-time associates are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s contribution. The Company’s expense for the plan amounted to $5,994,000, $5,325,000 and $4,347,000 for 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year. Only participants in the Plan are eligible to receive the discretionary match contribution. For the years ended 2004, 2003 and 2002 the Company expensed $5,186,000, $0 and $5,345,000 for discretionary distributions, respectively.

10 Income Taxes

Income tax expense for the years ended 2004, 2003 and 2002, consists of the following:

(In thousands)	2004	2003	2002
Current:
Federal	$37,524	9,808	49,384
State	6,756	1,790	5,699
Foreign	(1,303)	(4,484)	(1,262)

Total current	42,977	7,114	53,821

Deferred:
Federal	1,712	19,040	(21,676)
State	174	2,806	(1,245)
Foreign	(1,591)	(529)	431

Total deferred	295	21,317	(22,490)

Total income tax expense	$43,272	28,431	31,331

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2004 and 2003 relate to the following:

(In thousands)	2004	2003
Deferred Tax Assets

Accrued expenses	$13,673	9,920
Separate return net operating losses	8,004	10,442
Other	3,754	5,024

Total deferred tax assets	25,431	25,386

Deferred Tax Liabilities

Software development costs	(61,146)	(55,291)
Contract and service revenues and costs	(13,526)	(25,096)
Depreciation and amortization	(20,825)	(14,279)
Other	(227)	(718)
Total deferred tax liabilities	(95,724)	(95,384)

Net deferred tax liability	$(70,293)	(69,998)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences. At January 1, 2005, the Company has net operating loss carryforwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $20.9 million which are available to offset future Federal taxable income, if any, through 2024.

Notes to Consolidated Financial Statements

The effective income tax rates for 2004, 2003, and 2002 were 40%, 40%, and 39%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

(In thousands)	2004	2003	2002
Tax expense at statutory rates	$37,772	24,928	27,774
State income tax, net of federal benefit	3,507	2,315	2,579
Goodwill	442	793	364
Other, net	1,551	395	614

Total income tax expense	$43,272	28,431	31,331

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2004, 2003, and 2002 benefits of $9,191,000, $1,876,000, and $1,561,000, respectively, are treated as increases to additional paid-in capital.

11 Related Party Transactions

The Company has made loans to the Company’s senior management under the terms of the Executive Stock Purchase Program (“Program”). The purpose of the Program is to advance the interests of the Company, the Company’s senior management, and the Company’s shareholders by offering the Company’s senior management an incentive to purchase shares of the Company’s stock on the open market. Pursuant to the Program, the Company provided Program loans to executives to help finance up to 50% of the total purchase price of the stock purchased. All Program loans have a term of five (5) years, at an interest rate of 5.5%. Principal and interest is not due until the end of the five-year loan term, unless the executive terminates employment. Executives may also elect to pay interest annually. If interest is not paid annually, it will compound annually. All Program loans are full recourse to senior management including the purchased shares and any pledged shares. The balance of these loans, including accrued interest, at January 1, 2005 and January 3, 2004 was $30,000 and $1,710,000, respectively. Loans to the Company’s senior executives are no longer permitted under this program.

The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2004 and 2003, respectively, the Company paid an aggregate of $574,000 and $839,000 for the rental of the airplane. The airplane is used principally by the Company’s top executives to make client visits.

Notes to Consolidated Financial Statements

12 Commitments

The Company leases space to unrelated parties in its North Kansas City headquarters complex under noncancelable operating leases. Included in other revenues is rental income of $63,000, $145,000 and $87,000 in 2004, 2003 and 2002, respectively.

The Company is committed under operating leases for office space and computer equipment through May 2013. Rent expense for office and warehouse space for the Company’s regional and global offices for 2004, 2003 and 2002 was $6,470,000, $5,345,000 and $5,175,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Years	Aggregate minimum future payments

2005	$ 16,614
2006	12,234
2007	6,428
2008	4,964
2009	3,577
2010 and thereafter	6,634

13 Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major clients. In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global. The Company has not presented comparable information for 2002 as the necessary information is not available and the cost to develop it would be excessive.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the years ended January 1, 2005 and January 3, 2004.

Notes to Consolidated Financial Statements

	Operating Segments
	Great	Mid-	North	South-
2004	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$157,627	$201,570	$179,520	$148,186	$150,694	$64,333	$24,426	$926,356

Cost of revenues	29,805	32,588	41,050	35,487	28,577	8,938	19,903	196,348
Operating expenses	27,689	31,618	30,487	33,267	33,827	38,411	423,245	618,544

Total costs and expenses	57,494	64,206	71,537	68,754	62,404	47,349	443,148	814,892

Operating earnings	$100,133	$137,364	$107,983	$79,432	$88,290	$16,984	$(418,722)	$111,464

	Operating Segments
	Great	Mid-	North	South-
2003	Lakes	America	Atlantic	east	West	Global	Other	Total
Revenues	$153,949	$160,633	$149,585	$145,312	$161,840	$54,191	$14,077	$839,587

Cost of revenues	36,910	35,447	37,520	40,784	28,321	13,450	1,858	194,290
Operating expenses	24,897	24,815	26,788	29,454	28,223	35,814	397,209	567,200

Total costs and expenses	61,807	60,262	64,308	70,238	56,544	49,264	399,067	761,490

Operating earnings	$92,142	$100,371	$85,277	$75,074	$105,296	$4,927	$(384,990)	$78,097

14 Accrued Vacation Pay Adjustment

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

The expense, if properly recorded in 2000 through 2003, would have increased 2003 net earnings by $0.1 million and would have decreased net earnings by $0.4 million in 2002, $0.6 million in 2001, and $1.2 million in 2000. The cumulative impact on net earnings is a decrease of $2.1 million for this four-year period. The impact on 2004 net earnings is a positive $8 thousand. As the impact to prior year’s annual financial statements was not material, Cerner recorded additional expense of $3,346,000, $2,076,000 million after-tax, in the 2004 third quarter to appropriately reflect the liability as of October 2, 2004. The Company has revised its process for calculating the liability for accumulated vacation to accurately report this information in the future.

Notes to Consolidated Financial Statements

15 Quarterly Results (unaudited)

Selected quarterly financial data for 2004 and 2003 is set forth below:

		Earnings
		before income taxes
		and cumulative		Basic	Diluted
		effect of a change in	Net	earnings	Earnings
(In thousands, except per share data)	Revenues	accounting principle	earnings	per share	per share
2004 quarterly results:

April 3 (1)	$218,728	23,412	14,129	.40	.38
July 3	228,390	23,940	14,314	.40	.38
October 2 (2)	231,067	24,823	14,779	.41	.39
January 1	248,171	35,745	21,426	.59	.56

Total	$926,356	107,920	64,648

2003 quarterly results:
March 29	$198,191	9,418	5,593	.16	.15
June 28	207,695	14,871	8,943	.25	.25
September 27	206,292	20,046	12,047	.34	.33
January 3	227,409	26,887	16,208	.46	.44

Total	$839,587	71,222	42,791

(1)	Includes a gain on the sale of Zynx Health Incorporated. The impact of this gain is a $1.8 million increase, net of $1.2 million tax expense, in net earnings and increase to diluted earnings per share of $.05 for the first quarter and for 2004.

(2)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.06 for the third quarter and for 2004.

Schedule II

Cerner Corporation
Valuation and Qualifying Accounts

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period
For Year Ended December 28, 2002

Doubtful Accounts and Sale Allowances	$6,880,000	$2,816,000	$597,000	$(791,000)	$9,502,000

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period
For Year Ended January 3, 2004

Doubtful Accounts and Sale Allowances	$9,502,000	$6,017,000	$1,331,000	$(4,794,000)	$12,056,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period
For Year Ended January 3, 2004

Doubtful Accounts and Sale Allowances	$12,056,000	$8,144,000	$—	$(2,617,000)	$17,583,000

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders
Cerner Corporation:

Under date of March 11, 2005, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (the Company) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended January 1, 2005, which are included in the Company’s 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Kansas City, Missouri
March 11, 2005