Form 10-Q
period 2005-04-02
CERNER CORP /MO/
filed 2005-05-12
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Yes ☑           No ☐

     There were 36,861,789 shares of Common Stock, $.01 par value, outstanding at April 2, 2005.

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
(In thousand, except share data)	2005	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$126,680	$189,784
Receivables	284,107	282,199
Inventory	8,290	7,373
Prepaid expenses and other	36,718	30,117

Total current assets	455,795	509,473

Property and equipment, net	234,541	230,440
Software development costs, net	162,148	157,765
Goodwill, net	109,836	54,600
Intangible assets, net	61,878	22,690
Other assets	8,162	7,297

Total assets	$1,032,360	$982,265

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,429	$37,008
Current installments of long-term debt	22,018	21,908
Deferred revenue	82,494	77,445
Deferred income taxes	—	430
Accrued payroll and tax withholdings	56,896	55,819
Other accrued expenses	12,209	6,634

Total current liabilities	210,046	199,244

Long-term Liabilities:
Long-term debt	130,614	108,804
Deferred income taxes	70,747	69,863
Deferred revenue	5,610	5,703

Minority owners’ equity interest in subsidiaries	1,286	1,166

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 38,364,788 shares issued at April 2, 2005 and 38,139,881 issued at January 1, 2005	384	381
Additional paid-in capital	276,627	271,116
Retained earnings	356,531	344,011
Treasury stock, at cost (1,502,999 shares in 2005 and 2004)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	7,308	8,770

Total stockholders’ equity	614,057	597,485

Total liabilities and stockholders’ equity	$1,032,360	$982,265

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share data)	2005	2004
Revenues:
System sales	$99,942	$84,512
Support, maintenance and services	156,001	127,069
Reimbursed travel	6,591	7,146

Total revenues	262,534	218,727

Costs and expenses:
Cost of revenues	55,408	46,673
Sales and client service	110,840	92,842
Software development	49,329	42,554
General and administrative	17,922	14,145
Write off of in-process research and development	6,382	—

Total costs and expenses	239,881	196,214

Operating earnings	22,653	22,513

Other income (expense):
Interest expense, net	(1,742)	(2,115)
Other income	30	3,014

Total other income (expense), net	(1,712)	899

Earnings before income taxes	20,941	23,412
Income taxes	(8,421)	(9,283)

Net earnings	12,520	14,129

Basic earnings per share	$.34	$.40

Basic weighted average shares outstanding	36,740	35,661

Diluted earnings per share	$.33	$.38

Diluted weighted average shares outstanding	38,294	37,222

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net earnings	$12,520	$14,129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,870	21,287
Gain on sale of business	—	(3,023)
Write-off of acquired in-process research and development	6,382	—
Provision for deferred income taxes	871	1,687

Changes in assets and liabilities, net of businesses sold and acquired:
Receivables, net	8,363	(3,349)
Inventory	(745)	549
Prepaid expenses and other	(3,605)	(2,771)
Accounts payable	(10,509)	(4,905)
Accrued income taxes	(1,931)	4,561
Deferred revenue	(2,000)	(790)
Other accrued liabilities	4,108	3,325

Total adjustments	31,804	16,571

Net cash provided by operating activities	44,324	30,700

Cash flows from investing activities:
Purchase of capital equipment	(11,392)	(7,618)
Purchase of land, buildings and improvements	(1,702)	(6,763)
Acquisition of businesses, net of cash acquired	(101,977)	(222)
Proceeds from the sale of business	—	12,000
Repayment of notes receivable 20 1,115	20	1,115
Capitalized software development costs	(16,510)	(15,226)

Net cash used in investing activities	(131,561)	(16,714)

Cash flows from financing activities:
Proceeds from revolving line of credit	35,000	1,859
Repayment of revolving line of credit and long-term debt	(15,669)	(832)
Proceeds from exercise of options	5,720	4,669
Associate stock purchase plan discounts	(205)	(203)

Net cash provided by financing activities	24,846	5,493

Effect of exchange rate changes on cash	(713)	210

Net increase (decrease) in cash and cash equivalents	(63,104)	19,689

Cash and cash equivalents at beginning of period	189,784	121,839

Cash and cash equivalents at end of period	$126,680	$141,528

Supplemental disclosures of cash flow information:
Noncash financing activities:
Issuance of note payable for unused software credits	—	7,500

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Statement Presentation & Accounting Policies

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three month period are not necessarily indicative of the operating results for the entire year.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings and foreign currency translation adjustments amounted to $11,058,000 and $14,028,000 for the three months ended April 2, 2005 and April 3, 2004, respectively.

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

	Three months ended			Three months ended
	April 2, 2005			April 3, 2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share Income available to common stockholders	$12,520	36,740	$.34	$14,129	35,661	$.40

Effect of dilutive securities Stock options	—	1,554		—	1,561

Diluted earnings per share Income available to common stockholders including Assumed conversions	$12,520	38,294	$.33	$14,129	37,222	$.38

Options to purchase 607,000 and 2,252,000 shares of common stock at per share prices ranging from $50.88 to $273.72 and $43.13 to $273.72 were outstanding at the three-months ended April 2, 2005 and April 3, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3) Accounting for Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months ended April 2, 2005 and April 3, 2004.

	Three months ended
	April 2,	April 3,
(In thousands, except per share data)	2005	2004
Reported net earnings	$12,520	14,129
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,045)	(1,906)

Pro-forma net earnings	10,475	12,223

Basic earnings per share:

Reported net earnings	$.34	.40
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.06)	(.06)

Pro-forma net earnings	.28	.34

Diluted earnings per share:

Reported net earnings	$.33	.38
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.05)	(.05)

Pro-forma net earnings	.28	.33

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is currently assessing the impact that the Statement may have on its consolidated financial statements.

(4) Business Acquisition and Divestiture

On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100 million, which was funded with existing cash of approximately $65 million and borrowings on the revolving line of credit of approximately $35 million. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks medical division will expand the Company’s presence in the physician practice market. $6.4 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in the first quarter of 2005. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55.5 million and $43.5 million in intangible assets that will be amortized over five years. The allocation of the purchase price is preliminary until management completes its evaluation of the fair value of the net assets acquired.

The unaudited financial information in the table below summarizes the combined results of operations of Cerner Corporation and the medical business division of VitalWorks, Inc., on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s revolving line of credit had taken place at the beginning of the period presented. The pro forma financial information for the period presented includes the purchase accounting effect of amortization charges from acquired intangible assets and the charge for the write off of acquired in process research and development of $3,941,000, net of a $2,441,000 tax benefit

Three months ended
(In thousands, except per share data)	April 3, 2004
Total revenues	$235,986
Net Income	$11,022
Basic earnings per share	$.31
Diluted earnings per share	$.30

On March 15, 2004 the Company sold the referential content portion of Zynx Health Incorporated (Zynx) for $12 million. The Company retained the life sciences portion of the business, which is engaged in selling life sciences data to pharmaceutical companies for use in research, and the Company retained rights to use the Zynx content in its solutions going forward. The sale of Zynx resulted in a gain in the first quarter of 2004, of $1,826,000, net of $1,197,000 of tax.

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

	April 2,	January 1,
(In thousands)	2005	2005

Accounts receivable	$186,141	185,290
Contracts receivable	97,966	96,909

Total receivables	$284,107	282,199

The Company provides an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At April 2, 2005 and January 1, 2005 the allowance for estimated uncollectible accounts was $18,819,000 and $17,583,000, respectively.

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

The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		April 2, 2005		January 1, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$49,041	22,924	40,966	20,792
Customer lists	5.0	38,700	4,122	3,700	2,240
Patents	14.0	1,123	115	1,080	109
Non-compete agreements	5.0	225	50	125	40

Total	5.32	$89,089	27,211	45,871	23,181

Aggregate amortization expense for the three months ended April 2, 2005 and April 3, 2004 was $4,303,000 and $2,261,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining nine months:	2005	$12,200
For year ended:	2006	15,089
	2007	13,184
	2008	11,104
	2009	9,379

The changes in the carrying amount of goodwill for the three months ended April 2, 2005 are as follows:

Balance as of January 1, 2005	$54,600
Goodwill acquired	55,483
Foreign currency translation adjustment and other	(247)

Balance as of April 2, 2005	$109,836

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

Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and depreciation that have not been allocated to the operating segments. Also included in “Other” are revenues and expenses related to the recently acquired medical business division of VitalWorks, Inc. The Company does not track assets by geographical business segment. Certain prior year amounts have been reclassified to conform with current year presentation.

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended April 2, 2005 and April 3, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	East	West	Global	Other	Total
Three months ended April 2, 2005

Revenues	$34,613	$54,688	$41,788	$36,207	$51,006	$22,128	$22,104	$262,534

Cost of revenues	7,553	10,972	9,250	9,116	11,298	2,448	4,771	55,408
Operating expenses	7,198	9,584	8,407	9,208	9,594	9,369	131,113	184,473

Total costs and expenses	14,751	20,556	17,657	18,324	20,892	11,817	135,884	239,881

Operating earnings/(loss)	$19,862	$34,132	$24,131	$17,883	$30,114	$10,311	$(113,780)	$22,653

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	East	West	Global	Other	Total
Three months ended April 3, 2004

Revenues	$37,183	$48,596	$45,956	$34,818	$34,580	$13,700	$3,894	$218,727

Cost of revenues	8,211	8,060	10,465	9,023	8,165	1,519	1,230	46,673
Operating expenses	7,197	7,142	7,732	8,231	8,180	9,506	101,553	149,541

Total costs and expenses	15,408	15,202	18,197	17,254	16,345	11,025	102,783	196,214

Operating earnings/(loss)	$21,775	$33,394	$27,759	$17,564	$18,235	$2,675	$(98,889)	$22,513

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

Results Overview

The Company delivered strong results in the first quarter of 2005. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were a first quarter record at $233,845,000 in the first quarter of 2005, an increase of 8% compared to $216,351,000 in the first quarter of 2004.

Total revenues in the first quarter were $262,534,000, an increase of 20% compared to the first quarter of 2004. The revenue composition for the first quarter of 2005 was $99,942,000 in system sales, $71,226,000 in support and maintenance, $84,775,000 in services and $6,591,000 in reimbursed travel. Revenues for the first quarter of 2005 included $17,329,000, split fairly evenly between system sales and support, maintenance and services, from the acquisition of the medical business division of VitalWorks, Inc., which closed on January 3, 2005.

The Company’s solid bookings drove a 22% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the first quarter at $1,244,758,000. Backlog continues to grow faster than revenue as the Company is experiencing strong growth in managed services and subscription bookings, which are recognized as revenue over a longer period of time than other types of bookings, such as software and hardware. Collectively, managed services and subscription bookings represented approximately 22% of total bookings in the first quarter of 2005, which is consistent with levels experienced in 2004.

Net earnings were $12,520,000 in the first quarter of 2005 compared to $14,129,000 in the first quarter of 2004. Net earnings for the three-month period ended April 2, 2005 included a write off of acquired in process research and development of $3,941,000, net of a $2,441,000 tax benefit. Net earnings for the three-month period ended April 3, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of a $1,197,000 tax expense. Excluding these two items, net earnings were $16,461,000 and $12,303,000 in the first quarters of 2005 and 2004, respectively. The increase in net earnings in the first quarter of 2005 was driven both by revenue growth and margin expansion. Operating margins were 8.6% (11.1% excluding the write off of acquired in-process research and development) in the first quarter of 2005 compared to 10.3% in the year-ago quarter. Going forward, management believes the Company can continue to increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales and general and administrative spending.

The Company’s operational performance was also strong in the first quarter of 2005. The Company brought 175 Cerner Millennium solutions live in the first quarter of 2005, bringing the cumulative number of solutions implemented to nearly 4,000 at more than 780 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.

The Company’s strong operational performance is also reflected in its cash flow results. In the first quarter of 2005, the Company generated $44,324,000 of cash flow from operations, with days sales outstanding decreasing from 108 days at the end of the first quarter of 2004 to 99 days at the end of the first quarter of 2005. Free cash flow, defined as operating cash flow less capital expenditures and capitalized software, was $14,720,000 in the first quarter of 2005 compared to $1,093,000 in the first quarter of 2004.

Healthcare Information Technology Market

The Company believes there are significant opportunities in the healthcare information technology marketplace. Healthcare remains the largest single component of the United States economy. Many states are now spending more dollars on healthcare than they are on education, and they are faced with difficult decisions as they attempt to balance their budgets. The aging baby boomers will put additional strain on the healthcare system as their need for care increases. Federal and state governments are looking for ways to address these challenges, and Cerner believes the efficiency and safety benefits of healthcare information technology can provide some relief.

There are several public and private activities that reflect recognition of the value of healthcare information technology. Examples include:

•	The creation of the sub-cabinet position in 2004 of National Health Information Technology Coordinator inside The Department of Health and Human Services that was filled by Dr. David Brailer.;

•	The bipartisan coalitions that are gaining momentum, such as with Senator Clinton and Majority Leader Frist, who placed an editorial in the August 25, 2004, Washington Post that focused on the important role information technology needs to play in lowering costs, improving quality and empowering consumers.;

•	President Bush’s goal for every American to have a Personal Health Record at the end of ten years. President Bush established this goal in 2004 and reiterated the importance of healthcare information technology in his 2005 State of the Union address.;

•	More widespread adoption of Pay-For-Performance compensation systems that could drive near complete digitization of medical records for both hospitals and physician offices; and

•	Increasing activity by employers, such as General Motors, Delta Airlines, UPS, Verizon, General Electric, and Boeing who are helping drive wider-spread adoption of The Leapfrog Group’s standards, including computerized physician order entry.

Results of Operations

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

The Company’s revenues increased 20% to $262,534,000 for the three-month period ended April 2, 2005 from $218,727,000 for the three-month period ended April 3, 2004. Revenues for the first quarter of 2005 included $17,329,000 from the acquisition of the medical business division of VitalWorks, Inc., which closed on January 3, 2005. Net earnings decreased 11% to $12,520,000 in the 2005 period from $14,129,000 for the 2004 period. Net earnings for the three-month period ended April 2, 2005 included a write off of acquired in-process research and development of $3,941,000, net of a $2,441,000 tax benefit. Net earnings for the three-month period ended April 3, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of a $1,197,000 tax expense. Excluding these two items, net earnings increased 34% in the first quarter of 2005 compared to the first quarter of 2004.

System sales revenues increased 18% to $99,942,000 for the three-month period ended April 2, 2005 from $84,512,000 for the corresponding period in 2004. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software, installation fees and subscriptions. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks, Inc. in the first quarter of 2005 compared to the first quarter of 2004.

Support, maintenance and service revenues increased 23% to $156,001,000 during the first quarter of 2005 from $127,069,000 during the same period in 2004. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $71,226,000 and $57,845,000 for the first quarter of 2005 and 2004, respectively. Service revenues were $84,775,000 and $69,224,000 for the first quarter of 2005 and 2004, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquisition of VitalWorks’ medical business division.

At April 2, 2005, the Company had $1,244,758,000 in contract backlog and $364,524,000 in support and maintenance backlog, compared to $1,000,835,000 in contract backlog and $318,526,000 in support and maintenance backlog at April 3, 2004.

The cost of revenue was 21% of total revenues in the first quarter of 2005 and 2004, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.

Sales and client service expenses as a percent of total revenues were 42% in the first quarter of 2005 and 2004, respectively. Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $110,840,000 in the first quarter of 2005 from $92,842,000 in the same period of 2004 was primarily attributable to an increase in personnel expense and marketing related expenses and the inclusion of expenses from VitalWorks’ medical business division.

Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2005 and 2004 were $53,712,000 and $47,097,000, respectively. These amounts exclude amortization. Capitalized software costs were $16,510,000 and $15,226,000 for the first quarter of 2005 and 2004, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions and the inclusion of expenses from VitalWorks medical business division.

General and administrative expenses as a percent of total revenues were 7% and 6% in the first quarter of 2005 and 2004, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the first quarter of 2005 and 2004 were $17,922,000 and $14,145,000, respectively. This increase is due primarily to the growth of the Company’s core business and as a result of acquisitions.

The write-off of in-process research and development is an expense resulting from the acquisition of the medical business division of VitalWorks, Inc.

Net interest expense was $1,742,000 in the first quarter of 2005 compared to $2,115,000 in the first quarter of 2004.

Other income was $30,000 in the first quarter of 2005 compared to $3,014,000 in the first quarter of 2004. This decrease is due to the gain on the sale of Zynx Health Incorporated which was included in other income in the first quarter of 2004.

Operations by Segment

In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and depreciation that have not been allocated to the operating segments. Also included in “Other” are revenues and expenses related to the recently acquired medical business division of VitalWorks, Inc. The Company does not track assets by geographical business segment.

The following table presents a summary of the operating information for the three months ended April 2, 2005.

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	East	West	Global	Other	Total
Three months ended April 2, 2005

Revenues	$34,613	$54,688	$41,788	$36,207	$51,006	$22,128	$22,104	$262,534

Cost of revenues	7,553	10,972	9,250	9,116	11,298	2,448	4,771	55,408
Operating expenses	7,198	9,584	8,407	9,208	9,594	9,369	131,113	184,473

Total costs and expenses	14,751	20,556	17,657	18,324	20,892	11,817	135,884	239,881

Operating earnings/(loss)	$19,862	$34,132	$24,131	$17,883	$30,114	$10,311	$(113,780)	$22,653

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	East	West	Global	Other	Total
Three months ended April 3, 2004

Revenues	$37,183	$48,596	$45,956	$34,818	$34,580	$13,700	$3,894	$218,727

Cost of revenues	8,211	8,060	10,465	9,023	8,165	1,519	1,230	46,673
Operating expenses	7,197	7,142	7,732	8,231	8,180	9,506	101,553	149,541

Total costs and expenses	15,408	15,202	18,197	17,254	16,345	11,025	102,783	196,214

Operating earnings/(loss)	$21,775	$33,394	$27,759	$17,564	$18,235	$2,675	$(98,889)	$22,513

Operating earnings in the Great Lakes segment decreased 9% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Total revenues decreased 7% in the first quarter of 2005 compared to the first quarter of 2004. The decrease in revenues was primarily driven by a decrease in licensed software revenues in the first quarter of 2005 compared to the first quarter of 2004. Costs of revenues were 22% of total revenues of the Great Lakes segment for the first quarter of 2005 and 2004.

Operating earnings in the Mid-America segment increased 2% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Total revenues increased 13% in the first quarter 2005 compared to the first quarter of 2004. The increase in revenues was driven primarily by an increase in professional services, hardware and managed services revenue in the first quarter of 2005 compared to the first quarter of 2004. Cost of revenues were 20% and 17% of total Mid-America segment revenues for the first quarter of 2005 and the first quarter of 2004, respectively. The increase in the cost of revenues as a percent of revenues is due primarily to an increase in hardware sales in the first quarter of 2005 compared to 2004. Operating expenses increased 34% in the first quarter of 2005 compared to 2004, due primarily to an increase in personnel related expense.

Operating earnings in the North Atlantic segment decreased 13% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Total revenues decreased 9% in the first quarter of 2005 compared to the first quarter of 2004, due primarily to a decrease in licensed software revenues in the first quarter of 2005 compared to the first quarter of 2004. Cost of revenues were 22% and 23% of total North Atlantic segment revenues for the first quarter of 2005 and 2004, respectively. Operating expenses increased 9% in the first quarter of 2005 compared to 2004, due primarily to an increase in personnel related expenses.

Operating earnings in the Southeast segment remained flat for the three months ended April 2, 2005 compared to the three months ended April 3, 2005. Revenues increased 4% in the first quarter of 2005 compared to the first quarter of 2004. This increase was driven primarily by an increase in hardware and professional services revenue. Cost of revenues were 25% and 26% of total Southeast segment revenues for the first quarter of 2005 and the first quarter of 2004, respectively. Operating expenses increased 12% in the first quarter of 2005 compared to 2004, this increase is due primarily to an increase in personnel related expenses.

Operating earnings in the West segment increased 65% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Total revenues increased 48% in the first quarter of

2005 compared to the first quarter of 2004, due to a strong increase in licensed software revenue. Cost of revenues were 22% and 24% of total West segment revenues for the first quarter of 2005 and 2004, respectively. Operating expenses increased 17% in the first quarter of 2005 compared to the first quarter of 2004, due primarily to an increase in personnel related expenses.

Operating earnings in the Global segment increased 285% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Total revenues increased 62% in the first quarter of 2005 compared to the first quarter of 2004. The increase in revenues is due primarily to increases in licensed software and professional services in the first quarter of 2005 compared to the first quarter of 2004. Cost of revenues were 11% of total Global segment revenues for the first quarter of 2005 and 2004.

Operating losses in Other increased 15% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004. Included in Other are revenues and expenses related to the recently acquired medical business division of VitalWorks, Inc. Operating expenses increased 29% in first quarter of 2005 compared to the first quarter of 2004. This increase in operating expenses is due to the acquisition of the medical business division of VitalWorks, Inc., and an increase in expenses such as software development, marketing, general and administrative and depreciation in the first quarter of 2005 compared to the first quarter of 2004. Operating expenses in the first quarter of 2005 includes the write-off of acquired in-process research and development of $6,382,000.

Capital Resources and Liquidity

The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.

The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At April 2, 2005 the Company had cash and cash equivalents of $126,680,000 and working capital of $245,749,000.

The Company generated cash of $44,324,000 and $30,700,000 from operations for the three months ended April 2, 2005 and April 3, 2004, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first quarter of 2005 and 2004, the Company received total client cash collections of $278,900,000 and $218,204,000, respectively, of which 7.6% and 6.6% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased from 104 days at the end of 2004 to 99 days on April 2, 2005. Revenues under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in the first quarter of 2005 compared to the first quarter of 2004, and the Company expects these revenues to continue to grow as the base of installed systems grows.

Cash used in investing activities consisted primarily of the acquisition of businesses of $101,977,000 in 2005, capitalized software development costs of $16,510,000 and $15,226,000 and purchases of capital equipment, land and buildings of $13,094,000 and $14,381,000 in the three months ended April 2, 2005 and April 3, 2004, respectively. The Company completed the sale of Zynx Healthcare Incorporated in the first quarter of 2004 for $12,000,000.

The Company’s financing activities for the first three months of 2005 primarily consisted of proceeds of debt of $35,000,000, repayment of debt of $15,669,000 and of the proceeds from the exercise of stock options of $5,720,000. For the first three months of 2004 the Company’s financing activities consisted primarily of proceeds from the exercise of stock options of $4,669,000.

The Company believes that its present cash position, together with cash generated from operations and if necessary the line of credit, will be sufficient to meet anticipated cash requirements during 2005. The Company has $90,000,000 of long-term, revolving credit from banks. At April 2, 2005 the Company had outstanding borrowings of $20,000,000 under the agreement.

The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is currently assessing the impact that the Statement may have on its consolidated financial statements.

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

Quarterly Operating Results May Vary — The Company’s quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes mandated by regulating entities, demand for the Company’s software solutions and services, the Company’s long sales cycle, potentially long installation and implementation cycles for larger, more complex and costlier systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for the Company’s Cerner Millennium solutions, a large percentage of the Company’s revenues are generated by the sale and installation of larger, more complex and costlier systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions undertaken by competitors. Delays in the expected sale or installation of these large systems may have a significant impact on the Company’s anticipated quarterly revenues and consequently its earnings, since a significant percentage of the Company’s expenses are relatively fixed.

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

Healthcare Fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are clients of the Company are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantial funding, powers and remedies to pursue suspected fraud and abuse. The effect of this government regulation of the Company’s clients is difficult to predict. While the Company believes that it is in substantial compliance with any applicable laws, many of the regulations applicable to the Company’s clients and that may be applicable to the Company, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require the Company’s clients to make changes in their operations or the way that they deal with the Company. If such laws and regulations are determined to be applicable to the Company and if the Company fails to comply with any applicable laws and regulations, it could be subject to sanctions or liability, including exclusion from government health programs and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

There have been five FDA inspections since 1999 at various Cerner sites. Inspections conducted at the Company’s World Headquarters in 1999 and its Lake Mary facility in 2003 each resulted in the issuance of an FDA Form 483 that the Company responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1999 and 2003. The remaining three FDA inspections, including an inspection at the Company’s World Headquarters in 2004, resulted in no issuance of a Form 483. The Company, however, remains subject to periodic FDA inspections and there can be no assurances that the Company will not be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Any failure by the Company to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Security and Privacy of Patient Information. State and federal laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. Regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply.

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

Product Related Liabilities — Many of the Company’s software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against the Company to date regarding injuries related to the use of its software solutions, such claims may be made in the future. Although the Company maintains product liability insurance coverage in an amount that it believes is sufficient for its business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against the Company, which claim is uninsured or under-insured, could materially harm the Company’s business, results of operations or financial condition.

System Errors and Warranties — The Company’s systems, particularly the Cerner Millennium versions, are very complex. As with complex systems offered by others, the Company’s systems may contain errors, especially when first introduced. Although the Company conducts extensive testing, it has discovered software errors in its software solutions after their introduction. The Company’s systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of the Company software solutions have a greater sensitivity to system errors than the market for software products generally. The Company’s agreements with its clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to cancel the contract and obtain a refund and/or damages, or could require the Company to incur additional expense in order to make the system meet these criteria. The Company’s contracts with its clients generally limit the Company’s liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful claim brought against the Company, which claim is uninsured or under-insured, could materially harm the Company’s business, results of operations or financial condition.

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

Third-Party Suppliers — The Company licenses or purchases intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporates it into or sells it in conjunction with the Company’s software solutions and services, some of which intellectual property or technology is critical to the operation of the Company’s solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate the Company’s licenses or supply contracts, the Company might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of the Company’s solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by the Company’s existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, the Company’s gross margin levels could significantly decrease. In addition, interruption in functionality of the Company’s solutions could adversely affect future sales of licenses and services.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any significant market risk.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cerner have been detected.

Part II. Other Information

Item 1. Legal Proceedings

Refer to Note 7 to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to the Company’s legal proceedings.

Item 6. Exhibits

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

CERNER CORPORATION Registrant

May 12, 2005	By:	/s/	Marc G. Naughton

Date			Marc G. Naughton
Chief Financial Officer