Form 10-Q
period 2005-07-02
CERNER CORP /MO/
filed 2005-08-11
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Yes ☑           No ☐
     There were 37,392,757 shares of Common Stock, $.01 par value, outstanding at July 2, 2005.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	January 1,
	2005	2005
(In thousands, except share data)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$132,335	$189,784
Receivables	299,673	282,199
Inventory	11,102	7,373
Prepaid expenses and other	37,401	30,117

Total current assets	480,511	509,473

Property and equipment, net	258,909	230,440
Software development costs, net	165,635	157,765
Goodwill, net	110,375	54,600
Intangible assets, net	60,645	22,690
Other assets	7,707	7,297

Total Assets	$1,083,782	$982,265

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,999	$37,008
Current installments of long-term debt	21,879	21,908
Note payable to bank	40,000	—
Deferred revenue	76,766	77,445
Deferred income taxes	8,383	430
Accrued payroll and tax withholdings	54,518	55,819
Other accrued expenses	17,331	6,634

Total current liabilities	268,876	199,244

Long-term debt	91,043	108,804
Deferred income taxes	71,852	69,863
Deferred revenue	6,006	5,703

Minority owners’ equity interest in subsidiary	1,286	1,166

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 38,895,756 shares issued at July 2, 2005 and 38,139,881 issued at January 1, 2005	389	381
Additional paid-in capital	288,808	271,116
Retained earnings	376,335	344,011
Treasury stock, at cost (1,502,999 shares in 2005 and 2004)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,980	8,770

Total stockholders’ equity	644,719	597,485

	$1,083,782	$982,265

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2	July 3,	July 2	July 3,
	2005	2004	2005	2004
(In thousands, except per share data)
Revenues:
System sales	$105,200	$84,853	$205,142	$169,365
Support, maintenance and services	164,251	133,949	320,252	261,018
Reimbursed travel	8,364	9,588	14,955	16,734

Total revenues	277,815	228,390	540,349	447,117

Costs and expenses:
Cost of revenues	59,601	50,564	115,009	97,237
Sales and client service	114,291	94,232	225,131	187,074
Software development	48,702	42,769	98,031	85,323
General and administrative	21,013	14,919	38,935	29,064
Write off of in-process research and development	—	—	6,382	—

Total costs and expenses	243,607	202,484	483,488	398,698

Operating earnings	34,208	25,906	56,861	48,419

Other income (expense):
Interest expense, net	(1,366)	(1,792)	(3,108)	(3,907)
Other income	47	(174)	77	2,840

Total other expense, net	(1,319)	(1,966)	(3,031)	(1,067)

Earnings before income taxes	32,889	23,940	53,830	47,352
Income taxes	(13,086)	(9,626)	(21,507)	(18,909)

Net earnings	19,803	14,314	32,323	28,443

Basic earnings per share	$.53	$.40	$.87	$.79

Basic weighted average shares outstanding	37,157	36,044	36,949	35,799

Diluted earnings per share	$.51	$.38	$.84	$.76

Diluted weighted average shares outstanding	38,986	37,510	38,673	37,306
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 2, 2005	July 3, 2004
(In thousands)
Cash flows from operating activities:
Net earnings	$32,323	$28,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,581	42,963
Gain on sale of business	—	(3,023)
Write-off of acquired in process research and development	6,382	—
Provision for deferred income taxes	2,017	3,347
Changes in assets and liabilities, net of business acquired and sold:
Receivables, net	(5,307)	(3,028)
Inventory	(3,557)	823
Prepaid expenses and other	(6,195)	(10,732)
Accounts payable	(6,977)	(123)
Accrued income taxes	8,368	8,952
Deferred revenue	(8,417)	(1,811)
Other accrued liabilities	7,439	1,595

Total adjustments	56,334	38,963

Net cash provided by operating activities	88,657	67,406

Cash flows from investing activities:
Purchase of capital equipment	(29,042)	(17,738)
Purchase of land, buildings and improvements	(13,816)	(9,191)
Acquisition of business, net of cash acquired	(107,310)	(238)
Proceeds from the sale of business	—	12,000
Repayment of notes receivable	21	1,943
Capitalized software development costs	(32,159)	(30,381)

Net cash used in investing activities	(182,306)	(43,605)

Cash flows from financing activities:
Proceeds from revolving line of credit	55,000	—
Repayment of revolving line of credit and long-term debt	(35,419)	(19,528)
Proceeds from exercise of options	18,292	11,775
Associate stock purchase plan discounts	(593)	(352)

Net cash provided by (used in) financing activities	37,280	(8,105)

Effect of exchange rate changes on cash	(1,080)	(311)

Net (decrease) increase in cash and cash equivalents	(57,449)	15,385

Cash and cash equivalents at beginning of period	189,784	121,839

Cash and cash equivalents at end of period	$132,335	$137,224

Supplemental disclosures of cash flow information:

Noncash financing activities	—	$7,500
Issuance of note payable for unused software credits	—	$7,500
Acquisition of equipment through capital leases	—	$3,323
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
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings and foreign currency translation adjustments amounted to $18,475,000 and $13,707,000 for the three months ended July 2, 2005 and July 3, 2004 and $29,533,000 and $27,735,000 for the six months ended July 2, 2005 and July 3, 2004, respectively.
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

	Three months ended			Three months ended
	July 2, 2005			July 3, 2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share Income available to common stockholders	$19,803	37,157	$.53	$14,314	36,044	$.40

Effect of dilutive securities Stock options	—	1,829		—	1,466

Diluted earnings per share Income available to common stockholders including

Assumed conversions	$19,803	38,986	$.51	$14,314	37,510	$.38

Options to purchase 135,000 and 2,190,000 shares of common stock at per share prices ranging from $62.15 to $273.72 and $43.14 to $273.72 were outstanding at the three-months ended July 2, 2005 and July 3, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Six months ended			Six months ended
	July 2, 2005			July 3, 2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share Income available to common stockholders	$32,323	36,949	$.87	$28,443	35,799	$.79

Effect of dilutive securities Stock options	—	1,724		—	1,507

Diluted earnings per share Income available to common stockholders including

Assumed conversions	$32,323	38,673	$.84	$28,443	37,306	$.76

Options to purchase 78,570 and 1,650,000 shares of common stock at per share prices ranging from $57.09 to $273.72 and $43.77 to $273.72 were outstanding at the six-months ended July 2, 2005 and July 3, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3)	Accounting for Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and six months ended July 2, 2005 and July 3, 2004.

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2005	2004	2005	2004
Reported net earnings	$19,803	14,314	32,323	28,443
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,862)	(1,020)	(4,900)	(2,924)

Pro-forma net earnings	16,941	13,294	27,423	25,519

Basic earnings per share:

Reported net earnings	$.53	.40	.87	.79
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.08)	(.03)	(.13)	(.08)

Pro-forma net earnings	.45	.37	.74	.71

Diluted earnings per share:

Reported net earnings	$.51	.38	.84	.76
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.07)	(.03)	(.13)	(.08)

Pro-forma net earnings	.44	.35	.71	.68

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
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100 million, which was funded with existing cash of approximately $65 million and borrowings on the revolving line of credit of approximately $35 million. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical division will expand the Company’s presence in the physician practice market. $6.4 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in the first quarter of 2005. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55.5 million and $43.5 million in intangible assets that will be amortized over five years. The allocation of the purchase price is preliminary until management completes its evaluation of the fair value of the net assets acquired.
The unaudited financial information in the table below summarizes the combined results of operations of Cerner Corporation and the medical business division of VitalWorks, Inc., on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s revolving line of credit had taken place at the beginning of the period presented. The pro forma financial information for the period presented includes the purchase accounting effect of amortization charges from acquired intangible assets and the charge for the write off of acquired in process research and development of $3,941,000, net of a $2,441,000 tax benefit.

	Three months ended	Six months ended
(in thousands, except per share data)	July 3, 2004	July 3, 2004

Total revenues	$246,234	482,220
Net Income	$15,351	26,374
Basic earnings per share	$.43	.74
Diluted earnings per share	$.41	.71
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
Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of – completion method are recorded as deferred revenue. A summary of receivables is as follows:

	July 2,	January 1,
(In thousands)	2005	2005

Accounts receivable	$198,771	185,290
Contracts receivable	100,902	96,909

Total receivables	$299,673	282,199

The Company provides general and specific allowances for estimated uncollectible accounts based upon historical experience and management’s judgment. At July 2, 2005 and January 1, 2005 the allowance for estimated uncollectible accounts was $18,296,000 and $17,583,000, respectively.
(6)	Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company’s 2005 review of goodwill was completed in the second quarter of 2005 and indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		July 2, 2005		January 1, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$50,234	25,058	40,966	20,792
Customer lists	5.0	40,266	6,056	3,700	2,240
Patents	14.0	1,170	121	1,080	109
Non-compete agreements	5.0	274	64	125	40

Total	5.11	$91,944	31,299	45,871	23,181

Aggregate amortization expense for the six months ended July 2, 2005 and July 3, 2004 was $8,118,000 and $2,672,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining six months:	2005	$8,297
For year ended:	2006	15,651
	2007	13,002
	2008	11,748
	2009	10,022

The changes in the carrying amount of goodwill for the six months ended July 2, 2005 are as follows:

Balance as of January 1, 2005	$54,600
Goodwill acquired	56,747
Foreign currency translation adjustment and other	(972)

Balance as of July 2, 2005	$110,375

(7)	Contingencies
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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six-months ended July 2, 2005 and July 3, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Three months ended July 2, 2005

Revenues	$41,928	$54,695	$47,205	$36,872	$48,026	$32,205	$16,884	$277,815

Cost of revenues	10,726	11,281	10,116	8,802	9,590	4,920	4,166	59,601
Operating expenses	6,910	9,831	8,435	8,827	9,659	10,340	130,004	184,006

Total costs and expenses	17,636	21,112	18,551	17,629	19,249	15,260	134,170	243,607

Operating earnings/(loss)	$24,292	$33,583	$28,654	$19,243	$28,777	$16,945	$(117,286)	$34,208

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Three months ended July 3, 2004

Revenues	$38,662	$52,267	$37,773	$39,258	$43,939	$9,624	$6,867	$228,390

Cost of revenues	9,002	11,840	8,070	8,823	8,369	1,395	3,065	50,564
Operating expenses	6,791	7,983	7,641	8,241	8,186	7,246	105,832	151,920

Total costs and expenses	15,793	19,823	15,711	17,064	16,555	8,641	108,897	202,484

Operating earnings/(loss)	$22,869	$32,444	$22,062	$22,194	$27,384	$983	$(102,030)	$25,906

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Six months ended July 2, 2005

Revenues	$76,545	$109,345	$88,960	$72,931	$97,857	$55,389	$39,322	$540,349

Cost of revenues	18,278	22,252	19,362	17,854	20,301	7,405	9,557	115,009
Operating expenses	14,107	19,416	16,842	18,035	19,253	19,708	261,118	368,479

Total costs and expenses	32,385	41,668	36,204	35,889	39,554	27,113	270,675	483,488

Operating earnings/(loss)	$44,160	$67,677	$52,756	$37,042	$58,303	$28,276	$(231,353)	$56,861

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Six months ended July 3, 2004

Revenues	$75,735	$100,356	$83,552	$74,380	$78,321	$21,655	$13,118	$447,117

Cost of revenues	17,149	19,858	18,535	17,809	16,464	2,766	4,656	97,237
Operating expenses	13,988	15,125	15,374	16,473	16,366	16,753	207,382	301,461

Total costs and expenses	31,137	34,983	33,909	34,282	32,830	19,519	212,038	398,698

Operating earnings/(loss)	$44,598	$65,373	$49,643	$40,098	$45,491	$2,136	$(198,920)	$48,419

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
Results Overview
The Company delivered strong results in the second quarter of 2005. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were at record levels at $284,372,000 in the second quarter of 2005, an increase of 18% compared to $240,391,000 in the second quarter of 2004.
Total revenues in the second quarter were $277,815,000, an increase of 22% compared to the second quarter of 2004. The revenue composition for the second quarter of 2005 was $105,200,000 in system sales, $73,129,000 in support and maintenance, $91,122,000 in services and $8,364,000 in reimbursed travel. Revenues for the second quarter of 2005 included $17,699,000, split fairly evenly between system sales and support, maintenance and services, from the acquisition of the medical business division of VitalWorks, Inc., which closed on January 3, 2005.
The Company’s record bookings drove a 25% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the second quarter at $1,336,143,000. Backlog continues to grow faster than revenue as the Company is experiencing strong growth in managed services, which are recognized as revenue over a longer period of time than other types of bookings, such as software and hardware.
Net earnings were $19,803,000 in the second quarter of 2005 compared to $14,314,000 in the second quarter of 2004. The increase in net earnings in the second quarter of 2005 was driven both by revenue growth and margin expansion. Operating margins were 12.3% in the second quarter of 2005 compared to 11.3% in the year-ago quarter. Going forward, management believes the Company can continue to increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales and general and administrative spending.
The Company’s operational performance was also strong in the second quarter of 2005. The Company brought 347 Cerner Millennium solutions live in the second quarter of 2005, bringing the cumulative number of solutions implemented to over 4,300 at nearly 860 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.
The Company’s strong operational performance is also reflected in its cash flow results. In the second quarter of 2005, the Company generated $44,333,000 of cash flow from operations, with near record cash collections of $277,550,000 and days sales outstanding decreasing from 103 days at the end of the second quarter of 2004 to 98 days at the end of the second quarter of 2005.
Healthcare Information Technology Market
The second quarter of 2005 was again full of positive activity in the healthcare information technology marketplace. The Company has communicated in the past the government’s increasing commitment to healthcare information technology. Recent legislative activity illustrates the strength of the government’s commitment. There have now been at least eighteen Healthcare Information Technology (“HIT”) bills introduced with broad bipartisan representation. These recently introduced bills propose facilitating HIT investments by offering incentives such as direct grants, favorable tax treatment, reduced Stark and anti-kickback rules, HIT loans, and differential reimbursement. Recently, the supporters of two of these bipartisan bills indicated they would be combining their bills to consolidate support for common goals. While it is unclear exactly how these legislative measures will unfold, it appears that there is strong support for HIT initiatives, and the Company believes any of these measures has the potential to positively impact its industry.
In addition to legislative activity, on June 6, 2005, Health and Human Services Secretary, Michael Leavitt, announced the formation of a national collaboration in an effort to advance President Bush’s goal for most Americans to have an electronic health record within 10 years. This private-public collaboration, called the American Health Information Community (“AHIC”), will focus on privacy, standards, certification, and architecture.
Also worth noting is the fact that Moody’s Investors Services has commented on HIT with a May 2005 report in which they conclude there are several benefits to providers who invest in clinical information technology that allows them to increase safety and quality while becoming more efficient. Moody’s also indicates that HIT investments will be necessary for providers to remain competitive. Having a major rating service support HIT investment is important to providers, so the Company views this as another positive for HIT.
Results of Operations
Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004
The Company’s revenues increased 22% to $277,815,000 for the three-month period ended July 2, 2005 from $228,390,000 for the three-month period ended July 3, 2004. Revenues for the second quarter of 2005 included $17,699,000 from the acquisition of the medical business division of VitalWorks, Inc., which closed on January 3, 2005. Net earnings increased 38% to $19,803,000 in the 2005 period from $14,314,000 for the 2004 period.
System sales revenues increased 24% to $105,200,000 for the three-month period ended July 2, 2005 from $84,853,000 for the corresponding period in 2004. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software, installation fees and subscriptions. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks, Inc. in the second quarter of 2005 compared to the second quarter of 2004.
Support, maintenance and service revenues increased 23% to $164,251,000 during the second quarter of 2005 from $133,949,000 during the same period in 2004. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $73,129,000 and $59,766,000 for the second quarter of 2005 and 2004, respectively. Service revenues were $91,122,000 and $74,183,000 for the second quarter of 2005 and 2004, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquisition of VitalWorks’ medical business division.
At July 2, 2005, the Company had $1,336,143,000 in contract backlog and $379,994,000 in support and maintenance backlog, compared to $1,071,732,000 in contract backlog and $324,002,000 in support and maintenance backlog at July 3, 2004.
The cost of revenue was 21% and 22% of total revenues in the second quarter of 2005 and 2004, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 41% in the second quarter of 2005 and 2004. Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $114,291,000 in the second quarter of 2005 from $94,232,000 in the same period of 2004 was primarily attributable to an increase in personnel expense and marketing related expenses and the inclusion of expenses from VitalWorks’ medical business division.
Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2005 and 2004 were $52,189,000 and $47,378,000, respectively. These amounts exclude amortization. Capitalized software costs were $15,649,000 and $15,155,000 for the second quarter of 2005 and 2004, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions and the inclusion of expenses from VitalWorks’ medical business division.
General and administrative expenses as a percent of total revenues were 8% and 7% in the second quarter of 2005 and 2004, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the second quarter of 2005 and 2004 were $21,013,000 and $14,919,000, respectively. This increase is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market.
Net interest expense was $1,366,000 in the second quarter of 2005 compared to $1,792,000 in the second quarter of 2004. This decrease in interest expense is due to an increase in invested funds and a decrease in long-term debt.
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

The following table presents a summary of the operating information for the three months ended July 2, 2005 and July 3, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Three months ended July 2, 2005

Revenues	$41,928	$54,695	$47,205	$36,872	$48,026	$32,205	$16,884	$277,815

Cost of revenues	10,726	11,281	10,116	8,802	9,590	4,920	4,166	59,601
Operating expenses	6,910	9,831	8,435	8,827	9,659	10,340	130,004	184,006

Total costs and expenses	17,636	21,112	18,551	17,629	19,249	15,260	134,170	243,607

Operating earnings/(loss)	$24,292	$33,583	$28,654	$19,243	$28,777	$16,945	$(117,286)	$34,208

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Three months ended July 3,2004

Revenues	$38,662	$52,267	$37,773	$39,258	$43,939	$9,624	$6,867	$228,390

Cost of revenues	9,002	11,840	8,070	8,823	8,369	1,395	3,065	50,564
Operating expenses	6,791	7,983	7,641	8,241	8,186	7,246	105,832	151,920

Total costs and expenses	15,793	19,823	15,711	17,064	16,555	8,641	108,897	202,484

Operating earnings/(loss)	$22,869	$32,444	$22,062	$22,194	$27,384	$983	$(102,030)	$25,906

Operating earnings in the Great Lakes segment increased 6% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Total revenues increased 8% in the second quarter of 2005 compared to the second quarter of 2004. The increase in revenues was primarily driven by an increase in managed services, hardware and support and maintenance revenues in the second quarter of 2005 compared to the second quarter of 2004. Costs of revenues were 26% and 23% of total revenues of the Great Lakes segment for the second quarter of 2005 and 2004, respectively. The increase in the cost of revenues as a percent of revenues is due primarily to an increase in hardware sales in the second quarter of 2005 compared to 2004.
Operating earnings in the Mid-America segment increased 4% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Total revenues increased 5% in the second quarter 2005 compared to the second quarter of 2004. The increase in revenues was driven primarily by an increase in managed services and support and maintenance revenue in the second quarter of 2005 compared to the second quarter of 2004. Cost of revenues were 21% and 23% of total Mid-America segment revenues for the second quarter of 2005 and the second quarter of 2004, respectively. The decrease in the cost of revenues as a percent of revenues is due primarily to a decrease in hardware sales in the second quarter of 2005 compared to 2004. Operating expenses increased 23% in the second quarter of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the North Atlantic segment increased 30% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Total revenues increased 25% in the second quarter of 2005 compared to the second quarter of 2004, due primarily to an increase in licensed software, managed service and hardware revenues in the second quarter of 2005 compared to the second quarter of 2004. Cost of revenues were 21% of total North Atlantic segment revenues for the second quarter of 2005 and 2004, respectively. Operating expenses increased 10% in the second quarter of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Southeast segment decreased 13% for the three months ended July 2, 2005 compared to the three months ended July 3, 2005. Revenues decreased 6% in the second quarter of 2005 compared to the second quarter of 2004. This decrease was driven primarily by a decrease in licensed software revenue. Cost of revenues were 24% and 22% of total Southeast segment revenues for the second quarter of 2005 and the second quarter of 2004, respectively. Operating expenses increased 7% in the second quarter of 2005 compared to 2004, this increase is due primarily to an increase in personnel related expenses.

Operating earnings in the West segment increased 5% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Total revenues increased 9% in the second quarter of 2005 compared to the second quarter of 2004, due to increases in managed and support and maintenance revenue. Cost of revenues were 20% and 19% of total West segment revenues for the second quarter of 2005 and 2004, respectively. Operating expenses increased 18% in the second quarter of 2005 compared to the second quarter of 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Global segment increased 1,624% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Total revenues increased 235% in the second quarter of 2005 compared to the second quarter of 2004. The increase in revenues is due primarily to a strong increases in licensed software, professional services and hardware revenues in the second quarter of 2005 compared to the second quarter of 2004. Cost of revenues were 15% and 14% of total Global segment revenues for the second quarter of 2005 and 2004, respectively. Operating expenses increased 43% in the second quarter of 2005 compared to 2004, this increase is due to an increase in the Company’s presence in the global market.
Operating losses in Other increased 15% for the three months ended July 2, 2005 compared to the three months ended July 3, 2004. Included in Other are revenues and expenses related to the recently acquired medical business division of VitalWorks, Inc. Operating expenses increased 23% in second quarter of 2005 compared to the second quarter of 2004. This increase in operating expenses is due to the acquisition of the medical business division of VitalWorks, Inc., and an increase in expenses such as software development, marketing, general and administrative and depreciation in the second quarter of 2005 compared to the second quarter of 2004.
Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004
The Company’s revenues increased 21% to $540,349,000 for the six-month period ended July 2, 2005 from $447,117,000 for the six-month period ended July 3, 2004. Revenues for the six-month period of 2005 included $35,028,000 from the acquisition of the medical business division of VitalWorks, Inc., which closed on January 3, 2005. Net earnings increased 14% to $32,323,000 in the 2005 period from $28,443,000 for the 2004 period. Net earnings for the six-month period ended July 2, 2005 included a write off of acquired in-process research and development of $3,941,000, net of a $2,441,000 tax benefit. Net earnings for the six-month period ended July 3, 2004 included a gain on the sale of Zynx Health Incorporated of $1,826,000, net of a $1,197,000 tax expense. Excluding these two items, net earnings increased 36% in the first six months of 2005 compared to the first six months of 2004.
System sales revenues increased 21% to $205,142,000 for the six-month period ended July 2, 2005 from $169,365,000 for the corresponding period in 2004. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software, installation fees and subscriptions. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks, Inc. in the first six months of 2005 compared to the first six months of 2004.
Support, maintenance and service revenues increased 23% to $320,252,000 during the first six months of 2005 from $261,018,000 during the same period in 2004. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $144,355,000 and $117,611,000 for the six-month period of 2005 and 2004, respectively. Service revenues were $175,897,000 and $143,407,000 for the six-month period of 2005 and 2004, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquisition of VitalWorks’ medical business division.
At July 2, 2005, the Company had $1,336,143,000 in contract backlog and $379,994,000 in support and maintenance backlog, compared to $1,071,732,000 in contract backlog and $324,002,000 in support and maintenance backlog at July 3, 2004.
The cost of revenue was 21% and 22% of total revenues in the six-month period of 2005 and 2004, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 42% in the six-month period of 2005 and 2004, respectively. Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $225,131,000 in the six-month of 2005 from $187,074,000 in the same period of 2004 was primarily attributable to an increase in personnel expense and marketing related expenses and the inclusion of expenses from VitalWorks’ medical business division.
Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first six months of 2005 and 2004 were $105,901,000 and $94,475,000, respectively. These amounts exclude amortization. Capitalized software costs were $32,159,000 and $30,381,000 for the first six months of 2005 and 2004, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions and the inclusion of expenses from VitalWorks’ medical business division.
General and administrative expenses as a percent of total revenues were 7% in the six-month period of 2005 and 2004, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. Total general and administrative expenses for the six-month period of 2005 and 2004 were $38,935,000 and $29,064,000, respectively. This increase is due primarily to the growth of the Company’s core business, as a result of acquisitions and an increased presence in the global market.
The write-off of in-process research and development is an expense resulting from the acquisition of the medical business division of VitalWorks, Inc.
Net interest expense was $3,108,000 in the six-month period of 2005 compared to $3,907,000 in the six-month period of 2004. This decrease is due to an increase in invested funds and a decrease in long-term debt.
Other income was $77,000 in the six-month of 2005 compared to $2,840,000 in the six-month of 2004. This decrease is due to the gain on the sale of Zynx Health Incorporated which was included in other income in the first quarter of 2004.
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
The following table presents a summary of the operating information for the six months ended July 2, 2005 and July 3, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Six months ended July 2, 2005

Revenues	$76,545	$109,345	$88,960	$72,931	$97,857	$55,389	$39,322	$540,349

Cost of revenues	18,278	22,252	19,362	17,854	20,301	7,405	9,557	115,009
Operating expenses	14,107	19,416	16,842	18,035	19,253	19,708	261,118	368,479

Total costs and expenses	32,385	41,668	36,204	35,889	39,554	27,113	270,675	483,488

Operating earnings/(loss)	$44,160	$67,677	$52,756	$37,042	$58,303	$28,276	$(231,353)	$56,861

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total

Six months ended July 3, 2004

Revenues	$75,735	$100,356	$83,552	$74,380	$78,321	$21,655	$13,118	$447,117

Cost of revenues	17,149	19,858	18,535	17,809	16,464	2,766	4,656	97,237
Operating expenses	13,988	15,125	15,374	16,473	16,366	16,753	207,382	301,461

Total costs and expenses	31,137	34,983	33,909	34,282	32,830	19,519	212,038	398,698

Operating earnings/(loss)	$44,598	$65,373	$49,643	$40,098	$45,491	$2,136	$(198,920)	$48,419

Operating earnings in the Great Lakes segment remained flat for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Total revenues also remained flat in the first six months of 2005 compared to the first six months of 2004. Costs of revenues were 24% and 23% of total revenues of the Great Lakes segment for the first six months of 2005 and 2004, respectively.
Operating earnings in the Mid-America segment increased 4% for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Total revenues increased 9% in the first six months of 2005 compared to the first six months of 2004. The increase in revenues was driven primarily by an increase in professional services, hardware and managed services revenue in the first six months of 2005 compared to the first six months of 2004. Cost of revenues were 20% of total Mid-America segment revenues for the first six months of 2005 and 2004. Operating expenses increased 28% in the first six months of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the North Atlantic segment increased 6% for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Total revenues increased 6% in the first six months of 2005 compared to the first six month of 2004, due primarily to an increase in professional services, support and maintenance and managed services revenues in the first six months of 2005 compared to the first six months of 2004. Cost of revenues were 22% of total North Atlantic segment revenues for the first six months of 2005 and 2004, respectively. Operating expenses increased 10% in the first six months of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Southeast segment decreased 8% for the six months ended July 2, 2005 compared to the six months ended July 3, 2005. Revenues decreased 2% in the first six of 2005 compared to the first six months of 2004. Cost of revenues were 24% of total Southeast segment revenues for the first six months of 2005 and the first six months of 2004, respectively. Operating expenses increased 9% in the first six months of 2005 compared to 2004, this increase is due primarily to an increase in personnel related expenses.
Operating earnings in the West segment increased 28% for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Total revenues increased 25% in the first six months of 2005 compared to the first six months of 2004, due to a strong increase in licensed software revenue. Cost of revenues were 21% of total West segment revenues for the first six months of 2005 and 2004, respectively. Operating expenses increased 18% in the first six months of 2005 compared to the first six months of 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Global segment increased 1,224% for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Total revenues increased 156% in the first six months of

2005 compared to the first six months of 2004. The increase in revenues is due primarily to increases in licensed software and professional services in the first six months of 2005 compared to the first six months of 2004. Cost of revenues were 13% of total Global segment revenues for the first six months of 2005 and 2004.
Operating losses in Other increased 16% for the six months ended July 2, 2005 compared to the six months ended July 3, 2004. Included in Other are revenues and expenses related to the recently acquired medical business division of VitalWorks, Inc. Operating expenses increased 26% in first six months of 2005 compared to the first six months of 2004. This increase in operating expenses is due to the acquisition of the medical business division of VitalWorks, Inc., and an increase in expenses such as software development, marketing, general and administrative and depreciation in the first six months of 2005 compared to the first six months of 2004. Operating expenses in the first six months of 2005 includes the write-off of acquired in-process research and development of $6,382,000.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At July 2, 2005 the Company had cash and cash equivalents of $132,335,000 and working capital of $211,635,000.
The Company generated cash of $88,657,000 and $67,406,000 from operations for the six months ended July 2, 2005 and July 3, 2004, respectively. This increase is primarily due to a stronger performance in net earnings and increased depreciation and amortization. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first six months of 2005 and 2004, the Company received total client cash collections of $556,500,000 and $453,550,000, respectively, of which 6.8% and 5.6% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased from 104 days at the end of 2004 to 98 days on July 2, 2005. Revenues under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in the first six months of 2005 compared to the first six months of 2004, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities consisted primarily of the acquisition of businesses of $107,310,000 in 2005, capitalized software development costs of $32,159,000 and $30,381,000 and purchases of capital equipment, land and buildings of $42,858,000 and $26,929,000 in the six months ended July 2, 2005 and July 3, 2004, respectively. The Company completed the sale of Zynx Healthcare Incorporated in the first quarter of 2004 for $12,000,000.
The Company’s financing activities for the first six months of 2005 primarily consisted of proceeds of debt of $55,000,000, repayment of debt of $35,419,000 and of the proceeds from the exercise of stock options of $18,292,000. For the first six months of 2004 the Company’s financing activities consisted primarily of the repayment of debt of $19,528,000 and the proceeds from the exercise of stock options of $11,775,000.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, the line of credit will be sufficient to meet anticipated cash requirements during 2005. The Company has $90,000,000 of long-term, revolving credit from banks. At July 2, 2005 the Company had outstanding borrowings of $40,000,000 under the agreement.
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
Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon –The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company has initiated a patent program but currently has a limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.
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
Third-Party Suppliers – The Company licenses or purchases intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporates it into or sells it in conjunction with the Company’s software solutions and services, some of which intellectual property or technology is critical to the operation of the Company’s solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate the Company’s licenses or supply contracts, the Company might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of the Company’s solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by the Company’s existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, the Company’s gross margin levels could significantly decrease. In addition, interruption in functionality of the Company’s solutions could adversely affect future sales of licenses and services.
Sales Forecasts – The Company’s sales forecasts may vary from actual sales in a particular quarter. The Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in its business. The Company’s sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. The Company compares this pipeline at various points in time to evaluate trends in its business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. The Company’s pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause the Company’s plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, or economic conditions or a variety of other reasons can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of the Company’s contracts are completed in the latter part of a quarter, the Company may not be able to adjust its cost structure promptly in response to a revenue shortfall resulting from a decrease in its pipeline conversion rate in any given fiscal quarter(s).

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company does not have any significant market risk.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cerner have been detected.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 7 to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to the Company’s legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 6, 2005, the Company issued 72,536 shares of its outstanding stock to University of Pittsburgh Medical Center upon exercise of a warrant granted in 2000. The aggregate exercise price was $3,277,720.50, or $45.1875 per share. The shares were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders meeting held on May 27, 2005, John C. Danforth and Neal L. Patterson were re-elected as Class I directors and William D. Zollars was elected as a Class I director. Clifford W. Illig, William B. Neaves, Ph.D, Gerald E. Bisbee, Jr., Ph.D. Nancy-Ann DeParle and Michael E. Herman continued as directors after the meeting. At the shareholders meeting, the selection of KPMG LLP as independent registered public accounting firm of the Company for 2005 was ratified.

	For	Withheld

John C. Danforth	26,953,968	8,039,093
Neal L. Patterson	34,562,188	430,873
William D. Zollars	31,793,885	3,199,176

	For	Against	Abstain

KPMG LLP	34,486,629	458,692	47,740

Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

August 11, 2004	By:	/s/Marc G. Naughton

Date	Marc G. Naughton
Chief Financial Officer