Form 10-Q
period 2005-10-01
CERNER CORP /MO/
filed 2005-11-10
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 38,224,368 shares of Common Stock, $.01 par value, outstanding at October 1, 2005.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	January 1,
(In thousands, except share data)	2005	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$134,186	$189,784
Receivables	316,718	282,199
Inventory	8,604	7,373
Prepaid expenses and other	54,439	30,117

Total current assets	513,947	509,473

Property and equipment, net	268,012	230,440
Software development costs, net	169,025	157,765
Goodwill, net	116,455	54,600
Intangible assets, net	64,663	22,690
Other assets	10,405	7,297

Total Assets	$1,142,507	$982,265

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$54,423	$37,008
Current installments of long-term debt	21,924	21,908
Note payable to bank	20,000	—
Deferred revenue	88,244	77,445
Deferred income taxes	16,307	430
Accrued payroll and tax withholdings	63,381	55,819
Other accrued expenses	13,912	6,634

Total current liabilities	278,191	199,244

Long-term debt	90,044	108,804
Deferred income taxes	71,855	69,863
Deferred revenue	5,374	5,703

Minority owners’ equity interest in subsidiaries	1,286	1,166

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 39,727,367 shares issued at October 1, 2005 and 38,139,881 issued at January 1, 2005	397	381
Additional paid-in capital	313,873	271,116
Retained earnings	402,890	344,011
Treasury stock, at cost (1,502,999 shares in 2005 and 2004)	(26,793)	(26,793)
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,390	8,770

Total stockholders’ equity	695,757	597,485

	$1,142,507	$982,265

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2
	2005	2004	2005	2004
(In thousands, except per share data)
Revenues:
System sales	$110,173	$82,882	$315,315	$252,247
Support, maintenance and services	175,208	140,123	495,460	401,141
Reimbursed travel	9,241	8,062	24,196	24,796

Total revenues	294,622	231,067	834,971	678,184

Costs and expenses:
Cost of revenues	65,305	45,013	180,314	142,250
Sales and client service	117,010	98,919	342,141	285,993
Software development	53,968	42,837	151,999	128,160
General and administrative	21,142	17,942	60,077	47,006
Write off of in-process research and development	—	—	6,382	—

Total costs and expenses	257,425	204,711	740,913	603,409

Operating earnings	37,197	26,356	94,058	74,775

Other income (expense):
Interest expense, net	(1,358)	(1,585)	(4,466)	(5,492)
Other income	310	52	387	2,892

Total other expense, net	(1,048)	(1,533)	(4,079)	(2,600)

Earnings before income taxes	36,149	24,823	89,979	72,175
Income taxes	(9,593)	(10,044)	(31,100)	(28,953)

Net earnings	26,556	14,779	58,879	43,222

Basic earnings per share	$.70	$.41	$1.59	$1.20

Basic weighted average shares outstanding	37,889	36,253	37,054	35,950

Diluted earnings per share	$.67	$.39	$1.51	$1.15

Diluted weighted average shares outstanding	39,897	37,653	38,940	37,422
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net earnings	$58,879	$43,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,317	65,871
Gain on sale of business	—	(3,023)
Write-off of acquired in process research and development	6,382	—
Provision for deferred income taxes	2,311	4,239

Changes in assets and liabilities, net of businesses acquired and sold:
Receivables, net	(22,785)	(6,618)
Inventory	(1,059)	777
Prepaid expenses and other	(25,291)	(8,581)
Accounts payable	(6,799)	(1,401)
Accrued income taxes	16,419	11,899
Deferred revenue	(511)	(4,233)
Other accrued liabilities	11,725	10,472

Total adjustments	76,709	69,402

Net cash provided by operating activities	135,588	112,624

Cash flows from investing activities:
Purchase of capital equipment	(49,021)	(27,401)
Purchase of land, buildings and improvements	(15,518)	(11,221)
Acquisition of businesses, net of cash acquired	(118,854)	(1,768)
Proceeds from the sale of business	—	12,000
Repayment of notes receivable	51	1,943
Capitalized software development costs	(47,343)	(44,662)

Net cash used in investing activities	(230,682)	(71,109)

Cash flows from financing activities:
Proceeds from revolving line of credit	70,000	—
Repayment of revolving line of credit and long-term debt	(71,209)	(20,251)
Proceeds from exercise of options	43,575	18,033
Associate stock purchase plan discounts	(802)	(588)

Net cash provided by (used in) financing activities	41,564	(2,806)

Effect of exchange rate changes on cash	(2,065)	(399)

Net (decrease) increase in cash and cash equivalents	(55,595)	39,108
Cash and cash equivalents at beginning of period	189,784	121,839

Cash and cash equivalents at end of period	$134,186	$160,947

Supplemental disclosures of cash flow information:
Noncash financing activities
Issuance of note payable for unused software credits	—	$7,500
Acquisition of equipment through capital leases	—	$3,323

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	11,621	392
Increase in property and equipment, net	2,355	65
Increase in goodwill and intangibles	124,715	2,714
Increase in deferred revenue	(10,979)	(981)
Increase in long term debt	(3,111)	(5)
Decrease in other working capital components	(5,747)	(417)
Total	118,854	1,768
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
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings and foreign currency translation adjustments amounted to $25,966,000 and $15,651,000 for the three months ended October 1, 2005 and October 2, 2004 and $55,499,000 and $43,386,000 for the nine months ended October 1, 2005 and October 2, 2004, respectively.
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

	Three months ended			Three months ended
	October 1, 2005			October 2, 2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$26,556	37,889	$.70	$14,779	36,253	$.41

Effect of dilutive securities:
Stock options	—	2,008		—	1,400

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$26,556	39,897	$.67	$14,779	37,653	$.39

Options to purchase 69,000 and 1,532,000 shares of common stock at per share prices ranging from $77.97 to $273.72 and $44.40 to $273.72 were outstanding at the three-months ended October 1, 2005 and October 2, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

	Nine months ended			Nine months ended
	October 1, 2005			October 2, 2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$58,879	37,054	$1.59	$43,222	35,950	$1.20

Effect of dilutive securities:
Stock options	—	1,886		—	1,472

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$58,879	38,940	$1.51	$43,222	37,422	$1.15

Options to purchase 36,000 and 1,668,000 shares of common stock at per share prices ranging from $63.50 to $273.72 and $43.62 to $273.72 were outstanding at the nine-months ended October 1, 2005 and October 2, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during the period.

(3) Accounting for Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and nine months ended October 1, 2005 and October 2, 2004.
(In thousands, except per share data)

	Three months ended		Nine months ended
	October	October	October	October 2,
	1, 2005	2, 2004	1, 2005	2004
Reported net earnings	$26,556	14,779	58,879	43,222
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,936)	(2,317)	(7,836)	(5,208)

Pro-forma net earnings	23,620	12,462	51,043	38,014

Basic earnings per share:

Reported net earnings	$.70	.41	1.59	1.20
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.08)	(.07)	(.21)	(.14)

Pro-forma net earnings	.62	.34	1.38	1.06

Diluted earnings per share:

Reported net earnings	$.67	.39	1.51	1.15
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.08)	(.06)	(.20)	(.13)

Pro-forma net earnings	.59	.33	1.31	1.02

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is currently assessing the impact that the Statement will have on its consolidated financial statements.
(4) Business Acquisition and Divestiture
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical division will expand the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in the first quarter of 2005. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,423,000 and $43,450,000 in intangible assets that will be amortized over five years. The allocation of the purchase price is preliminary until management completes its evaluation of the fair value of the net assets acquired.
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

	Three months ended	Nine months ended
(in thousands, except per share data)	October 2, 2004	October 2, 2004
Total revenues	$248,676	730,896
Net Income	$16,052	42,484
Basic earnings per share	$.44	1.18
Diluted earnings per share	$.43	1.14
On March 15, 2004 the Company sold the referential content portion of Zynx Health Incorporated (Zynx) for $12,000,000. The Company retained the life sciences portion of the business, which is engaged in selling life sciences data to pharmaceutical companies for use in research, and the Company retained rights to use the Zynx content in its solutions going forward. The sale of Zynx resulted in a gain of $3,023,000, net of $1,197,000 of tax.
In connection with filing the Company’s 2004 income tax return, management determined that the sale of Zynx in the first quarter of 2004 resulted in a tax capital loss. This tax capital loss was carried back against capital gains previously realized resulting in tax benefits of $4,794,000. The tax benefit was not recorded in the 2004 consolidated financial statements.
The tax benefit, if properly recorded in 2004, would have increased 2004 net earnings by $4,794,000. As the impact to prior year’s annual consolidated financial statements was not material, the Company recorded this tax benefit of $4,794,000 in the third quarter of 2005 (an increase to 2005 net earnings of $0.12 per share on a diluted basis for the three and nine months periods ended October 1, 2005, respectively).
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

	October 1,	January 1,
(In thousands)	2005	2005
Accounts receivable	$209,887	185,290
Contracts receivable	106,831	96,909

Total receivables	$316,718	282,199

The Company provides general and specific allowances for estimated uncollectible accounts based upon historical experience and management’s judgment. At October 1, 2005 and January 1, 2005 the allowance for estimated uncollectible accounts was $18,654,000 and $17,583,000, respectively.

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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:
(In thousands)

	Weighted	October 1, 2005		January 1, 2005
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$53,404	27,525	40,966	20,792
Customer lists	5.0	45,665	8,287	3,700	2,240
Patents	14.0	1,232	126	1,080	109
Non-compete agreements	5.0	383	83	125	40

Total	5.11	$100,684	36,021	45,871	23,181

Aggregate amortization expense for the nine months ended October 1, 2005 and October 2, 2004 was $12,840,000 and $4,532,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining three months:	2005	$4,474
For year ended:	2006	17,384
	2007	13,740
	2008	13,475
	2009	11,749
The changes in the carrying amount of goodwill for the nine months ended October 1, 2005 are as follows:

Balance as of January 1, 2005	$54,600
Goodwill acquired	62,220
Foreign currency translation adjustment and other	(365)

Balance as of October 1, 2005	$116,455

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
On October 6, 2005, the Eighth Circuit affirmed the District Court’s dismissal of the lawsuit against Cerner and the individual defendants. The plaintiffs: (i) had 14 days in which to seek reconsideration by the 8th Circuit, which did not occur, and (ii) have 90 days from October 6, 2005 in which to seek review by the United States Supreme Court.
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
Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and depreciation that have not been allocated to the operating segments. Also included in “Other” are revenues and expenses related to the acquired medical business division of VitalWorks, Inc. The Company does not track assets by geographical business segment. Certain prior year amounts have been reclassified to conform with current year presentation as a result of management reclassifying certain clients into different geographic business segments due to client merger and acquisition activity during the period.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine-months ended October 1, 2005 and October 2, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Three months ended October 1, 2005

Revenues	$48,781	$52,448	$48,263	$53,795	$47,868	$24,018	$19,449	$294,622

Cost of revenues	11,594	10,750	11,168	12,727	9,314	5,206	4,546	65,305
Operating expenses	7,293	10,036	8,614	8,425	10,063	11,411	136,278	192,120

Total costs and expenses	18,887	20,786	19,782	21,152	19,377	16,617	140,824	257,425

Operating earnings/(loss)	$29,894	$31,662	$28,481	$32,643	$28,491	$7,401	$(121,375)	$37,197

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Three months ended October 2, 2004

Revenues	$44,298	$49,688	$38,999	$37,987	$36,690	$18,969	$4,436	$231,067

Cost of revenues	6,591	7,209	8,442	9,650	7,373	2,736	3,012	45,013
Operating expenses	6,966	8,124	7,366	8,091	8,309	12,493	108,349	159,698

Total costs and expenses	13,557	15,333	15,808	17,741	15,682	15,229	111,361	204,711

Operating earnings/(loss)	$30,741	$34,355	$23,191	$20,246	$21,008	$3,740	$(106,925)	$26,356

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Nine months ended October 1, 2005

Revenues	$125,248	$161,871	$137,340	$126,726	$145,720	$79,382	$58,684	$834,971

Cost of revenues	29,896	32,979	30,530	30,582	29,615	12,895	13,818	180,315
Operating expenses	21,400	29,450	25,455	26,460	29,318	29,849	398,666	560,598

Total costs and expenses	51,296	62,429	55,985	57,042	58,933	42,744	412,484	740,913

Operating earnings/(loss)	$73,952	$99,442	$81,355	$69,684	$86,787	$36,638	$(353,800)	$94,058

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Nine months ended October 2, 2004

Revenues	$120,155	$149,922	$122,497	$112,367	$115,012	$44,149	$14,082	$678,184

Cost of revenues	23,749	27,058	26,977	27,458	23,837	5,610	7,561	142,250
Operating expenses	20,954	23,248	22,741	24,563	24,675	28,275	316,703	461,159

Total costs and expenses	44,703	50,306	49,718	52,021	48,512	33,885	324,264	603,409

Operating earnings/(loss)	$75,452	$99,616	$72,779	$60,346	$66,500	$10,264	$(310,182)	$74,775

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
The expense, if properly recorded in 2000 through 2003, would have increased 2003 net earnings by $76,000 and would have decreased net earnings by $389,000 in 2002, $622,000 in 2001, and $1,141,000 in 2000. The cumulative impact on net earnings was a decrease of $2,076,000 for this four-year period. The impact on 2004 net earnings was a positive $8,000. As the impact to prior year’s annual financial statements was not material, Cerner recorded additional expense of $3,346,000, $2,076,000 after-tax ($0.06 per share), in the 2004 third quarter to appropriately reflect the liability as of October 2, 2004. The Company has revised its process for calculating the liability for accumulated vacation to accurately report this information in the future.
(10) Subsequent Event
On November 1, 2005, the Company entered into a Note Purchase Agreement (the “Agreement”) between Cerner Corporation, as issuer (the “Company”), and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company (as “Purchasers”) wherein the Company issued 5.54% Senior Notes in an aggregate principal amount of £65,000,000, becoming due November 1, 2015 (the “Notes”). The payment obligations under the Notes are guaranteed by certain existing and future Subsidiaries of the Company. The Company will apply the proceeds of the sale of the Notes for general corporate purposes and for repayment of bank debt.

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
Results Overview
The Company delivered very strong results in the third quarter of 2005. Total new business bookings, which reflect the value of contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were at record levels at $450,466,000 in the third quarter of 2005, an increase of 109% compared to $215,884,000 in the third quarter of 2004.
Total revenues in the third quarter were $294,622,000, an increase of 28% compared to the third quarter of 2004. The revenue composition for the third quarter of 2005 was $110,173,000 in system sales, $75,117,000 in support and maintenance, $100,091,000 in services and $9,241,000 in reimbursed travel. Revenues for the third quarter of 2005 included $16,704,000, split fairly evenly between system sales and support, maintenance and services, from the acquired medical business division of VitalWorks, Inc., which closed on January 3, 2005.
The Company’s record bookings drove a 40% year-over-year increase in contract backlog, which reflects new business bookings that have not yet been recognized as revenue, and ended the third quarter at $1,579,746,000.
Net earnings were $26,556,000 in the third quarter of 2005 compared to $14,779,000 in the third quarter of 2004. Net earnings for the three month period ended October 1, 2005 included an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,749,000. Net earnings for the three month period ended October 2, 2004 included an adjustment increasing accrued vacation pay by $2,076,000, net of $1,270,000 of tax, that related to prior periods. Excluding these two items, net earnings increased 29% in the 2005 period compared to the 2004 period. Operating margins were 12.6% in the third quarter of 2005 compared to 11.4% (12.9% excluding the adjustment increasing accrued vacation pay) in the year-ago quarter. Going forward, management believes the Company can increase operating margins by expanding margins on services, leveraging investments in research and development, and controlling sales and general and administrative spending.
The Company’s operational performance was also strong in the third quarter of 2005. The Company brought 233 Cerner Millennium solutions live in the third quarter of 2005, bringing the cumulative number of solutions implemented to over 4,500 at nearly 900 client facilities. These results included significant progress at implementing computerized physician order entry (CPOE), which is the application generating the highest level of industry attention.
The Company’s strong operational performance is also reflected in its cash flow results. In the third quarter of 2005, the Company generated $46,931,000 of cash flow from operations, with near record cash collections of $298,931,000 and days sales outstanding (DSO) decreasing from 104 days at the end of the third quarter of 2004 to 98 days at the end of the third quarter of 2005.
Healthcare Information Technology Market
The third quarter of 2005 continued a trend of positive developments in the healthcare information technology marketplace and for the Company. A significant development during the quarter was the publication of RAND’s peer-reviewed study that indicates healthcare information technology could save the country’s healthcare system $162 billion annually through improved efficiency, disease management and reduced adverse drug events. This study provides large-scale, independent, quantified proof of the impact healthcare information technology can have. The potential savings indicated by this study represent nearly 10 percent of the $1.7 trillion the United States spends annually on healthcare. These findings should be of particular interest to the federal government, which incurs significant healthcare costs through Medicare and Medicaid funding.
There have now been more than 20 healthcare information technology bills introduced with broad bipartisan representation. The results of the RAND study should help support these bills as it provides evidence of a return on investment in healthcare information technology. These bills propose facilitating healthcare information technology investments by offering incentives such as direct grants, favorable tax treatment, amended Stark and anti-kickback rules, healthcare information technology loans, and differential reimbursement. With respect to the Stark rules, Health and Human Services (HHS) Secretary Mike Leavitt announced two proposed rules in October that could create exemptions from the Stark laws that would allow hospitals to furnish or donate hardware, software, and related training services to physicians for e-prescribing and electronic health records.
Another positive development is that Moody’s Investors Services recently reported that year-to-date rating upgrades for not-for-profit hospitals are equal to downgrades, which is a better ratio of upgrades to downgrades than all but three of the past 17 years. This positive view was echoed by Standard & Poors in October when they reported more upgrades than downgrades this year and a strong financial outlook due to favorable volume trends, rate increases, and cost containment.
Results of Operations
Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004
The Company’s revenues increased 28% to $294,622,000 for the three-month period ended October 1, 2005 from $231,067,000 for the three-month period ended October 2, 2004. Revenues for the third quarter of 2005 included $16,704,000 from the acquired medical business division of VitalWorks, Inc., which closed on January 3, 2005. Net earnings increased 80% to $26,556,000 in the 2005 period from $14,779,000 for the 2004 period. Net earnings for the three month period ended October 1, 2005 included an adjustment related to a prior period tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,749,000. Net earnings for the three month period ended October 2, 2004 included an adjustment increasing accrued vacation pay by $2,076,000, net of $1,270,000 of tax, that related to prior periods. Excluding these two items, net earnings increased 29% in the 2005 period compared to the 2004 period.
System sales revenues increased 33% to $110,173,000 for the three-month period ended October 1, 2005 from $82,882,000 for the corresponding period in 2004. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software, installation fees and subscriptions. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks, Inc. in the third quarter of 2005 compared to the third quarter of 2004.
Support, maintenance and service revenues increased 25% to $175,208,000 during the third quarter of 2005 from $140,123,000 during the same period in 2004. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $75,117,000 and $61,874,000 for the third quarter of 2005 and 2004, respectively. Service revenues were $100,091,000 and $78,249,000 for the third quarter of 2005 and 2004, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquired medical business division of VitalWorks.
At October 1, 2005, the Company had $1,579,746,000 in contract backlog and $389,584,000 in support and maintenance backlog, compared to $1,125,665,000 in contract backlog and $335,600,000 in support and maintenance backlog at October 2, 2004.
The cost of revenue was 22% and 19% of total revenues in the third quarter of 2005 and 2004, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period. The large year-over-year increase in cost of revenue was due to a much higher level of hardware revenue in the third quarter of 2005 compared to the third quarter of 2004.
Sales and client service expenses as a percent of total revenues were 40% and 43% in the third quarter of 2005 and 2004. Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $117,010,000 in the third quarter of 2005 from $98,919,000 in the same period of 2004 was primarily attributable to an increase in personnel expense and marketing related expenses and the inclusion of expenses from VitalWorks’ medical business division.
Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2005 and 2004 were $57,358,000 and $46,558,000, respectively. These amounts exclude amortization. Capitalized software costs were $15,184,000 and $14,281,000 for the third quarter of 2005 and 2004, respectively. The increase in aggregate expenditures for software development in 2004 is due to continued development of Cerner Millennium software solutions and the inclusion of expenses from VitalWorks’ medical business division.
General and administrative expenses as a percent of total revenues were 7% and 8% in the third quarter of 2005 and 2004, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. General and administrative expenses for the third quarter of 2004 include an adjustment to increase vacation pay accrual of $3,346,000, related to prior periods. Total general and administrative expenses for the third quarter of 2005 and 2004 were $21,142,000 and $17,942,000, respectively. This increase is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. Excluding the adjustment to increase vacation pay accrual, general and administrative expenses as a percent of total revenues were 6% in the third quarter of 2004.
Net interest expense was $1,358,000 in the third quarter of 2005 compared to $1,585,000 in the third quarter of 2004. This decrease in interest expense is due to an increase in invested funds and a decrease in long-term debt.
The Company’s effective tax rate was 27% and 40% in the third quarter of 2005 and 2004, respectively. Included in tax expense for the three month period ended October 1, 2005 includes an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated for $4,749,000. Excluding this adjustment, the Company’s effective tax rate was 40% for the third quarter of 2005.
Operations by Segment
In 2003, the Company organized geographically. The Company’s six geographic business segments are: Great Lakes, Mid-America, North Atlantic, Southeast, West and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and depreciation that have not been allocated to the operating segments. Also included in “Other” are revenues and expenses related to the acquired medical business division of VitalWorks, Inc. The Company does not track assets by geographical business segment. Certain prior year amounts have been reclassified to conform with the current year presentation as a result of management reclassifying certain clients into different geographic business segments due to client merger and acquisition activity during the period.

The following table presents a summary of the operating information for the three months ended October 1, 2005 and October 2, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Three months ended October 1, 2005

Revenues	$48,781	$52,448	$48,263	$53,795	$47,868	$24,018	$19,449	$294,622

Cost of revenues	11,594	10,750	11,168	12,727	9,314	5,206	4,546	65,305
Operating expenses	7,293	10,036	8,614	8,425	10,063	11,411	136,278	192,120

Total costs and expenses	18,887	20,786	19,782	21,152	19,377	16,617	140,824	257,425

Operating earnings/(loss)	$29,894	$31,662	$28,481	$32,643	$28,491	$7,401	$(121,375)	$37,197

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Three months ended October 2, 2004

Revenues	$44,298	$49,688	$38,999	$37,987	$36,690	$18,969	$4,436	$231,067

Cost of revenues	6,591	7,209	8,442	9,650	7,373	2,736	3,012	45,013
Operating expenses	6,966	8,124	7,366	8,091	8,309	12,493	108,349	159,698

Total costs and expenses	13,557	15,333	15,808	17,741	15,682	15,229	111,361	204,711

Operating earnings/(loss)	$30,741	$34,355	$23,191	$20,246	$21,008	$3,740	$(106,925)	$26,356

Operating earnings in the Great Lakes segment decreased 3% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Total revenues increased 10% in the third quarter of 2005 compared to the third quarter of 2004. The increase in revenues was primarily driven by an increase in managed services, hardware and support and maintenance revenues in the third quarter of 2005 compared to the third quarter of 2004. Costs of revenues were 24% and 15% of total revenues of the Great Lakes segment for the third quarter of 2005 and 2004, respectively. The increase in the cost of revenues as a percent of revenues is due primarily to an increase in hardware sales in the third quarter of 2005 compared to 2004.
Operating earnings in the Mid-America segment decreased 8% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Total revenues increased 6% in the third quarter 2005 compared to the third quarter of 2004. The increase in revenues was driven primarily by an increase in hardware, managed services and support and maintenance revenue in the third quarter of 2005 compared to the third quarter of 2004. Cost of revenues were 20% and 15% of total Mid-America segment revenues for the third quarter of 2005 and the third quarter of 2004, respectively. The increase in the cost of revenues as a percent of revenues is due primarily to an increase in hardware sales in the third quarter of 2005 compared to 2004. Operating expenses increased 24% in the third quarter of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the North Atlantic segment increased 23% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Total revenues increased 24% in the third quarter of 2005 compared to the third quarter of 2004, due primarily to an increase in professional services, managed services and licensed software in the third quarter of 2005 compared to the third quarter of 2004. Cost of revenues were 23% and 22% of total North Atlantic segment revenues for the third quarter of 2005 and 2004, respectively. Operating expenses increased 17% in the third quarter of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Southeast segment increased 61% for the three months ended October 1, 2005 compared to the three months ended October 2, 2005. Revenues increased 42% in the third quarter of 2005 compared to the third quarter of 2004. This increase was driven primarily by a strong increase in licensed software revenue and an increase in professional services. Cost of revenues were 24% and 25% of total Southeast segment revenues for the third quarter of 2005 and the third quarter of 2004, respectively. Operating expenses increased 4% in the third quarter of 2005 compared to 2004, this increase is due primarily to an increase in personnel related expenses.
Operating earnings in the West segment increased 36% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Total revenues increased 30% in the third quarter of 2005 compared to the third quarter of 2004. This increase is due primarily to an increase in professional services, license software and hardware revenues. Cost of revenues were 19% and 20% of total West segment revenues for the third quarter of 2005 and 2004, respectively. Operating expenses increased 21% in the third quarter of 2005 compared to the third quarter of 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Global segment increased 98% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Total revenues increased 27% in the third quarter of 2005 compared to the third quarter of 2004. The increase in revenues is due primarily to strong increases in professional services attributable primarily to the United Kingdom and hardware revenues in the third quarter of 2005 compared to the third quarter of 2004. Cost of revenues were 22% and 14% of total Global segment revenues for the third quarter of 2005 and 2004, respectively. Operating expenses decreased 9% in the third quarter of 2005 compared to 2004.
Operating losses in Other increased 14% for the three months ended October 1, 2005 compared to the three months ended October 2, 2004. Included in Other are revenues and expenses related to the acquired medical business division of VitalWorks, Inc. and other revenues and expenses that are not tracked by geographic segment. Operating expenses increased 26% in third quarter of 2005 compared to the third quarter of 2004. This increase in operating expenses is due to the acquired medical business division of VitalWorks, Inc., and an increase in expenses such as software development, marketing, general and administrative and depreciation in the third quarter of 2005 compared to the third quarter of 2004.
Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004
The Company’s revenues increased 23% to $834,971,000 for the nine-month period ended October 1, 2005 from $678,184,000 for the nine-month period ended October 1, 2004. Revenues for the nine-month period of 2005 included $51,732,000 from the acquired medical business division of VitalWorks, Inc., which closed on January 3, 2005. Net earnings increased 36% to $58,879,000 in the 2005 period from $43,222,000 for the 2004 period. Net earnings for the nine-month period ended October 1, 2005 included an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,749,000 and the write off of acquired in-process research and development of $3,941,000, net of a $2,441,000 tax benefit. Net earnings for the nine-month period ended October 2, 2004 included an adjustment increasing accrued vacation pay by $2,076,000, net of $1,270,000 of tax that related to prior periods and a gain on the sale of Zynx Health Incorporated of $3,023,000. Excluding these two items, net earnings increased 34% in the first nine months of 2005 compared to the first nine months of 2004.
System sales revenues increased 25% to $315,315,000 for the nine-month period ended
October 1, 2005 from $252,247,000 for the corresponding period in 2004. Included in system sales are revenues primarily from the sale of software, hardware, sublicensed software, installation fees and subscriptions. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks, Inc. in the first nine months of 2005 compared to the first nine months of 2004.
Support, maintenance and service revenues increased 24% to $495,460,000 during the first nine months of 2005 from $401,141,000 during the same period in 2004. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $219,473,000 and $179,485,000 for the nine-month period of 2005 and 2004, respectively. Service revenues were $275,987,000 and $221,656,000 for the nine-month period of 2005 and 2004, respectively. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquired medical business division of VitalWorks.

At October 1, 2005, the Company had $1,579,746,000 in contract backlog and $389,584,000 in support and maintenance backlog, compared to $1,125,665,000 in contract backlog and $335,600,000 in support and maintenance backlog at October 2, 2004.
The cost of revenue was 22% and 21% of total revenues in the nine-month period of 2005 and 2004, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services, subscription content, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients, and commissions. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) components carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 41% and 42% in the nine-month periods of 2005 and 2004, respectively. Sales and client service expenses include salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $342,141,000 in the nine-months of 2005 from $285,993,000 in the same period of 2004 was primarily attributable to an increase in personnel expense and marketing related expenses and the inclusion of expenses from VitalWorks’ medical business division.
Software development expenses include salaries, documentation and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first nine months of 2005 and 2004 were $163,259,000 and $141,033,000, respectively. These amounts exclude amortization. Capitalized software costs were $47,343,000 and $44,662,000 for the first nine months of 2005 and 2004, respectively. The increase in aggregate expenditures for software development in 2005 is due to continued development of Cerner Millennium software solutions and the inclusion of expenses from VitalWorks’ medical business division.
General and administrative expenses as a percent of total revenues were 7% in the nine-month period of 2005 and 2004, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses and professional fees. General and administrative expenses for the first nine months of 2004 include an adjustment to increase the vacation pay accrual of $3,346,000, related to prior periods. Total general and administrative expenses for the nine-month period of 2005 and 2004 were $60,077,000 and $47,006,000, respectively. This increase is due primarily to the growth of the Company’s core business, as a result of acquisitions and an increased presence in the global market.
The write-off of in-process research and development in 2005 is an expense resulting from the acquired medical business division of VitalWorks, Inc.
Net interest expense was $4,466,000 in the nine-month period of 2005 compared to $5,492,000 in the nine-month period of 2004. This decrease is due to an increase in invested funds and a decrease in long-term debt.
Other income was $387,000 in the nine-months of 2005 compared to $2,892,000 in the nine-months of 2004. This decrease is due to the gain on the sale of Zynx Health Incorporated which was included in other income in the first quarter of 2004.
The Company’s effective tax rate was 34% and 40% for the nine-month periods of 2005 and 2004, respectively. Included in tax expense for the nine-month period ended October 1, 2005 includes an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,749,000. Excluding this adjustment, the Company’s effective tax rate was 40% for the nine-month period ended October 1, 2005.

Operations by Segment
The following table presents a summary of the operating information for the nine months ended October 1, 2005 and October 2, 2004:

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Nine months ended October 1, 2005

Revenues	$125,248	$161,871	$137,340	$126,726	$145,720	$79,382	$58,684	$834,971

Cost of revenues	29,896	32,979	30,530	30,582	29,615	12,895	13,818	180,315
Operating expenses	21,400	29,450	25,455	26,460	29,318	29,849	398,666	560,598

Total costs and expenses	51,296	62,429	55,985	57,042	58,933	42,744	412,484	740,913

Operating earnings/(loss)	$73,952	$99,442	$81,355	$69,684	$86,787	$36,638	$(353,800)	$94,058

	Operating Segments
	Great	Mid-	North	South-
	Lakes	America	Atlantic	east	West	Global	Other	Total
Nine months ended October 2, 2004

Revenues	$120,155	$149,922	$122,497	$112,367	$115,012	$44,149	$14,082	$678,184

Cost of revenues	23,749	27,058	26,977	27,458	23,837	5,610	7,561	142,250
Operating expenses	20,954	23,248	22,741	24,563	24,675	28,275	316,703	461,159

Total costs and expenses	44,703	50,306	49,718	52,021	48,512	33,885	324,264	603,409

Operating earnings/(loss)	$75,452	$99,616	$72,779	$60,346	$66,500	$10,264	$(310,182)	$74,775

Operating earnings in the Great Lakes segment decreased 2% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Total revenues increased 4% in the first nine months of 2005 compared to the first nine months of 2004. This increase is due primarily to an increase in hardware, support and maintenance and managed service revenues. Costs of revenues were 24% and 20% of total revenues of the Great Lakes segment for the first nine months of 2005 and 2004, respectively. The increase in the cost of revenues as a percent of revenues is due primarily to an increase in hardware sales in the first nine months of 2005 compared to the first nine months of 2004.
Operating earnings in the Mid-America segment remained flat for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Total revenues increased 8% in the first nine months of 2005 compared to the first nine months of 2004. The increase in revenues was driven primarily by an increase in hardware, managed services and professional services revenue in the first nine months of 2005 compared to the first nine months of 2004. Cost of revenues were 20% and 18% of total Mid-America segment revenues for the first nine months of 2005 and 2004. Operating expenses increased 27% in the first nine months of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the North Atlantic segment increased 12% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Total revenues increased 12% in the first nine months of 2005 compared to the first nine month of 2004, due primarily to an increase in professional services, support and maintenance and managed services revenues in the first nine months of 2005 compared to the first nine months of 2004. Cost of revenues were 22% of total North Atlantic segment revenues for the first nine months of 2005 and 2004, respectively. Operating expenses increased 12% in the first nine months of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Southeast segment increased 15% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2005. Revenues increased 13% in the first nine of 2005 compared to the first nine months of 2004. This increase is due primarily to an increase in professional services and managed services revenue. Cost of revenues were 24% of total Southeast segment revenues for the first nine months of 2005 and 2004. Operating expenses increased 8% in the first nine months of 2005 compared to 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the West segment increased 31% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Total revenues increased 27% in the first nine months of 2005 compared to the first nine months of 2004, due to a strong increase in licensed software revenue and an increase in professional services revenue. Cost of revenues were 20% and 21% of total West segment revenues for the first nine months of 2005 and 2004, respectively. Operating expenses increased 19% in the first nine months of 2005 compared to the first nine months of 2004, due primarily to an increase in personnel related expenses.
Operating earnings in the Global segment increased 257% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Total revenues increased 80% in the first nine months of 2005 compared to the first nine months of 2004. The increase in revenues is due primarily to strong increases in licensed software, professional services and hardware revenues in the first nine months of 2005 compared to the first nine months of 2004. Cost of revenues were 16% and 13% of total Global segment revenues for the first nine months of 2005 and 2004.
Operating losses in Other increased 14% for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. Included in Other are revenues and expenses related to the acquired medical business division of VitalWorks, Inc. and other revenues and expenses that are not tracked by geographic segment. Operating expenses increased 26% in first nine months of 2005 compared to the first nine months of 2004. This increase in operating expenses is due to the acquired medical business division of VitalWorks, Inc., and an increase in expenses such as software development, marketing, general and administrative and depreciation in the first nine months of 2005 compared to the first nine months of 2004. Operating expenses in the first nine months of 2005 includes the write-off of acquired in-process research and development of $6,382,000.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At October 1, 2005 the Company had cash and cash equivalents of $134,186,000 and working capital of $235,756,000.
The Company generated cash of $135,588,000 and $112,624,000 from operations for the nine months ended October 1, 2005 and October 2, 2004, respectively. This increase is primarily due to a stronger performance in net earnings and increased depreciation and amortization. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first nine months of 2005 and 2004, the Company received total client cash collections of $855,431,000 and $681,662,000, respectively, of which 6.2% and 5.4% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased from 104 days at the end of 2004 to 98 days on October 1, 2005. Revenues under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 22% in the first nine months of 2005 compared to the first nine months of 2004, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities consisted primarily of the acquisition of businesses of $118,854,000 in 2005, capitalized software development costs of $47,343,000 and $44,662,000 and purchases of capital equipment, land and buildings of $64,539,000 and $38,622,000 in the nine months ended October 1, 2005 and October 2, 2004, respectively. The Company completed the sale of Zynx Healthcare Incorporated in the first quarter of 2004 for $12,000,000.

The Company’s financing activities for the first nine months of 2005 primarily consisted of proceeds from the exercise of options of $43,575,000, repayment of revolving line of credit and long term debt of $71,209,000 and proceeds from a revolving line of credit of $70,000,000. For the first nine months of 2004 the Company’s financing activities consisted primarily of the repayment of debt of $20,251,000 and the proceeds from the exercise of stock options of $18,033,000.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, the line of credit will be sufficient to meet anticipated cash requirements during 2005. The Company has $90,000,000 of long-term, revolving credit from banks. At October 1, 2005 the Company had outstanding borrowings of $20,000,000 under the agreement.
On November 1, 2005, the Company entered into a Note Purchase Agreement (the “Agreement”) between Cerner Corporation, as issuer (the “Company”), and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company (as “Purchasers”) wherein the Company issued 5.54% Senior Notes in an aggregate principal amount of £65,000,000, becoming due November 1, 2015 (the “Notes”). The payment obligations under the Notes are guaranteed by certain existing and future Subsidiaries of the Company. The Company will apply the proceeds of the sale of the Notes for general corporate purposes and for repayment of bank debt.
The effects of inflation on the Company’s business during the period discussed herein were minimal.
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. The Company is currently assessing the impact that the Statement will have on its consolidated financial statements.
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

Certain of the Company’s competitors have greater financial, technical, product development, marketing and other resources than the Company and some of its competitors offer software solutions that it does not offer. The Company’s principal existing competitors include: Eclipsys Corporation, Epic Systems Corporation, GE Medical Systems, IDX Systems Corporation, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of the Company’s software solutions and services. There are other competitors that offer a more limited number of competing software solutions.
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
Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon – The Company relies upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of its proprietary information. The Company also relies on trademark and copyright laws to protect its intellectual property. The Company has initiated a patent program but currently has a limited patent portfolio. As a result, the Company may not be able to protect against misappropriation of its intellectual property.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as the Company’s clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and security regulations by April 2005. As a business associate of the covered entities, the Company, in most instances, must also ensure compliance with the HIPAA regulations.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 7 to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to the Company’s legal proceedings.
Item 6. Exhibits
(a)	Exhibits
10(a)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate.

10(b)	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate.

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
November 10, 2005	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer