Form 10-K
period 2005-12-31
CERNER CORP /MO/
filed 2006-03-16
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-15386
CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1196944
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2800 Rockcreek Parkway
North Kansas City, MO	64117
(Address of principal executive offices)	(Zip Code)
(816) 221-1024
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
Preferred Stock Voting Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☑                     No    ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes   ☑                     No  ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑                     No   ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☑            Accelerated filer   ☐           Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                      No   ☑
     As of July 2, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,063,790,353 based on the closing sale price as reported on the NASDAQ Stock Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2006

[Common Stock, $.01 par value per share]	78,649,164 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2006 (Proxy Statement)	Part III

Item 1. Business
Overview
Cerner Corporation (“Cerner” or the “Company”) is a Delaware business incorporated in 1980. The Company’s corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Mo. 64117. Its telephone number is (816) 221-1024. The Company’s Web site address is www.cerner.com. The Company makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Cerner is taking the paper out of healthcare, eliminating error, variance and waste from the care process. With more than 1,500 clients worldwide, Cerner is a leading supplier of healthcare information technology (HIT) and healthcare devices that uniquely connect physician offices, hospitals, clinics, laboratories, pharmacies and consumers’ homes to timely, relevant healthcare information.
Cerner’s unified architecture, end-to-end solution and service portfolio and proven results, combined with its commitment to forming long-term, aligned client relationships, are central to optimizing healthcare outcomes. All together, the Company’s 6,830 associates, including almost 900 clinicians, help client organizations of every size increase safety, improve efficiency and impact the bottom line via HIT.
Cerner® solutions are designed to improve the safety, quality and efficiency of healthcare delivery by providing the right information to the right person at the right time and place to achieve the optimal health outcome. With an electronic medical record at the core of solutions created to meet specific needs across the continuum of care, Cerner solutions provide secure access to clinical, administrative and financial data in real time. Cerner services enable clients to streamline information technology management and maintenance to realize the greatest returns on their HIT investments.
Cerner solutions are designed and developed on the unified, person-centric Cerner Millennium® architecture. The Cerner Millennium architecture is a state-of-the-art technology infrastructure that seamlessly combines clinical, financial and management information systems. It provides access to an individual’s electronic medical record at the point of care and organizes and proactively delivers information to meet the specific needs of the physician, nurse, laboratory technician, pharmacist or other care provider, front- and back-office professionals, and even consumers.
The Cerner Vision
Cerner’s vision has evolved from a fundamental thought: Healthcare should not be organized around an encounter; it should revolve around the individual. This concept led to Cerner’s Community Health Model and the creation of the person-centric Cerner Millennium architecture—a truly unified, enterprise-wide architecture. The Community Health Model encompasses four steps:
•	Automate the Care Process
Cerner offers a longitudinal, person-centric electronic medical record, giving clinicians fingertip access to the right information at the right time and place to achieve the optimal health outcome.
•	Connect the Person
Cerner is dedicated to building a personal health system. Medical information and care regimens accessible from home empower consumers to effectively manage their conditions and adhere to treatment plans, creating a new medium between physicians and individuals.
•	Structure the Knowledge
Cerner is dedicated to building systems that bring the best science to every medical decision by structuring, storing and studying the content surrounding each care episode to achieve optimal clinical and financial outcomes.
•	Close the Loop
Today, the gap between medical discovery and its incorporation into daily practice can be as long as 10 years. Cerner is dedicated to building systems that implement evidence-based medicine, reducing the average time from the discovery of an improved method to the change in the standard of care.

The Cerner Strategy
Key elements of the Company’s business strategy include:
•	Leverage the proven Cerner Millennium architecture and the depth and breadth of Cerner solutions to continue expanding market share in the United States and abroad
o	Increase penetration of both large health systems and independent hospitals

o	Further penetrate existing client base by cross-selling additional Cerner solutions and services

o	Increase penetration of physician practices by offering a high-value suite of solutions with low upfront and recurring costs
•	Continue to develop innovative solutions and services that leverage the Company’s existing technology and human capital expertise and that drive continued organic revenue growth
o	State and regional community health record initiatives

o	Healthcare device innovation

o	Clinical process optimization

o	More efficient methods of transacting healthcare
•	Offer more efficient and predictable implementations and systems that can be operated at lower costs to reduce total cost of ownership for the Company’s clients, while allowing for expanded profitability for Cerner
o	Cerner Bedrock™ is an innovative technology for automating the implementation and management of the Cerner Millennium information platform

o	CernerWorks™ managed services allow Cerner to manage complexity and technology risks for clients while providing more reliability and lower costs
•	Deliver the optimal client experience that will allow critical relationship with the Company’s clients to continue growing
o	World-class support services

o	Predictable and efficient implementations and upgrades

o	Lower total cost of ownership

o	Commitment to research and development
Solution and Service Highlights
Cerner offers some 57 solutions enabling improvements to clinical, financial and operational healthcare processes, as well as supporting community health needs and knowledge delivery functions. A comprehensive managed services offering complements the Company’s software, hardware, sublicensed software and professional services, ensuring clients derive maximum value from their systems. Continuing to broaden and deepen the Company’s solution and service portfolio, Cerner introduced or advanced the following selected innovations in 2005:
     Physician Solutions
o	The next generation of PowerChart® electronic medical record is an extension of the proven Cerner Millennium architecture. The refinements stem from client feedback and encompass an enhanced visual interface, streamlined processes and workflow intuitive to clinician needs.

o	PowerWorks® is a full suite of clinical and practice management solutions designed to provide everything needed to run a doctor’s office. Delivered on a subscription basis, PowerWorks is available for a low monthly fee. Cerner hosts the data for PowerWorks clients, keeping the information safe, secure and available to the appropriate people at the appropriate time.

     Nursing Solutions
•	Cerner solutions help make evidence-based nursing practice a reality by incorporating best practices at the point of care and accessing nursing-specific content for frequently diagnosed conditions. Cerner’s collaboration with The University of Iowa, Aurora Health Care, Inc. and University of Wisconsin-Milwaukee in this space enables the benefits of evidence-based nursing, helping clients:
o	Deliver proven evidence to the point of decision

o	Reduce the gap between scientific discovery and incorporation into daily practice

o	Improve care quality with consistent use of best-practice care guidelines

o	Optimize nursing resources to have the maximum effect on patient outcomes
     Healthcare Devices
Cerner is applying more than 26 years of healthcare technology expertise to the healthcare device marketplace with the Cerner CareAware™ device connectivity architecture and strategy for delivering healthcare devices infused with knowledge of the care process.
Initially, the CareAware offering is focused on improving the medication process, specifically automated dispensing machines (ADM) and their supporting systems. The CareAware RxStation™ is a family of pharmacy automation devices designed to bring greater efficiency and safety to the medication and care process through appropriately priced, scaled and integrated devices that extend the Cerner Millennium investment. Cerner announced the CareAware healthcare device family of solutions early in 2006. During 2006, the Company will be working with alpha clients on RxStation, with broader availability expected later in 2006. The Company will initially target clients who are already using Cerner Millennium PharmNet®, the Company’s pharmacy solution.
     Implementation and Support Services
•	Cerner’s evidence-based rapid delivery model is an event-based, metric-driven methodology emphasizing recommended practices for predictable outcomes. It was responsible for approximately 20 percent of the Company’s implementations in 2005 and enables the implementation of, on average, 11 solutions in 12 months.

•	Cerner Bedrock is the Company’s innovative automation technology for implementation and management of the Cerner Millennium information platform. The early client users of this solution experienced significant reductions in effort by their own teams as well as Cerner teams during the design and build portions of their implementations. The Bedrock solution has the potential to remove 30 percent to 50 percent of the work effort typically associated with such projects, thereby reducing implementation times to as little as six months for a typical hospital and much shorter timeframes for physician practices.

•	CernerWorks is a portfolio of hosted and managed services designed to help clients make the most of their Cerner investments. With CernerWorks services, Cerner strives to help clients lower costs while maximizing availability, performance and security, as well as providing access to state-of-the-art intellectual and technology resources.
     Selected Differentiating Solutions
•	Cerner understands the complexity of the emergency department, surgery and ICU and delivers seamlessly connected High-Acuity Solutions to meet these unique and complex cross-venue needs. Cerner’s solutions for these departments enable clinical, financial and operational advantages, by capturing, structuring and clearly presenting data for optimal decision-making.

•	Cerner Knowledge Solutions & Outcomes guide clinicians in identifying and applying the best science to every medical decision. Cerner leverages world-class content, developed from an aggressive annual investment and in partnership with leading research institutions. Cerner infuses knowledge into the care process, proactively pushing timely, relevant information into individual workflows in the form of the Executable Knowledge® content derived from literature, empirical data, scientific methodologies and recommended practices. Cerner’s approach is geared toward helping health organizations realize outcomes-based practice.
•	Cerner’s Point-of-Care Solutions reduce medical errors at the bedside and highlight patient safety in the bar-coding arena. Cerner provides stand-alone point-of-care solutions as well as those that unify with the Cerner Millennium architecture.

•	Cerner Millennium Lighthouse™ is the Company’s approach toward clinical process optimization. Millennium Lighthouse is a comprehensive and adaptive system for achieving and sustaining process improvements that optimize clinical and financial outcomes. The Millennium Lighthouse system is intended to improve the quality, delivery and cost of healthcare, and is built on decision support modeling and the understanding of key objectives at a detailed level in the context of the condition, venue, process and roles involved.
With these and the many other solutions and services in the Cerner portfolio, the Company, together with clients, is driving error, waste and variance from healthcare processes.
The Healthcare and Healthcare IT Industry
Around the world, 2005 saw healthcare costs continue to rise as healthcare professionals worked to simultaneously control them while upholding quality standards. The ongoing trend impacted employers and consumers, often increasing the cost burden on employers, and in many cases, increasing the transfer of those higher costs directly to employees. For example, General Motors’ chairman, in a speech to the Economic Club of Chicago (Feb. 2005), revealed that his company spends more than $1,500 in employee medical expenses for every new car it sells.
These increasing healthcare cost burdens helped bring increased visibility to healthcare information technology (HIT) as one of the opportunities for achieving meaningful and sustainable healthcare improvements. In the United States, regional health information organizations (RHIOs), described further below, are receiving more interest and generating more activity. Overseas, HIT is being put to use to improve quality and gain efficiencies. One example of growing global use of HIT is the National Health Services’ effort to connect England’s healthcare providers and citizens. In 2003, Cerner was awarded the strategic Choose and Book electronic scheduling portion of the effort, and in 2005, Cerner joined forces with Fujitsu, serving as the software provider in an effort to automate clinical processes and digitize medical records in the southern region of England.
HIT Earns Broad Government Recognition
In 2005, HIT continued to receive recognition as a part of the solution to the problems facing the U.S. healthcare system. Its advocates include U.S. President George Bush, who cited its potential in yet another State of the Union address (Feb. 1, 2006). In the address, the President highlighted the fact that the first of 78 million baby boomers turn 60 in 2006, putting unprecedented strains on the federal government. Within the context of a national conversation on Medicare and Medicaid, meaningful action on HIT has become an important goal at the federal level. HIT is receiving bipartisan support, with numerous policymakers embracing it as a primary opportunity for improving the cost and quality of the nation’s healthcare delivery.
RAND Study Identifies Dramatic HIT-Enabled Cost Savings
One milestone event that supported the belief that HIT can improve the cost and quality of healthcare delivery came in the form of the results of a two-year study by RAND Corporation, a non-profit think tank. The study sought to examine HIT’s potential to save lives and dollars if widely embraced in the United States. The results, published in the leading academic journal Health Affairs (Sept. 2006), identified a possible $162 billion in annual savings related to increased efficiencies, reduced adverse drug events and improved health quality via prevention and disease management. The study, which additionally revealed the potential prevention of 2.2 million avoidable medical errors, also pointed to the elevated role the federal government must play in helping realize the potential savings identified.
In keeping with RAND’s identification of improved disease management as a means to better clinical and financial outcomes, Cerner itself contributed to the increasing adoption of the personal health record across communities. The Company celebrated the first anniversary of its diabetes initiative, through which it is providing a personal health record to every U.S. child with type 1 diabetes at no cost. At the end of 2005, the Cerner initiative had connected 30 hospitals, 550 clinicians and nearly 6,000 children for improved disease management.
Regional Health Information Organizations
2005 also saw increased visibility and activity related to the creation of regional health information organizations (RHIOs) with the purpose of improving the safety and efficiency of healthcare processes across populations. For example, Shared Health in Tennessee, a payor-sponsored RHIO, now has a community health record and clinical documentation for 1.1 million TennCare members that can be accessed by more than 2,500 users at 500 sites. Using Cerner software solutions, Shared Health has realized diverse benefits spanning the areas of care quality, medication use and safety, efficiency, and the avoidance of fraud and abuse. Of equal note, Kansas Governor Kathleen Sebelius recently committed to a similar initiative with Cerner for the Medicaid population in Wichita, Kansas.
In another similar effort, Cerner is engaged in facilitating an employer-driven RHIO in the Kansas City metropolitan area. Called Healthe Mid-America, it will be a first-in-the-nation employer-driven RHIO. Nationally recognized private-sector employers, including American Century Investments, Applebee’s, Sprint Nextel and YRC Worldwide, have committed to joining Healthe. These employers anticipate that HIT can be part of an approach that brings better health outcomes, elevated efficiency and increased predictability to their healthcare spending.
Influencers Come Together in Pursuit of Interoperability Standards
Providing further validation on the concept of better connecting communities and geographies, 2005 saw increased visibility for the National Alliance for Healthcare Information Technology. Among other objectives, the Alliance took on the cause to promote the identification and adoption of national interoperability standards. The organization made great strides in securing widespread industry agreement on the definition for interoperability in healthcare, a crucial step to ensuring that hundreds of thousands of HIT systems will one day seamlessly exchange critical patient data. More than 37 organizations representing every sector of healthcare, including the Joint Commission on Accreditation of Healthcare Organizations, BlueCross Blue Shield Association, General Motors, Oracle, the American Hospital Association and Cerner, to name just a few, agreed that “In healthcare, interoperability is the ability of different information technology systems and software applications to communicate; to exchange data accurately, effectively and consistently; and to use the information that has been exchanged.”
Hospital and Physician Practice Market Conditions
In 2005, Moody’s reported that hospital bond rating upgrades outnumbered downgrades for the first time since 1997. And while some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004. Several industry analysts believe that an inflection point may be approaching that will accelerate the adoption of electronic medical records within physician office practices and that physicians increasingly believe that there is a demonstrable return on investment associated with HIT. Health Affairs reported that physicians’ evolving care environments increasingly demand such capabilities as e-prescribing to better manage the current healthcare landscape. Overseas, numerous drivers—including managing the cost of healthcare delivery; improving patient safety, patient satisfaction and the overall patient experience; and the need to optimize resource utilization—are also increasing the visibility and usage of HIT.
Software Development
Cerner commits significant resources to developing new health information system solutions. As of December 31, 2005, approximately 2,422 associates were engaged full-time in software solution development activities. Total expenditures for the development and enhancement of the Company’s software solutions were approximately $226,238,000, $188,264,000 and $179,999,000 during the 2005, 2004 and 2003 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

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
The Company is committed to maintaining open attributes in its system architecture to achieve operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers. This effort is exemplified by Cerner’s Open Engine Application Gateway™, Open Port Interface™ and MillenniumObjects® offerings.
Sales and Marketing
The markets for Cerner’s HIT solutions include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales has been in clinical solutions in hospital-based provider organizations. The Cerner Millennium architecture is highly scalable, with solutions being used in organizations ranging from several-doctor physician practices to community hospitals to complex integrated delivery networks to entire countries. All Cerner Millennium solutions are designed to operate on HP or IBM platforms, thereby allowing Cerner to be price competitive across the full size and organizational structure range of healthcare providers. The sale of a health information system usually takes approximately nine to 18 months, from the time of initial contact to the signing of a contract.
The Company’s executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the United States, the Company, through subsidiaries and joint ventures, has sales staff and/or offices in Australia, Canada, France, Germany, Hong Kong, India, Singapore, Malaysia, Spain, the United Kingdom and the United Arab Emirates. Cerner’s consolidated revenues include foreign sales of $113,314,000, $63,622,000 and $54,191,000 for the 2005, 2004 and 2003 fiscal years, respectively.
The Company supports its sales force with technical personnel who perform demonstrations of Cerner solutions and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner utilizes telemarketing primarily for sales to physician practices. Cerner also markets its PowerWorks solution, offered on a subscription basis, directly to the physician practice market. Cerner attends a number of major tradeshows each year and sponsors executive user conferences, which feature industry experts who address the HIT needs of large healthcare organizations.
Client Services
Substantially all of Cerner’s clients enter into software maintenance agreements with Cerner for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support staff located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in the United Kingdom. Most of Cerner’s clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. Cerner also offers a set of managed services that include remote hosting, application management services and disaster recovery.
Backlog
At December 31, 2005, Cerner had a contract backlog of approximately $1,724,583,000 as compared to approximately $1,191,170,000 at January 1, 2005. Such backlog represents system sales from signed contracts, which had not yet been recognized as revenue. The Company recognizes revenue on a percent of completion basis, based on certain milestone conditions, for its software solutions. At December 31, 2005, the Company had approximately $100,717,000 of contracts receivable, which represents revenues recognized under the percentage of completion method but not yet billable under the terms of the contract. At December 31, 2005, Cerner had a software support and maintenance backlog of approximately $415,681,000 as compared to approximately $347,662,000 at January 1, 2005. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. The Company estimates that approximately 45 percent of the aggregate backlog at December 31, 2005 of $2,140,264,000 will be recognized as revenue during 2006.
Competition
The market for HIT solutions and services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company’s principal existing competitors include: Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions and services that compete with many of the Company’s software solutions and services. Other competitors focus on only a portion of the market that Cerner addresses. For example, competitors such as Allscripts Healthcare Solutions, Inc., Quality Systems, Inc. and Emdeon Corporation offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. In addition, the Company expects that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the healthcare industry may offer competitive software solutions or services. The pace of change in the HIT market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. The Company believes that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the information systems provider, the features and capabilities of the information systems, the ongoing support for the system and the potential for enhancements and future compatible software solutions.
Number of Employees (“Associates”)
As of December 31, 2005, the Company employed 6,830 associates worldwide.
Item 1A. Risk Factors
Risks Related to Cerner Corporation
We may be subject to product-related liabilities. Many of our software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against us to date regarding injuries related to the use of our software solutions, such claims may be made in the future. Although we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against us, which is uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may be subject to claims for system errors and warranties. Our systems, particularly the Cerner Millennium versions, are very complex. As with complex systems offered by others, our systems may contain errors, especially when first introduced. Although we conduct extensive testing, we have discovered software errors in our software solutions after their introduction. Our systems are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of our software solutions have a greater sensitivity to system errors than the market for software products generally. Our agreements with clients typically provide warranties against material errors and other matters. Failure of a client’s system to meet these criteria could constitute a material breach under such contracts allowing the client to terminate the contract and obtain a refund and/or damages, or could require us to incur additional expense in order to make the system meet these criteria. Our client contracts generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful claim brought against us, which is uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have redundancies, such as multiple backup generators and redundant telecommunications lines, built into our operations to prevent disruptions. However, complete failure of all generators or impairment of all telecommunications lines or severe casualty damage to the building or equipment inside the buildings housing our data centers or client support facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, cause potential liability to our clients, and increase insurance and other operating costs.
Our proprietary technology may be subjected to infringement claims or may be infringed upon. We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights. We have initiated a patent program but currently have a limited patent portfolio. As a result, we may not be able to adequately protect against copying, reverse-engineering or unauthorized use or disclosure of our intellectual property.
In addition, we could be subject to additional intellectual property infringement claims as the number of competitors and patents in the healthcare information technology market grows and the functionality of our software solutions and services expands. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award, and to develop noninfringing technology, obtain a license and/or cease selling the software solutions and services that contain or rely upon the infringing intellectual property.
We are subject to risks associated with our global operations. We market, sell and service our software solutions globally. We have established offices around the world, including in the Americas, Europe, in the Middle East and in the Asia Pacific region. We will continue to expand our global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase global market demand for our software solutions.
Global operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:
•	Greater difficulty in collecting accounts receivable and longer collection periods

•	Difficulties and costs of staffing and managing global operations

•	The impact of global economic conditions

•	Certification or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Reduced protection of intellectual property rights in some countries

•	Potentially adverse tax consequences

•	Different or additional functionality requirements

•	Trade protection measures

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our success depends upon the recruitment and retention of key personnel. To remain competitive in the healthcare information technology industry, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the healthcare information technology industry and the technical environments in which our solutions operate. Competition for such personnel in this industry is intense. Our failure to attract additional qualified personnel could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. We have succession plans in place; however, the unexpected loss of key personnel could have a material adverse impact to our business and results of operations, and could potentially inhibit solution development and market share advances.
We significantly rely on third party suppliers. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate it into or sell it in conjunction with our software solutions and services, some of which is critical to the operation of our solutions. If any of the third party suppliers were to change product offerings, increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining these third party intellectual property or technology solutions significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions could adversely affect future sales of solutions and services.
We intend to continue strategic business acquisitions which are subject to inherent risks. In order to expand our solutions and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the operations, services, solutions or personnel of the acquired business; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel of the acquired business; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs and amortization of expenses related to intangible assets; and, 8) dilutive issuances of equity securities. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.
Risks Related to the Healthcare Information Technology Industry
The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our software solutions and services. As the healthcare industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of acquiring each client becomes greater.
The healthcare industry is highly regulated at the local, state and federal level. We are subject to a significant and wide-ranging number of regulations both within the United States and elsewhere, such as regulations in the areas of: healthcare fraud, e-prescribing, claims processing and transmission, medical devices and the security and privacy of patient data.
Healthcare Fraud. Federal and state governments continue to strengthen their positions and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are our clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected fraud and abuse. The effect of this government regulation on our clients is difficult to predict. While we believe that we are in substantial compliance with any applicable laws, many of the regulations applicable to our clients and that may be applicable to us, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way that they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to sanctions or liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations or financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the Department of Health and Human Services announced regulations by the Centers for Medicare & Medicaid Services (CMS) related to “E-Prescribing and the Prescription Drug Program” (“E-Prescribing Regulations”). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. The final regulations adopted two standards effective January 2006. A second and final set of required standards are to be published no later than April 1, 2008 and implemented no later than April 1, 2009. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Our efforts to provide that our solutions enable our clients to comply with these regulations could be time-consuming and expensive.
Claims Transmissions. Certain of our solutions assist our clients in submitting claims to payers, which claims are governed by federal and state laws. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including, for example, Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, will also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations.
Regulation of Medical Devices. The United States Food and Drug Administration (the “FDA”) has declared that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, we are subject to extensive regulation by the FDA with regard to those solutions that are actively regulated. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance prior to marketing. Complying with these medical device regulations on a global perspective is time consuming and expensive. Further, it is possible that these regulatory agencies may become more active in regulating software that is used in healthcare.
There have been seven FDA inspections since 1998 at various Cerner sites. Inspections conducted at our world headquarters in 1999 and our Houston facility in 2002 each resulted in the issuance of an FDA Form 483 that we responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1999 and 2002. The remaining five FDA inspections, including an inspection at our world headquarters in 2004, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and the security regulations by April 2005. As a business associate of the covered entities, we, in most instances, must also ensure compliance with the HIPAA regulations as it pertains to our clients.
The effect of HIPAA on our business is difficult to predict, and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation, or that we will be able to take advantage of any resulting business opportunities. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our solutions to address these evolving data security and privacy issues.
We operate in an intensely competitive and dynamic industry, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, features and services to market in a timely fashion. The market for healthcare information systems is intensely competitive, dynamically evolving and subject to rapid technological change. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions or services on schedule, or at all, nor can we guarantee that, despite extensive testing, errors will not be found in our new solution releases before or after commercial release, which could result in solution redevelopment costs and loss of, or delay in, market acceptance.

We believe that the principal competitive factors in this market include the ease of implementation, the breadth and quality of system and software solution offerings, the stability of the information systems provider, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors include: Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services. There are other competitors that offer a more limited number of competing software solutions and services, including, without limitation: Allscripts Healthcare Solutions, Inc., Emdeon Corporation and Quality Systems, Inc.
In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software/solutions or services. The pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements and evolving industry standards and requirements. As a result, our success will depend upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions and services that satisfy changing client requirements and achieve market acceptance.
Risks Related to the Company’s Stock
Our quarterly operating results may vary which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes, demand for our solutions and services, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.
We recognize revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon our and our client’s ability to meet project milestones. Delays in meeting these milestone conditions or modification of the contract could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.
Our revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of clients’ year-end efforts to make all final capital expenditures for the then-current year.
Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter(s).
The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about our performance or solutions, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond our control. As a matter of policy, we do not generally comment on our stock price or rumors.
Furthermore, the stock market in general, and the market for software, healthcare and information technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.
Our Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions. Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future.
In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that provide for a classified board of directors, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We have also entered into a Rights Agreement which could discourage or prevent a third party from pursuing a takeover proposal that is not supported by our Board of Directors. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.
Item 2. Properties
The Company’s world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 858,170 gross square feet of useable space (the “Campus”), inclusive of the new building described below. As of December 31, 2005, the Company was using approximately 854,483 square feet of such campus space and substantially all of the remainder was leased to Executive Travel, the travel management company historically used by the Company’s associates for business-related travel. In 2005, the Company began constructing a building to house Healthe Clinic, a subsidiary which will provide primary care services for the Company’s associates and their family members. The building was completed in February 2006.
In 2004, the Company purchased approximately 12 acres of unimproved real estate adjacent to the Cerner world headquarters for campus expansion. An access road has been built through the property and plans are underway for further development. In June 2005, the Company purchased 263,512 gross square feet of property located at 3315 North Oak Trafficway in Kansas City, Missouri. The office space, known as the Cerner Oaks Campus, houses associates from the CernerWorks and Cerner Technologies groups and associates of Cerner’s wholly-owned subsidiary, HEALTHe Exchange.
The Company also owns property located along the north riverbank of the Missouri River, approximately two miles from the Company’s Campus. This property consists of a 96,318 gross square foot building and a 1,300-car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company and third parties. The Company has also made use of the parking garage to meet overflow-parking demands on the Company’s Campus.
As of March 2006, the Company also leased office space in: Birmingham, Alabama; Beverly Hills, California; Solona Beach, California; Denver, Colorado; Daytona Beach, Florida; Overland Park, Kansas; Waltham, Massachusetts; Bel Air, Maryland; Minneapolis, Minnesota; Rochester, Minnesota; Kansas City, Missouri; Charlotte, North Carolina; Beaverton, Oregon; and Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Sydney and Melbourne, Australia; Brussels, Belgium; London-Ontario, Canada; Paris, France; Aachen and Idstein, Germany; Hong Kong; Bangalore, India; Kuala Lumpur, Malaysia; Ngee Ann City, Singapore; Barcelona and Madrid, Spain; and, London and Slough, United Kingdom. In 2005, the Company’s Alpharetta, Georgia; Houston, Texas; and Santiago, Chile offices were closed as the Company relocated many associates and/or the necessary business functions to other Company offices.
Item 3. Legal Proceedings
The Company has no material pending litigation.
As previously disclosed, eight shareholder class action lawsuits were filed against Cerner and five of its officers in the United States District Court for the Western District of Missouri after a decline in the Company’s stock price following the Company’s announcement on April 3, 2003 that the Company would not meet revenue and earnings estimates for the first quarter of 2003. These lawsuits were consolidated under Case No. 03-CV-00296-DW. On December 1, 2003, the lead plaintiff filed a Consolidated Class Action Complaint alleging that during a class period commencing as of July 17, 2002 and ending April 2, 2003, the Company and individually named defendants misrepresented or failed to disclose certain factors, which they allege impacted the Company’s business and anticipated revenue and earnings, all allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.
On June 16, 2004 the District Court granted the Company’s and the individual defendants’ Motion to Dismiss and ordered the Consolidated Class Action Complaint dismissed with prejudice against re-filing. On October 6, 2005, the Eighth Circuit affirmed the District Court’s dismissal of the class action claims against Cerner and the individual defendants and the plaintiffs failed to seek reconsideration or appeal of that decision within the required deadlines.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

Item 4A. Executive Officers of the Company
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of March 9, 2006. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	56	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	55	Vice Chairman of the Board of Directors

Earl H. Devanny, III	54	President

Paul M. Black	47	Executive Vice President and Chief Operating Officer

Douglas M. Krebs	48	Senior Vice President Cerner and General Manager of Cerner Europe, Middle East and Asia Pacific Organization

Marc G. Naughton	51	Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend	42	Executive Vice President

Mike Valentine	37	Senior Vice President and General Manager of U.S. Client Organization

Randy D. Sims	45	Vice President, Chief Legal Officer and Secretary

Julia M. Wilson	43	Vice President and Chief People Officer
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
Earl H. Devanny, III joined the Company in August of 1999 as President. Mr. Devanny also served as interim President of Cerner Southeast from January 2003 through July 2003. Prior to joining the Company, Mr. Devanny served as president of ADAC Healthcare Information Systems, Inc. Prior to joining ADAC, Mr. Devanny served as a Vice President of the Company from 1994 to 1997. Prior to that he spent 17 years with IBM Corporation.
Paul M. Black joined the Company in February of 1994 as a Regional Vice President. He was promoted in June 1998 to Senior Vice President and in January 1999 to Chief Sales Officer and to Executive Vice President in September of 2000. In January of 2003 Mr. Black was named Executive Vice President of the U.S. Client Organization. In February 2005 Mr. Black was named Chief Operating Officer. Prior to joining the Company, he spent 12 years with IBM Corporation.
Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. In February 2000, Mr. Krebs was appointed as President of Cerner Global and in January 2005, Mr. Krebs was appointed General Manager of the Company’s Europe, Middle East and Asia Pacific Organization. Prior to joining Cerner, he spent 15 years with IBM Corporation.

Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President. He was promoted to Senior Vice President in March 2002.
Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the Intellectual Property Organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998, promoted to Senior Vice President in March 2001 and promoted to Executive Vice President in March 2005.
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
Julia M. Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters
The Company’s common stock trades on The NASDAQ Stock Market® under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2005 and 2004 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	2005			2004
	High	Low	Last	High	Low	Last
First quarter	$27.48	23.60	26.04	23.82	18.68	22.41
Second quarter	34.74	25.69	33.86	23.63	19.95	21.37
Third quarter	43.72	34.03	43.47	23.47	20.69	22.31
Fourth quarter	49.26	40.76	45.46	26.80	21.99	26.59
At March 1, 2006, there were approximately 1,600 owners of record. To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Management believes it is in the shareholders’ best interest for the Company to reinvest funds in the operation of the business.
Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
(In thousands, except per share data)	(2)(3)	(4)(5)		(6)(7)(8)	(9)(10)
Statements of Earnings Data:
Revenues	$1,160,785	926,356	839,587	780,262	560,802
Operating earnings	140,436	111,464	78,097	90,820	61,350
Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	135,244	107,920	71,222	80,625	(63,314)
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	—	(786)	—
Net earnings (loss)	86,251	64,648	42,791	48,022	(42,366)

Earnings (loss) per share: (Note 1)
Basic	1.16	.90	.61	.68	(.61)
Diluted	1.10	.86	.59	.65	(.61)
Weighted average shares outstanding: (Note 1)
Basic	74,144	72,174	70,710	70,916	69,814
Diluted	78,090	75,142	72,712	74,100	69,814

Balance Sheet Data:
Working capital	$391,541	310,229	246,412	282,135	189,488
Total assets	1,303,629	982,265	854,252	779,279	712,302
Long-term debt, excluding current installments	194,265	108,804	124,570	136,636	92,132
Shareholders’ equity	760,533	597,485	494,680	441,244	394,839

(1)	Reflects the effect of a 2-for-1 stock split distributed on January 9, 2006.

(2)	Includes a tax benefit of $4.8 million relating to the carryback of a capital loss generated by the sale of Zynx Health Incorporated in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for 2005.

(3)	Includes a charge for the write off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for 2005.

(4)	Includes a gain on the sale of Zynx Health Incorporated. The impact of this gain is a $3.0 million increase in net earnings and increase to diluted earnings per share of $.04 for 2004.

(5)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.03 for 2004.

(6)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.05 for 2002.

(7)	Includes a charge for impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.09 for 2002.

(8)	Includes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.01 for 2002.

(9)	Includes a gain on the settlement of the WebMD performance warrants. The impact of this gain is a $4.8 million, net of $2.7 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.07 for 2001.

(10)	Includes a charge on the adjustment of the carrying value of the WebMD shares. The impact of this charge is an $81.4 million, net of $46.1 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $1.11 for 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. The Company derives revenue by selling, implementing and supporting software solutions and hardware that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. Cerner implements these solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by the Company’s clients or in the Company’s data center via a managed services model.
Results Overview
The Company delivered very strong results in 2005. Total revenues for 2005 were $1,160,785,000, an increase of 25%, over 2004 revenues of $926,356,000. Net Earnings for 2005 were $86,251,000, an increase of 33% over 2004 revenues of $64,648,000. Total new business bookings, which reflect the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), were at record levels at $1,354,977,000 in 2005, an increase of 48% compared to $917,367,000 in 2004.
The Company’s operational performance was also strong in 2005. The Company brought more than 1,000 Cerner Millennium solutions live in 2005, bringing the cumulative number of solutions implemented to over 4,800 at over 925 client facilities. These results included significant progress in implementing computerized physician order entry (CPOE), which is the solution generating the highest level of industry attention.
The Company’s strong operational performance is also reflected in its cash flow results. In 2005, the Company generated $228,865,000 of cash flow from operations, with record cash collections of approximately $1,200,595,000 and days sales outstanding (DSO) decreasing from 104 days at the end of 2004 to 89 days at the end of 2005.
Healthcare Information Technology Market
2005 continued a trend of positive developments in the healthcare information technology (HIT) marketplace and for the Company. Overall, the acute care hospital marketplace is in good financial condition. As Moody’s reported in January 2006, hospital bond rating upgrades beat downgrades for the first time since 1997. And while some providers are dealing with issues such as an unfavorable payor mix and the responsibility to serve a growing uninsured population, USA Today indicated in January 2006 that hospital profit margins reached a six-year high of 5.2 percent in 2004.
National policymakers continue looking to HIT. 2005 saw meaningful progress towards a bipartisan consensus on Capital Hill around the view that HIT can deliver significant returns. The RAND Corporation study published in Health Affairs helped shape that perspective by detailing potential savings of $162 billion per year through error reduction, elevated efficiency and improved condition management.
For the third consecutive year, President Bush used the State of the Union address in January 2006 to express his support for electronic health records. The President also highlighted the fact that the first of 78 million Baby Boomers turn 60 in 2006, putting strains on the healthcare system and the federal government as the need for care of the Baby Boomers increases.

Results of Operations
Year Ended December 31, 2005, Compared to Year Ended January 1, 2005
The Company’s net earnings increased 33% to $86,251,000 in 2005 compared to $64,648,000 in 2004. Net earnings for 2005 included an adjustment in the third quarter of 2005 related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated (Zynx) of $4,749,000 and the write off of acquired in-process research and development in the first quarter of 2005 of $3,941,000, net of a $2,441,000 tax benefit. Included in 2004 net earnings are an adjustment in the third quarter of 2004 related to a prior period vacation pay accrual that reduced net earnings by $2,076,000, net of $1,270,000 of tax, and a gain on the sale of Zynx, in the first quarter of 2004 that increased net earnings by $3,023,000. Excluding these four items, 2005 net earnings would have increased 34% to $85,443,000 compared to 2004 net earnings of $63,701,000.
Revenues — The Company’s revenues increased 25% to $1,160,785,000 in 2005 from $926,356,000 in 2004. Revenues for 2005 included revenues from the acquired medical business division of VitalWorks, Inc. (VitalWorks), which closed on January 3, 2005. Excluding the revenue from the medical business division of VitalWorks, 2005 revenues increased 18% over 2004. The revenue composition for 2005 was $449,734,000 in system sales, $296,716,000 in support and maintenance, $380,948,000 in services and $33,387,000 in reimbursed travel.
System sales increased 28% to $449,734,000 in 2005 from $351,861,000 in 2004. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions, with each component growing at least 12% in 2005. This increase is due primarily to an increase in new business bookings and the inclusion of revenue from the medical business division of VitalWorks in 2005. Excluding revenue from the medical business division of VitalWorks, system sales would have increased 17%.
Support, maintenance and service revenues increased 25% to $677,664,000 in 2005 from $542,414,000 in 2004. Support and maintenance revenues were $296,716,000 and $241,439,000 in 2005 and 2004, respectively. Services revenues were $380,948,000 and $300,975,000 in 2005 and 2004, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the inclusion of revenue from the acquired medical business division of VitalWorks. Excluding revenue from the medical business division of VitalWorks, support, maintenance and service sales would have increased 19%.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 45% in 2005 compared to 2004. This increase is due to an increase in new business bookings in 2005 compared to 2004. At December 31, 2005, the Company had $1,724,583,000 in contract backlog and $415,681,000 in support and maintenance backlog, compared to $1,191,170,000 in contract backlog and $347,662,000 in support and maintenance backlog at the end of 2004.
Cost of Revenues — The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 22% of total revenues in 2005, and 21% of total revenues in 2004. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The increase in the cost of revenue as a percent of total revenues resulted principally from higher levels of hardware sales at lower than historical levels of margin for hardware.
Sales and Client Service — Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 40% and 41% in 2005 and 2004, respectively. The increase in total sales and client service expenses to $466,206,000 in 2005 from $383,628,000 in 2004 is primarily due to an increase in personnel, personnel related expenses and increased presence in the global market. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.
Software Development — Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2005 and 2004 were $226,238,000 and $188,264,000, respectively. These amounts exclude amortization. Capitalized software costs were $62,523,000 and $58,912,000 for 2005 and 2004, respectively. The increase in aggregate expenditures in software development in 2005 is due to continued development of Cerner Millennium solutions.
General and Administrative — General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees and the transaction gains or losses on foreign currency. These expenses as a percent of total revenues were 7% in both 2005 and 2004. Total general and administrative expenses were $81,620,000 and $63,327,000 for 2005 and 2004, respectively. General and administrative expenses for 2004 include an adjustment to increase the vacation pay accrual of $3,346,000, related to prior periods. Excluding the adjustment to increase the vacation pay accrual, general and administrative expenses as a percent of revenues were 6% in 2004. The Company had net transaction gains on foreign currency of $2,700,000 for 2005 compared to net transaction losses on foreign currency of $479,000 for 2004.
The write-off of in-process research and development in 2005 is an expense resulting from the acquired medical business division of VitalWorks.
Interest Expense, Net — Interest income was $3,871,000 in 2005 compared to $3,022,000 in 2004. This increase is due primarily to higher interest rates, and a higher cash balance fed by cash collections. Interest expense was $9,729,000 in 2005 compared to $9,174,000 in 2004.
Other Income, Net — Other income was $666,000 in 2005 compared to $2,608,000 in 2004. Other income in 2004 included a gain on the sale of Zynx. Also included in other income are revenues from office space leased to third parties.
Income Taxes — The Company’s effective tax rate was 36% and 40% in 2005 and 2004, respectively. Tax expense for 2005 includes an adjustment that reduced tax expense related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx of $4,749,000. Excluding this adjustment, the Company’s effective tax rate was 40% for 2005.
Operations by Segment
In the fourth quarter of 2005, the Company changed its reportable segments to reflect how the chief operating decision maker currently reviews the Company’s results in terms of allocating resources and assessing performance. This change effectively presents the Company’s operating results by its two geographical operating segments, Domestic and Global. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.

The following table presents a summary of the operating information for 2005 and 2004 (in thousands):

	Operating Segments
2005	Domestic	Global	Other	Total
Revenues	$1,046,180	$113,314	$1,290	$1,160,785

Cost of revenues	231,977	16,981	5,728	254,686
Operating expenses	209,747	47,691	508,224	765,663

Total costs and expenses	441,724	64,672	513,952	1,020,349

Operating earnings	$604,456	$48,642	$(512,662)	$140,436

	Operating Segments
2004	Domestic	Global	Other	Total
Revenues	$858,945	$63,622	$3,789	$926,356

Cost of revenues	183,266	7,809	5,273	196,348
Operating expenses	156,888	38,411	423,245	618,544

Total costs and expenses	340,154	46,220	428,518	814,892

Operating earnings	$518,791	$17,402	$(424,729)	$111,464

Operating earnings in the Domestic segment increased 17% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Total Domestic segment revenues increased 22% in the 2005 period compared to the 2004 period driven by strong bookings growth. Cost of revenues were basically unchanged at 22% and 21% of total Domestic segment revenues for the year ended 2005 and 2004, respectively. Domestic segment revenues, cost of revenues and operating expenses for 2005 included revenues from the acquired medical business division of VitalWorks, which closed on January 3, 2005. Domestic segment operating expenses in 2005 increased 34% compared to the 2004 period as a result of hiring additional personnel and the inclusion of expenses from the medical business division of VitalWorks.
Operating earnings in the Global segment increased 180% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Total revenues increased 78% in the 2005 period compared to the 2004 period. The Company’s replacement of a competitor in the Southern region of England was a big part of its global success in 2005, with this contract contributing more than $14 million of revenue. Other regions in our global business also had an outstanding year. On strength in the Middle East, Asia Pacific, France and Canada, Global segment revenue grew more than 50 percent excluding revenue from the Company’s United Kingdom contract. Cost of revenues were 15% and 12% of total Global segment revenues for the year ended 2005 and 2004, respectively. Operating expenses in the 2005 period increased 24% compared to the 2004 period due to hiring personnel for the higher level of activity outside the United States.
Operating losses in Other increased 21% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 20% in the 2005 period compared to the 2004 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the 2005 period compared to the 2004 period. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.
Year Ended January 1, 2005, Compared to Year Ended January 3, 2004
The Company’s revenues increased 10% to $926,356,000 in 2004 from $839,587,000 in 2003. The Company had net earnings of $64,648,000 in 2004 compared to $42,791,000 in 2003. Included in 2004 net earnings are an adjustment in the third quarter of 2004 related to a prior period vacation pay accrual that reduced net earnings by $2,076,000, net of $1,270,000 of tax, and a gain on the sale of Zynx, in the first quarter of 2004 that increased net earnings by $3,023,000. Excluding these two items, 2004 net earnings would have been $947,000 lower, or $63,701,000.
Revenues — In 2004, revenues increased due to an increase in system sales, support of installed systems and an increase in services. Support, maintenance and service revenues increased 14% to $542,414,000 in 2004 from $476,795,000 in 2003. Support and maintenance revenues were $241,439,000 and $209,876,000 in 2004 and 2003, respectively. Service revenues were $300,975,000 and $266,918,000 in 2004 and 2003, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, managed services and professional services, excluding installation. The increase in support and maintenance revenue was due primarily to the increase in the Company’s installed and converted client base, that was driven by bringing a record number of Cerner Millennium solutions live in 2003 and 2004. The increase in service revenue was driven by increased professional services billable hours and a strong increase in managed services.
System sales increased 6% to $351,861,000 in 2004 from $332,349,000 in 2003. Included in system sales are revenues from the sale of software, hardware and sublicensed software. This increase is due primarily to an increase in licensed software sales that was partially offset by declines in hardware sales.
At January 1, 2005, the Company had $1,191,170,000 in contract backlog and $347,662,000 in support and maintenance backlog, compared to $938,221,000 in contract backlog and $312,887,000 in support and maintenance backlog at the end of 2003.
Cost of Revenues — The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 21% of total revenues in 2004, and 23% of total revenues in 2003. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from a decrease in the percent of revenue from hardware and sublicensed software, which carry a higher cost of revenue percentage.
Sales and Client Service — Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 41% and 42% in 2004 and 2003, respectively. The increase in total sales and client service expenses to $383,628,000 in 2004 from $352,728,000 in 2003 is primarily due to an increase in personnel and personnel related expenses. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.
Software Development — Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2004 and 2003 were $188,264,000 and $179,999,000, respectively. These amounts exclude amortization. Capitalized software costs were $58,912,000 and $58,736,000 for 2004 and 2003, respectively. The increase in aggregate expenditures in software development in 2004 is due to continued development of Cerner Millennium solutions.
General and Administrative — General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, foreign currency transaction gains and losses and professional fees. These expenses as a percent of total revenues were 7% in both 2004 and 2003. Total general and administrative expenses were $63,327,000 and $58,236,000 for 2004 and 2003, respectively. General and administrative expenses for 2004 include the vacation pay accrual adjustment of $3,346,000, which is more fully described in note 14 to the consolidated financial statements. Excluding the adjustment to increase the vacation pay accrual, general and administrative expenses as a percent of revenues were 6% in 2004. The Company had net transaction losses on foreign currency of $479,000 for 2004 compared to net transaction gains on foreign currency of $1,376,000 for 2003.

Interest Expense, Net — Interest income was $3,022,000 in 2004 compared to $1,219,000 in 2003. This increase is due primarily to higher interest rates, and a higher cash balance fed by cash collections. Interest expense was $9,174,000 in 2004 compared to $8,236,000 in 2003.
Other Income, Net — Other income increased from $142,000 in 2003 to $2,608,000 in 2004. This increase is due primarily to a gain on the sale of Zynx. Also included in other income are revenues from office space leased to third parties.
Operations by Segment
The following table presents a summary of the operating information for 2004 and 2003 (in thousands):

	Operating Segments
2004	Domestic	Global	Other	Total
Revenues	$858,945	$63,622	$3,789	$926,356

Cost of revenues	183,266	7,809	5,273	196,348
Operating expenses	156,888	38,411	423,245	618,544

Total costs and expenses	340,154	46,220	428,518	814,892

Operating earnings	$518,791	$17,402	$(424,729)	$111,464

2003	Domestic	Global	Other	Total
Revenues	$782,434	$54,191	$2,963	$839,587

Cost of revenues	180,681	13,450	159	194,290
Operating expenses	134,177	35,814	397,209	567,200

Total costs and expenses	314,858	49,264	397,368	761,490

Operating earnings	$467,576	$4,927	$(394,405)	$78,097

Operating earnings in the Domestic segment increased 11% for the year ended January 1, 2005 compared to the year ended January 3, 2004. Total revenues for the Domestic segment increased 10% in the 2004 period compared to the 2003 period. Cost of revenues were 21% and 23% of total Domestic segment revenues due to the decline in third party costs. Domestic segment operating expenses were 18% and 17% of total Domestic segment revenues for 2004 and 2003, respectively.
Operating earnings in the Global segment increased 253% for the year ended January 1, 2005 compared to the year ended January 3, 2004. This large increase is due to the small base in 2003 compared to 2004. Total revenues increased 17% in 2004 compared to 2003. The increase in total revenues is due primarily to an increase in professional services in 2004 compared to 2003. Cost of revenues were 12% and 25% of total Global segment revenues. Operating expenses increased 7% in 2004 compared to 2003. These increases are due primarily to an increased presence in the global market.
Operating losses in Other increased 8% for the year ended January 1, 2005 compared to the year ended January 3, 2004. This increase is due to an increase in total costs and expenses of 8% in 2004 compared to 2003. The increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in 2004 compared to 2003.
Liquidity and Capital Resources
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At December 31,

2005 the Company had cash and cash equivalents of $113,057,000, short-term investments of $161,230,000 and working capital of $391,541,000 compared to cash and cash equivalents of $189,784,000 and working capital of $310,229,000 at January 1, 2005.
The Company generated cash of $228,865,000, $168,304,000 and $134,150,000 from operations in 2005, 2004 and 2003, respectively. Cash flow from operations increased in 2005 due primarily to a stronger performance in net earnings and increased collections of receivables. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2005 and 2004, the Company received total client cash collections of $1,200,595,000 and $937,600,000, respectively, of which 7% and 6% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased from 104 days at the end of 2004 to 89 days at the end of 2005. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 23% in 2005 and 15% in 2004, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities consisted primarily of the purchase of short-term investments of $161,230,000, the acquisition of businesses of $119,683,000 in 2005 and capitalized software development costs of $62,523,000 and $58,912,000 and purchases of capital equipment, land and buildings of $100,583,000 and $56,490,000 in 2005 and 2004, respectively. The Company completed the sale of Zynx in the first quarter of 2004 for $12,000,000.
The Company’s financing activities for 2005 primarily consisted of proceeds from the issuance of long-term debt of $111,827,000 and the exercise of options of $51,744,000, repayment of a revolving line of credit and long-term debt of $91,817,000 and proceeds from a revolving line of credit of $70,000,000. In 2004 the Company’s financing activities consisted primarily of the repayment of debt of $24,879,000 and the proceeds from the exercise of stock options of $25,717,000.
In November 2005, the Company completed a £65,000,000 ($112,002,000 at December 31, 2005) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (7.25% at December 31, 2005) or LIBOR (4.39% at December 31, 2005) plus 2%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/10% to 1/2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2007. At December 31, 2005, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. On January 10, 2005, the

Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks. (See Note 2 to the consolidated financial statements.) This amount was paid in full as of December 31, 2005. The Company was in compliance with all covenants at December 31, 2005.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments that began in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2006.
The following table represents a summary of the Company’s contractual obligations and commercial commitments, excluding interest, as of December 31, 2005, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
Contractual Obligations (in thousands)	2006	2007	2008	2009	2010	2011 and thereafter	Total

Long-term debt obligations	25,667	19,507	13,960	32,417	25,750	100,341	217,642
Capital lease obligations	3,076	1,565	720	5	—	—	5,366
Operating lease obligations	17,605	12,418	11,348	7,288	5,661	29,026	83,346
Purchase obligations	13,339	2,493	—	—	—	—	15,832
Other	1,800	100	25	—	—	—	1,925

Total	61,487	36,083	26,053	39,710	31,411	129,367	324,111
The Company is currently planning to construct a new data center on its campus in North Kansas City at an approximate cost of $60,000,000, which amount is not included above. The construction is expected to start in May 2006 and to be completed in 2007.
The effects of inflation on the Company’s business during 2005, 2004 and 2003 were not significant.
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements was January 1, 2006. The Company has elected to adopt the standard using the modified prospective application under the bi-nomial method and is currently assessing the impact that the Statement will have on its consolidated financial statements.
Critical Accounting Policies
The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, concentrations, allowance for doubtful accounts and potential impairments of goodwill. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within this “Management Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Note 1 to the consolidated financial statements expands upon discussion of the Company’s accounting policies.
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
The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the healthcare information technology market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software solutions may become less valuable or obsolete and could be subject to impairment.
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
Goodwill
The Company accounts for its goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are no longer amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company again assessed its goodwill for impairment in the second quarters of 2005 and 2004 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. The Company completed eight acquisitions and one divestiture subsequent to June 30, 2001, which resulted in approximately $97 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amounted to $116,142,000 and $54,600,000 at December 31, 2005 and January 1, 2005, respectively. If future, anticipated cash flows from the Company’s reporting units that recognized goodwill do not materialize as expected the Company’s goodwill could be impaired, which would result in significant write-offs.
Factors that may Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere herein or in other reports filed with the Securities and Exchange Commission. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On December 15, 2005, the Company issued 2,251 shares (pre-stock split) of its outstanding stock to University of Pittsburgh Medical Center upon exercise of a warrant granted in 2000. The aggregate exercise price was $101,717.06, or $45.1875 (pre-stock split) per share. The shares were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.
Additionally, and as previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended July 2, 2005, on April 6, 2005, the Company issued 72,536 shares (pre-stock split) of its outstanding stock to University of Pittsburgh Medical Center upon exercise of a warrant granted in 2000. The aggregate exercise price was $3,277,720.50, or $45.1875 (pre-stock split) per share. The shares were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2005, the Company had a £65,000,000 note payable outstanding through a private placement with an interest rate of 5.54%. The note is payable in seven equal installments beginning in November 2009. Because the borrowing is denominated in pounds, the Company is exposed to movements in the foreign currency exchange rate between the U.S. dollar and the Great Britain pound. A 1% change in the foreign currency exchange rate between the U.S. dollar and the Great Britain pound at December 31, 2005 would have had an approximate $1,118,000 change in the balance of the reported amount of the note payable in U.S. dollars.

Item 8. Financial Statements and Supplementary Data
The Financial Statements and Notes required by this Item are submitted as a separate part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9.A. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.
Item 9.B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Election of Directors” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.
Audit Committee Financial Expert
The Board of Directors has determined that Gerald E. Bisbee, Jr., Ph.D., a member of the Company’s Audit Committee, is an audit committee financial expert as that term is defined under Item 401(h) of Regulation S-K.
Code of Conduct; Corporate Governance Guidelines and Committee Charters
The Board of Directors of the Company has adopted a Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, controller and all other associates of the Company, including its directors and other officers. The Company has posted the text of the Code of Conduct on its Web site at www.cerner.com under “About Cerner/Investors/Corporate Governance.”
The Board of Directors of the Company has also adopted Corporate Governance Guidelines, which are posted on the Company’s Web site at www.cerner.com under “About Cerner/Investors/Corporate Governance.”
The charters for the Audit Committee, the Compensation Committee and the Nominating, Governance & Public Policy Committee are also available on the Company’s Web site at www.cerner.com under “About Cerner/Investors/Corporate Governance.”
A printed copy of the Code of Conduct and the Corporate Governance Guidelines are also available to the public at no charge by writing to Cerner Corporation, Attn. Human Resources, 2800 Rockcreek Parkway, North Kansas City, Missouri, 64117, or calling the Company’s headquarters at (816) 221-1024.
Item 11. Executive Compensation
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Executive Compensation” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Voting Securities and Principal Holders Thereof” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Certain Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 26, 2006, will contain under the caption “Audit and Non-Audit Fees” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and January 1, 2005

Consolidated Statements of Operations — Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

Consolidated Statements of Changes in Equity Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 31, 2005 are included herein:

Schedule II — Valuation and Qualifying Accounts,

Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description
3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003 (filed as exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated March 9, 2001 (filed as Exhibit 4.2 to Registrant’s Form S-8 filed on September 26, 2001 and incorporated herein by reference).

4(a)	Amended and Restated Rights Agreement, dated as of March 12, 1999, between Cerner Corporation and UMB Bank, n.a., as Rights Agents, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Cerner Corporation, as Exhibit A, and the Form of Rights Certificate, as Exhibit B (filed as an Exhibit to Registrant’s current report on Form 8-A/A dated March 31, 1999 and incorporated herein by reference).

4(b)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Registration Statement on Form S-8 (File No. 33-15156) dated April 10, 1997 and incorporated herein by reference).

Number	Description
4(c)	Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as document agent, dated as of May 31, 2002 (filed as Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, and incorporated herein by reference).

4(d)	First Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of July 22, 2002 (filed as Exhibit 4(d) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

4(e)	Second Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of April 30, 233 (filed as Exhibit 4(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 and incorporated herein by reference).

4(f)	Third Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of September 1, 2004 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on September 8, 2004, and incorporated herein by reference).

4(g)	Fourth Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of December 28, 2004 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on January 4, 2005, and incorporated herein by reference).

4(h)	Fifth Amendment to Credit Agreement between Cerner Corporation and U.S. Bank National Association as administrative agent and head arranger, and LaSalle Bank National Association, as documentation agent, dated as of December 28, 2005 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on January 4, 2006, and incorporated herein by reference).

4(i)	Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999, and incorporated herein by reference).

4(j)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

4(k)	Cerner Corporation Note Purchase Agreement dated as of November 1, 2005 among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers, (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on November 7, 2005, and incorporated herein by reference).

10(a)	Incentive Stock Option Plan C of Registrant (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).*

Number	Description
10(b)	Indemnification Agreements between the Registrant and Neal L. Patterson, Clifford W. Illig and Gerald E. Bisbee, Jr., Ph.D. dated June 1, 1987, June 1, 1987 and February 9, 1988, respectively (filed as Exhibit 10(i) to Registrant’s Annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).*

10(c)	Indemnification Agreement between Michael E. Herman and Registrant dated May 16, 1995 (filed as Exhibit 10(i)(a) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(d)	Indemnification Agreement between John C. Danforth and Registrant dated May 14, 1996 (filed as Exhibit 10(i)(b) to Registrant’s Quarterly Report on Form 10-Q for the year ended June 29, 1996 and incorporated herein by reference).*

10(e)	Indemnification Agreement between John C. Danforth and Registrant dated February 3, 2005 (filed as Exhibit 99.1 to the Registrant’s Form 8-K dated February 3, 2005 and incorporated herein by reference).*

10(f)	Indemnification Agreement between Jeff C. Goldsmith, Ph.D. and Registrant dated November 18, 1999 (filed as Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference).*

10(g)	Indemnification Agreement between William B. Neaves, Ph.D. and Nancy-Ann DeParle and Registrant both dated September 20, 2001 (filed as Exhibits 10.1 and 10.2 to Registrant’s Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference).*

10(h)	Indemnification Agreement between William D. Zollars and Registrant dated May 27, 2005 (filed as Exhibit 99.1 to Registrant’s Form 8-K on June 3, 2005 and incorporated herein by reference).*

10(i)	Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(j)	Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(k)	Cerner Corporation Executive Stock Purchase Plan dated April 23, 1999 (filed as Exhibit 4(g) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(l)	Form of Stock Pledge Agreement for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(h) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(m)	Form of Promissory Note for Cerner Corporation Executive Stock Purchase Plan (filed as Exhibit 4(i) to Registrant’s Registration Statement on Form S-8 (File No. 333-77029) and incorporated herein by reference).*

10(n)	Employment Agreement of Earl H. Devanny, III dated August 13, 1999 (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference).*

10(o)	Employment Agreement of Neal L. Patterson dated November 10, 2005 (filed as Exhibit 99.1 to Registrant’s Form 8-K on November 17, 2005 and incorporated herein by reference).*

Number	Description
10(p)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(q)	Cerner Corporation 2004 Long-Term Incentive Plan G (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (File No. 333-125492) on June 3, 2005 and incorporated herein by reference).*

10(r)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(s)	Qualified Performance-Based Compensation Plan (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000, and incorporated herein by reference).*

10(t)	2006 Executive Compensation Plan (filed as Exhibit 99.2 to Registrant’s Form 8-K on March 10, 2006 and incorporated herein by reference).*

10(u)	Cerner Corporation Executive Deferred Compensation Plan (filed as Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

10(v)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated dated September 12, 2005 (filed as Exhibit 10.1 on Form 8-K filed on September 12, 2005 and incorporated herein by reference).*

10(w)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005, and incorporated herein by reference). *

10(x)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).*

10(y)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005, and incorporated herein by reference). *

10(z)	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement (filed as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the y ear ended January 1, 2005, and incorporated herein by reference).*

10(aa)	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).*

*	Management contracts or compensatory plans or arrangements required to be identified by Item15(a)(3)(b)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description
31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Dated: March 16, 2006	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/s/ Neal L. Patterson	March 16, 2006
Neal L. Patterson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	March 16, 2006
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	March 16, 2006
Marc G. Naughton, Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael E. Herman	March 16, 2006
Michael E. Herman, Director

/s/ Gerald E. Bisbee, Jr.	March 16, 2006
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ John C. Danforth	March 16, 2006
John C. Danforth, Director

/s/ William B. Neaves	March 16, 2006
William B. Neaves, Ph.D., Director

/s/ Nancy-Ann DeParle	March 16, 2006
Nancy-Ann DeParle, Director

/s/ William D. Zollars	March 16, 2006
William D. Zollars, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9.A. Controls and Procedures, that Cerner Corporation (the Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cerner Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Kansas City, Missouri
March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cerner Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
(signed) KPMG LLP
Kansas City, Missouri
March 16, 2006
Management’s Report

The management of Cerner Corporation is responsible for the consolidated financial statements and all other information presented in this report. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles appropriate to the circumstances, and, therefore, included in the financial statements are certain amounts based on management’s informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Cerner Corporation’s independent registered public accountants and have been reviewed by the audit committee of the Board of Directors.

Consolidated Balance Sheets

December 31, 2005 and January 1, 2005

(In thousands except shares and per share data)	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$113,057	189,784
Short-term investments	161,230	—
Receivables, net	316,965	282,199
Inventory	9,585	7,373
Prepaid expenses and other	42,685	30,117
Deferred income taxes	8,109	—

Total current assets	651,631	509,473

Property and equipment, net	292,608	230,440
Software development costs, net	172,548	157,765
Goodwill, net	116,142	54,600
Intangible assets, net	60,448	22,690
Other assets	10,252	7,297

Total assets	$1,303,629	982,265

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,377	37,008
Current installments of long-term debt	28,743	21,908
Deferred revenue	79,890	77,445
Deferred income taxes	—	430
Accrued payroll and tax withholdings	66,002	55,819
Other accrued expenses	20,078	6,634

Total current liabilities	260,090	199,244

Long-term debt	194,265	108,804
Deferred income taxes	72,922	69,863
Deferred revenue	14,533	5,703

Minority owners’ equity interest in subsidiary	1,286	1,166

Stockholders’ Equity:
Common stock, $.01 par value,150,000,000 shares authorized, 78,514,463 and 74,776,763 shares issued in 2005 and 2004, respectively	785	748
Additional paid-in capital	325,119	243,956
Retained earnings	430,262	344,011
Accumulated other comprehensive income:
Foreign currency translation adjustments	4,367	8,770

Total stockholders’ equity	760,533	597,485

Commitments
Total liabilities and stockholders’ equity	$1,303,629	982,265

See notes to consolidated financial statements.

Consolidated Statements of Operations

For the years ended December 31, 2005, January 1, 2005 and January 3, 2004

(In thousands, except per share data)	2005	2004	2003

Revenues
System sales	$449,734	351,861	332,349
Support, maintenance and services	677,664	542,414	476,795
Reimbursed travel	33,387	32,081	30,443

Total revenues	1,160,785	926,356	839,587

Costs and expenses
Cost of system sales	171,073	115,803	111,256
Cost of support, maintenance and services	50,226	48,464	52,591
Cost of reimbursed travel	33,387	32,081	30,443
Sales and client service	466,206	383,628	352,728
Software development	211,455	171,589	156,236
General and administrative	81,620	63,327	58,236
Write-off of in process research and development	6,382	—	—

Total costs and expenses	1,020,349	814,892	761,490

Operating earnings	140,436	111,464	78,097

Other income (expense):
Interest expense, net	(5,858)	(6,152)	(7,017)
Other income, net	666	2,608	142

Total other expense, net	(5,192)	(3,544)	(6,875)

Earnings before income taxes	135,244	107,920	71,222
Income taxes	(48,993)	(43,272)	(28,431)

Net earnings	$86,251	64,648	42,791

Basic earnings per share	$1.16	0.90	0.61

Diluted earnings per share	$1.10	0.86	0.59
See notes to consolidated financial statements.

Consolidated Statements of Changes In Equity

For the years ended December 31, 2005, January 1, 2005 and January 3, 2004

					Accumulated
			Additional		Other
	Common Stock		paid-in	Retained	Comprehensive	Comprehensive
(In thousands)	Shares	Amount	capital	Earnings	Income	Income

Balance at December 28, 2002	71,962	$720	199,767	236,572	(1,744)

Exercise of options	649	6	6,695	—	—
Purchase of treasury shares	—	—	—	—	—
Non-employee stock option compensation expense	—	—	34	—	—
Tax benefit from disqualifying disposition of stock options	—	—	1,876	—	—
Associate stock purchase plan discounts	—	—	(604)	—	—
Third party warrants	—	—	2,052	—	—
Foreign currency translation adjustment	—	—	—	—	6,438	6,438
Unrealized gain on available-for-sale equity securities, net of deferred tax expense of $14	—	—	—	—	76	76
Net earnings	—	—	—	42,791	—	42,791

Comprehensive income						49,305

Balance at January 3, 2004	72,611	$726	209,820	279,363	4,770

Exercise of options	2,166	22	25,524	—	—
Employee stock option compensation expense	—	—	173	—	—
Tax benefit from disqualifying disposition of stock options	—	—	9,191	—	—
Associate stock purchase plan discounts	—	—	(752)	—	—
Foreign currency translation adjustment	—	—	—	—	4,000	4,000
Net earnings	—	—	—	64,648	—	64,648

Comprehensive income						68,648

Balance at January 1, 2005	74,777	$748	243,956	344,011	8,770

Exercise of options	3,737	37	50,926	—	—
Employee stock option compensation expense	—	—	780	—	—
Tax benefit from disqualifying disposition of stock options	—	—	30,289	—	—
Associate stock purchase plan discounts	—	—	(832)	—	—
Foreign currency translation adjustment	—	—	—	—	(4,403)	(4,403)
Net earnings	—	—	—	86,251	—	86,251

Comprehensive income						81,848

Balance at December 31, 2005	78,514	$785	325,119	430,262	4,367

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, January 1, 2005 and January 3, 2004

(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$86,251	64,648	42,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114,055	90,802	69,330
Gain on sale of business	—	(3,023)	—
Write-off of acquired in process research and development	6,382	—	—
Non-employee stock option compensation expense	—	—	34
Provision for deferred income taxes	(6,874)	295	21,317
Tax benefit from disqualifying dispositions of stock options	30,289	9,191	1,876
Changes in operating assets and liabilities (net of businesses acquired):
Receivables, net	(22,502)	(24,747)	20,723
Inventory	(2,078)	3,924	(3,393)
Prepaid expenses and other	(18,781)	(20,743)	(201)
Accounts payable	14,382	9,474	(30,663)
Accrued income taxes	13,594	15,919	(5,187)
Deferred revenue	949	16,055	22,561
Other current liabilities	13,198	6,509	(5,038)

Total adjustments	142,614	103,656	91,359

Net cash provided by operating activities	228,865	168,304	134,150

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(64,785)	(44,214)	(26,831)
Purchase of land, buildings, and improvements	(35,798)	(12,276)	(56,752)
Acquisition of businesses, net of cash received	(119,683)	(1,957)	(6,380)
Proceeds from the sale of business	—	12,000	—
Net increase in short-term investments	(161,230)	—	—
Repayment of notes receivable	51	1,977	651
Capitalized software development costs	(62,523)	(58,912)	(58,736)

Net cash used in investing activities	(443,968)	(103,382)	(148,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	111,827	—	320
Proceeds from revolving line of credit	70,000	—	—
Repayment of revolving line of credit and long-term debt	(91,848)	(24,879)	(13,238)
Proceeds from third party warrants	—	—	2,052
Purchase of treasury shares	—	—	(5,930)
Proceeds from exercise of options	51,744	25,717	6,703
Associate stock purchase plan discounts	(832)	(752)	(604)

Net cash provided by (used in) financing activities	140,891	86	(10,697)

Effect of exchange rate changes on cash	(2,515)	2,937	3,740
Increase in cash from the consolidation of a variable interest entity	—	—	151

Net increase (decrease) in cash and cash equivalents	(76,727)	67,945	(20,704)
Cash and cash equivalents at beginning of year	189,784	121,839	142,543

Cash and cash equivalents at end of year	$113,057	189,784	121,839

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,157	8,614	7,984
Income taxes, net of refund	13,591	21,865	10,426

Noncash investing and financing activities
Issuance of note payable for unused software credits	$—	7,500	—
Acquisition of equipment through capital leases	89	2,075	9,811

Non-cash changes resulting from acquisitions
Increase in accounts receivable	11,621	1,019	298
Increase in property and equipment, net	2,355	65	431
Increase in goodwill and intangibles	124,921	2,187	6,234
Increase in deferred revenue	(10,979)	(1,004)	485
Increase in long term debt	(3,111)	(5)	—
Decrease in other working capital components	(5,124)	(305)	(1,068)

Total	119,683	1,957	6,380

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1 Summary of Significant Accounting Policies
(a) Principles of Consolidation — The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
(b) Nature of Operations — The Company designs, develops, markets, installs, hosts and supports software information technology and content solutions for healthcare organizations and consumers. The Company also implements these solutions as individual, combined or enterprise-wide systems.
(c) Revenue Recognition — Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The components of the system sales revenues are the licensing of computer software, installation, subscription content and the sale of computer hardware and sublicensed software. The components of support, maintenance and service revenues are software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either remote hosting services or computer hardware and sublicensed software.
The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement. Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software arrangements using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions including project-related installation services). The Company allocates revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the software support and maintenance portion of the arrangement based on the renewal price of the software support and maintenance charged to clients; professional services portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the software solution, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
The Company provides project-related installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, the Company recognizes the software license and installation services fees over the software installation period using the percentage of completion method pursuant to Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by

Notes to Consolidated Financial Statements

SOP 97-2.The Company measures the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and can occur in a short period of time or range up to one year in length.
The Company also provides implementation and consulting services, which include consulting activities that fall outside of the scope of the standard installation services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include additional database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus does not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.
Managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with the Company to host the software in its data center. Under these arrangements, the client has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to the Company to host the software. As such, the Company accounts for these arrangements under SOP 97-2, as prescribed by EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Because vendor-specific objective evidence for hosting and managed services is established through renewal rates in the arrangements, the Company uses the residual method to recognize revenue for the software element. The hosting and managed services are recognized as the services are performed.
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

Notes to Consolidated Financial Statements

deferred all direct and incremental costs associated with the arrangement are capitalized and amortized over the contractual term once revenue recognition commences.
In the United Kingdom the Company has contracted with a third party to customize software and provide implementation and support services under a long term arrangement (nine years). Because the arrangement requires customization and development of software, and fair value for the support services does not exist in this arrangement, the entire arrangement is being accounted for as a single unit of accounting under SOP 81-1. Also, because the Company believes it is reasonably assured that no loss will be incurred under this arrangement, it is using the zero margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement. As of December 31, 2005, $14,181,000 of revenue and expense have been recognized in the accompanying Consolidated Statement of Operations.
Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed and revenue has not been recognized. Long-term deferred revenue at December 31, 2005, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 31, 2006.
The Company incurs out-of-pocket expenses in connection with its client service activities, primarily travel, which are reimbursed by its clients. The amounts of ”out-of-pocket” expenses and equal amounts of related reimbursements were $33,387,000, $32,081,000 and $30,443,000 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
The Company’s arrangements with clients typically include a deposit due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Certain of these receivables have been assigned on a non-recourse basis to third party financing institutions. The Company accounts for the assignment of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Provided all revenue recognition criteria have been met, the Company recognizes revenue for these arrangements under its normal revenue recognition criteria, net of any payment discounts from financing transactions.
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
(d) Fiscal Year — The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks and fiscal years 2005 and 2004 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Notes to Consolidated Financial Statements

(e) Software Development Costs — Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2005, 2004 and 2003, the Company capitalized $62,523,000, $58,912,000 and $58,736,000, respectively, of total software development costs of $226,238,000, $188,264,000 and $179,999,000, respectively. Amortization expense of capitalized software development costs in 2005, 2004 and 2003 was $47,740,000, $42,237,000 and $34,973,000, respectively, and accumulated amortization was $255,122,000, $207,382,000 and $165,145,000, respectively.
(f) Cash Equivalents — Cash equivalents consist of short-term marketable securities with original maturities less than ninety days.
(g) Short-term Investments — The Company’s short-term investments are primarily invested in auction rate securities which are debt and preferred stock instruments having longer-dated (in most cases, many years) legal maturities, but with interest rates that are generally reset every 28-49 days under an auction system. Because auction rate securities are frequently re-priced, they trade in the market on par-in, par-out basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value, which approximates cost. Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities. However, they have been classified as current assets as they are generally available to support the Company’s current operations. There have been no realized gains or losses on these investments.
(h) Inventory — Inventory consists primarily of computer hardware and sub-licensed software held for resale and is recorded at the lower of cost (first-in, first-out) or market.
(i) Property and Equipment — Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of two to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of two to 15 years.
(j) Earnings per Common Share — Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations is as follows:

Notes to Consolidated Financial Statements

(In thousands, except per share data)

	2005			2004			2003
									Per-
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common stockholders	$86,251	74,144	1.16	$64,648	72,174	$0.90	$42,791	70,710	$0.61

Effect of dilutive securities stock options	—	3,946		—	2,968		—	2,002

Diluted earnings per share
Income available to common stockholders including assumed

conversions	$86,251	78,090	1.10	$64,648	75,142	$0.86	$42,791	72,712	$0.59

Options to purchase 166,000, 3,138,000 and 6,108,000 shares of common stock at per share prices ranging from $38.32 to $136.86, $22.50 to $136.86 and $16.25 to $287.41, were outstanding at the end of 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period and thus were antidilutive.
(k) Foreign Currency — Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain (loss) resulting from foreign currency transactions is included in general and administrative expenses in the consolidated statements of operations and amounted to $2,700,000, ($479,000) and $1,376,000 in 2005, 2004 and 2003, respectively.
(l) Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
(m) Goodwill and Other Intangible Assets — The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company assesses its goodwill for impairment in the second quarter of its fiscal year. There was no impairment of goodwill in 2005 and 2004. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

Notes to Consolidated Financial Statements

(In thousands)

		December 31, 2005		January 1, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$53,307	29,690	40,966	20,792
Customer lists	5.0	45,642	10,514	3,700	2,240
Patents	14.0	1,556	133	1,080	109
Non-compete agreements	5.0	382	102	125	40

Total	5.14	$100,887	40,439	45,871	23,181

Amortization expense was $17,258,000, $6,679,000 and $6,592,000 for the years ended 2005, 2004 and 2003, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:
2006	$17,359
2007	13,731
2008	13,466
2009	11,740
2010	860
The changes in the carrying amount of goodwill for the 12 months ended December 31, 2005 are as follows:

Balance as of January 1, 2005	$54,600
Goodwill acquired	62,278
Foreign currency translation adjustment and other	(736)

Balance as of December 31, 2005	$116,142

At December 31, 2005 and January 1, 2005, goodwill of $111,036,000 and $50,701,000 has been allocated to the Domestic segment respectively. The 2005 and 2004 amounts of goodwill allocated to the Global segment was $5,106,000 and $3,899,000, respectively.
(n) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(o) Concentrations — Substantially all of the Company’s cash and cash equivalents and short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.
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

Notes to Consolidated Financial Statements

(p) Accounting for Stock Options — The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, ”Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method for fixed awards, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended 2005, 2004 and 2003.
(In thousands, except per share data)

	2005	2004	2003
Reported net earnings	$86,251	64,648	42,791
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(10,971)	(7,903)	(13,392)

Adjusted net earnings	75,280	56,745	29,399

Basic earnings per share:

Reported net earnings	$1.16	.90	.61
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.14)	(.11)	(.19)

Adjusted net earnings	1.02	.79	.42

Diluted earnings per share:

Reported net earnings	$1.10	.86	.59
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.14)	(.11)	(.18)

Adjusted net earnings	.96	.75	.41

Pro forma net earnings reflect only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above, because compensation cost is reflected over the options’ vesting period. Compensation expense for options granted prior to January 1, 1995 is not considered.
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payments (“SFAS No. 123(R)”) which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payments transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the effective date of SFAS 123(R). The effective date of the new standard under these new rules for the Company’s consolidated financial statements was January 1, 2006. The Company has elected to adopt the standard using the modified prospective application under the bi-nomial method and is currently assessing the impact that the Statement will have on its consolidated financial statements.

Notes to Consolidated Financial Statements

(q) Reclassifications — Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.
(r) Accounting for Variable Interest Entities — On September 27, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) as amended by FIN 46R, “Consolidation of Variable Interest Entities an Interpretation of APB No. 51.” The Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities’” or “VIEs”) and how to determine when and which business enterprises should consolidate the VIE (the “primary beneficiary”).
2 Business Acquisitions and Divestiture
During the three years ended December 31, 2005, the Company completed six acquisitions, which were accounted for under the purchase method of accounting.
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical division expanded the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in 2005. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,166,000 and $43,450,000 in intangible assets that will be amortized over five years.
The unaudited financial information in the table below summarizes the combined results of operations of Cerner Corporation and the medical business division of VitalWorks, Inc., on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s revolving line of credit had taken place at the beginning of the period presented. The pro forma financial information for the period presented includes the purchase accounting effect of amortization charges from acquired intangible assets, interest expense on the borrowing on the revolving line of credit, and the charge for the write off of acquired in process research and development of $3,941,000, net of a $2,441,000 tax benefit.

Twelve months ended
(in thousands, except per share data)	January 1, 2005

Total revenues	$997,449
Net Income	$64,578
Basic earnings per share	$.89
Diluted earnings per share	$.86
Pro forma results of operations have not been presented for any of the other five acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition.

Notes to Consolidated Financial Statements

On March 15, 2004 the Company sold the referential content portion of Zynx Health Incorporated (Zynx) for $12,000,000. The Company retained the life sciences portion of the business, which is engaged in selling life sciences data to pharmaceutical companies for use in research, and the Company retained the rights to use the Zynx content in its solutions going forward. The sale of Zynx resulted in a gain of $3,023,000, and has been included in Other Income, net in the accompanying consolidated statements of operations.
In connection with filing the Company’s 2004 income tax return, management determined that the sale of Zynx in the first quarter of 2004 resulted in a tax capital loss. This tax capital loss was carried back against capital gains previously realized resulting in tax benefits of $4,794,000. The tax benefit was not recorded in the 2004 consolidated financial statements.
The tax benefit, if properly recorded in 2004, would have increased 2004 net earnings by $4,794,000. As the impact to prior year’s annual consolidated financial statements was not material, the Company recorded this tax benefit of $4,794,000 in the third quarter of 2005 (an increase to 2005 net earnings of $0.06 per share on a diluted basis for the year ended December 31, 2005.)
A summary of the Company’s purchase acquisitions for the three years ended December 31, 2005, is included in the following table (in millions, except share amounts):

			Goodwill
Entity Name, Description of Business			(Tax			Form of
Acquired, and Reason Business Acquired	Date	Consideration	Basis)	Intangibles	Developed Technology	Consideration
Fiscal 2005 Acquisition
Bridge Medical, Inc.	7/05	$11	$5.4	$5.5	$2.9	$11 cash

Leader in point-of-care software market			($5.4)

Integrate technology into Cerner Millennium
DKE SARL (Axya Systemes)	5/05	$5.2	$1.2	$1.8	$1.5	$5.2 cash

Financial, Administrative, and Clinical Solutions in Europe			(0)

Integrate technology into Cerner Millennium
Medical Division of VitalWorks, Inc.	1/05	$100	$55.2	$35.1	$8.4	$100 cash

Physician Practice Solutions			($55.2)

Integrate technology into Cerner Millennium
Fiscal 2004 Acquisition
Project IMPACT CCM, Inc.	2/04	$.3	$.7	—	$.6	$.3 cash

ICU performance analysis and benchmarking			(0)

Integrate technology into Cerner Millennium
Gajema Software, LLC	8/04	$1.5	$.6	—	$.8	$1.5 cash

Laboratory information management and logistics			($.6)

Integrate technology into Cerner Millennium
Fiscal 2003 Acquisitions
BeyondNow Technologies, Inc	9/03	$7.5	$3.0	—	$3.2	$7.5 cash

Home care technologies			(0)

Integrate technology into Cerner Millennium
Amounts allocated to intangibles are amortized on a straight-line basis over five to seven years. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.

(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

	Bridge		Medical Division
	Medical,	Axya	of VitalWorks,	Project IMPACT	Gajema	BeyondNow
	Inc.	Systemes	Inc.	CCM,Inc.	Software	Technologies
Current Assets	1,172,000	2,680,000	11,404,000	644,000	72,000	1,977,000
Total Assets	15,802,000	7,209,000	120,175,000	1,867,000	1,551,000	8,170,000
Current Liabilities	4,748,000	2,244,000	17,064,000	1,050,000	51,000	714,000
Total Liabilities	4,783,000	2,483,000	19,877,000	1,201,000	51,000	714,000
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

(In thousands)	2005	2004

Accounts receivable, net of allowance	$216,248	185,290
Contracts receivable	100,717	96,909

Total receivables, net	$316,965	282,199

Substantially all receivables are derived from sales and related support and maintenance of the Company’s clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2005 and 2004 are amounts due from healthcare providers located in foreign countries of $32,533,000 and $33,304,000 respectively. Consolidated revenues include foreign sales of $113,314,000, $63,622,000 and $54,191,000 during 2005, 2004 and 2003, respectively. Consolidated long-lived assets at the end of 2005 and 2004 include foreign long-lived assets of $9,723,000 and $5,176,000 respectively. Revenues and long-lived assets from any one foreign country are not material.
The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At the end of 2005 and 2004 the allowance for estimated uncollectible accounts was $18,855,000 and $17,583,000, respectively.
4 Property and Equipment
A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable lives	2005	2004
Furniture and fixtures	5 — 12 yrs	$42,458	46,567
Computer and communications equipment	2 - 5 yrs	246,973	197,352
Leasehold improvements	2 – 15 yrs	69,633	61,190
Capital lease equipment	3 – 5 yrs	14,705	14,836
Land, buildings, and improvements	12 – 50 yrs	126,195	95,029
Other Equipment	5 – 20 yrs	3,310	5,551

		503,274	420,525
Less accumulated depreciation and amortization		210,666	190,085

Total property and equipment, net		$292,608	230,440

Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $49,057,000, $41,886,000, and $27,765,000 respectively.
5 Indebtedness
In November 2005, the Company completed a £65,000,000 ($112,002,000 at December 31, 2005) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (7.25% at December 31, 2005) or LIBOR (4.39% at December 31, 2005) plus 2%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 3/10% to 1/2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2007. At December 31, 2005, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks, Inc. (See Note 2 to the consolidated financial statements.) This amount has been paid in full as of December 31, 2005.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, are payable in five equal annual installments that began in April 2002. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 31, 2005.
In March 2004, the Company issued a $7,500,000 promissory note to Cedars-Sinai Medical Center of which $2,500,000 was repaid in October 2004. The balance of the note will be payable on April 30, 2007.

Notes to Consolidated Financial Statements

The Company also has capital lease obligations amounting to $5,366,000, payable over the next four years.
The aggregate maturities for the Company’s long-term debt, including capital lease obligations, is as follows (in thousands):

2006	28,743
2007	21,072
2008	14,680
2009	32,422
2010	25,750
2011 and thereafter	100,341

$223,008

The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $206,904,000 and $109,746,000 at December 31, 2005 and January 1, 2005, respectively.
6 Interest Income (Expense)
A summary of interest income and expense is as follows:

(In thousands)	2005	2004	2003

Interest income	$3,871	3,022	1,219
Interest expense	(9,729)	(9,174)	(8,236)

Interest expense, net	$(5,858)	(6,152)	(7,017)

7 Stock Options, Warrants and Equity
At the end of 2005 and 2004, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.
During fiscal year 2005, the Company had two long-term incentive plans from which it could issue grants.
Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. However, not more than 1,000,000 of such shares will be available to granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant and during a period determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 25 years.
Long-Term Incentive Plan G was approved by the Company’s shareholders on May 28, 2004. Under the 2004 Long-Term Incentive Plan G, the Company is authorized to grant to associates and directors 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. Options under Plan G are exercisable at a price not less than fair market value on the date of

Notes to Consolidated Financial Statements

grant and during a period determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 12 years.
The Company granted 15,000 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004 valued at $21.16 and vesting on May 26, 2005. The Company made additional grants of restricted stock from Plan F to members of the Board of Directors during 2005. 5,000 shares of restricted stock were granted on April 4, 2005 valued at $26.19, vesting as follows: 1,666 on February 2, 2006; 1,666 on February 2, 2007; and, 1,668 on February 2, 2008. 25,000 shares of restricted stock were granted on June 3, 2005 valued at $31.41, vesting on May 25, 2006. The Company granted 5,000 shares of restricted stock from Plan G to a member of the Board of Directors on June 3, 2005 valued at $31.41, vesting as follows: 1,666 on May 25, 2006; 1,666 on May 24, 2007; and, 1,668 on May 22, 2008. All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such date. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $780,000 and $173,000 in 2005 and 2004, respectively.
The Company has also granted 1,708,170 other non-qualified stock options over time through December 31, 2005, under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to 10 years. The Company recognized expenses related to the non-qualified stock options of $34,000 in 2003. No expense related to the non-qualified stock options was recognized in 2004 or 2005 because the options were fully vested.
A combined summary of the status of the Company’s four fixed stock option plans (Stock option Plans D and E were in effect during 2003 and 2004, no grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options at the end of 2005, 2004 and 2003, and changes during these years ended is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
Fixed options	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	14,545,148	$16.25	16,287,228	$15.19	16,161,728	$15.64
Granted	1,341,286	33.77	1,787,586	22.32	1,903,834	13.22
Exercised	(4,272,960)	15.62	(2,165,034)	11.82	(649,244)	10.35
Forfeited	(573,952)	18.18	(1,364,632)	18.03	(1,129,090)	20.58

Outstanding at end of year	11,039,522	$18.51	14,545,148	$16.25	16,287,228	$15.19

Options exercisable at year-end	4,813,058	$15.56	6,986,934	$15.72	6,479,172	$13.45

Notes to Consolidated Financial Statements

The following table summarizes information about fixed and other stock options outstanding at December 31, 2005.

	Options outstanding				Options exercisable
		Weighted-
Range of	Number	average			Number
Exercise	outstanding	remaining		Weighted-average	exercisable	Weighted-average
Prices	at 12/31/05	contractual life		exercise price	at 12/31/05	exercise price

$ 6.25-11.30	2,856,082	9.56	years	$9.06	1,393,448	$8.71
11.34-18.68	2,820,356	8.39		14.56	1,866,650	14.23
18.70-23.12	2,918,396	6.98		21.62	1,052,090	21.56
23.30-136.86	2,444,688	8.26		30.40	500,870	26.74

	11,039,522	8.29		18.51	4,813,058	15.56

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $17.86, $12.88 and $7.67 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected years until exercise	6.6	4.7	4.7
Risk-free interest rate	4.3%	4.0%	3.8%
Expected stock volatility	45.4%	67.3%	71.2%
Expected dividend yield	0%	0%	0%
For 2005, the Company incorporated an element of implied volatility in addition to its historical volatility to determine the expected stock volatility whereas in prior years the Company utilized only historical volatility for this assumption.
8 Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. All full-time USD paid associates are eligible to participate. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. Under APB No. 25 the ASPP qualifies as a non-compensatory plan and no compensation expense has been recognized. The purchase of the Company’s common stock is made through the ASPP on the open market and subsequently reissued to the associates.
9 Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All associates working 20 hours per week or more, over age 18 and not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Company’s expense for the plan amounted to $7,130,000, $5,994,000 and $5,325,000 for 2005, 2004 and 2003, respectively.
The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric

Notes to Consolidated Financial Statements

for the plan. Only participants in the Plan are eligible to receive the discretionary match contribution. For the years ended 2005, 2004 and 2003 the Company expensed $5,783,000, $5,186,000 and $0 for discretionary distributions, respectively.
10 Income Taxes
Income tax expense (benefit) for the years ended 2005, 2004 and 2003 consists of the following:

(In thousands)	2005	2004	2003
Current:
Federal	$47,499	37,524	9,808
State	7,549	6,756	1,790
Foreign	819	(1,303)	(4,484)

Total current expense	55,867	42,977	7,114

Deferred:
Federal	(2,964)	1,712	19,040
State	(2,382)	174	2,806
Foreign	(1,528)	(1,591)	(529)

Total deferred expense (benefit)	(6,874)	295	21,317

Total income tax expense	$48,993	43,272	28,431

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2005 and 2004 relate to the following:

(In thousands)	2005	2004

Deferred Tax Assets
Accrued expenses	$17,178	13,673
Separate return net operating losses	6,822	8,004
Other	3,633	3,754

Total deferred tax assets	27,633	25,431

Deferred Tax Liabilities
Software development costs	(65,885)	(61,146)
Contract and service revenues and costs	(7,433)	(13,526)
Depreciation and amortization	(17,389)	(20,825)
Other	(1,739)	(227)

Total deferred tax liabilities	(92,446)	(95,724)

Net deferred tax liability	$(64,813)	(70,293)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are expected to be deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences. At December 31, 2005, the Company has net operating loss carryforwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $17.8 million which are available to offset future Federal taxable income, if any, through 2024.
The effective income tax rates for 2005, 2004 and 2003 were 36%, 40% and 40%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:

Notes to Consolidated Financial Statements

(In thousands)	2005	2004	2003

Tax expense at statutory rates	$47,335	37,772	24,928
State income tax, net of federal benefit	4,396	3,507	2,315
Zynx tax benefit adjustment	(4,794)	1,551	395
Other, net	2,056	442	793

Total income tax expense (benefit)	$48,993	43,272	28,431

Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2005, 2004 and 2003 benefits of $30,289,000, $9,191,000 and $1,876,000, respectively, are treated as increases to additional paid-in capital.
11 Related Party Transactions
The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2005 and 2004, respectively, the Company paid an aggregate of $812,000 and $574,000 for the rental of the airplane. The airplane is used principally by Mr. Paul Black and Mr. Trace Devanny to make client visits.
12 Commitments
The Company leases space to unrelated parties in its North Kansas City headquarters complex and in other business locations under noncancelable operating leases. Included in other revenues is rental income of $583,000, $63,000 and $145,000 in 2005, 2004 and 2003, respectively.
The Company is committed under operating leases for office space and computer equipment through December 2023. Rent expense for office and warehouse space for the Company’s regional and global offices for 2005, 2004 and 2003 was $9,056,000, $6,470,000 and $5,345,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Aggregate
minimum
future
Years	payments

2006	$17,605
2007	12,418
2008	11,348
2009	7,288
2010	5,661
2011 and thereafter	29,026
13 Segment Reporting
In the fourth quarter of 2005, the Company changed its reportable segments to reflect how the chief operating decision maker currently reviews the Company’s results in terms of allocating resources and assessing performance. This change effectively presents the Company’s operating results by its two geographical operating segments, Domestic and Global. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.
Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software

Notes to Consolidated Financial Statements

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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the years ended December 31, 2005 and January 1, 2005

	Operating Segments
2005	Domestic	Global	Other	Total
Revenues	$1,046,180	$113,314	$1,290	$1,160,785

Cost of revenues	231,977	16,981	5,728	254,686
Operating expenses	209,747	47,691	508,224	765,663

Total costs and expenses	441,724	66,672	513,952	1,020,349

Operating earnings	$604,456	$48,642	$(512,662)	$140,436

	Operating Segments
2004	Domestic	Global	Other	Total
Revenues	$858,945	$63,622	$3,789	$926,356

Cost of revenues	183,266	7,809	5,273	196,348
Operating expenses	156,888	38,411	423,245	618,544

Total costs and expenses	340,154	46,220	428,518	814,892

Operating earnings	$518,791	$17,402	$(424,729)	$111,464

	Operating Segments
2003	Domestic	Global	Other	Total
Revenues	$782,434	$54,191	$2,963	$839,587

Cost of revenues	180,681	13,450	159	194,290
Operating expenses	134,177	35,814	397,209	567,200

Total costs and expenses	314,858	49,264	397,368	761,490

Operating earnings	$467,576	$4,927	$(394,405)	$78,097

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

Notes to Consolidated Financial Statements

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
15 Stock Split
On December 14, 2005 the Company’s Board of Directors announced a two-for-one stock split, payable on January 9, 2006 in the form of a one hundred percent (100%) stock dividend to stockholders of record on December 30, 2005. In connection with the stock split, a portion of the distribution of the stock dividend came from 1,502,999 treasury shares previously reflected in the consolidated balance sheets. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.
16 Quarterly Results (unaudited)
Selected quarterly financial data for 2005 and 2004 is set forth below:

Notes to Consolidated Financial Statements

(In thousands, except per share data)
				Basic	Diluted
		Earnings	Net	Earnings	Earnings
	Revenues	before income taxes	earnings	per share (5)	per share (5)
2005 quarterly results:

April 2 (1)	$262,354	20,941	12,520	.17	.16
July 2	277,815	32,889	19,803	.27	.26
October 1 (2)	294,622	36,149	26,556	.36	.34
December 31	325,814	45,265	27,372	.36	.34

Total	$1,160,785	135,244	86,251

2004 quarterly results:

April 3 (3)	$218,728	23,412	14,129	.20	.19
July 3	228,390	23,940	14,314	.20	.19
October 2 (4)	231,067	24,823	14,779	.20	.20
January 1	248,171	35,745	21,426	.29	.28

Total	$926,356	107,920	64,648

(1)	Includes a charge for the write off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for the first quarter and 2005.

(2)	Includes a tax benefit of $4.8 million relating to the carryback of a capital loss generated by the sale of Zynx Health Incorporated in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for the third quarter and 2005.

(3)	Includes a gain on the sale of Zynx Health Incorporated. The impact of this gain is a $3.0 million increase, in net earnings and increase to diluted earnings per share of $.04 for the first quarter and for 2004.

(4)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge was a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.03 for the third quarter and for 2004.

(5)	Reflects the effect of a 2-for-1 stock split distributed on January 9, 2006.

Schedule II
Cerner Corporation
Valuation and Qualifying Accounts

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended January 3, 2004

Doubtful Accounts and Sale Allowances	$9,502,000	$6,017,000	$1,331,000	$(4,794,000)	$12,056,000

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period

For Year Ended January 1, 2005

Doubtful Accounts and Sale Allowances	$12,056,000	$8,144,000	$—	$(2,617,000)	$17,583,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 31, 2005

Doubtful Accounts and Sale Allowances	$17,583,000	$5,758,000	$3,136,000	$(7,622,000)	$18,855,000

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
Under date of March 16, 2006, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Company’s 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP
Kansas City, Missouri
March 16, 2006