Form 10-Q
period 2006-04-01
CERNER CORP /MO/
filed 2006-05-11
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 77,511,729 shares of Common Stock, $.01 par value, outstanding at May 9, 2006.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2006	2005
(In thousands, except share data)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$103,890	$113,057
Short-term investments	174,929	161,230
Receivables, net	320,439	316,965
Inventory	12,297	9,585
Prepaid expenses and other	49,844	42,685
Deferred income taxes	7,338	8,109

Total current assets	668,737	651,631

Property and equipment, net	309,313	292,608
Software development costs, net	177,047	172,548
Goodwill, net	118,143	116,142
Intangible assets, net	58,842	60,448
Other assets	10,710	10,252

Total Assets	$1,342,792	$1,303,629

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,065	$65,377
Current installments of long-term debt	28,569	28,743
Deferred revenue	87,711	79,890
Accrued payroll and tax withholdings	65,939	66,002
Other accrued expenses	20,777	20,078

Total current liabilities	261,061	260,090

Long-term debt	191,555	194,265
Deferred income taxes	74,668	72,922
Deferred revenue	16,415	14,533

Minority owners’ equity interest in subsidiaries	1,286	1,286

Shareholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 77,408,788 shares issued at April 1, 2006 and 77,011,464 issued at December 31, 2005	774	770
Additional paid-in capital	341,396	325,134
Retained earnings	450,406	430,262
Accumulated other comprehensive income:
Foreign currency translation adjustment	5,231	4,367

Total shareholders’ equity	797,807	760,533

Total liabilities and shareholders’ equity	$1,342,792	$1,303,629

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	April 1,	April 2,
	2006	2005
(In thousands, except per share data)
Revenues:
System sales	$116,850	$99,942
Support, maintenance and services	195,585	156,001
Reimbursed travel	8,789	6,591

Total revenues	321,224	262,534

Costs and expenses:
Cost of System Sales	46,165	36,034
Cost of support, maintenance and services	13,064	12,783
Cost of reimbursed travel	8,789	6,591
Sales and client service	139,524	110,840
Software development	59,017	49,329
General and administrative	22,671	17,922
Write off of in-process research and development	—	6,382

Total costs and expenses	289,230	239,881

Operating earnings	31,994	22,653

Other income (expense):
Interest expense, net	(693)	(1,742)
Other income	2,125	30

Total other expense, net	1,432	(1,712)

Earnings before income taxes	33,426	20,941
Income taxes	(13,282)	(8,421)

Net earnings	20,144	12,520

Basic earnings per share	$0.26	$0.17

Basic weighted average shares outstanding	77,156	73,480

Diluted earnings per share	$0.25	$0.16

Diluted weighted average shares outstanding	81,406	76,588
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 1, 2006	April 2, 2005
(In thousands)
Cash flows from operating activities:
Net earnings	$20,144	$12,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,907	26,683
Share-based compensation expense	4,715	—
Write-off of acquired in process research and development	—	6,382
Provision for deferred income taxes	1,141	871
Tax benefit from disqualifying dispositions of stock options	4,419	—
Excess tax benefits from share based compensation	(3,080)	—

Changes in assets and liabilities, net of businesses acquired and sold:
Receivables, net	(3,591)	8,363
Inventory	(2,698)	(745)
Prepaid expenses and other	(10,684)	(3,605)
Accounts payable	(884)	(6,322)
Accrued income taxes	1,522	(1,931)
Deferred revenue	9,643	(2,000)
Other accrued liabilities	635	4,108

Total adjustments	31,044	31,804

Net cash provided by operating activities	51,189	44,324

Cash flows from investing activities:
Purchase of capital equipment	(21,187)	(11,392)
Purchase of land, buildings and improvements	(16,494)	(1,702)
Acquisition of businesses, net of cash acquired	—	(101,977)
Net purchases in short-term investments	(12,772)	—
Repayment of notes receivable	—	20
Capitalized software development costs	(15,749)	(16,510)

Net cash used in investing activities	(66,202)	(131,561)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	35,000
Repayment of revolving line of credit and long-term debt	(2,887)	(15,669)
Excess tax benefits from share based compensation	3,080	—
Proceeds from exercise of options	5,849	5,720
Associate stock purchase plan discounts	—	(205)

Net cash provided by financing activities	6,042	24,846

Effect of exchange rate changes on cash	(196)	(713)

Net decrease in cash and cash equivalents	(9,167)	(63,104)
Cash and cash equivalents at beginning of period	113,057	189,784

Cash and cash equivalents at end of period	$103,890	$126,680

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes, net of refund	$6,707	$9,757

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	—	10,158
Increase in property and equipment, net	—	1,282
Increase in goodwill and intangibles	—	105,361
Increase in deferred revenue	—	(6,954)
Increase in long term debt	—	(2,822)
Decrease in other working capital components	—	(5,048)

Total	—	101,977
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three-month period are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $21,008,000 and $11,058,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. On January 3, 2006, the Company designated a notional amount of approximately 59,700,000 GBP of its GBP-denominated long-term debt as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the USD and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net loss totaled approximately $836,000 for the three months ended April 1, 2006.
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
(2) Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and denominators of the basic and diluted per-share computations is as follows:

	Three months ended			Three months ended
	April 1, 2006			April 2, 2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$20,144	77,156	$.26	$12,520	73,480	$.17

Effect of dilutive securities:
Stock options	—	4,250		—	3,108

Diluted earnings per share:

Income available to common shareholders including assumed conversions	$20,144	81,406	$.25	$12,520	76,588	$.16

Options to purchase 551,000 and 1,214,000 shares of common stock at per share prices ranging from $33.86 to $136.86 and $25.44 to $136.86 were outstanding at the three-months ended April 1, 2006 and April 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Accounting for Share-Based Awards
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective method of adoption. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transaction with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.
The impact of adopting SFAS 123R had the following cumulative effects:

(In thousands, except per share data)
Change on income before income taxes	$4,715
Change on net earnings	2,912
Change on cash flows from operations	(3,080)
Change on cash flows from financing activities	3,080
Change on basic earnings per share	.04
Change on diluted earnings per share	.03
Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three months ended April 2, 2005.

Three months
ended
(In thousands, except per share data)	April 2, 2005
Reported net earnings	$12,520
Less: stock-based compensation expense determined under fair-value-based method for all awards	(2,045)

Pro-forma net earnings	10,475

Basic earnings per share:

Reported net earnings	$.17
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.03)

Pro-forma net earnings	.14

Diluted earnings per share:

Reported net earnings	$.16
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.02)

Pro-forma net earnings	.14

As of April 1, 2006, the Company had four fixed stock option and equity plans for associates, which are described below. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three months	Three months
	ended	Ended
	April 1, 2006	April 2, 2005
Total cost of share-based payments for the quarter	4,954,000	87,000
Amounts capitalized in software development costs	(239,000)	—

Amounts charged against earnings, before income tax benefit	4,715,000	87,000

Amount of related income tax benefit recognized in earnings	1,803,000	35,000

During the first quarter of 2006, the Company had two long-term incentive plans from which it could issue grants.
Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. However, not more than 1,000,000 of such shares will be available to granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 25 years.
Long-Term Incentive Plan G was approved by the Company’s shareholders on May 28, 2004. Under the 2004 Long-Term Incentive Plan G, the Company is authorized to grant to associates and directors 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. Options under Plan G are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 12 years.
The Company has also granted 1,708,170 other non-qualified stock options over time through April 1, 2006, under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to 10 years.
The fair value of each stock option award is estimated on the date of grant using a lattice option-pricing model for the three months ended April 1, 2006 and using the Black-Scholes option-pricing model for the three months ended April 2, 2005 based on the assumptions noted in the following table. Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. Expected volatilities under the Black-Scholes model was based entirely on historical volatility. The Company uses historical data to estimate stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of stock options granted is derived from the output of the lattice option-pricing model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors. The expected term under the Black-Scholes model was determined using the simplified method of estimating the term as allowed under Staff Accounting Bulletin 107. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the awards.

	Three months ended	Three months ended
	April 1, 2006	April 2, 2005
Expected volatility	47.7%	66.2%
Expected term (in years)	7.7 — 8.58	6.6
Risk-free rate	4.7%	4.3%
     A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock option Plans D and E were in effect during 2003 and 2004; no grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options as of April 1, 2006 and changes during the quarter ended April 1, 2006 is presented below:

	Three months ended April 1,
	2006
		Weighted-
	Number of	average	Aggregate
Fixed options	Shares	exercise price	Intrinsic Value

Outstanding at beginning of year	11,039,522	$18.51

Granted	297,200	43.58

Exercised	(395,658)	15.86

Forfeited or expired	(50,482)	23.19

Outstanding at April 1, 2006	10,890,582	$19.27	$307,064,000

Options exercisable at April 1, 2006	4,731,282	$15.46	$151,532,000
     The following table summarizes information about fixed and other stock options outstanding at April 1, 2006.

	Options outstanding				Options exercisable
		Weighted-				Weighted-
	Number	average		Weighted-	Number	average	Weighted-
Range of	outstanding	remaining		average	exercisable at	remaining	average
Exercise Prices	at 4/1/06	contractual life		exercise price	4/1/06	contractual life	exercise price

$ 6.25 — 11.78	2,824,847	9.03	years	$9.19	1,414,115		$8.77
11.81 — 19.58	2,825,528	8.16		15.09	1,962,198		14.75
19.59 — 24.60	2,825,473	6.79		22.05	1,000,729		22.18
24.68 — 136.86	2,414,734	8.50		32.70	354,240		27.08

	10,890,582	8.10		19.27	4,731,282	8.39 years	15.46

The weighted-average grant date fair value of stock options granted during the first quarter of 2006 and 2005 was $22.43 and $13.38, respectively. The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $11,554,000 and $6,014,000 respectively. The Company issues new shares to satisfy option exercises.
The Company also has an Associate Stock Purchase Plan (ASPP), which qualifies under Section 423 of the Internal Revenue Code. All full-time USD paid associates are eligible to participate. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. Previously under APB No. 25 the ASPP qualified as a non-compensatory plan and no compensation expense was recognized. Under FAS 123R, the Company expenses the entire 15% discount. The purchase of the Company’s common stock is made through the ASPP on the open market and subsequently reissued to the associates.
The Company granted 15,000 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004 valued at $21.16 and vesting on May 26, 2005. The Company made additional grants of restricted stock from Plan F to members of the Board of Directors during 2005. 5,000 shares of restricted stock were granted on April 4, 2005 valued at $26.19, vesting as follows: 1,666 on February 2, 2006; 1,666 on February 2, 2007; and, 1,668 on February 2, 2008. 25,000 shares of restricted stock were granted on June 3, 2005 valued at $31.41, vesting on May 25, 2006. The Company granted 5,000 shares of restricted stock from Plan G to a member of the Board of Directors on June 3, 2005 valued at $31.41, vesting as follows: 1,666 on May 25, 2006; 1,666 on May 24, 2007; and, 1,668 on May 22, 2008. All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vest date. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $234,000 and $87,000 in the first quarter of 2006 and 2005, respectively.
A summary of the Company’s nonvested shares as of April 1, 2006, and changes during the quarter ended April 1, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant Date
Nonvested stock	Shares	Fair Value

Outstanding at beginning of year	40,000	$30.80
Granted	—	—
Vested	(1,666)	$26.19
Forfeited	—	—

Outstanding at April 1, 2006	38,334	$31.00

As of April 1, 2006 there was $30,533,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of shares vested during the quarter ended April 1, 2006 was $81,000. No shares vested during the quarter ended April 2, 2005.
(4) Business Acquisition and Divestiture
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical business division expanded the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in 2005. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,166,000 and $43,450,000 in intangible assets that will be amortized over five years.

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

	April 1,	December 31,
(In thousands)	2006	2005

Accounts receivable	$212,458	216,248
Contracts receivable	107,981	100,717

Total receivables	$320,439	316,965

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At April 1, 2006 and December 31, 2005 the allowance for estimated uncollectible accounts was $15,754,000 and $18,855,000, respectively.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		April 1, 2006		December 31, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$56,011	31,883	53,307	29,690
Customer lists	5.0	45,677	12,750	45,642	10,514
Patents	14.0	1,664	138	1,556	133
Non-compete agreements	5.0	382	121	382	102

Total	5.14	$103,734	44,892	100,887	40,439

Aggregate amortization expense for the three months ended April 1, 2006 and April 2, 2005 was $4,453,000 and $4,303,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:
(In thousands)

For the remaining nine months:	2006	$13,801
For year ended:	2007	15,295
	2008	13,479
	2009	11,761
	2010	968

The changes in the carrying amount of goodwill for the three months ended April 1, 2006 are as follows:
(In thousands)

Balance as of December 31, 2005	$116,142
Deferred tax liabilities adjustment	1,362
Foreign currency translation adjustment	639

Balance as of April 1, 2006	$118,143

The Company recorded $1,362,000 of additional goodwill in the first quarter of 2006 to adjust the impact of accounting for deferred tax liabilities associated with intangible assets in connection with previous stock acquisitions of businesses. At the date of acquisitions, the Company did not recognize deferred tax liabilities related to the difference between the book and tax basis of certain intangible assets. The impact on net earnings related to this oversight was insignificant.
(7) Segment Reporting
In the fourth quarter of 2005, the Company changed its reportable segments to reflect how the chief operating decision maker currently reviews the Company’s results in terms of allocating resources and assessing performance. This change effectively presents the Company’s operating results by its two geographical operating segments, Domestic and Global. As a result, the prior period has been retroactively adjusted to reflect the change in reportable segments.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended April 1, 2006 and April 2, 2005.

	Operating Segments
	Domestic	Global	Other	Total
Three months ended April 1, 2006
Revenues	$277,816	$42,161	$1,247	$321,224

Cost of revenues	60,419	7,545	54	68,018
Operating expenses	57,413	20,997	142,802	221,212

Total costs and expenses	117,832	28,542	142,856	289,230

Operating earnings	$159,984	$13,619	$(141,609)	$31,994

	Operating Segments
	Domestic	Global	Other	Total
Three months ended April 2, 2005
Revenues	$238,363	$21,789	$2,381	$262,534

Cost of revenues	53,916	1,534	(43)	55,408
Operating expenses	54,128	8,560	121,786	184,473

Total costs and expenses	108,044	10,094	121,743	239,881

Operating earnings	$130,319	$11,695	$(119,362)	$22,653

(8) Stock Split
On December 14, 2005 the Company’s Board of Directors announced a two-for-one stock split, payable on January 9, 2006 in the form of a one hundred percent (100%) stock dividend to shareholders of record on December 30, 2005. In connection with the stock split, a portion of the distribution of the stock dividend came from 1,502,999 treasury shares previously reflected in the consolidated balance sheets. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented. The number of common shares issued and outstanding at December 31, 2005 previously presented in the Company’s 2005 Annual Report on Form 10-K was overstated by 1,502,999 shares. This has been corrected in the accompanying condensed consolidated balance sheet noting the correct number of common shares issued and outstanding at December 31, 2005 was 77,011,464.

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
Results Overview
The Company delivered strong levels of new business bookings, revenue, earnings and operating cash flow in the first quarter of 2006. New business bookings revenue, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), in the first quarter was $262.0 million, which is up 12% over the first quarter of 2005, and an all-time high level for bookings in the first quarter. Revenues for the first quarter of 2006 increased 22% to $321.2 million compared to $262.5 million in the year-ago quarter.
First quarter 2006 net earnings were $20.1 million, and diluted earnings per share were $0.25. First quarter 2005 net earnings were $12.5 million and diluted earnings per share were $0.16. First quarter 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced first quarter 2006 net earnings and diluted earnings per share by $2.9 million and $0.03, respectively. First quarter of 2005 included a charge for the write-off of acquired in-process research and development related to the acquisition of the medical business division of VitalWorks, Inc. This charge impacted first quarter 2005 net earnings by $3.9 million and diluted earnings per share by $0.05.
The Company had strong cash collections of receivables of $341.5 compared to $278.9 million in the first quarter of 2005 and lowered days sales outstanding to 91 days compared to 99 days in the first quarter of 2005. Operating cash flows for the first quarter of 2006 were $51.2 million compared to $44.3 million in the first quarter of 2005.
Healthcare Information Technology Market
The fundamentals of the Healthcare Information Technology (“HIT”) market remain good. The financial health of acute care hospitals remains solid, with Moody’s reporting in January 2006 that hospital upgrades beat downgrades in 2005 for the first time since 1997. Further, USA Today reported in January 2006 that hospital profit margins reached a six-year high at an average of 5.2%.
Proposed legislation that favors HIT continues to emerge. For example, in April of 2006, U.S. Senator Sam Brownback of Kansas detailed his vision for consumer-driven care. One of Senator Brownback’s core proposals is the Independent Health Record Bank Act of 2006. This legislation, if passed, would allow Americans to carry their electronic health records with them in “debit-card” fashion so any healthcare provider could access health records, plans and payment information at the point of care. Senator Brownback also introduced the Medicare Payment Rate Disclosure Act, which seeks to create transparency around medical costs. The Company views this legislation positively because of the important role information technology will play in creating a national health record bank and providing true transparency to the cost of healthcare while making it safer and more efficient.
This legislation is among almost 60 pieces of Health Information Technology legislation that have been introduced in this Congress. These bills propose facilitating HIT investments by offering incentives such as direct grants, favorable tax treatment, reduced Stark and anti-kickback rules, HIT loans, and differential reimbursement. While it is unclear exactly how the legislative process will unfold, it is evident that there is broad bipartisan support for HIT initiatives in Washington.

Results of Operations
Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005
The Company’s net earnings increased 61% to $20,144,000 in the first quarter of 2006 from $12,520,000 in the first quarter of 2005 period. First quarter 2006 net earnings included the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the first quarter of 2006 by $2,912,000, net of $1,803,000 tax benefit. First quarter of 2005 included a write-off of acquired in-process research and development related to the acquisition of the medical business division of VitalWorks, Inc. of $3,941,000, net of $2,441,000 tax benefit. Excluding these two items, net earnings increased 40% in the first quarter of 2006 compared to the first quarter of 2005.
Revenues increased 22% to $321,224,000 for the three-month period ended April 1, 2006 from $262,534,000 for the three-month period ended April 2, 2005. The revenue composition for the first quarter of 2006 was $116,850,000 in system sales, $80,286,000 in support and maintenance, $115,299,000 in services and $8,789,000 in reimbursed travel.
System sales revenues increased 17% to $116,850,000 for the three-month period ended April 1, 2006 from $99,942,000 for the corresponding period in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. The increase in system sales revenue was driven by growth in software, hardware and sub-licensed software revenue.
Support, maintenance and service revenues increased 25% to $195,585,000 during the first quarter of 2006 from $156,001,000 during the same period in 2005. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $80,286,000 and $71,226,000 for the first quarter of 2006 and 2005, respectively. Service revenues were $115,299,000 and $84,775,000 for the first quarter of 2006 and 2005, respectively. These increases were driven by an increase in the number of professional services and strong performance in delivering Cerner Millennium solutions to clients.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 36% in the first quarter of 2006 compared to the first quarter of 2005. This increase is due to strong levels of new business bookings during the past four quarters. On April 1, 2006, the Company had $1,753,620,000 in contract backlog and $430,493,000 in support and maintenance backlog, compared to $1,244,758,000 in contract backlog and $364,524,000 in support and maintenance backlog on April 2, 2005.
The cost of revenue was 21% of total revenues in the first quarter of 2006 and 2005. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 43% and 42% in the first quarter of 2006 and 2005. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $139,524,000 in the first quarter of 2006 from $110,840,000 in the same period of 2005 was primarily attributable to an increase in personnel expense and marketing related expenses. Included in sales and client service expenses in the first quarter of 2006 was $2,811,000 of expense related to share-based payment.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2006 and 2005 were $64,200,000 and $53,742,000, respectively. These amounts exclude amortization. Capitalized software costs were $15,988,000 and $16,510,000 for the first quarter of 2006 and 2005, respectively. Capitalized software costs for the first quarter of 2006 include $239,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs was $10,805,000 and $12,097,000 for the first quarter of 2006 and 2005, respectively. The increase in aggregate expenditures for software development in 2006 is due to continued development of Cerner Millennium software solutions. The decrease in amortization of capitalized software costs is due to the Company moving from multiple releases of software each year to an annual release of software. Amortization will increase at the annual release date of software, which is expected in the second half of 2006. Included in software development expenses in the first quarter of 2006 was $1,132,000 of expense related to share-based payments.
General and administrative expenses as a percent of total revenues were 7% in the first quarter of 2006 and 2005, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the first quarter of 2006 and 2005 were $22,671,000 and $17,922,000, respectively. Included in general and administrative expenses in the first quarter of 2006 was $773,000 of expense related to share-based payment. This increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $202,000 for 2006 compared to net transaction losses on foreign currency of $511,000 for 2005.
The write-off of in-process research and development in the first quarter of 2005 was an expense resulting from the acquisition of the medical business division of VitalWorks, Inc.
Net interest expense was $693,000 in the first quarter of 2006 compared to $1,742,000 in the first quarter of 2005. This decrease in net interest expense is due to an increase in the interest rate of invested funds.
Other income was $2,125,000 in the first quarter of 2006 compared to $30,000 in the first quarter of 2005. This increase is due primarily to a gain recorded related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.
The Company’s effective tax rate was 40% in the first quarter of 2006 and 2005.
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
The following table presents a summary of the operating information for the three months ended April 1, 2006 and April 2, 2005:

	Operating Segments
	Domestic	Global	Other	Total
Three months ended April 1, 2006

Revenues	$277,816	$42,161	$1,247	$321,224

Cost of revenues	60,419	7,545	54	68,018
Operating expenses	57,413	20,997	142,802	221,212

Total costs and expenses	117,832	28,542	142,856	289,230

Operating earnings	$159,984	$13,619	$(141,609)	$31,994

	Operating Segments
	Domestic	Global	Other	Total
Three months ended April 2, 2005

Revenues	$238,363	$21,789	$2,381	$262,534

Cost of revenues	53,916	1,534	(43)	55,408
Operating expenses	54,128	8,560	121,786	184,473

Total costs and expenses	108,044	10,094	121,743	239,881

Operating earnings	$130,319	$11,695	$(119,362)	$22,653

Operating earnings in the Domestic segment increased 23% for the quarter ended April 1, 2006 compared to the quarter ended April 2, 2005. Total Domestic segment revenues increased 17% in the first quarter of 2006 compared to the first quarter of 2005 driven by strong bookings growth. Cost of revenues was basically unchanged at 22% and 23% of total Domestic segment revenues for the first quarter of 2006 and 2005, respectively. Domestic segment operating expenses in the first three months of 2006 increased 9% compared to the 2005 period as a result of hiring additional associates.
Operating earnings in the Global segment increased 16% for the quarter ended April 1, 2006 compared to the quarter ended April 2, 2005. Total Global segment revenues increased 93% in the first quarter of 2006 compared to the first quarter of 2005. Revenue from the Company’s major contract in the Southern region of England accounted for $11,415,000 million of the revenue increase. Revenue growth excluding this revenue would have been 39%. The revenues from this contract did not affect operating earnings as the Company is accounting for this contract using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. In the first quarter of 2005 no revenue was recorded for this contract. Cost of revenues was 18% and 7% of total Global segment revenues for the first quarters of 2006 and 2005, respectively. Operating expenses in the 2006 period increased 145% compared to the 2005 period due to hiring personnel for the higher level of activity outside the United States.
Operating losses in Other increased 19% for the quarter ended April 1, 2006 compared to the quarter ended April 2, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 17% in the 2006 period compared to the 2005 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the first three months of 2006 compared to the first three months of 2005. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At April 1, 2006 the Company had cash and cash equivalents of $103,890,000, short-term investments of $174,929,000 and working capital of $407,676,000 compared to cash and cash equivalents of $113,057,000, short-term investments of $161,230,000 and working capital of $391,541,000 at December 31, 2005.
The Company generated cash of $51,188,000 and $44,324,000 from operations in the first quarters of 2006 and 2005, respectively. Cash flow from operations increased in the first quarter of 2006 due primarily to a stronger performance in net earnings. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first quarters of 2006 and 2005, the Company received total client cash collections of $341,510,000 and $278,900,000, respectively, of which 6.1% and 7.6% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 91 days at April 1, 2006, decreasing from 99 days at April 2, 2005. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 13% in the first quarter of 2006 compared to the first quarter of 2005, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities in the first quarter of 2006 consisted primarily of capital purchases of $37,681,000, which includes $21,187,000 of capital equipment and $16,494,000 of land, buildings and improvements. Capitalized software development costs were $15,749,000 in the first quarter of 2006. Cash used in investing activities in the first quarter of 2005 consisted primarily of the acquisition of businesses of $101,977,000 in 2005. Capitalized software development costs were $16,510,000. Capital purchases for the first quarter of 2005 were $13,094,000 which includes $11,392,000 of capital equipment and $1,702,000 of land, buildings and improvements.
The Company’s financing activities for the first quarter of 2006 consisted of proceeds from the exercise of stock options of $5,850,000 and the excess tax benefits from share based compensation of $3,080,000 and repayment of debt of $2,887,000. For the first quarter of 2005 the Company’s financing activities consisted primarily of proceeds of debt of $35,000,000, repayment of debt of $15,669,000 and of the proceeds from the exercise of stock options of $5,720,000.
The Company is currently constructing a new data center on its campus in North Kansas City at an approximate cost of $60,000,000. The construction is expected to be completed in 2007.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2006.
The effects of inflation on the Company’s business during the period discussed herein were minimal.
Forward Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subjected to infringement claims or may be infringed upon; risks associated with our global operations; recruitment and retention of key personnel; risks related to third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in the our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; trading price of our common stock may be volatile; our Board of Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
No material changes.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, cannot provide complete assurance that its disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Part II. Other Information
Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Neal L. Patterson, Chairman of the Board and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

May 11, 2006	By:	/s/ Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer