Form 10-Q
period 2006-07-01
CERNER CORP /MO/
filed 2006-08-10
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐ No ☑
There were 77,765,998 shares of Common Stock, $.01 par value, outstanding at August 8, 2006.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2006	2005
(In thousands, except share data)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$124,159	$113,057
Short-term investments	152,529	161,230
Receivables, net	331,316	316,965
Inventory	18,069	9,585
Prepaid expenses and other	50,115	42,685
Deferred income taxes	7,519	8,109

Total current assets	683,707	651,631

Property and equipment, net	321,890	292,608
Software development costs, net	182,785	172,548
Goodwill, net	119,036	116,142
Intangible assets, net	54,558	60,448
Other assets	11,299	10,252

Total Assets	$1,373,275	$1,303,629

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,632	$65,377
Current installments of long-term debt	21,407	28,743
Deferred revenue	90,419	79,890
Accrued payroll and tax withholdings	64,280	66,002
Other accrued expenses	32,329	20,078

Total current liabilities	264,067	260,090

Long-term debt	186,716	194,265
Deferred income taxes	78,778	72,922
Deferred revenue	15,413	14,533

Minority owners’ equity interest in subsidiaries	1,286	1,286

Shareholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 77,612,764 shares issued at July 1, 2006 and 77,011,464 issued at December 31, 2005	776	770
Additional paid-in capital	352,059	325,134
Retained earnings	474,279	430,262
Accumulated other comprehensive income:
Foreign currency translation adjustment	(99)	4,367

Total shareholders’ equity	827,015	760,533

Total liabilities and shareholders’ equity	$1,373,275	$1,303,629

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
(In thousands, except per share data)
Revenues:
System sales	114,364	105,200	231,214	205,142
Support, maintenance and services	206,217	164,251	401,803	320,252
Reimbursed travel	9,991	8,364	18,780	14,955

Total revenues	330,572	277,815	651,797	540,349

Costs and expenses:
Cost of system sales	40,922	41,062	87,087	77,096
Cost of support, maintenance and services	13,279	10,175	26,344	22,958
Cost of reimbursed travel	9,991	8,364	18,780	14,955
Sales and client service	141,877	114,291	281,401	225,131
Software development	60,888	48,702	119,904	98,031
General and administrative	23,702	21,013	46,373	38,935
Write off of in-process research and development	—	—	—	6,382

Total costs and expenses	290,659	243,607	579,889	483,488

Operating earnings	39,913	34,208	71,908	56,861

Other income (expense):
Interest expense, net	(478)	(1,366)	(1,171)	(3,108)
Other income	(67)	47	2,058	77

Total other income (expense), net	(545)	(1,319)	887	(3,031)

Earnings before income taxes	39,368	32,889	72,795	53,830
Income taxes	(15,495)	(13,086)	(28,778)	(21,507)

Net earnings	23,873	19,803	44,017	32,323

Basic earnings per share	$.31	$.27	$.57	$.44

Basic weighted average shares outstanding	77,524	74,314	77,340	73,894

Diluted earnings per share	$.29	$.25	$.54	$.42

Diluted weighted average shares outstanding	81,413	77,972	81,411	77,342
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 1, 2006	July 2, 2005
(In thousands)
Cash flows from operating activities:
Net earnings	$44,017	$32,323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,390	54,050
Share-based compensation expense	9,799	—
Write-off of acquired in process research and development	—	6,382
Provision for deferred income taxes	4,001	2,017
Tax benefit from disqualifying dispositions of stock options	6,081	—
Excess tax benefits from share based compensation	(3,462)	—

Changes in assets and liabilities, net of businesses acquired and sold:
Receivables, net	(12,504)	(5,307)
Inventory	(8,431)	(3,557)
Prepaid expenses and other	(11,473)	(6,195)
Accounts payable	(366)	1,554
Accrued income taxes	10,247	8,368
Deferred revenue	10,419	(8,417)
Other accrued liabilities	3,152	7,439

Total adjustments	66,853	56,334

Net cash provided by operating activities	110,870	88,657

Cash flows from investing activities:
Purchase of capital equipment	(38,359)	(29,042)
Purchase of land, buildings and improvements	(29,005)	(13,816)
Acquisition of businesses, net of cash acquired	—	(107,310)
Net purchases in short-term investments	16,977	—
Repayment of notes receivable	—	21
Capitalized software development costs	(32,190)	(32,159)

Net cash used in investing activities	(82,577)	(182,306)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	55,000
Repayment of revolving line of credit and long-term debt	(22,322)	(35,419)
Excess tax benefits from share based compensation	3,462	—
Proceeds from exercise of options	9,560	18,292
Associate stock purchase plan discounts	—	(593)

Net cash provided by (used in) financing activities	(9,300)	37,280

Effect of exchange rate changes on cash	(7,891)	(1,080)

Net increase (decrease) in cash and cash equivalents	11,102	(57,449)
Cash and cash equivalents at beginning of period	113,057	189,784

Cash and cash equivalents at end of period	$124,159	$132,335

Supplemental disclosures of cash flow information Cash paid during the period for:
Income taxes, net of refund	$8,917	$12,138
Interest	6,497	3,970
Non-cash changes resulting from acquisitions:
Increase in accounts receivable	$—	$12,055
Increase in property and equipment, net	—	2,084
Increase in goodwill and intangibles	—	110,347
Increase in deferred revenue	—	(8,038)
Increase in long term debt	—	(3,066)
Decrease in other working capital components	—	(6,072)

Total	$—	$107,310
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three-month and six-month periods are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $18,543,000 and $18,475,000 for the three months ended July 1, 2006 and July 2, 2005 and $39,551,000 and 29,533,000 for the six months ended July 1, 2006 and July 2, 2005, respectively. The Company designated a notional amount of approximately 59,700,000 GBP on January 3, 2006 and 58,000,000 GBP on April 2, 2006 of its GBP-denominated long-term debt as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the USD and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net gain and the net loss totaled approximately $57,600 and $778,400 for the three and six months ended July 1, 2006, respectively.
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

	Three months ended			Three months ended
	July 1, 2006			July 2, 2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$23,873	77,524	$.31	$19,803	74,314	$.27

Effect of dilutive securities:
Stock options	—	3,889		—	3,658

Diluted earnings per share:

Income available to common shareholders including assumed conversions	$23,873	81,413	$.29	$19,803	77,972	$.25

Options to purchase 1,163,000 and 270,000 shares of common stock at per share prices ranging from $31.41 to $136.86 and $31.08 to $136.86 were outstanding at the three-months ended July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Six months ended			Six months ended
	July 1, 2006			July 2, 2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$44,017	77,340	$.57	$32,323	73,894	$.44

Effect of dilutive securities:
Stock options	—	4,071		—	3,448

Diluted earnings per share:
Income available to common shareholders including

assumed conversions	$44,017	81,411	$.54	$32,323	77,342	$.42

Options to purchase 861,000 and 157,000 shares of common stock at per share prices ranging from $31.41 to $136.86 and $28.55 to $136.86 were outstanding at the six-months ended July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(3) Accounting for Share-Based Awards
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective method of adoption. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.
The impact of adopting SFAS 123R had the following cumulative effects:

	Three months ended	Six months ended
(In thousands, except per share data)	July 1, 2006	July 1, 2006

Change on income before income taxes	$5,084	9,799
Change on net earnings	3,139	6,054
Change on cash flows from operations	(382)	(3,462)
Change on cash flows from financing activities	382	3,462
Change on basic earnings per share	.04	.08
Change on diluted earnings per share	.04	.07
Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and six months ended July 2, 2005.

	Three months ended	Six months ended
(In thousands, except per share data)	July 2, 2005	July 2, 2005

Reported net earnings	$19,803	32,323
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(2,862)	(4,900)

Pro-forma net earnings	16,941	27,423

Basic earnings per share:

Reported net earnings	$.27	.44
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.04)	(.07)

Pro-forma net earnings	.23	.37

Diluted earnings per share:

Reported net earnings	$.25	.42
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.03)	(.07)

Pro-forma net earnings	.22	.35

As of July 1, 2006, the Company had four fixed stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three months	Three months
	ended	ended
	July 1, 2006	July 2, 2005

Total cost of share-based payments for the period	$5,366,000	154,000
Amounts capitalized in software development costs	(282,000)	—

Amounts charged against earnings, before income tax benefit	5,084,000	154,000

Amount of related income tax benefit recognized in earnings	$1,945,000	61,000

	Six months	Six months
	ended	ended
	July 1, 2006	July 2, 2005

Total cost of share-based payments for the period	$10,320,000	241,000
Amounts capitalized in software development costs	(521,000)	—

Amounts charged against earnings, before income tax benefit	9,799,000	241,000

Amount of related income tax benefit recognized in earnings	$3,745,000	96,000

During 2006, the Company had two long-term incentive plans from which it could issue grants.
Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards, under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash. However, not more than 1,000,000 of such shares will be available for granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 25 years.
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
The Company has also granted 1,708,170 other non-qualified stock options over time through July 1, 2006, under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to 10 years.
The fair value of each stock option award is estimated on the date of grant using a lattice option-pricing model for the six months ended July 1, 2006 and using the Black-Scholes option-pricing model for the six months ended July 1, 2005 based on the assumptions noted in the following table. Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. Expected volatilities under the Black-Scholes model was based entirely on historical volatility. The Company uses historical data to estimate stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of stock options granted is derived from the output of the lattice option-pricing model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors. The expected term under the Black-Scholes model was determined using the simplified method of estimating the term as described in Staff Accounting Bulletin 107. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the awards.

	Six months ended	Six months ended
	July 1, 2006	July 2, 2005
Expected volatility	47.3%	65.1%
Expected term (in years)	8.2 – 8.8	6.6
Risk-free rate	5.1%	3.9%
A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock option Plans D and E were in effect during 2003 and 2004; no grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options as of July 1, 2006 and changes during the six months ended July 1, 2006 are presented below:

	Six months ended July 1, 2006
		Weighted-
	Number of	average	Aggregate
Fixed options	Shares	exercise price	Intrinsic Value

Outstanding at beginning of year	11,039,522	$18.51

Granted	827,450	41.82

Exercised	(572,971)	16.06

Forfeited or expired	(162,200)	23.71

Outstanding at July 1, 2006	11,131,801	$20.29	$193,379,000

Options exercisable at July 1, 2006	5,504,173	$15.90	$117,416,000
The following table summarizes information about fixed and other stock options outstanding at July 1, 2006.

Options outstanding					Options exercisable
		Weighted-				Weighted-
	Number	average		Weighted-	Number	average	Weighted-
Range of	outstanding	remaining		average	exercisable at	remaining	average
Exercise Prices	at 7/1/06	contractual life		exercise price	7/1/06	contractual life	exercise price

$6.25 – 12.00	3,123,946	8.41	Years	$9.51	1,917,276		$9.49
12.16 – 20.99	3,184,988	8.06		16.88	2,057,948		16.23
21.00 – 27.72	2,800,969	6.40		23.70	1,515,295		23.31
28.00 – 136.86	2,021,898	9.29		37.62	13,654		45.50

	11,131,801	7.96		20.29	5,504,173	7.96 years	15.90

The weighted-average grant date fair value of stock options granted during the first six months of 2006 and 2005 was $21.74 and $16.36, respectively. The total intrinsic value of stock options exercised during the first six months of 2006 and 2005 was $15,899,000 and $23,961,000 respectively. The Company issues new shares to satisfy option exercises.
The Company also has an Associate Stock Purchase Plan (ASPP), which qualifies under Section 423 of the Internal Revenue Code. All full-time USD paid associates are eligible to participate. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. Previously under APB No. 25, the ASPP qualified as a non-compensatory plan and no compensation expense was recognized. Under FAS 123R, the Company expenses the entire 15% discount. The purchase of the Company’s common stock is made through the ASPP on the open market and subsequently reissued to the associates.
The Company granted 15,000 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004 valued at $21.16 and vesting on May 26, 2005. The Company made additional grants of restricted stock from Plan F to members of the Board of Directors during 2005. 5,000 shares of restricted stock were granted on April 4, 2005 valued at $26.19, vesting as follows: 1,666 on February 2, 2006; 1,666 on February 2, 2007; and, 1,668 on February 2, 2008. 25,000 shares of restricted stock were granted on June 3, 2005 valued at $31.41, vesting on May 25, 2006. The Company granted 5,000 shares of restricted stock from Plan G to a member of the Board of Directors on June 3, 2005 valued at $31.41, vesting as follows: 1,666 on May 25, 2006; 1,666 on May 24, 2007; and, 1,668 on May 22, 2008. The Company granted 5,000 shares of restricted stock from Plan F to an employee on June 13, 2005 valued at $31.79. To date in 2006, the Company has granted: 15,000 shares of restricted stock from Plan F to members of the Board of Directors on May 26, 2006 valued at $36.61 and vesting on May 24, 2007 and 6,000 shares of restricted stock from Plan F to members of the Board of Directors on July 25, 2006 valued at $38.75 and vesting on May 24, 2007. All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vest date or in the case of an employee provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $206,000 and $154,000 in the second quarter of 2006 and 2005, respectively. The Company recognized expenses related to the restricted stock of $440,000 and $241,000 in the first six months of 2006 and 2005, respectively.
A summary of the Company’s nonvested shares as of July 1, 2006, and changes during the six months ended July 1, 2006, is presented below:

		Weighted-Average
	Number of	Grant Date
Nonvested stock	Shares	Fair Value

Outstanding at January 1, 2006	40,000	$30.80
Granted	15,000	$36.61
Vested	(28,332)	$31.41
Forfeited	—	—

Outstanding at July 1, 2006	26,668	$33.75

As of July 1, 2006 there was $37,286,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.81 years. The total fair value of shares vested during the six-months ended July 1, 2006 was $1,031,000. The total fair value of shares vested during the six-months ended July 2, 2005 was $494,000.
(4) Business Acquisition and Divestiture
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consisted of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical business division expanded the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in 2005. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,166,000 and $43,450,000 in intangible assets that will be amortized over five years.

(5) Receivables
Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized under the percentage-of–completion method are recorded as deferred revenue. A summary of receivables is as follows:

	July 1,	December 31,
(In thousands)	2006	2005

Accounts receivable	$219,770	216,248
Contracts receivable	111,546	100,717

Total receivables	$331,316	316,965

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At July 1, 2006 and December 31, 2005 the allowance for estimated uncollectible accounts was $15,748,000 and $18,855,000, respectively.
During the first six months of 2006 and 2005, the Company received total client cash collections of $696,200,000 and $556,500,000, respectively, of which $46,755,000 and $37,987,000 were received from third party arrangements with non-recourse payment assignments.
(6) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company’s 2006 review of goodwill was completed in the second quarter of 2006 and indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

		July 1, 2006		December 31, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$55,981	34,230	53,307	29,690
Customer lists	5.0	45,766	15,002	45,642	10,514
Patents	14.0	1,943	144	1,556	133
Non-compete agreements	5.0	386	142	382	102

Total	5.17	$104,076	49,518	100,887	40,439

Aggregate amortization expense for the six months ended July 1, 2006 and July 2, 2005 was $9,079,000 and $8,118,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For the remaining six months:	2006	$8,702
For year ended:	2007	14,596
	2008	13,513
	2009	11,794
	2010	973

The changes in the carrying amount of goodwill for the six months ended July 1, 2006 are as follows:

(In thousands)
Balance as of December 31, 2005	$116,142
Deferred tax liabilities adjustment	1,362
Foreign currency translation adjustment and other	1,532

Balance as of July 1, 2006	$119,036

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
(7) Segment Reporting
In the fourth quarter of 2005, the Company changed its reportable segments to reflect how the chief operating decision maker currently reviews the Company’s results in terms of allocating resources and assessing performance. This change effectively presents the Company’s operating results by its two geographical operating segments, Domestic and Global. As a result, prior periods have been retroactively adjusted to reflect the change in reportable segments.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended July 1, 2006 and July 2, 2005.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 1, 2006

Revenues	$279,985	$49,213	$1,374	$330,572

Cost of revenues	54,477	9,713	2	64,192
Operating expenses	76,008	25,233	125,226	226,467

Total costs and expenses	130,485	34,946	125,228	290,659

Operating earnings	$149,500	$14,267	$(123,854)	$39,913

	Operating Segments
	Domestic	Global	Other	Total
Three months ended July 2, 2005

Revenues	$246,173	$32,057	$(415)	$277,815

Cost of revenues	54,945	5,065	(409)	59,601
Operating expenses	70,425	9,351	104,230	184,006

Total costs and expenses	125,370	14,416	103,821	243,607

Operating earnings	$120,803	$17,641	$(104,236)	$34,208

	Operating Segments
	Domestic	Global	Other	Total
Six months ended July 1, 2006

Revenues	$557,795	$91,379	$2,623	$651,797

Cost of revenues	114,896	17,257	58	132,211
Operating expenses	153,276	45,826	248,576	447,678

Total costs and expenses	268,172	63,083	248,634	579,889

Operating earnings	$289,623	$28,296	$(246,011)	$71,908

	Operating Segments
	Domestic	Global	Other	Total
Six months ended July 2, 2005

Revenues	$484,498	$53,885	$1,966	$540,349

Cost of revenues	108,652	6,808	(451)	115,009
Operating expenses	137,849	17,930	212,700	368,479

Total costs and expenses	246,501	24,738	212,249	483,488

Operating earnings	$237,997	$29,147	$(210,283)	$56,861

(8) Stock Split
On December 14, 2005, the Company’s Board of Directors announced a two-for-one stock split, payable on January 9, 2006 in the form of a one hundred percent (100%) stock dividend to shareholders of record on December 30, 2005. In connection with the stock split, a portion of the distribution of the stock dividend came from 1,502,999 treasury shares previously reflected in the consolidated balance sheets. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented. The number of common shares issued and outstanding at December 31, 2005 previously presented in the Company’s 2005 Annual Report on Form 10-K was overstated by 1,502,999 shares. This has been corrected in the accompanying condensed consolidated balance sheet noting the correct number of common shares issued and outstanding at December 31, 2005 was 77,011,464.

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
Results Overview
The Company delivered strong levels of new business bookings, revenue, earnings and operating cash flow in the second quarter of 2006. New business bookings, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), in the second quarter were $311.9 million, which is up 10% over the second quarter of 2005 and an all-time high level for bookings in the second quarter. Revenues for the second quarter of 2006 increased 19% to $330.6 million compared to $277.8 million in the year-ago quarter.
Second quarter 2006 net earnings were $23.9 million, and diluted earnings per share were $0.29. Second quarter 2005 net earnings were $19.8 million and diluted earnings per share were $0.25. Second quarter 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced second quarter 2006 net earnings and diluted earnings per share by $3.1 million and $0.04, respectively.
The Company had strong cash collections of receivables of $354.7 million in the second quarter of 2006 compared to $277.6 million in the second quarter of 2005 and lowered days sales outstanding to 91 days compared to 98 days in the second quarter of 2005. Operating cash flows for the second quarter of 2006 were $59.7 million compared to $44.3 million in the second quarter of 2005.
Healthcare Information Technology Market
The market environment for Healthcare Information Technology (“HIT”) remains healthy. The financial condition of acute care hospitals remains solid, and a recent report by Fitch Ratings (“Fitch”) gives hospitals increased support for making investments in HIT. In a May 2006 report, Fitch concluded that investment in capital related to quality and patient safety will be a differentiating factor in credit quality going forward. Fitch also believes that the Center for Medicare and Medicaid Services (CMS) will move to a reimbursement system driven by quality and patient safety outcomes, which highlights the need for systems that cannot only report on these key metrics, but also guide clinicians toward providing the safest possible care. A report by Moody’s in 2005 came to similar conclusions as the Fitch report, providing another example of a rating agency acknowledging the importance of strategic HIT investments.
The week of June 5th was National HIT Week and it highlighted a variety of advocacy efforts currently underway in Washington. Representatives Paul Ryan of Wisconsin and Dennis Moore of Kansas introduced the Independent Health Record Bank Act in the House. This bill is the companion bill to the legislation introduced by Senator Brownback earlier that same week, which will allow Americans to carry their electronic health records with them in “debit-card” fashion connected to a lifetime patient account. This account would then be available to provide access to critical health record and payment information where it is needed most, at the point of care. This bipartisan legislation was a positive capstone to the National HIT Week, and is supportive of the Company’s strategic initiatives.

Results of Operations
Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005
The Company’s net earnings increased 21% to $23,873,000 for the three-month period ended July 1, 2006 from $19,803,000 for the three-month period ended July 2, 2005. Second quarter 2006 net earnings included the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the second quarter of 2006 by $3,139,000, net of $1,945,000 tax benefit.
Revenues increased 19% to $330,572,000 for the three-month period ended July 1, 2006 from $277,815,000 for the three-month period ended July 2, 2005. The revenue composition for the second quarter of 2006 was $114,364,000 in system sales, $84,031,000 in support and maintenance, $122,186,000 in services and $9,991,000 in reimbursed travel.
System sales revenues increased 9% to $114,364,000 for the three-month period ended July 1, 2006 from $105,200,000 for the corresponding period in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. The increase in system sales revenue was driven by strong growth in software revenue that offset a decline in hardware revenue.
Support, maintenance and service revenues increased 26% to $206,217,000 during the second quarter of 2006 from $164,251,000 during the same period in 2005. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $84,031,000 and $73,129,000 for the second quarter of 2006 and 2005, respectively. Service revenues were $122,186,000 and $91,122,000 for the second quarter of 2006 and 2005, respectively. These increases were driven by an increase in the number of professional services associates and strong performance in delivering Cerner Millennium solutions to clients.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 37% in the second quarter of 2006 compared to the second quarter of 2005. This increase is due to strong levels of new business bookings during the past four quarters. On July 1, 2006, the Company had $1,829,010,000 in contract backlog and $440,381,000 in support and maintenance backlog, compared to $1,336,143,000 in contract backlog and $379,994,000 in support and maintenance backlog on July 2, 2005.
The cost of revenue was 19% and 21% of total revenues in the second quarter of 2006 and 2005. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The year-over-year decrease in cost of revenue was due to a lower level of hardware revenue in the second quarter of 2006 compared to the second quarter of 2005.
Sales and client service expenses as a percent of total revenues were 43% and 41% in the second quarter of 2006 and 2005. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $141,877,000 in the second quarter of 2006 from $114,291,000 in the same period of 2005 was primarily attributable to an increase in personnel expense and marketing related expenses as well as $3,073,000 of expense related to share-based payment in the second quarter of 2006.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the second quarter of 2006 and 2005 were $66,514,000 and $52,260,000, respectively. These amounts exclude amortization. Capitalized software costs were $16,441,000 and $15,649,000 for the second quarter of 2006 and 2005, respectively. Capitalized software costs for the second quarter of 2006 include

$282,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs was $10,815,000 and $12,091,000 for the second quarter of 2006 and 2005, respectively. The increase in aggregate expenditures for software development in 2006 is due to continued development of Cerner Millennium software solutions. The decrease in amortization of capitalized software costs is due to the Company moving from multiple releases of software each year to an annual release of software. Amortization will increase at the annual release date of software, which is expected in the fourth quarter of 2006. Included in software development expenses in the second quarter of 2006 was $1,097,000 of expense related to share-based payments.
General and administrative expenses as a percent of total revenues were 7% and 8% in the second quarter of 2006 and 2005, respectively. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the second quarter of 2006 and 2005 were $23,702,000 and $21,013,000, respectively. Included in general and administrative expenses in the second quarter of 2006 was $914,000 of expense related to share-based payment. This increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $772,000 for 2006 compared to net transaction losses on foreign currency of $644,000 for 2005.
Net interest expense was $478,000 in the second quarter of 2006 compared to $1,366,000 in the second quarter of 2005. This decrease in net interest expense is due to an increase in the interest rate of invested funds.
The Company’s effective tax rate was 39% and 40%, respectively in the second quarter of 2006 and 2005.
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
The following table presents a summary of the operating information for the three months ended July 1, 2006 and July 2, 2005:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 1, 2006

Revenues	$279,985	$49,213	$1,374	$330,572

Cost of revenues	54,477	9,713	2	64,192
Operating expenses	76,008	25,233	125,226	226,467

Total costs and expenses	130,485	34,946	125,228	290,659

Operating earnings	$149,500	$14,267	$(123,854)	$39,913

	Operating Segments
	Domestic	Global	Other	Total
Three months ended July 2, 2005

Revenues	$246,173	$32,057	$(415)	$277,815

Cost of revenues	54,945	5,065	(409)	59,601
Operating expenses	70,425	9,351	104,230	184,006

Total costs and expenses	125,370	14,416	103,821	243,607

Operating earnings	$120,803	$17,641	$(104,236)	$34,208

Operating earnings in the Domestic segment increased 24% for the quarter ended July 1, 2006 compared to the quarter ended July 2, 2005. Total Domestic segment revenues increased 14% in the second quarter of 2006 compared to the second quarter of 2005 driven by strong bookings growth. Cost of revenues was 19% and 22% of total Domestic segment revenues for the second quarter of 2006 and 2005, respectively. The decrease in cost of revenues was driven primarily by a decline in hardware revenue in the 2006 quarter compared to the 2005 quarter. Domestic segment operating expenses in the three months ended July 1, 2006 increased 8% compared to the 2005 period.
Operating earnings in the Global segment decreased 19% for the quarter ended July 1, 2006 compared to the quarter ended July 2, 2005. Total Global segment revenues increased 54% in the second quarter of 2006 compared to the second quarter of 2005. Revenue from the Company’s major contract in the Southern region of England accounted for approximately $15,000,000 million of the revenue increase. The revenues from this contract did not change operating earnings as the Company is accounting for this contract using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Cost of revenues was 20% and 16% of total Global segment revenues for the second quarters of 2006 and 2005, respectively. Operating expenses in the 2006 period increased 170% compared to the 2005 period due to hiring personnel and increased presence for the higher level of activity outside the United States.
Operating losses in Other increased 19% for the quarter ended July 1, 2006 compared to the quarter ended July 2, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 20% in the 2006 period compared to the 2005 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation for the three months ended July 1, 2006 compared to the three months ended July 2, 2005.
Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005
The Company’s net earnings increased 36% to $44,017,000 for the six-month period ended July 1, 2006 from $32,323,000 for the six-month period ended July 2, 2005. The first six months of 2006 net earnings included the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the 2006 period by $6,054,000, net of $3,745,000 tax benefit. Net earnings for the six-month period ended July 2, 2005 included a write off of acquired in-process research and development for $3,941,000, net of a $2,441,000 tax benefit.
Revenues increased 21% to $651,797,000 for the six-month period ended July 1, 2006 from $540,349,000 for the six-month period ended July 2, 2005. The revenue composition for the six-months ended July 1, 2006 was $231,214,000 in system sales, $164,317,000 in support and maintenance, $237,486,000 in services and $18,780,000 in reimbursed travel.
System sales revenues increased 13% to $231,214,000 for the six-month period ended July 1, 2006 from $205,142,000 for the corresponding period in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. The increase in system sales revenue was driven by growth in software, hardware and sub-licensed software revenue.
Support, maintenance and service revenues increased 25% to $401,803,000 during the first six months of 2006 from $320,252,000 during the same period in 2005. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $164,317,000 and $144,355,000 for the first six months of 2006 and 2005, respectively. Service revenues were $237,486,000 and $175,897,000 for the first six months of 2006 and 2005, respectively. These increases were driven by an increase in the number of professional services associates and strong performance in delivering Cerner Millennium solutions to clients.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 37% in the second quarter of 2006 compared to the second quarter of 2005. This increase is due to strong levels of new business bookings during the past four quarters. On July 1, 2006, the Company had $1,829,010,000 in contract backlog and $440,381,000 in support and maintenance backlog, compared to $1,336,143,000 in contract backlog and $379,994,000 in support and maintenance backlog on July 2, 2005.

The cost of revenue was 20% and 21% of total revenues in the first six months of 2006 and 2005. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 43% and 42% in the first six months of 2006 and 2005. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $281,401,000 in the 2006 period from $225,131,000 in the 2005 period was primarily attributable to an increase in personnel expense and marketing related expenses as well as $5,884,000 of expense related to share-based payment in the 2006 period.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the six months of 2006 and 2005 were $130,474,000 and $105,901,000, respectively. These amounts exclude amortization. Capitalized software costs were $32,190,000 and $32,159,000 for the first six months of 2006 and 2005, respectively. Capitalized software costs for the six months ended July 1, 2006 include $521,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs was $21,620,000 and $24,289,000 for the first six months of 2006 and 2005, respectively. The increase in aggregate expenditures for software development in 2006 is due to continued development of Cerner Millennium software solutions. The decrease in amortization of capitalized software costs is due to the Company moving from multiple releases of software each year to an annual release of software. Amortization will increase at the annual release date of software, which is expected in the second half of 2006. Included in software development expenses in the second quarter of 2006 was $2,228,000 of expense related to share-based payments.
General and administrative expenses as a percent of total revenues were 7% for the first six months of 2006 and 2005. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the first six months of 2006 and 2005 were $46,373,000 and $38,935,000, respectively. Included in general and administrative expenses for the six months ended July 1, 2006 was $1,687,000 of expense related to share-based payment. This increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $974,000 for in the first six months of 2006 compared to net transaction losses on foreign currency of $1,155,000 for 2005.
The write-off of in-process research and development in the first quarter of 2005 was an expense resulting from the acquisition of the medical business division of VitalWorks, Inc.
Net interest expense was $1,171,000 in the first six months of 2006 compared to $3,108,000 in the first six months of 2005. This decrease in net interest expense is due to an increase in the interest rate of invested funds.
Other income was $2,058,000 in the first six months of 2006 compared to $77,000 in the first six months of 2005. This increase is due primarily to a gain recorded in the first quarter of 2006 related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.

The Company’s effective tax rate was 39% and 40%, respectively in the six-month period of 2006 and 2005.
Operations by Segment

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended July 1, 2006

Revenues	$557,795	$91,379	$2,623	$651,797

Cost of revenues	114,896	17,257	58	132,211
Operating expenses	153,276	45,826	248,576	447,678

Total costs and expenses	268,172	63,083	248,634	579,889

Operating earnings	$289,623	$28,296	$(246,011)	$71,908

	Operating Segments
	Domestic	Global	Other	Total
Six months ended July 2, 2005

Revenues	$484,498	$53,885	$1,966	$540,349

Cost of revenues	108,652	6,808	(451)	115,009
Operating expenses	137,849	17,930	212,700	368,479

Total costs and expenses	246,501	24,738	212,249	483,488

Operating earnings	$237,997	$29,147	$(210,283)	$56,861

Operating earnings in the Domestic segment increased 22% for the six months ended July 1, 2006 compared to the six months ended July 2, 2005, due primarily to the increased growth in revenues. Total Domestic segment revenues increased 15% in the 2006 period compared to the 2005 period driven by strong bookings growth. Cost of revenues were 21% and 22% of total Domestic segment revenues for the first six months of 2006 and 2005, respectively. Domestic segment operating expenses in the six months ended July 1, 2006 increased 11% compared to the 2005 period.
Operating earnings in the Global segment decreased 3% for the six months ended July 1, 2006 compared to the six months ended July 2, 2005. Total Global segment revenues increased 70% in the first six months of 2006 compared to the first six months of 2005. Revenue from the Company’s major contract in the Southern region of England accounted for approximately $26,000,000 million of the revenue increase. The revenues from this contract did not change operating earnings as the Company is accounting for this contract using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Cost of revenues was 19% and 13% of total Global segment revenues for the first six months of 2006 and 2005, respectively. Operating expenses in the 2006 period increased 156% compared to the 2005 period due to hiring personnel for the higher level of activity outside the United States.
Operating losses in Other increased 17% for the six months ended July 1, 2006 compared to the six months ended July 2, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 17% in the 2006 period compared to the 2005 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation for the six months ended July 1, 2006 compared to the six months ended July 2, 2005. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.

Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At July 1, 2006 the Company had cash and cash equivalents of $124,159,000, short-term investments of $152,529,000 and working capital of $419,640,000.
The Company generated cash of $110,870,000 and $88,657,000 from operations in the first six months of 2006 and 2005, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first six months of 2006 and 2005, the Company received total client cash collections of $696,200,000 and $556,500,000, respectively, of which 6.7% and 6.8% were received from third party financing arrangements with non-recourse payment assignments. Days sales outstanding were 91 days at July 1, 2006, decreasing from 98 days at July 2, 2005. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 15% and 14% in the three-month and six month periods of 2006 compared to the three-month and six-month periods of 2005, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities in the first six months of 2006 consisted primarily of capital purchases of $67,364,000, which includes $38,359,000 of capital equipment and $29,005,000 of land, buildings and improvements. Capitalized software development costs were $32,190,000 in the 2006 period. Cash used in investing activities in the first six months of 2005 consisted primarily of the acquisition of businesses of $107,310,000, capitalized software development costs were $32,159,000, capital purchases of $42,858,000 which includes $29,042,000 of capital equipment and $13,816,000 of land, buildings and improvements.
The Company’s financing activities for the 2006 period consisted of proceeds from the exercise of stock options of $9,560,000 and the excess tax benefits from share based compensation of $3,462,000 and repayment of debt of $22,322,000. For the 2005 period the Company’s financing activities consisted primarily of proceeds of debt of $55,000,000, repayment of debt of $35,419,000 and of the proceeds from the exercise of stock options of $18,292,000.
The Company is currently constructing a new data center on its campus in North Kansas City at an approximate cost of $60,000,000 of which approximately $7,500,000 has been spent as of July 1, 2006. The construction is expected to be completed in 2007.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2006.
The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to recognize in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of adoption of FIN 48 on its results of operations and its financial position and will be required to adopt FIN 48 as of the first day of the 2007 fiscal year.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders meeting held on May 26, 2006, Clifford W. Illig and William B. Neaves, Ph.D. were re-elected as Class II directors. Gerald E. Bisbee, Jr., Ph.D., John C. Danforth, Nancy-Ann DeParle, Michael E. Herman, Neal L. Patterson and William D. Zollars continued as directors after the meeting. At the shareholders meeting, the Cerner Corporation Performance-based Compensation Plan was re-approved and the appointment of KPMG LLP as independent registered public accounting firm of the Company for 2006 was ratified.

	For	Withheld

Clifford W. Illig	71,234,465	2,885,988
William B. Neaves, Ph.D.	72,954,530	1,165,923

				Broker
	For	Against	Abstain	Non-Votes

Performance-based Compensation Plan	59,315,348	2,046,706	519,323	12,239,076

	For	Against	Abstain

KPMG LLP	71,774,468	1,947,811	398,174

Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302.

31.2	Certification of Chief Financial Officer pursuant to Section 302.

32.1	Certification of Chief Executive Officer pursuant to Section 906.

32.2	Certification of Chief Financial Officer pursuant to Section 906.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
August 10, 2006	By:	/s/ Marc G. Naughton
Date	Marc G. Naughton
Chief Financial Officer