Form 10-Q
period 2006-09-30
CERNER CORP /MO/
filed 2006-11-09
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
There were 78,138,892 shares of Common Stock, $.01 par value, outstanding at October 28, 2006.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$139,363	$113,057
Short-term investments	148,080	161,230
Receivables, net	351,616	316,965
Inventory	18,108	9,585
Prepaid expenses and other	51,341	42,685
Deferred income taxes	7,832	8,109

Total current assets	716,340	651,631

Property and equipment, net	331,785	292,608
Software development costs, net	186,758	172,548
Goodwill, net	127,576	116,142
Intangible assets, net	56,574	60,448
Other assets	13,933	10,252

Total Assets	$1,432,966	$1,303,629

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$54,720	$65,377
Current installments of long-term debt	19,285	28,743
Deferred revenue	89,561	79,890
Accrued payroll and tax withholdings	74,138	66,002
Other accrued expenses	43,596	20,078

Total current liabilities	281,300	260,090

Long-term debt	190,343	194,265
Deferred income taxes	73,359	72,922
Deferred revenue	16,188	14,533

Minority owners’ equity interest in subsidiaries	1,286	1,286

Shareholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 78,081,321 shares issued at September 30, 2006 and 77,011,464 issued at December 31, 2005	781	770
Additional paid-in capital	368,160	325,134
Retained earnings	501,007	430,262
Accumulated other comprehensive income:
Foreign currency translation adjustment	542	4,367

Total shareholders’ equity	870,490	760,533

Total liabilities and shareholders’ equity	$1,432,966	$1,303,629

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30,	October 1,	Sept 30,	October 1,
(In thousands, except per share data)	2006	2005	2006	2005
Revenues:
System sales	125,180	110,173	356,394	315,315
Support, maintenance and services	210,265	175,208	612,068	495,460
Reimbursed travel	10,007	9,241	28,787	24,196

Total revenues	345,452	294,622	997,249	834,971

Costs and expenses:
Cost of system sales	47,213	41,676	134,300	118,772
Cost of support, maintenance and services	12,583	14,388	38,927	37,346
Cost of reimbursed travel	10,007	9,241	28,787	24,196
Sales and client service	144,198	117,010	425,599	342,141
Software development	62,160	53,968	182,064	151,999
General and administrative	25,414	21,142	71,788	60,077
Write off of in-process research and development	—	—	—	6,382

Total expenses	301,575	257,425	881,465	740,913

Operating earnings	43,877	37,197	115,784	94,058

Other income (expense):
Interest expense, net	(13)	(1,358)	(1,184)	(4,466)
Other income	(33)	310	2,026	387

Total other income (expense), net	(46)	(1,048)	842	(4,079)

Earnings before income taxes	43,831	36,149	116,626	89,979
Income taxes	(17,103)	(9,593)	(45,881)	(31,100)

Net earnings	26,728	26,556	70,745	58,879

Basic earnings per share	$.34	$.35	$.91	$.79

Basic weighted average shares outstanding	77,844	75,778	77,508	74,108

Diluted earnings per share	$.33	$.33	$.87	$.76

Diluted weighted average shares outstanding	81,796	79,794	81,536	77,880
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(In thousands)	Sept 30, 2006	October 1, 2005
Cash flows from operating activities:
Net earnings	$70,745	$58,879
Adjustments to reconcile net earnings to
Net cash provided by operating activities:
Depreciation and amortization	89,087	83,065
Share-based compensation expense	14,487	—
Write-off of acquired in process research and development	—	6,382
Provision for deferred income taxes	714	2,311
Tax benefit from disqualifying dispositions of stock options	8,905	—
Excess tax benefits from share based compensation	(4,276)	—

Changes in assets and liabilities, net of businesses acquired and sold:
Receivables, net	(32,008)	(22,785)
Inventory	(8,479)	(1,059)
Prepaid expenses and other	(16,877)	(25,291)
Accounts payable	(935)	6,453
Accrued income taxes	18,151	16,419
Deferred revenue	10,056	(511)
Other accrued liabilities	14,207	11,725

Total adjustments	93,032	76,709

Net cash provided by operating activities	163,777	135,588

Cash flows from investing activities:
Purchase of capital equipment	(50,556)	(49,021)
Purchase of land, buildings and improvements	(41,888)	(15,518)
Acquisition of businesses, net of cash acquired	(13,736)	(118,854)
Net purchases in short-term investments	22,722	—
Repayment of notes receivable	—	54
Capitalized software development costs	(46,962)	(47,343)

Net cash used in investing activities	(130,420)	(230,682)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	70,000
Repayment of revolving line of credit and long-term debt	(23,172)	(71,209)
Proceeds from third party warrants	1,010	—
Excess tax benefits from share based compensation	4,276	—
Proceeds from exercise of options	16,942	43,575
Associate stock purchase plan discounts	—	(802)

Net cash provided by (used in) financing activities	(944)	41,564

Effect of exchange rate changes on cash	(6,107)	(2,065)

Net increase (decrease) in cash and cash equivalents	26,306	(55,595)
Cash and cash equivalents at beginning of period	113,057	189,784

Cash and cash equivalents at end of period	$139,363	$134,186

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes, net of refund	$14,833	$18,367
Interest	6,497	3,970

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	$618	$11,621
Increase in property and equipment, net	205	2,355
Increase in goodwill and intangibles	13,627	124,715
Increase in deferred revenue	(150)	(10,979)
Increase in long term debt	(27)	(3,111)
Decrease in other working capital components	(537)	(5,747)

Total	$13,736	$118,854

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Interim Statement Presentation & Accounting Policies
The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three-month and nine-month periods are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $27,369,000 and $25,966,000 for the three months ended September 30, 2006 and October 1, 2005 and $66,920,000 and $55,499,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively. Every quarter the Company designates substantially all of its GBP-denominated long-term debt (GBP 61,000,000) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the USD and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net gain and the net loss totaled approximately $1,470,000 and $8,755,000 for the three and nine months ended September 30, 2006, respectively.
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

	Three months ended			Three months ended
	September 30, 2006			October 1, 2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$26,728	77,844	$.34	$26,556	75,778	$.35

Effect of dilutive securities:
Stock options	—	3,952		—	4,016

Diluted earnings per share:

Income available to common shareholders including assumed conversions	$26,728	81,796	$.33	$26,556	79,794	$.33

Options to purchase 1,338,000 and 138,000 shares of common stock at per share prices ranging from $34.00 to $136.86 and $38.99 to $136.86 were outstanding at the three-months ended September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine months ended			Nine months ended
	September 30, 2006			October 1, 2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$70,745	77,508	$.91	$58,879	74,108	$.79

Effect of dilutive securities:
Stock options	—	4,028		—	3,772

Diluted earnings per share:

Income available to common shareholders including assumed conversions	$70,745	81,536	$.87	$58,879	77,880	$.76

Options to purchase 1,025,000 and 72,000 shares of common stock at per share prices ranging from $31.41 to $136.86 and $31.75 to $136.86 were outstanding at the nine-months ended September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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
The impact of adopting SFAS 123R had the following cumulative effects:
(In thousands, except per share data)

	Three months ended	Nine months ended
	Sept 30, 2006	Sept 30, 2006

Decrease in income before income taxes	$4,688	$14,487
Decrease in net earnings	2,895	8,946
Decrease in cash flows from operations	814	4,276
Increase in cash flows from financing activities	814	4,276
Decrease in basic earnings per share	.04	.12
Decrease in diluted earnings per share	.03	.11
Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the three and nine months ended October 1, 2005.

	Three months	Nine months
	ended	ended
(In thousands, except per share data)	Oct. 1, 2005	Oct. 1, 2005

Reported net earnings	$26,556	$58,879
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(2,936)	(7,836)

Pro-forma net earnings	23,620	51,043

Basic earnings per share:

Reported net earnings	$.35	$.79
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.04)	(.11)

Pro-forma net earnings	.31	.68

Diluted earnings per share:

Reported net earnings	$.33	$.76
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.04)	(.10)

Pro-forma net earnings	.29	.66

As of September 30, 2006, the Company had four fixed stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three months	Three months
	ended	ended
	Sept. 30, 2006	Oct. 1, 2005

Total cost of share-based payments for the period	$4,915,000	$243,000
Amounts capitalized in software development costs	(227,000)	—

Amounts charged against earnings, before income tax benefit	4,688,000	243,000

Amount of related income tax benefit recognized in earnings	$1,793,000	$97,000

	Nine months	Nine months
	ended	ended
	Sept. 30, 2006	Oct. 1, 2005

Total cost of share-based payments for the period	$15,235,000	$484,000
Amounts capitalized in software development costs	(748,000)	—

Amounts charged against earnings, before income tax benefit	14,487,000	484,000

Amount of related income tax benefit recognized in earnings	$5,541,000	$193,000

During 2006, the Company has had two long-term incentive plans from which it could issue grants.
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
The Company has also granted 1,708,170 other non-qualified stock options over time through September 30, 2006, under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to 10 years.
The fair value of each stock option award is estimated on the date of grant using a lattice option-pricing model for the nine months ended September 30, 2006 and using the Black-Scholes option-pricing model for the nine months ended October 1, 2005 based on the assumptions noted in the following table. Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. Expected volatilities under the Black-Scholes model were based entirely on historical volatility. The Company uses historical data to estimate stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of stock options granted is derived from the output of the lattice option-pricing model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors. The expected term under the Black-Scholes model was determined using the simplified method of estimating the term as described in Staff Accounting Bulletin 107. The risk-free rate used in 2006 and 2005 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the awards.

	Nine months ended	Nine months ended
	September 30, 2006	October 1, 2005
Expected volatility	47.1%	48.1%
Expected term (in years)	8.2–8.7	6.6
Risk-free rate	4.9%	4.0%
A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock option Plans D and E were in effect during 2003 and 2004; no grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below:

	Nine months ended September 30, 2006
		Weighted-
	Number of	average	Aggregate
Fixed options	Shares	exercise price	Intrinsic Value

Outstanding at beginning of year	11,039,522	$18.51

Granted	1,019,100	42.52

Exercised	(1,041,525)	15.92

Forfeited or expired	(264,616)	24.19

Outstanding at September 30, 2006	10,752,481	$20.90	$263,789,000

Options exercisable at September 30, 2006	5,416,129	$15.87	$160,101,000
The following table summarizes information about fixed and other stock options outstanding at September 30, 2006.

Options outstanding				Options exercisable
			Weighted-		Weighted-
	Number	Weighted-average	average	Number	average	Weighted-
Range of	outstanding	remaining	exercise	exercisable	remaining	average
Exercise Prices	at 9/30/06	contractual life	price	at 9/30/06	contractual life	exercise price

$6.25 –12.00	2,899,771	8.15 Years	$9.51	1,866,609		$9.40
12.16 – 20.99	3,058,170	7.87	16.82	2,033,968		16.17
21.01 – 31.41	3,335,908	6.68	25.39	1,509,730		23.26
31.75 – 136.86	1,458,632	9.37	41.79	5,822		68.33

	10,752,481	7.78	20.90	5,416,129	7.78 years	15.87

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2006 and October 2, 2005 was $22.44 and $20.55, respectively. The weighted-average grant date fair value of stock options granted during the first nine months ended September 30, 2006 and October 2, 2005 was $21.87 and $17.73, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and October 2, 2005 was $13,143,000 and $40,601,000 respectively. The total intrinsic value of stock options exercised during the first nine months ended September 30, 2006 and October 2, 2005 was $29,042,000 and $64,904,000 respectively. The Company issues new shares to satisfy option exercises.
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
The Company granted 15,000 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004 valued at $21.16 and vesting on May 26, 2005. The Company made additional grants of restricted stock from Plan F to members of the Board of Directors during 2005. 5,000 shares of restricted stock were granted on April 4, 2005 valued at $26.19, vesting as follows: 1,666 on February 2, 2006; 1,666 on February 2, 2007; and 1,668 on February 2, 2008. 25,000 shares of restricted stock were granted on June 3, 2005 valued at $31.41, vesting on May 25, 2006. The Company granted 5,000 shares of restricted stock from Plan G to a member of the Board of Directors on June 3, 2005 valued at $31.41, vesting as follows: 1,666 on May 25, 2006; 1,666 on May 24, 2007; and 1,668 on May 22, 2008. The Company granted 5,000 shares of restricted stock from Plan F to an employee on June 13, 2005 valued at $31.79. To date in 2006, the Company has granted: 15,000 shares of restricted stock from Plan F to members of the Board of Directors on May 26, 2006 valued at $36.61 and vesting on May 24, 2007, and 6,000 shares of restricted stock from Plan F to members of the Board of Directors on July 25, 2006 valued at $38.75 and vesting on May 24, 2007. All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an employee provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $197,000 and $243,000 in the third quarter of 2006 and 2005, respectively. The Company recognized expenses related to the restricted stock of $637,000 and $484,000 in the first nine months of 2006 and 2005, respectively.
A summary of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
	Number of	Grant Date
Nonvested stock	Shares	Fair Value

Outstanding at January 1, 2006	40,000	$30.80
Granted	21,000	$37.22
Vested	(28,332)	$31.10
Forfeited	—	—

Outstanding at September 30, 2006	32,668	$34.67

As of September 30, 2006 there was $36,406,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of shares vested during the nine-months ended September 30, 2006 was $1,031,000. The total fair value of shares vested during the nine-months ended October 1, 2005 was $494,400.
(4) Business Acquisition and Divestiture
On July 5, 2006, the Company completed the purchase of Galt Associates, Inc. (“Galt”) for $13,736,000, net of cash acquired. Galt is a provider of safety and risk management solutions for pharmaceutical, medical device and biotechnology companies. The acquisition of Galt will enhance the Company’s LifeSciences portfolio by adding solutions and services that use medical event data to monitor and manage the safety and effectiveness of various therapies. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $8,723,000 and $4,942,000 in intangible assets. The intangible assets are being amortized over periods between two and five years. The allocation of the purchase price is preliminary until management completes its evaluation of the fair value of the net assets acquired.
On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consisted of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical business division expanded the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in 2005. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,166,000 and $43,450,000 in intangible assets. The intangible assets are being amortized over five years.
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

	September 30,	December 31,
(In thousands)	2006	2005

Accounts receivable	$225,337	216,248
Contracts receivable	126,279	100,717

Total receivables	$351,616	316,965

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At September 30, 2006 and December 31, 2005 the allowance for estimated uncollectible accounts was $15,311,000 and $18,855,000, respectively.
During the first nine months of 2006 and 2005, the Company received total client cash collections of $1,048,200,000 and $855,300,000, respectively, of which $73,671,000 and $53,405,000 were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:
(In thousands)

	Weighted	September 30, 2006		December 31, 2005
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$59,031	36,396	53,307	29,690
Client lists	5.0	48,239	17,357	45,642	10,514
Patents	17.0	2,361	150	1,556	133
Non-compete agreements	3.0	1,096	250	382	102

Total	5.24	$110,727	54,153	100,887	40,439

Aggregate amortization expense was $4,635,000 and $4,722,000 for the three months ended September 30, 2006 and October 1, 2005 and $13,714,000 and $12,840,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

For the remaining three months:	2006	$4,616
For year ended:	2007	16,773
	2008	14,530
	2009	12,635
	2010	1,954
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:
(In thousands)

Balance as of December 31, 2005	$116,142
Deferred tax liabilities adjustment	1,362
Foreign currency translation adjustment and other	1,349
Goodwill acquired	8,723

Balance as of September 30, 2006	$127,576

The Company recorded $1,362,000 of additional goodwill in the first quarter of 2006 to adjust for the impact of accounting for deferred tax liabilities associated with intangible assets in connection with previous stock acquisitions of businesses. At the date of acquisitions prior to 2006, the Company had not recognized deferred tax liabilities related to the difference between the book and tax basis of certain intangible assets. The impact on net earnings related to this oversight was insignificant.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended September 30, 2006 and October 1, 2005.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended Sept 30, 2006

Revenues	$288,725	$55,610	$1,117	$345,452

Cost of revenues	59,648	10,144	11	69,803
Operating expenses	76,288	28,409	127,075	231,772

Total costs and expenses	135,936	38,553	127,086	301,575

Operating earnings (loss)	$152,789	$17,057	$(125,969)	$43,877

	Operating Segments
	Domestic	Global	Other	Total
Three months ended Oct 1, 2005

Revenues	$269,519	$24,068	$1,035	$294,622

Cost of revenues	59,863	4,946	496	65,305
Operating expenses	70,633	11,103	110,384	192,120

Total costs and expenses	130,496	16,049	110,880	257,425

Operating earnings (loss)	$139,023	$8,019	$(109,845)	$37,197

	Operating Segments
	Domestic	Global	Other	Total
Nine months ended Sept. 30, 2006

Revenues	$846,520	$146,990	$3,739	$997,249

Cost of revenues	174,544	27,402	68	202,014
Operating expenses	229,564	74,226	375,661	679,451

Total costs and expenses	404,108	101,628	375,729	881,465

Operating earnings (loss)	$442,412	$45,362	$(371,990)	$115,784

	Operating Segments
	Domestic	Global	Other	Total
Nine months ended Oct. 1, 2005

Revenues	$754,016	$77,952	$3,003	$834,971

Cost of revenues	168,514	11,754	46	180,314
Operating expenses	208,482	29,033	323,084	560,599

Total costs and expenses	376,996	40,787	323,130	740,913

Operating earnings (loss)	$377,020	$37,165	$(320,127)	$94,058

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
Results Overview
The Company delivered strong levels of new business bookings, revenue, earnings and cash flow in the third quarter of 2006. New business bookings, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), in the third quarter were $352.1 million compared to $450.5 million in the third quarter of 2005. Included in new business bookings in the third quarter of 2005 is a unique large $149.4 million booking related to the National Health Service initiative to automate clinical processes and digitize medical records in the Southern Cluster of England.
Third quarter 2006 revenues increased 17 percent to $345.5 million compared to $294.6 million in the year-ago quarter. Third quarter 2006 net earnings were $26.7 million, and diluted earnings per share were $0.33. Third quarter 2005 net earnings were $26.6 million and diluted earnings per share were $0.33. Third quarter 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced third quarter 2006 net earnings and diluted earnings per share by $2.9 million and $0.03, respectively.
The Company had strong cash collections of receivables of $351.9 million in the third quarter of 2006 compared to $298.9 million in the third quarter of 2005 and lowered days sales outstanding to 93 days compared to 98 days in the third quarter of 2005. Operating cash flows for the third quarter of 2006 were $52.9 million compared to $46.9 million in the third quarter of 2005.
Healthcare Information Technology Market
The Healthcare Information Technology (HIT) marketplace remains healthy. Domestically, the overall financial condition of hospitals remains solid, and there continues to be incentive for them to purchase healthcare information technology to address safety, quality, and efficiency needs. With annual healthcare spending in the United States of $1.9 trillion, or 16 percent of the gross domestic product, there is still broad bipartisan support of HIT, with several pieces of pending legislation containing provisions that encourage both hospitals and physician practices to adopt HIT. Globally, there continues to be a high level of interest in healthcare IT at the country-wide and regional levels that is driven by similar safety, quality, and efficiency needs as those driving demand in the United States.
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005
The Company’s net earnings increased 1% to $26,728,000 for the three-month period ended September 30, 2006 from $26,556,000 for the three-month period ended October 1, 2005. Third quarter 2006 net earnings included the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the third quarter of 2006 by $2,895,000, net of $1,793,000 tax benefit. Third quarter 2005 net earnings for the three month period ended October 1, 2005 included an adjustment related to a prior period tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,794,000.

Revenues increased 17% to $345,452,000 for the three-month period ended September 30, 2006 from $294,622,000 for the three-month period ended October 1, 2005. The revenue composition for the third quarter of 2006 was $125,180,000 in system sales, $87,035,000 in support and maintenance, $123,230,000 in services and $10,007,000 in reimbursed travel.
System sales revenues increased 14% to $125,180,000 for the three-month period ended
September 30, 2006 from $110,173,000 for the corresponding period in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. The increase in system sales revenue was driven by strong licensed software growth offsetting a year-over-year decline in sublicensed software and flat year-over-year levels of hardware.
Support, maintenance and service revenues increased 20% to $210,265,000 during the third quarter of 2006 from $175,208,000 during the same period in 2005. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $87,035,000 and $75,117,000 for the third quarter of 2006 and 2005, respectively. Service revenues were $123,230,000 and $100,091,000 for the third quarter of 2006 and 2005, respectively. These increases were driven by an increase in the number of professional services associates and strong performance in delivering Cerner Millennium solutions to clients and strong growth in managed services.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 22% in the third quarter of 2006 compared to the third quarter of 2005. This increase is due to strong levels of new business bookings during the past four quarters. On September 30, 2006, the Company had $1,932,726,000 in contract backlog and $452,276,000 in support and maintenance backlog, compared to $1,579,746,000 in contract backlog and $389,584,000 in support and maintenance backlog on October 1, 2005.
The cost of revenue was 20% and 22% of total revenues in the third quarter of 2006 and 2005, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The year-over-year decrease in cost of revenue was driven by strong levels of software and a lower mix of sublicensed software and hardware
Sales and client service expenses as a percent of total revenues were 42% and 40% in the third quarter of 2006 and 2005, respectively. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $144,198,000 in the third quarter of 2006 from $117,010,000 in the same period of 2005 was primarily attributable to an increase in personnel expense and marketing related expenses as well as $2,817,000 of expense related to share-based payment in the third quarter of 2006.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the third quarter of 2006 and 2005 were $65,892,000 and $57,043,000, respectively. These amounts exclude amortization. Capitalized software costs were $14,530,000 and $15,184,000 for the third quarter of 2006 and 2005, respectively. Capitalized software costs for the third quarter of 2006 include $227,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs was $10,798,000 and $12,109,000 for the third quarter of 2006 and 2005, respectively. The increase in aggregate expenditures for software development in 2006 is due to continued development of Cerner Millennium software solutions. The decrease in amortization of capitalized software costs is due to the Company moving from multiple releases of software each year to an annual release of software. Amortization will increase at the annual release date of software, which is expected in the fourth quarter of 2006. Included in software development expenses in the third quarter of 2006 was $1,038,000 of expense related to share-based payments.

General and administrative expenses as a percent of total revenues were 7% in the third quarter of 2006 and 2005. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the third quarter of 2006 and 2005 were $25,414,000 and $21,142,000, respectively. Included in general and administrative expenses in the third quarter of 2006 was $833,000 of expense related to share-based payment. The increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $764,000 in the third quarter of 2006 compared to net transaction gains on foreign currency of $93,000 in the third quarter of 2005.
Net interest expense was $13,000 in the third quarter of 2006 compared to $1,358,000 in the third quarter of 2005. This decrease in net interest expense is due to an increase in the interest rate of invested funds.
The Company’s effective tax rate was 39% and 26.5%, in the third quarter of 2006 and 2005, respectively. The tax expense for the three month period ended October 1, 2005 includes an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated for $4,794,000. Excluding this adjustment, the Company’s effective tax rate was 40% for the third quarter of 2005.
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
The following table presents a summary of the operating information for the three months ended September 30, 2006 and October 1, 2005:

(In thousands)	Operating Segments
	Domestic	Global	Other	Total
Three months ended Sept 30, 2006

Revenues	$288,725	$55,610	$1,117	$345,452

Cost of revenues	59,648	10,144	11	69,803
Operating expenses	76,288	28,409	127,075	231,772

Total costs and expenses	135,936	38,553	127,086	301,575

Operating earnings (loss)	$152,789	$17,057	$(125,969)	$43,877

	Operating Segments
	Domestic	Global	Other	Total
Three months ended Oct 1, 2005

Revenues	$269,519	$24,068	$1,035	$294,622

Cost of revenues	59,863	4,946	496	65,305
Operating expenses	70,633	11,103	110,384	192,120

Total costs and expenses	130,496	16,049	110,880	257,425

Operating earnings (loss)	$139,023	$8,019	$(109,845)	$37,197

Operating earnings in the Domestic segment increased 10% for the quarter ended September 30, 2006 compared to the quarter ended October 1, 2005. Total Domestic segment revenues increased 7% in the third quarter of 2006 compared to the third quarter of 2005 driven by strong bookings growth. Cost of revenues was 21% and 22% of total Domestic segment revenues for the third quarter of 2006 and 2005, respectively. The decrease in cost of revenues was driven primarily by a lower level of hardware and sublicensed software revenue in the 2006 quarter compared to the 2005 quarter. Domestic segment operating expenses in the three months ended September 30, 2006 increased 8% compared to the 2005 period.
Operating earnings in the Global segment increased 113% for the quarter ended September 30, 2006 compared to the quarter ended October 1, 2005. Total Global segment revenues increased 131% in the third quarter of 2006 compared to the third quarter of 2005. Third quarter revenues included approximately $18 million from the Company’s major contract in the Southern region of England. The revenues from this contract did not change operating earnings as the Company is accounting for this contract using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Cost of revenues was 18% and 21% of total Global segment revenues for the third quarters of 2006 and 2005, respectively. The increase in cost of revenues was driven primarily by a higher level of hardware revenue in the 2006 period compared to the 2005 period. Operating expenses in the 2006 period increased 156% compared to the 2005 period due to hiring personnel and increased presence for the higher level of activity outside the United States.
Operating losses in Other increased 15% for the quarter ended September 30, 2006 compared to the quarter ended October 1, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 15% in the 2006 period compared to the 2005 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation for the three months ended September 30, 2006 compared to the three months ended October 1, 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005
The Company’s net earnings increased 20% to $70,745,000 for the nine-month period ended September 30, 2006 from $58,879,000 for the nine-month period ended October 1, 2005. The first nine months of 2006 net earnings included the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the 2006 period by $8,946,000 net of $5,541,000 tax benefit. Net earnings for the nine-month period ended October 1, 2005 included an adjustment related to a prior period for a tax benefit from the carry back of a capitol loss generated by the sale of Zynx Health Incorporated of $4,794,000 and the write off of acquired in-process research and development of $3,941,000 net of a $2,441,000 tax benefit.
Revenues increased 19% to $997,249,000 for the nine-month period ended September 30, 2006 from $834,971,000 for the nine-month period ended October 1, 2005. The revenue composition for the nine-months ended September 30, 2006 was $356,394,000 in system sales, $251,352,000 in support and maintenance, $360,716,000 in services and $28,787,000 in reimbursed travel.
System sales revenues increased 13% to $356,394,000 for the nine-month period ended
September 30, 2006 from $315,315,000 for the corresponding period in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. The increase in system sales revenue was driven by growth in software and subscriptions.
Support, maintenance and service revenues increased 24% to $612,068,000 during the first nine months of 2006 from $495,460,000 during the same period in 2005. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $251,352,000 and $219,473,000 for the first nine months of 2006 and 2005, respectively. Service revenues were $360,716,000 and $275,987,000 for the first nine months of 2006 and 2005, respectively. These increases were driven by an increase in the number of professional services associates and strong performance in delivering Cerner Millennium solutions to clients and strong growth in managed services.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 22% in the third quarter of 2006 compared to the third quarter of 2005. This increase is due to strong levels of new business bookings during the past four quarters. On September 30, 2006, the

Company had $1,932,726,000 in contract backlog and $452,276,000 in support and maintenance backlog, compared to $1,579,746,000 in contract backlog and $389,584,000 in support and maintenance backlog on October 1, 2005.
The cost of revenue was 20% and 22% of total revenues in the first nine months of 2006 and 2005, respectively. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 43% and 41% in the first nine months of 2006 and 2005, respectively. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $425,599,000 in the 2006 period from $342,141,000 in the 2005 period was primarily attributable to an increase in personnel expense and marketing related expenses as well as $8,701,000 of expense related to share-based payment in the 2006 period.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for the nine months of 2006 and 2005 were $196,614,000 and $163,045,000, respectively. These amounts exclude amortization. Capitalized software costs were $46,969,000 and $47,343,000 for the first nine months of 2006 and 2005, respectively. Capitalized software costs for the nine months ended September 30, 2006 include $747,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs was $32,419,000 and $36,297,000 for the first nine months of 2006 and 2005, respectively. The increase in aggregate expenditures for software development in 2006 is due to continued development of Cerner Millennium software solutions. The decrease in amortization of capitalized software costs is due to the Company moving from multiple releases of software each year to an annual release of software. Amortization will increase at the annual release date of software, which is expected in the fourth quarter of 2006. Included in software development expenses in the third quarter of 2006 was $3,267,000 of expense related to share-based payments.
General and administrative expenses as a percent of total revenues were 7% for the first nine months of 2006 and 2005. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the first nine months of 2006 and 2005 were $71,788,000 and $60,077,000, respectively. Included in general and administrative expenses for the nine months ended September 30, 2006 was $2,519,000 of expense related to share-based payment. This increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $1,738,000 for the first nine months of 2006 compared to net transaction losses on foreign currency of $1,062,000 for 2005.
The write-off of in-process research and development in the third quarter of 2005 was an expense resulting from the acquisition of the medical business division of VitalWorks, Inc.
Net interest expense was $1,184,000 in the first nine months of 2006 compared to $4,466,000 in the first nine months of 2005. This decrease in net interest expense is due to an increase in the interest rate of invested funds.
Other income was $2,026,000 in the first nine months of 2006 compared to $387,000 in the first nine months of 2005. This increase is due primarily to a gain recorded in the first quarter of 2006 related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.

The Company’s effective tax rate was 39.3% and 34.6%, respectively in the nine-month period of 2006 and 2005. The tax expense for the nine-month period ended October 1, 2005 includes an adjustment related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated of $4,794,000. Excluding this adjustment, the Company’s effective tax rate was 40% for the nine-month period ended October 1, 2005.
Operations by Segment
(In thousands)

	Operating Segments
	Domestic	Global	Other	Total
Nine months ended Sept. 30, 2006

Revenues	$846,520	$146,990	$3,739	$997,249

Cost of revenues	174,544	27,402	68	202,014
Operating expenses	229,564	74,226	375,661	679,451

Total costs and expenses	404,108	101,628	375,729	881,465

Operating earnings (loss)	$442,412	$45,362	$(371,990)	$115,784

	Operating Segments
	Domestic	Global	Other	Total
Nine months ended Oct. 1, 2005

Revenues	$754,016	$77,952	$3,003	$834,971

Cost of revenues	168,514	11,754	46	180,314
Operating expenses	208,482	29,033	323,084	560,599

Total costs and expenses	376,996	40,787	323,130	740,913

Operating earnings (loss)	$377,020	$37,165	$(320,127)	$94,058

Operating earnings in the Domestic segment increased 17% for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005, driven by strong bookings growth. Total Domestic segment revenues increased 12% in the 2006 period compared to the 2005 period driven by strong bookings growth. Cost of revenues was 21% and 22% of total Domestic segment revenues for the first nine months of 2006 and 2005, respectively. Domestic segment operating expenses in the nine months ended September 30, 2006 increased 10% compared to the 2005 period.
Operating earnings in the Global segment increased 22% for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005. Total Global segment revenues increased 89% in the first nine months of 2006 compared to the first nine months of 2005. Revenues for the nine-month period of 2006 included approximately $44 million from the Company’s major contract in the Southern region of England. The revenues from this contract did not change operating earnings as the Company is accounting for this contract using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Cost of revenues was 19% and 15% of total Global segment revenues for the first nine months of 2006 and 2005, respectively. The increase in cost of revenues was driven primarily by a higher level of hardware revenue in the 2006 period compared to the 2005 period. Operating expenses in the 2006 period increased 156% compared to the 2005 period due to hiring personnel for the higher level of activity outside the United States.
Operating losses in Other increased 16% for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 16% in the 2006 period compared to the 2005 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At September 30, 2006 the Company had cash and cash equivalents of $139,363,000, short-term investments of $148,080,000 and working capital of $435,040,000.
The Company generated cash of $163,777,000 and $135,588,000 from operations in the first nine months of 2006 and 2005, respectively. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first nine months of 2006 and 2005, the Company received total client cash collections of $1,048,200,000 and $855,431,000, respectively, of which 7% and 6% were received from third party financing arrangements with non-recourse payment assignments. Days sales outstanding were 93 days at September 30, 2006, decreasing from 98 days at October 1, 2005. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 16% and 15% in the three-month and nine-month periods of 2006 compared to the three-month and nine-month periods of 2005, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities in the first nine months of 2006 consisted primarily of capital purchases of $92,444,000, which includes $50,556,000 of capital equipment and $41,888,000 of land, buildings and improvements. Capitalized software development costs were $46,962,000, and the acquisition of businesses of $13,736,000 in the 2006 period. Cash used in investing activities in the first nine months of 2005 consisted primarily of the acquisition of businesses of $118,854,000, capitalized software development costs were $47,343,000, and capital purchases of $64,539,000 which includes $49,021,000 of capital equipment and $15,518,000 of land, buildings and improvements.
The Company’s financing activities for the 2006 period consisted primarily of proceeds from the exercise of stock options of $16,942,000 and the excess tax benefits from share based compensation of $4,276,000 and repayment of debt of $23,172,000. For the 2005 period the Company’s financing activities consisted primarily of proceeds of debt of $70,000,000, repayment of debt of $71,209,000 and of the proceeds from the exercise of stock options of $43,575,000.
The Company is currently constructing a new data center on its campus in North Kansas City, Missouri at an approximate cost of $60,000,000 of which approximately $17,000,000 has been spent as of September 30, 2006. The construction is expected to be completed in 2007.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2006.
The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows registrants to record a one time cumulative effect adjustment to beginning retained earnings in the year of adoption to correct errors existing in prior years deemed to be material in the current year that previously had been considered immaterial. SAB 108 is effective for the fiscal year ending December 30, 2006. The Company is currently assessing the impact of adoption of SAB 108 on its consolidated financial statements.
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
Forward Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subjected to infringement claims or may be infringed upon; risks associated with our global operations; recruitment and retention of key personnel; risks related to third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; trading price of our common stock may be volatile; our Board of Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Part II. Other Information
Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302.

31.2	Certification of Chief Financial Officer pursuant to Section 302.

32.1	Certification of Chief Executive Officer pursuant to Section 906.

32.2	Certification of Chief Financial Officer pursuant to Section 906.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

November 9, 2006	By:	/s/ Marc G. Naughton

Date	Marc G. Naughton
Chief Financial Officer