Form 10-K
period 2006-12-30
CERNER CORP /MO/
filed 2007-02-28
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2006
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
Common Stock, $.01 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
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
Yes ☐      No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,063,790,353 based on the closing sale price as reported on the NASDAQ Global Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007

[Common Stock, $.01 par value per share]	78,884,801 shares
DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which
Document	Incorporated
Proxy Statement for the Annual Shareholders’ Meeting to be held May 25, 2007 (Proxy Statement)	Part III

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
Cerner is a supplier of healthcare information technology (HIT), healthcare devices and related services. Organizations ranging from single-doctor practices, to hospitals, to corporations, to local, regional and national government agencies use Cerner® solutions. Cerner’s solutions and services are designed to help our clients make healthcare safer, more efficient, and of higher quality.
The Company’s solutions have been designed and developed on the unified Cerner Millennium® architecture. The person-centric solution framework combines clinical, financial and management information systems. It provides secure access to an individual’s electronic medical record at the point of care and organizes and proactively delivers information to meet the specific needs of the physician, nurse, laboratory technician, pharmacist or other care provider, front- and back-office professionals and even consumers. In addition, Cerner’s CareAware™ device architecture is designed to bridge the gap between medical devices and patient information by connecting information from various devices to the clinician workflow and electronic medical record. Cerner also offers a broad range of services including implementation and training, remote hosting, support and maintenance, healthcare data analysis and clinical process optimization.
The Healthcare and Healthcare IT Industry
Around the world, healthcare costs continue to rise as healthcare professionals work to uphold quality standards. The Centers for Medicare and Medicaid Services (CMS) has reported that, in the United States, healthcare represents 16 percent of the gross national product, which they project will reach 20 percent by 2015. In this climate, HIT is broadly seen as a way to curb these growing costs while improving the quality of care.
Policy Reforms
The federal government is currently using its position as the nation’s leading purchaser of healthcare products and services to promote HIT use. For example, CMS and the Office of the Inspector General (OIG) are allowing acute care organizations to help provide referring physicians with hardware, software, training and support necessary to implement e-prescribing or interoperable electronic medical record systems.
To increase the availability of healthcare pricing information, CMS posts information on what Medicare will pay for 30 common elective procedures and other hospital admissions. We believe this focus on transparency could incent healthcare organizations to use technology to improve safety and efficiency.
Private Sector Approaches
Healthcare costs are a significant issue for employers as well. According to the Journal of Occupational and Environmental Medicine, productivity losses related to personal and family health problems cost U.S. employers $1,685 per employee per year or about $226 billion annually. The cost of health insurance rose 7.7 percent in 2006, much higher than the overall rate of inflation (3.5 percent) or the increase in workers’ earnings (3.8 percent).
Faced with these costs, some large employers have become advocates of HIT. For example, Applied Materials, Inc., BP America, Inc., Cardinal Health, Inc., Intel Corporation, Pitney Bowes, Inc. and Wal-Mart Stores, Inc. founded an initiative in 2006 focused on creating personal health records for their employees. We believe this type of employer activism is a positive for the HIT industry as it supports wider-spread adoption of electronic medical records.

Cerner Vision
Cerner’s vision has evolved from a fundamental thought: Healthcare should revolve around the individual, not the encounter. This concept led to Cerner’s vision of a Community Health Model and the creation of the unified Cerner Millennium architecture, the Company’s person-centric, enterprise-wide architecture. The Community Health Model encompasses four steps:
Automate the Care Process
Cerner offers a longitudinal, person-centric electronic medical record, giving clinicians electronic access to the right information at the right time and place to achieve the optimal health outcome.
Connect the Person
Cerner is dedicated to building a personal health system. Medical information and care regimens accessible from home empower consumers to effectively manage their conditions and adhere to treatment plans, creating a new medium between physicians and individuals.
Structure the Knowledge
Cerner is dedicated to building systems that help bring the best science to every medical decision by structuring, storing and studying the content surrounding each care episode to achieve optimal clinical and financial outcomes.
Close the Loop
Incorporating a medical discovery into daily practice can take as long as ten years. Cerner is dedicated to building systems that implement evidence-based medicine, reducing the average time from the discovery of an improved method to the change in the standard of care.
Cerner Strategy
Key elements of the Company’s business strategy include:
Leverage the unified Cerner Millennium architecture and the depth and breadth of Cerner solutions to continue expanding market share.
•	Increase penetration of both large health systems and independent hospitals
•	Further penetrate existing client base by cross-selling additional Cerner solutions and services
•	Increase penetration of physician practices by offering a high-value suite of solutions with low up-front and recurring costs
•	Continue to expand presence in non-U.S. markets
Continue to develop innovative solutions and services that leverage the Company’s technology and human capital expertise and that drive continued organic revenue growth.
•	Innovative solutions for employers
•	State and regional community health record initiatives
•	Healthcare device innovation
•	Clinical process optimization
•	Solutions and services that leverage the data being captured in the digital healthcare environment
•	More efficient methods of transacting healthcare
Offer more efficient and predictable implementations and systems that can be operated at lower costs to reduce total cost of ownership for the Company’s clients.
• The BedrockTM technology automates the implementation and management of the Cerner Millennium information platform.
• CernerWorksSM managed services allow Cerner to manage complexity and technology risks for clients while providing more reliability and lower costs.
• The MethodMSM approach is the Company’s single methodology to working with clients to deliver value through implementation of Cerner Millennium solutions.
Deliver optimal client experience that will allow critical relationships with the Company’s clients to continue growing.
•	World-class support services
•	Predictable and efficient implementations and upgrades
•	Lower total cost of ownership

•	Commitment to research and development
Solution and Service Highlights
Foremost among the Company’s major accomplishments in 2006 was the release of Cerner Millennium 2007. With the Millennium 2007 solutions, the Company delivered the largest set of new functions it has ever included in a single release. The Millennium 2007 solutions included a major change in design philosophy around role-venue-condition workflow that resulted in a new physician-user interface and workflow. We also redefined our approach to quality by implementing new testing and performance standards.
We are also improving the value of our solutions through CernerWorks, our six-year-old, remote-hosting business. Our system availability is now approaching 99.99 percent, or “four nines”, scheduled availability.
In 2006, we also introduced the Lights On™ Network, surveillance system and service. The network monitors client-hosted and Cerner-hosted systems in near real-time, predicting and helping to prevent future system issues.
Cerner made significant changes in our physician practice business, PowerWorks®, in 2006. We went to market with a single price point for automating a physician practice's front office, clinical workflow and back office. We also redesigned our implementation approach, using a tele-service model and Web-based training, which significantly reduces, and in some cases eliminates, the need for on-site implementation consultants.
The Company is also enhancing its professional implementation and consulting services. Through our MethodM methodology, we give our clients a predictable approach to implementation that translates into a faster return on their investment. And we expanded the productivity gains we have made with our centralized implementation and upgrade centers and our Bedrock solution (our system of automated tools that guide clients through the design, build and maintenance of a Cerner Millennium system). With these initiatives and continued efficiencies in CernerWorks managed services, Cerner is striving to reduce the effort of implementing and operating the Company’s systems.
An area of focus for 2007 is Millennium Lighthouse™, a consulting practice that works with clients to determine previously unidentified and unconnected relationships among healthcare processes and outcomes. Clients use the solutions to compare these relationships to similar organizations and implement measurable process changes.
Positioning for Continued Long-Term Growth
Cerner believes the market remains healthy for selling and delivering HIT solutions for acute care and physician organizations in the U.S. In addition, we are continuing to expand our boundaries. Four specific areas of focus include:
1.	Continued expansion of our global reach

2.	Healthcare data, using our extensive clinical databases to help pharmaceutical companies solve several issues such as getting drugs approved faster and safety monitoring

3.	Creating connected healthcare devices

4.	Reducing friction in healthcare through more efficient payment for services, community connectivity, a national record bank and a global record bank
Global Expansion
The Company continues to grow in global markets. Cerner provides software for England’s national Choose and Book scheduling system, which exceeded two million referrals during 2006. We also won a new contract to provide an imaging diagnostic solution in the southwest and northwest of England. Cerner also has contracts to provide HIT for approximately 40 percent of the country’s population, namely the Southern England and London clusters of the country’s Connecting for Health initiative.
Cerner is expanding its presence in Australia, with contracts to provide HIT in the two largest states, Victoria and New South Wales. We are also increasing our focus in other world markets, including France, the Middle East, Malaysia and Canada.

Healthcare Data
Cerner’s Life Sciences business, which provides analysis services to pharmaceutical companies, continues to grow. In 2006, Cerner acquired Galt Associates, Inc. (now Cerner Galt, Inc.), a company that helps drug companies better understand the performance of their compounds through surveillance of adverse drug events. An important component of Cerner Life Sciences is the Health Facts® solution, a data warehouse that captures and stores the data generated by Cerner solutions, aggregates it and develops reports that enable healthcare organizations to identify areas for intervention and improvement, and benchmark progress against regional and national data.
Connected Healthcare Devices
In 2006, Cerner extended Cerner Millennium with our CareAware healthcare device architecture and MDBus™ technology, a “USB for healthcare.” This innovation extends the reach of Cerner Millennium solutions, opening new opportunities for growth. The CareAware architecture allows for connection of healthcare devices to Cerner Millennium and non-Millennium systems. The Company also continued development of our new RxStation™ automated medication dispensing devices.
Reducing Friction
Healthe™, our family of solutions and services for employers and governments, is another area of focus for the Company.
As an employer, Cerner has begun using the Healthe Exchange, a wholly-owned subsidiary of the Company, as the third party administrator of our health plans. Cerner intends to begin offering the Healthe Exchange third party administrator services to other employers. Also included in Healthe services is our on-site Healthe Clinic.
Software Development
We commit significant resources to developing new health information system solutions. As of December 30, 2006, approximately 2,300 associates were engaged full-time in software solution development activities. Total expenditures for the development and enhancement of our software solutions were approximately $262,163,000, $225,606,000 and $188,264,000 during the 2006, 2005 and 2004 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.
The Company expects to continue investment and development efforts for its current and future solution offerings. As new clinical and management information needs emerge, Cerner intends to enhance its current software solution lines with new versions released to clients on a periodic basis. In addition, Cerner plans to: expand its current software solution lines by developing additional information systems for clinical, financial, operational and/or consumer use; continue to support simultaneous use of Cerner solutions across multiple facilities; and, continue to expand in the global marketplace.
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
Sales and Marketing
The markets for Cerner’s HIT solutions, healthcare devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employer coalitions and public health organizations. To date, a substantial portion of system sales have been in clinical solutions in hospital-based provider organizations. The Cerner Millennium architecture is highly scalable, with solutions being used in organizations ranging from several-doctor physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies. All Cerner Millennium solutions are designed to operate on HP or IBM platforms, thereby allowing Cerner to be price competitive across the full size and organizational structure range of healthcare providers. The sale of a Cerner software health information system usually takes approximately nine to 18 months, from the time of initial contact to the signing of a contract.

The Company’s executive marketing management is located in its North Kansas City, Missouri, headquarters, while its client representatives are deployed across the United States and globally. In addition to the U.S., the Company, through subsidiaries and joint ventures, has sales associates and/or offices in Australia, Canada, France, Germany, Hong Kong, India, Saudi Arabia, Singapore, Malaysia, Spain, the United Kingdom and the United Arab Emirates. Cerner’s consolidated revenues include foreign sales of $207,367,000, $113,317,000 and $62,426,000 for the 2006, 2005 and 2004 fiscal years, respectively.
The Company supports its sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner utilizes telemarketing primarily for sales to physician practices. Cerner markets the PowerWorks solution, offered on a subscription basis, directly to the physician practice market. Cerner attends a number of major tradeshows each year and sponsors executive user conferences, which feature industry experts who address the HIT needs of large healthcare organizations.
Client Services
Substantially all of Cerner’s clients enter into software maintenance agreements with the Company for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support team located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in the United Kingdom. Most of Cerner’s clients also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. Cerner also offers a set of managed services that include remote hosting, application management services and disaster recovery.
Backlog
At December 30, 2006, Cerner had a contract backlog of approximately $2,194,460,000 as compared to approximately $1,724,583,000 at December 31, 2005. Such backlog represents system sales and services from signed contracts, which have not yet been recognized as revenue. At December 30, 2006, the Company had approximately $132,748,000 of contracts receivable, which represents revenues recognized under the percentage of completion method but not yet billable under the terms of the contract. At December 30, 2006, Cerner had a software support and maintenance backlog of approximately $469,473,000 as compared to approximately $415,681,000 at December 31, 2005. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. The Company estimates that approximately 42 percent of the aggregate backlog at December 30, 2006 of $2,663,933,000 will be recognized as revenue during 2007.
Competition
The market for HIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal existing competitors in the healthcare solutions and services market include: Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services. Other competitors focus on only a portion of the market that Cerner addresses. For example, competitors such as Allscripts Healthcare Solutions, Inc., Emdeon Corporation and Quality Systems, Inc. offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. We view our principal competitors in the healthcare device market to include: Omnicell, Inc., Cardinal Health, Inc. and McKesson Corporation; and we view our principal competitors in the healthcare transactions market to include: ProxyMed, Inc., Emdeon Corporation, McKesson Corporation and The TriZetto Group, Inc., with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market. In addition, we expect that major software information systems companies, large information technology consulting service providers, system integrators, managed care companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. The pace of change in the HIT market is rapid and there are frequent new software solution, device or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices.
Number of Employees (“Associates”)
As of December 30, 2006, the Company employed 7,419 associates worldwide.
Item 1A. Risk Factors
Risks Related to Cerner Corporation
We may be subject to product-related liabilities. Many of our software solutions, healthcare devices or services (including life sciences/research services) provide data for use by healthcare providers in providing care to patients. No claims have been brought against us to date regarding injuries related to the use of our software solutions, healthcare devices or services (including life sciences/research services), but such claims may be made in the future. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may be subject to claims for system errors and warranties. Our software solutions and healthcare devices, particularly the Cerner Millennium versions, are very complex. As with complex software solutions and devices offered by others, our software solutions and healthcare devices may contain coding or other errors, especially when first introduced. Although we conduct extensive testing, we have discovered errors in our software solutions and healthcare devices after their introduction. Our software solutions and healthcare devices are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of our software solutions and healthcare devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Failure of a client’s Cerner software solutions and/or healthcare devices to meet these warranties could constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful material claim brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have redundancies, such as multiple backup generators and redundant telecommunications lines, as well as technical and physical security safeguards, built into our operations to reduce the likelihood of disruptions. However, complete failure of all generators, impairment of all telecommunications lines, severe damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, cause potential liability to our clients and us and increase insurance and other operating costs.
Our proprietary technology may be subjected to infringement claims or may be infringed upon. We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights. We have initiated a patent program but currently have a limited patent portfolio. Despite our protective measures, we may not be able to adequately protect against copying, reverse-engineering, infringement or unauthorized use or disclosure of our intellectual property.
In addition, we could be subject to intellectual property infringement claims as the number of competitors and patents in the healthcare information technology market increases, the functionality of our software solutions and services expands, and we enter new markets such as healthcare device innovation, healthcare transactions and life sciences. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award, develop noninfringing technology, obtain a license and/or cease selling the solutions, devices and services that contain or rely upon the infringing intellectual property.
We are subject to risks associated with our global operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in: the Americas, Europe, the Middle East and the Asia Pacific region. We will continue to expand our global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect global sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase global market demand for our solutions, devices and services.
Global operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:
•	Greater difficulty in collecting accounts receivable and longer collection periods

•	Difficulties and costs of staffing and managing global operations

•	The impact of global economic conditions

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Inability to obtain necessary financing on reasonable terms to adequately support global operations and expansion

•	Unfavorable or changing foreign currency exchange rates

•	Potentially adverse tax consequences

•	Different or additional functionality requirements

•	Trade protection measures

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We have recently begun to utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk.” Further, our financial results from global operations may decrease if we fail to execute or improperly hedge our exposure to currency fluctuations.
Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the healthcare information technology, healthcare devices, healthcare transactions and life sciences industries and the technical environments in which our solutions, devices and services operate. Competition for such personnel in our industries is intense. Our failure to attract additional qualified personnel could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. We have succession plans in place; however, the unexpected loss of key personnel could have a material adverse impact to our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.
We significantly rely on third party suppliers. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate it into or sell it in conjunction with our solutions, devices and services, some of which are critical to the operation and delivery of our solutions, devices and services. If any of the third party suppliers were to change product offerings, increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services could adversely affect future sales of solutions, devices and services.
We intend to continue strategic business acquisitions which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired business; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel of the acquired business; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs and amortization of expenses related to intangible assets; and, 8) dilutive issuances of equity securities. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.
Risks Related to the Healthcare Information Technology, Healthcare Device and Healthcare Transaction Industry
The healthcare industry is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) is having a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of protected health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.
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
Healthcare Fraud. Federal and state governments continue to strengthen their positions and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Healthcare providers who are our clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. While we believe that we are in substantial compliance with any applicable laws, many of the regulations applicable to our clients and that may be applicable to us, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to sanctions or liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the Department of Health and Human Services announced regulations by CMS related to “E-Prescribing and the Prescription Drug Program” (“E-Prescribing Regulations”). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. The final regulations adopted two standards effective January 2006. A second and final set of required standards are to be published no later than April 1, 2008 and implemented no later than April 1, 2009. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.
Claims Transmissions. Certain of our solutions assist our clients in submitting claims to payers, which claims are governed by federal and state laws. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including, for example, Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations.
Regulation of Medical Devices. The United States Food and Drug Administration (the “FDA”) has declared that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (“Act”) and amendments to the Act. As a consequence, we are subject to extensive regulation by the FDA with regard to those solutions that are actively regulated. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive. Further, it is possible that these regulatory agencies may become more active in regulating software that is used in healthcare.

There have been eight FDA inspections since 1998 at various Cerner sites. Inspections conducted at our world headquarters in 1999 and our prior Houston facility in 2002 each resulted in the issuance of an FDA Form 483 that we responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1999 and 2002. The remaining six FDA inspections, including inspections at our world headquarters in 2006, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
HIPAA requires national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and the security regulations by April 2005. As a business associate of the covered entities, we, in most instances, must also ensure compliance with the HIPAA regulations as it pertains to our clients.
The effect of HIPAA on our business is difficult to predict, and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation, or that we will be able to take advantage of any resulting business opportunities. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, research and development and other resources to modify our solutions and devices to address these evolving data security and privacy issues.
We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for healthcare information systems, healthcare devices, healthcare transactions and life sciences consulting services are intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that, despite extensive testing, errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs and loss of, or delay in, market acceptance.
We believe that the principal competitive factors in the healthcare information market include the ease of implementation, the breadth and quality of system and software solution offerings, the stability of the information system provider, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors in the healthcare solutions and services market include: Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services. There are other competitors that offer a more limited number of competing software solutions and services, including, without limitation: Allscripts Healthcare Solutions, Inc., Emdeon Corporation and Quality Systems, Inc. We view our principal competitors in the healthcare device market to include: Omnicell, Inc., Cardinal Health, Inc. and McKesson Corporation; and we view our principal competitors in the healthcare transactions market to include: ProxyMed, Inc., Emdeon Corporation, McKesson Corporation and The TriZetto Group, Inc., with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market.
In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. The pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. As a result, our success will depend upon our ability to keep pace with technological change and to introduce, on a timely and cost-effective basis, new and enhanced software solutions, devices and services that satisfy changing client requirements and achieve market acceptance.
Risks Related to the Company’s Stock
Our quarterly operating results may vary which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes, any material weaknesses identified in our internal controls, demand for our solutions, devices and services, the financial condition of our clients and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.
We recognize software revenue upon the completion of standard milestone conditions and the amount of revenue recognized in any quarter depends upon our and our clients’ abilities to meet project milestones. Delays in meeting these milestone conditions or modification of the contract could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.
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
The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, rumors about our performance or solutions, devices and services, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond our control. As a matter of policy, we do not generally comment on our stock price or rumors.
Furthermore, the stock market in general, and the markets for software, healthcare and information technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.
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
In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified board of directors, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.
Factors that may Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 2. Properties
World Headquarters
Our world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 1,006,467 gross square feet of useable space (the “Campus”), inclusive of the new data center and clinic buildings described below. As of December 30, 2006, we were using approximately 867,619 square feet of such useable space for our U.S. corporate headquarter operations and 3,687 square feet of the remaining space was leased to Executive Travel, a third party company.
In February 2006, we completed construction on the Campus of a 13,136 square foot addition to the 2901 Rockcreek Parkway building to house Healthe Clinic, a wholly-owned subsidiary, which provides primary care services for our associates and their family members.
In 2006, the Company began construction of the world headquarters Technology Center, a 135,161 square foot data center facility on the Campus. Construction is expected to be complete June 2007.
In 2004, we purchased approximately 12 acres of unimproved real estate adjacent to the Campus for campus expansion. This land was purchased to provide a secondary entry into the Campus and to provide for future building development as needed. The first phase of development was the roadway extension and second entry point into the Campus. The second phase of development is the data center facility described above. Future development of this land is undetermined at this time.
Other Properties
In February 2007, we entered into a long-term lease for 480,700 gross square feet of property located in Kansas City, Missouri. The office space, known as the Innovation Campus, will house associates from our intellectual property organizations.
In June 2005, we purchased 263,512 gross square feet of property located in Kansas City, Missouri. The office space, known as the Cerner Oaks Campus, houses associates from the CernerWorks and TechnologyWorks groups and associates of Cerner’s wholly-owned subsidiary, Healthe Exchange.
We also own property located along the north riverbank of the Missouri River, approximately two miles from the Campus. This property consists of a 96,318 gross square foot building and a 1,300-car parking garage. The building has been renovated for use as a corporate training, meeting and event center for the Company and third parties. We have also made use of the parking garage to meet overflow-parking demands on the Campus.
In 2006, we acquired leases on two additional offices in Sterling, Virginia and Blue Bell, Pennsylvania, as part of the Galt Associates, Inc. acquisition.
As of the end of February 2007, the Company leased office space in: Birmingham, Alabama; Beverly Hills and Garden Grove, California; Denver, Colorado; Overland Park, Kansas; Waltham, Massachusetts; Bel Air, Maryland; Minneapolis and Rochester, Minnesota; Kansas City, Missouri; Charlotte, North Carolina; Beaverton, Oregon; Blue Bell, Pennsylvania; and Sterling and Vienna, Virginia. The Company operates its primary solutions center (or data center) in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Sydney and Melbourne, Australia; Brussels, Belgium; London-Ontario, Canada; Paris, France; Aachen and Idstein, Germany; Hong Kong; Bangalore, India; Kuala Lumpur, Malaysia; Ngee Ann City, Singapore; Barcelona and Madrid, Spain; London and Slough, United Kingdom; and, Abu Dhabi and Dubai Internet City, United Arab Emirates.
In 2006, our Daytona Beach, Florida office was closed as we relocated many associates and/or the necessary business functions to other Company offices.
Item 3. Legal Proceedings
We have no material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 30, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2006 and 2005 as reported by The NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	2006			2005
	High	Low	Last	High	Low	Last
First quarter	$49.38	40.33	47.45	27.48	23.60	26.04
Second quarter	47.99	34.70	37.20	34.74	25.69	33.86
Third quarter	47.75	32.50	45.40	43.72	34.03	43.47
Fourth quarter	50.58	44.11	45.50	49.26	40.76	45.46
At February 23, 2007, there were approximately 1,400 owners of record. To date, the Company has paid no cash dividends and it does not intend to pay cash dividends in the foreseeable future. Management believes it is in the shareholders’ best interest for the Company to reinvest funds in the operation of the business.
Item 6. Selected Financial Data

	2006	2005	2004	2003	2002
(In thousands, except per share data)	(2)(3)	(4)(5)	(6)(7)		(8)(9)(10)
Statements of Earnings Data:
Revenues	$1,378,038	1,160,785	926,356	839,587	780,262
Operating earnings	166,167	140,436	111,464	78,097	90,820
Earnings before income taxes and cumulative effect of a change in accounting principle	167,544	135,244	107,920	71,222	80,625
Cumulative effect of a change in accounting for goodwill, net of $486 income tax benefit	—	—	—	—	(786)
Net earnings	109,891	86,251	64,648	42,791	48,022

Earnings per share: (Note 1)
Basic	1.41	1.16	.90	.61	.68
Diluted	1.34	1.10	.86	.59	.65

Weighted average shares outstanding: (Note 1)
Basic	77,691	74,144	72,174	70,710	70,916
Diluted	81,723	78,090	75,142	72,712	74,100

Balance Sheet Data:
Working capital	$444,656	391,541	310,229	246,412	282,135
Total assets	1,491,390	1,303,629	982,265	854,252	779,279
Long-term debt, excluding current installments	187,391	194,265	108,804	124,570	136,636
Shareholders’ equity	918,132	760,533	597,485	494,680	441,244

(1)	Reflects the effect of a 2-for-1 stock split distributed on January 9, 2006.

(2)	Includes share-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R. The impact of including this expense is a $11.7 million decrease, net of $7.3 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.14.

(3)	Includes a tax benefit of $2.0 million for adjustments relating to prior periods. This results in an increase to diluted earnings per share of $.02.

(4)	Includes a tax benefit of $4.8 million relating to the carryback of a capital loss generated by the sale of Zynx Health Incorporated in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for 2005.

(5)	Includes a charge for the write-off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for 2005.

(6)	Includes a gain on the sale of Zynx Health Incorporated. The impact of this gain is a $3.0 million increase in net earnings and increase to diluted earnings per share of $.04 for 2004.

(7)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.03 for 2004.

(8)	Includes a gain on the sale of shares of WebMD common stock. The impact of this gain is a $3.3 million, net of $1.9 million tax expense, increase in net earnings and an increase to diluted earnings per share of $.05 for 2002.

(9)	Includes a charge for impairment of investments. The impact of this charge is a $6.3 million, net of $3.6 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.09 for 2002.

(10)	Includes the cumulative effect of a change in accounting for goodwill. The impact of this change is a $.8 million, net of $.5 million tax benefit, decrease in net earnings and a decrease to diluted earnings per share of $.01 for 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. The Company primarily derives revenue by selling, implementing and supporting software solutions, hardware, healthcare devices and services that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We implement the healthcare solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium software solutions can be managed by the Company’s clients or in the Company’s data center via a managed services model.
Results Overview
The Company delivered strong results in 2006. Total revenues for 2006 were $1,378,038,000, an increase of 19% over 2005 revenues of $1,160,785,000. Net Earnings for 2006 were $109,891,000, an increase of 27% over 2005 net earnings of $86,251,000. Total new business bookings, which reflect the value of executed contracts for software, hardware, content subscriptions, services and managed services (hosting of clients’ software in the Company’s data center), was a Company record at $1,469,300,000 in 2006, an increase of 8% compared to $1,355,000,000 in 2005.
In 2006, the Company generated $232,718,000 of cash flow from operations, with record cash collections of approximately $1,457,600,000 and days sales outstanding (DSO) decreasing from 89 days at the end of 2005 to 87 days at the end of 2006.
Healthcare Information Technology Market
2006 continued a trend of positive developments in the healthcare information technology (HIT) marketplace and for the Company. Around the world, healthcare costs continue to rise as healthcare professionals work to uphold quality standards. The Centers for Medicare and Medicaid Services (CMS) has reported that, in the United States, healthcare represents 16 percent of the gross national product, which they project will reach 20 percent by 2015. In this climate, HIT is broadly seen as a way to curb these growing costs while improving the quality of care.
Results of Operations
Year Ended December 30, 2006, Compared to Year Ended December 31, 2005
The Company’s net earnings increased 27% to $109,891,000 in 2006 compared to $86,251,000 in 2005. Net earnings for 2006 include adjustments for approximately $1,994,000 of tax benefit for items relating to prior periods. 2006 net earnings also reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced 2006 net earnings by $11,746,000 (net of taxes). Net earnings for 2005 included an adjustment in the third quarter of 2005 related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx Health Incorporated (Zynx) of $4,794,000 and the write-off of acquired in-process research and development in the first quarter of 2005 of $3,941,000, net of a $2,441,000 tax benefit. Adjusting for these items, 2006 net earnings increased 40% to $119,643,000 compared to 2005 net earnings of $85,398,000.
Revenues - The Company’s revenues increased 19% to $1,378,038,000 in 2006 from $1,160,785,000 in 2005. The revenue composition for 2006 was $505,743,000 in system sales, $340,416,000 in support and maintenance, $492,828,000 in services and $39,051,000 in reimbursed travel.
System sales increased 12% to $505,743,000 in 2006 from $449,734,000 in 2005. Included in system sales are revenues from the sale of software, hardware and sublicensed software, installation fees, transaction processing and subscriptions. System sales growth in 2006 was driven by strong growth of software, hardware and subscriptions.

Support, maintenance and service revenues increased 23% to $833,244,000 in 2006 from $677,664,000 in 2005. Support and maintenance revenues were $340,416,000 and $296,716,000 in 2006 and 2005, respectively. Services revenues were $492,828,000 and $380,948,000 in 2006 and 2005, respectively. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services, excluding installation and remote hosting services. These increases were driven by strong performance in delivering Cerner Millennium solutions to clients and the continued success of the CernerWorks remote hosting services.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 27% in 2006 compared to 2005. This increase is due to a strong increase in new business bookings in 2006 compared to 2005. At December 30, 2006, the Company had $2,194,460,000 in contract backlog and $469,473,000 in support and maintenance backlog, compared to $1,724,583,000 in contract backlog and $415,681,000 in support and maintenance backlog at the end of 2005.
Cost of Revenues - The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 21% of total revenues in 2006 and 22% of total revenues in 2005. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from strong levels of software sales and strong growth in services that do not have a high level of associated third party costs.
Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 42% and 40% in 2006 and 2005, respectively. The increase in total sales and client service expenses to $578,050,000 in 2006 from $466,206,000 in 2005 was primarily due to an increase in personnel expenses associated with the strong growth in our professional services and managed services businesses and an increased presence in the global market. In addition, 2006 sales and client service expense includes $11,412,000 of expense related to the adoption of SFAS 123R.
Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2006 and 2005 were $262,163,000 and $225,606,000, respectively. Capitalized software costs were $60,943,000 and $62,039,000 for 2006 and 2005, respectively. Amortization of capitalized software costs was $45,750,000 and $47,888,000 in 2006 and 2005, respectively, leading to total recognized software development expense of $246,970,000 and $211,455,000 in 2006 and 2005, respectively. The increase in aggregate expenditures in software development in 2006 was due to continued development of Cerner Millennium solutions. In addition, 2006 software development expense includes $4,269,000 of expense related to the adoption of SFAS 123R.
General and Administrative - General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees and the transaction gains or losses on foreign currency. These expenses as a percent of total revenues were 7% in both 2006 and 2005. Total general and administrative expenses were $95,881,000 and $81,620,000 for 2006 and 2005, respectively. The Company had net transaction gains on foreign currency of $3,764,000 for 2006 compared to $2,700,000 for 2005. 2006 general and administrative expense includes $3,340,000 of expense related to the adoption of SFAS 123R.
Interest Expense, Net – Net interest expense was $697,000 in 2006 compared to $5,858,000 in 2005. Interest income increased to $11,877,000 in 2006 from $3,871,000 in 2005, due primarily to higher interest rates and a higher cash balance. Interest expense increased to $12,574,000 in 2006 from $9,729,000 in 2005, due primarily to a higher level of debt during 2006.
Other Income, Net - Other income was $2,074,000 in 2006 compared to $666,000 in 2005. Included in other income is income from office space leased to third parties. 2006 other income also includes a gain recorded in the first quarter of 2006 related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability. The increase in other income in 2006 was driven by this gain and by higher lease income.
Income Taxes - The Company’s effective tax rate was 34% and 36% in 2006 and 2005, respectively. Tax expense for 2006 includes benefits of approximately $1,994,000 for adjustments relating to prior periods. Tax expense for 2005 includes an adjustment that reduced tax expense related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx of $4,749,000. Adjusting for these items, the effective tax rates were 36% and 40% in 2006 and 2005, respectively.
Operations by Segment
The Company has two operating segments, Domestic and Global. Beginning in 2006 we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.
The following table presents a summary of the operating information for 2006 and 2005 (in thousands):

	Operating Segments
2006	Domestic	Global	Other	Total
Revenues	$1,166,662	207,367	4,009	1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings	$607,003	60,572	(501,408)	166,167

	Operating Segments
2005	Domestic	Global	Other	Total
Revenues	$1,043,804	113,317	3,664	1,160,785

Cost of revenues	238,096	17,189	(599)	254,686
Operating expenses	288,098	48,098	429,467	765,663

Total costs and expenses	526,194	65,287	428,868	1,020,349

Operating earnings	$517,610	$48,030	$(425,204)	$140,436

Operating earnings in the Domestic segment increased $89,393,000 for the year ended December 30, 2006 compared to the year ended December 31, 2005. Total Domestic segment revenues increased $122,858,000 in the 2006 period compared to the 2005 period driven by strong bookings growth. Costs of revenues were basically unchanged at 22% and 23% of total Domestic segment revenues for the year ended 2006 and 2005, respectively. Domestic segment operating expenses in 2006 increased $19,987,000 compared to 2005, primarily driven by spending to support growth in professional services and managed services.
Operating earnings in the Global segment increased $12,542,000 for the year ended December 30, 2006 compared to the year ended December 31, 2005. Total revenues increased $94,050,000 in the 2006 period compared to the 2005 period. 2006 revenues included approximately $69 million from the Company’s major contracts in London and Southern England. The revenues from these contracts did not change operating earnings as the Company is accounting for them using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Costs of revenues were 19% and 15% of total Global segment revenues for the year ended 2006 and 2005, respectively. The increase in costs of revenues as a percent of total revenues was driven by a much higher level of global hardware sales in 2006 compared to 2005. Operating expenses in the 2006 period increased $59,473,000 compared to the 2005 period primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Operating losses in Other increased $76,204,000 for the year ended December 30, 2006 compared to the year ended December 31, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased $75,778,000 in 2006 compared to 2005. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.
Year Ended December 31, 2005, Compared to Year Ended January 1, 2005
The Company’s net earnings increased 33% to $86,251,000 in 2005 compared to $64,648,000 in 2004. Net earnings for 2005 included an adjustment in the third quarter of 2005 related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx of $4,749,000 and the write-off of acquired in-process research and development in the first quarter of 2005 of $3,941,000, net of a $2,441,000 tax benefit. Included in 2004 net earnings are an adjustment in the third quarter of 2004 related to a prior period vacation pay accrual that reduced net earnings by $2,076,000, net of $1,270,000 of tax, and a gain on the sale of Zynx, in the first quarter of 2004 that increased net earnings by $3,023,000. Excluding these four items, 2005 net earnings would have increased 34% to $85,443,000 compared to 2004 net earnings of $63,701,000.
Revenues - The Company’s revenues increased 25% to $1,160,785,000 in 2005 from $926,356,000 in 2004. Revenues for 2005 included revenues from the acquired medical business division of VitalWorks, Inc. (VitalWorks), which closed on January 3, 2005 . Excluding the revenue from the medical business division of VitalWorks, 2005 revenues increased 18% over 2004. The revenue composition for 2005 was $449,734,000 in system sales, $296,716,000 in support and maintenance, $380,948,000 in services and $33,387,000 in reimbursed travel.
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
Cost of Revenues - The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. The cost of revenues was 22% of total revenues in 2005 and 21% of total revenues in 2004. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, services and support) components carrying different margin rates changes from period to period. The increase in the cost of revenue as a percent of total revenues resulted principally from higher levels of hardware sales at lower than historical levels of margin for hardware.
Sales and Client Service - Sales and client service expenses include salaries of client service personnel, communications expenses and unreimbursed travel expenses. Also included are sales and marketing salaries, travel expenses, tradeshow costs and advertising costs. These expenses as a percent of total revenues were 40% and 41% in 2005 and 2004, respectively. The increase in total sales and client service expenses to $466,206,000 in 2005 from $383,628,000 in 2004 was primarily due to an increase in personnel, personnel related expenses and increased presence in the global market. The decrease in this spending as a percent of total revenue reflects the Company’s ability to get better utilization of its resources and leverage this spending over a larger revenue stream.
Software Development - Software development expenses include salaries, documentation and other direct expenses incurred in software development and amortization of software development costs. Total expenditures for software development, including both capitalized and noncapitalized portions, for 2005 and 2004 were $225,606,000 and $188,264,000, respectively. These amounts exclude amortization. Capitalized software costs were $62,039,000 and $58,912,000 for 2005 and 2004, respectively. The increase in aggregate expenditures in software development in 2005 was due to continued development of Cerner Millennium solutions.
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
Interest Expense, Net - Interest income was $3,871,000 in 2005 compared to $3,022,000 in 2004. This increase is due primarily to higher interest rates, and a higher cash balance fed by cash collections. Interest expense was $9,729,000 in 2005 compared to $9,174,000 in 2004.
Other Income, Net - Other income was $666,000 in 2005 compared to $2,608,000 in 2004. Other income in 2004 included a gain on the sale of Zynx. Also included in other income are revenues from office space leased to third parties.
Income Taxes - The Company’s effective tax rate was 36% and 40% in 2005 and 2004, respectively. Tax expense for 2005 includes an adjustment that reduced tax expense related to a prior period for a tax benefit from the carry back of a capital loss generated by the sale of Zynx of $4,749,000. Excluding this adjustment, the Company’s effective tax rate was 40% for 2005.

Operations by Segment
The Company has two operating segments, Domestic and Global. Beginning in 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.

	Operating Segments
2005	Domestic	Global	Other	Total
Revenues	$1,043,804	113,317	3,664	1,160,785

Cost of revenues	238,096	17,189	(599)	254,686
Operating expenses	288,098	48,098	429,467	765,663

Total costs and expenses	526,194	65,287	428,868	1,020,349

Operating earnings	$517,610	$48,030	$(425,204)	$140,436

	Operating Segments
2004	Domestic	Global	Other	Total
Revenues	$862,276	62,426	1,654	926,356

Cost of revenues	187,114	7,582	1,652	196,348
Operating expenses	201,721	33,989	382,834	618,544

Total costs and expenses	388,835	41,571	384,486	814,892

Operating earnings	$473,441	$20,855	$(382,832)	$111,464

Operating earnings in the Domestic segment increased 9% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Total Domestic segment revenues increased 21% in the 2005 period compared to the 2004 period driven by strong bookings growth. Cost of revenues were basically unchanged at 23% and 22% of total Domestic segment revenues for the year ended 2005 and 2004, respectively. Domestic segment revenues, cost of revenues and operating expenses for 2005 included revenues from the acquired medical business division of VitalWorks, which closed on January 3, 2005. Domestic segment operating expenses in 2005 increased 43% compared to the 2004 period as a result of hiring additional personnel and the inclusion of expenses from the medical business division of VitalWorks.
Operating earnings in the Global segment increased 130% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Total revenues increased 82% in the 2005 period compared to the 2004 period. The Company’s replacement of a competitor in the Southern region of England was a large contributor to the global success in 2005, with this contract contributing more than $14 million of revenue. The revenues from this contract did not change operating earnings as the Company is accounting for it using a zero-margin approach of applying percentage-of-completion accounting until the Software Customization and development services are completed. Once software customization and development services are completed, which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Other regions in our global business also had an outstanding year. On strength in the Middle East, Asia Pacific, France and Canada, Global segment revenue grew more than 50% excluding revenue from the Company’s United Kingdom contract. Cost of revenues were 15% and 12% of total Global segment revenues for the years ended 2005 and 2004, respectively. Operating expenses in the 2005 period increased 42% compared to the 2004 period due to hiring personnel for the higher level of activity outside the United States.
Operating losses in Other increased 11% for the year ended December 31, 2005 compared to the year ended January 1, 2005. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 12% in the 2005 period compared to the 2004 period. This increase in operating expenses was due to an increase in expenses such as software development, marketing, general and administrative and depreciation in the 2005 period compared to the 2004 period. Operating expenses in the 2005 period included the write-off of acquired in-process research and development of $6,382,000.

Liquidity and Capital Resources
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At December 30, 2006 the Company had cash and cash equivalents of $162,545,000, short-term investments of $146,239,000 and working capital of $444,656,000 compared to cash and cash equivalents of $113,057,000, short-term investments of $161,230,000 and working capital of $391,541,000 at December 31, 2005.
The Company generated cash of $232,718,000, $228,865,000 and $168,304,000 from operations in 2006, 2005 and 2004, respectively. Cash flow from operations increased in 2006 due primarily to a stronger performance in net earnings and increased collections of receivables. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months to five years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we do have a standard business practice of using extended payment term arrangements and have a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2006, 2005 and 2004, the Company received total client cash collections of $1,457,600,000, $1,200,595,000 and $937,600,000, respectively, of which approximately 8%, 7% and 6% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased from 89 days at the end of 2005 to 87 days at the end of 2006. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 15% in 2006 and 23% in 2005, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities consisted primarily of the purchase of short-term investments of $161,230,000 in 2005, the acquisition of businesses of $13,731,000 in 2006 and $119,683,000 in 2005, capitalized software development costs of $61,223,000 and $62,523,000 in 2006 and 2005, respectively and purchases of capital equipment, land and buildings of $131,478,000 and $100,583,000 in 2006 and 2005, respectively. In 2006, a source of cash in investing activities consisted of net proceeds from the sale of investment of $29,112,000.
The Company’s financing activities for 2006 primarily consisted of proceeds from the exercise of options of $21,704,000 and repayment of long-term debt of $30,783,000. In 2005 the Company’s financing activities consisted primarily of the repayment of proceeds from the issuance of long-term debt of $111,827,000 and the proceeds from the exercise of stock options of $51,744,000, and repayment of a revolving line of credit and long-term debt of $91,848,000 and proceeds from a revolving line of credit of $70,000,000.
In November 2005, the Company completed a £65,000,000 ($127,322,000 at December 30, 2006) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments that commenced in December 2006. The Series B Senior notes, with a

$39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006 and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (8.25% at December 30, 2006) or LIBOR (5.32% at December 30, 2006) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of 2/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks. (See Note 2 to the consolidated financial statements.) This amount was paid in full as of December 31, 2005. At December 30, 2006, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at December 30, 2006.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, were paid in full in 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its lines of credit, will be sufficient to meet anticipated cash requirements during 2007.
The following table represents a summary of the Company’s contractual obligations and commercial commitments, excluding interest, as of December 30, 2006, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
						2012 and
Contractual Obligations (in thousands)	2007	2008	2009	2010	2011	thereafter	Total

Long-term debt obligations	18,667	13,667	34,604	27,939	27,939	82,506	205,322
Capital lease obligations	1,575	728	8	—	—	—	2,311
Operating lease obligations	17,567	15,615	12,387	10,512	10,154	45,482	111,717
Purchase obligations	13,642	3,945	1,176	484	508	—	19,755
Other	100	25	—	—	—	—	125

Total	51,551	33,980	48,175	38,935	38,601	127,988	339,230
The Company is currently constructing a new data center on its campus in North Kansas City, Missouri at an approximate cost of $60,000,000 of which approximately $34,000,000 has been spent as of December 30, 2006. This commitment is not included in the above table. The construction is expected to be completed in 2007.
The effects of inflation on the Company’s business during 2006, 2005 and 2004 were not significant.

Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows registrants to record a one time cumulative effect adjustment to beginning retained earnings in the year of adoption to correct errors existing in prior years deemed to be material in the current year that previously had been considered immaterial. SAB 108 is effective for the fiscal year ending December 30, 2006. The Company assessed the impact of adoption of SAB 108 on its consolidated financial statements and determined there were no uncorrected misstatements deemed to be material under the new interpretive guidance provided in SAB108.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of adoption of FIN 48 on its results of operations and its financial position and was required to adopt FIN 48 as of the first day of the 2007 fiscal year.
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
Revenue Recognition
The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SOP 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Key factors in the Company’s revenue recognition model are management’s assessments that installation services are essential to the functionality of the Company’s software whereas implementation services are not; and the length of time it takes for the Company to achieve its delivery and installation milestones for its licensed software. If the Company’s business model were to change such that implementation services are deemed to be essential to the functionality of the Company’s software, the period of time over which the Company’s licensed software revenue would be recognized would lengthen. The Company generally recognizes combined revenue from the sale of its licensed software and related installation services over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Additionally, if the time to achieve the Company’s delivery and installation milestones for its licensed software were to be accelerated or decelerated, its milestones would be adjusted and the timing of revenue recognition for its licensed software could materially change.
Software Development Costs
Costs incurred internally in creating computer software solutions and enhancements to those solutions are expensed until completion of a detailed program design, which is when the Company determines that technological feasibility has been established. Thereafter, all software development costs are capitalized until such time as the software solutions and enhancements are available for general release, and the capitalized costs subsequently are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the realizability of our capitalized software development costs. We historically have not experienced significant inaccuracies in computing the net realizable value of our software solutions and the difference between the net realizable value and the unamortized cost has grown over the past three years. We expect that trend to continue in the future. If we missed our estimates of net future revenues by up to 10%, the amount of our capitalized software development costs would not be impaired. Capitalized costs are amortized based on current and expected net future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the software solution. The Company is amortizing capitalized costs over five years. The five year period over which capitalized software development costs are amortized is an estimate based upon the Company’s forecast of a reasonable useful life for the capitalized costs. Historically, use of the Company’s software programs by its clients has exceeded five years and is capable of being used a decade or more.
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
Concentrations
Substantially all of the Company’s clients are integrated delivery networks, physicians, hospitals and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company’s access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.
Allowance for Doubtful Accounts
If the creditworthiness of the Company’s clients were to weaken or the Company’s collections results relative to historical experience were to decline, it could have a material adverse impact on operations and cash flows.
Goodwill
The Company accounts for its goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company again assessed its goodwill for impairment in the second quarters of 2006 and 2005 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. The Company completed nine acquisitions and one divestiture subsequent to June 30, 2001, which resulted in approximately $106 million of goodwill that was not amortized in accordance with SFAS 142. Goodwill amounted to $128,819,000 and $116,142,000 at December 30, 2006 and December 31, 2005, respectively. If future, anticipated cash flows from the Company’s reporting units that recognized goodwill do not materialize as expected the Company’s goodwill could be impaired, which would result in significant write-offs.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 30, 2006, the Company had a £65,000,000 note payable outstanding through a private placement with an interest rate of 5.54%. The note is payable in seven equal installments beginning in November 2009. Because the borrowing is denominated in pounds, the Company is exposed to movements in the foreign currency exchange rate between the U.S. dollar and the Great Britain pound. Changes in the portion of the foreign-denominated debt that was not designated as a hedging instrument were included in foreign currency transaction gains and losses and were immaterial in 2006.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Notes required by this Item are submitted as a separate part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9.A. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the Company’s assessment of its internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.
Item 9.B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 10 by reference.
The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 10 by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof.
The following table set forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 23, 2007. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	57	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	56	Vice Chairman of the Board of Directors

Earl H. Devanny, III	55	President

Paul M. Black	48	Executive Vice President and Chief Operating Officer

Douglas M. Krebs	49	Senior Vice President Cerner and General Manager of Cerner Europe, Middle East and Asia Pacific Organization

Marc G. Naughton	51	Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend	43	Executive Vice President

Mike Valentine	38	Senior Vice President and General Manager of U.S. Client Organization

Randy D. Sims	46	Vice President, Chief Legal Officer and Secretary

Julia M. Wilson	44	Vice President and Chief People Officer
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
Item 11. Executive Compensation
The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and Insider Participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Director Independence” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting of scheduled to be held May 25, 2007, and is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2007 Annual Shareholders’ Meeting scheduled to be held May 25, 2007, and is incorporated in this Item 14 by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 30, 2006 and December 31, 2005

Consolidated Statements of Operations - Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Statements of Changes in Equity Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Consolidated Statements of Cash Flows Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 30, 2006 are included herein:

Schedule II — Valuation and Qualifying Accounts,

Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description
3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003 (filed as exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated September 11, 2006 (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on September 15, 2006 and incorporated herein by reference).

4(a)	Specimen stock certificate.

4(b)	Amended and Restated Credit Agreement between Cerner Corporation and U.S. Bank N.A., LaSalle Bank National Association, Commerce Bank, N.A. and UMB Bank, N.A., dated as of November 30, 2006 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on December 6, 2006, and incorporated herein by reference).

4(c)	Cerner Corporation Note Agreement dated as of April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999, and incorporated herein by reference).

4(d)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002, and incorporated herein by reference).

4(e)	Cerner Corporation Note Purchase Agreement dated as of November 1, 2005 among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers, (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on November 7, 2005, and incorporated herein by reference).

10(a)	Indemnification Agreement Form for use between the Registrant and its Directors.*

10(b)	Employment Agreement of Earl H. Devanny, III dated August 13, 1999 (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference).*

10(c)	Employment Agreement of Neal L. Patterson dated November 10, 2005 (filed as Exhibit 99.1 to Registrant’s Form 8-K on November 17, 2005 and incorporated herein by reference).*

10(d)	Amended Stock Option Plan D of Registrant as of December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(e)	Amended Stock Option Plan E of Registrant as of December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(f)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(g)	Cerner Corporation 2004 Long-Term Incentive Plan G (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (File No. 333-125492) on June 3, 2005 and incorporated herein by reference).*

Number	Description
10(h)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(i)	Qualified Performance-Based Compensation Plan dated December 11, 2006.*

10(j)	2006 Executive Performance Plan (filed as Exhibit 99.1 to Registrant’s Form 8-K on March 16, 2006 and incorporated herein by reference).*

10(k)	Cerner Corporation Executive Deferred Compensation Plan (filed as Exhibit 10(y) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference).

10(l)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated dated September 12, 2005 (filed as Exhibit 10.1 on Form 8-K filed on September 12, 2005 and incorporated herein by reference).*

10(m)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference). *

10(n)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).*

10(o)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(p)	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement (filed as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005, and incorporated herein by reference).*

10(q)	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).*

10(r)	Time Sharing Agreements between the Registrant and Neal L. Patterson and Clifford W. Illig, both dated February 7, 2007 (filed as Exhibits 10.2 and 10.3, respectively, to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).

10(s)	Aircraft Services Agreement between the Registrant’s wholly owned subsidiary, Rockcreek Aviation, Inc., and PANDI, Inc., dated February 6, 2007 (filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).

*	Management contracts or compensatory plans or arrangements required to be identified by Item15(a)(3)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Dated: February 28, 2007	By:	/s/Neal L. Patterson Neal L. Patterson
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Neal L. Patterson Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/Clifford W. Illig Clifford W. Illig, Vice Chairman and Director	February 28, 2007

/s/Marc G. Naughton Marc G. Naughton, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/Gerald E. Bisbee, Jr. Gerald E. Bisbee, Jr., Ph.D., Director	February 28, 2007

/s/John C. Danforth John C. Danforth, Director	February 28, 2007

/s/Nancy-Ann DeParle Nancy-Ann DeParle, Director	February 28, 2007

/s/Michael E. Herman Michael E. Herman, Director	February 28, 2007

/s/William B. Neaves William B. Neaves, Ph.D., Director	February 28, 2007

/s/William D. Zollars William D. Zollars, Director	February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9.A. Controls and Procedures, that Cerner Corporation (the Corporation) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cerner Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Kansas City, Missouri
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cerner Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
(signed) KPMG LLP
Kansas City, Missouri
February 28, 2007
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

Consolidated Balance Sheets
December 30, 2006 and December 31, 2005

(In thousands except shares and per share data)	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$162,545	113,057
Short-term investments	146,239	161,230
Receivables, net	361,424	316,965
Inventory	18,084	9,585
Prepaid expenses and other	55,272	42,685
Deferred income taxes	2,423	8,109

Total current assets	745,987	651,631

Property and equipment, net	357,942	292,608
Software development costs, net	187,788	172,548
Goodwill, net	128,819	116,142
Intangible assets, net	54,428	60,448
Other assets	16,426	10,252

Total assets	$1,491,390	1,303,629

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$79,735	65,377
Current installments of long-term debt	20,242	28,743
Deferred revenue	93,699	79,890
Accrued payroll and tax withholdings	77,914	66,002
Other accrued expenses	29,741	20,078

Total current liabilities	301,331	260,090

Long-term debt	187,391	194,265
Deferred income taxes	68,693	72,922
Deferred revenue	14,557	14,533

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value,150,000,000 shares authorized, 78,392,071 and 77,011,464 shares issued in 2006 and 2005, respectively	784	770
Additional paid-in capital	376,595	325,134
Retained earnings	540,153	430,262
Accumulated other comprehensive income:
Foreign currency translation adjustments	600	4,367

Total stockholders’ equity	918,132	760,533

Commitments
Total liabilities and stockholders’ equity	$1,491,390	1,303,629

See notes to consolidated financial statements.

Consolidated Statements of Operations
For the years ended December 30, 2006, December 31, 2005 and January 1, 2005

(In thousands, except per share data)	2006	2005	2004

Revenues
System sales	$505,743	449,734	351,861
Support, maintenance and services	833,244	677,664	542,414
Reimbursed travel	39,051	33,387	32,081

Total revenues	1,378,038	1,160,785	926,356

Costs and expenses
Cost of system sales	194,646	171,073	115,803
Cost of support, maintenance and services	57,273	50,226	48,464
Cost of reimbursed travel	39,051	33,387	32,081
Sales and client service	578,050	466,206	383,628
Software development	246,970	211,455	171,589
General and administrative	95,881	81,620	63,327
Write-off of in process research and development	—	6,382	—

Total costs and expenses	1,211,871	1,020,349	814,892

Operating earnings	166,167	140,436	111,464

Other income (expense):
Interest expense, net	(697)	(5,858)	(6,152)
Other income, net	2,074	666	2,608

Total other income (expense), net	1,377	(5,192)	(3,544)

Earnings before income taxes	167,544	135,244	107,920
Income taxes	(57,653)	(48,993)	(43,272)

Net earnings	$109,891	86,251	64,648

Basic earnings per share	$1.41	1.16	0.90

Diluted earnings per share	$1.34	1.10	0.86
See notes to consolidated financial statements.

Consolidated Statements of Changes in Equity
For the years ended December 30, 2006, December 31, 2005 and January 1, 2005

					Accumulated
			Additional		Other
	Common Stock		paid-in	Retained	Comprehensive	Comprehensive
(In thousands)	Shares	Amount	capital	Earnings	Income	Income

Balance at January 3, 2004	71,108	$711	209,835	279,363	4,770

Exercise of options	2,166	22	25,524	—	—
Employee stock option compensation expense	—	—	173	—	—
Tax benefit from disqualifying disposition of stock options	—	—	9,191	—	—
Associate stock purchase plan discounts	—	—	(752)	—	—
Foreign currency translation adjustment	—	—	—	—	4,000	4,000
Net earnings	—	—	—	64,648	—	64,648

Comprehensive income						68,648

Balance at January 1, 2005	73,274	$733	243,971	344,011	8,770

Exercise of options	3,737	37	50,926	—	—
Employee stock option compensation expense	—	—	780	—	—
Tax benefit from disqualifying disposition of stock options	—	—	30,289	—	—
Associate stock purchase plan discounts	—	—	(832)	—	—
Foreign currency translation adjustment	—	—	—	—	(4,403)	(4,403)
Net earnings	—	—	—	86,251	—	86,251

Comprehensive income						81,848

Balance at December 31, 2005	77,011	$770	325,134	430,262	4,367

Exercise of options	1,381	14	21,333	—	—
Employee stock option expense	—	—	18,787	—	—
Non-employee stock option expense	—	—	959	—	—
Third party warrants	—	—	1,010	—	—
Excess tax benefit from disqualifying disposition of stock options	—	—	9,372	—	—
Foreign currency translation adjustment, net of taxes of $7,189	—	—	—	—	(3,767)	(3,767)
Net earnings	—	—	—	109,891	—	109,891

Comprehensive income						106,124

Balance at December 30, 2006	78,392	$784	376,595	540,153	600

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 30, 2006, December 31, 2005 and January 1, 2005

(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$109,891	86,251	64,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125,254	114,055	90,802
Share-based compensation expense	19,021	—	—
Gain on sale of business	—	—	(3,023)
Write-off of acquired in process research and development	—	6,382	—
Non-employee stock option compensation expense	698	—	—
Provision for deferred income taxes	2,503	(6,874)	295
Tax benefit from disqualifying dispositions of stock options	7,923	30,289	9,191
Excess tax benefits from share based compensation	(7,068)	—	—
Changes in operating assets and liabilities (net of businesses acquired):
Receivables, net	(38,918)	(22,502)	(24,747)
Inventory	(8,405)	(2,078)	3,924
Prepaid expenses and other	(22,008)	(18,781)	(20,743)
Accounts payable	14,465	14,382	9,474
Accrued income taxes	8,900	13,594	15,919
Deferred revenue	12,002	949	16,055
Other current liabilities	8,460	13,198	6,509

Total adjustments	122,827	142,614	103,656

Net cash provided by operating activities	232,718	228,865	168,304

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital equipment	(70,299)	(64,785)	(44,214)
Purchase of land, buildings, and improvements	(61,179)	(35,798)	(12,276)
Purchase of Intangibles	(254)	—	—
Acquisition of businesses, net of cash received	(13,731)	(119,683)	(1,957)
Proceeds from the sale of business	—	—	12,000
Net decrease (increase) in short-term investments	29,122	(161,230)	—
Repayment of notes receivable	—	51	1,977
Capitalized software development costs	(61,223)	(62,523)	(58,912)

Net cash used in investing activities	(177,544)	(443,968)	(103,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Financing of receivables	137	—	—
Proceeds from issuance of long-term debt	—	111,827	—
Proceeds from revolving line of credit	—	70,000	—
Repayment of revolving line of credit and long-term debt	(30,783)	(91,848)	(24,879)
Proceeds from third party warrants	1,010	—	—
Proceeds from excess tax benefits from share-based comp	7,068	—	—
Proceeds from exercise of options	21,704	51,744	25,717
Associate stock purchase plan discounts	—	(832)	(752)

Net cash provided by (used in) financing activities	(865)	140,891	86

Effect of exchange rate changes on cash	(4,821)	(2,515)	2,937
Net increase (decrease) in cash and cash equivalents	49,488	(76,727)	67,945
Cash and cash equivalents at beginning of year	113,057	189,784	121,839

Cash and cash equivalents at end of year	$162,545	113,057	189,784

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,568	8,157	8,614
Income taxes, net of refund	27,847	13,591	21,865

Noncash investing and financing activities
Issuance of note payable for unused software credits	$—	—	7,500
Acquisition of equipment through capital leases	—	89	2,075

Non-cash changes resulting from acquisitions
Increase in accounts receivable	618	11,621	1,019
Increase in property and equipment, net	205	2,355	65
Increase in goodwill and intangibles	13,599	124,921	2,187
Increase in deferred revenue	(150)	(10,979)	(1,004)
Increase in long term debt	(27)	(3,111)	(5)
Decrease in other working capital components	(514)	(5,124)	(305)

Total	13,731	119,683	1,957

See notes to consolidated financial statements.

1 Summary of Significant Accounting Policies
(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
(b) Nature of Operations - The Company designs, develops, markets, installs, hosts and supports software information technology, healthcare devices and content solutions for healthcare organizations and consumers. The Company also provides a wide range of value-added services, including implementing solutions as individual, combined or enterprise-wide systems; hosting solutions in its data center; and clinical process optimization services.
(c) Revenue Recognition - Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The components of the system sales revenues are the licensing of computer software, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software. The components of support, maintenance and service revenues are software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either remote hosting services or computer hardware and sublicensed software.
The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement. Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software arrangements using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions including project-related installation services). The Company allocates revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the software support and maintenance, hardware and sublicensed software support, remote hosting and subscriptions portions of the arrangement based on the renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the software solution, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
The Company provides project-related installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, the Company recognizes the software license and installation services fees over the software installation period using the percentage of completion method pursuant to Statement of Position 81-1 (SOP 81-1), Accounting

for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company measures the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and can occur in a short period of time or range up to one year in length.
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
Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to ten years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with the Company to host the software in its data center. Under these arrangements, the client has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to the Company to host the software. Additionally, these services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, the Company accounts for these arrangements under SOP 97-2, as prescribed by EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. The hosting and managed services are recognized as the services are performed.
The Company also offers its solutions on an application service provider (“ASP”) or a term license basis, making available Company software functionality on a remote processing basis from the Company’s data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is combined and recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third-party costs and direct software installation and implementation costs associated with the initial set up of the client on the ASP service. These costs are amortized over the term of the arrangement.
Software support fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contracted support term. Hardware and sublicensed software maintenance revenues are recognized ratably over the contracted maintenance term.
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
In the United Kingdom the Company has contracted with a third party to customize software and provide implementation and support services under a long term arrangement (nine years). Because the arrangement requires customization and development of software, and fair value for the support services does not exist in this arrangement, the entire arrangement is being accounted for as a single unit of accounting under SOP 81-1. Also, because the Company believes it is reasonably assured that no loss will be incurred under this arrangement, it is using the zero margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement. As of December 30, 2006 and December 31, 2005, approximately $69,000,000 and $14,181,000, respectively of revenue and expense has been recognized in the accompanying Consolidated Statement of Operations.
Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed and revenue has not been recognized. Long-term deferred revenue at December 30, 2006, represents amounts received from license fees, maintenance and other services to be earned or provided beginning in periods on or after December 29, 2007.
The Company incurs out-of-pocket expenses in connection with its client service activities, primarily travel, which are reimbursed by its clients. The amounts of ”out-of-pocket” expenses and equal amounts of related reimbursements were $39,051,000, $33,387,000 and $32,081,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
The Company’s arrangements with clients typically include a deposit due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to five years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, the Company has analyzed its history with these types of arrangements and has concluded that it does have a standard business practice of using extended payment term arrangements and have a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, the Company considers the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company accounts for the assignment of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Provided all revenue recognition criteria have been met, the Company recognizes revenue for these arrangements under its normal revenue recognition criteria, net of any payment discounts from financing transactions.
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
(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product. The Company is amortizing capitalized costs over five years. During 2006, 2005 and 2004, the Company capitalized $60,943,000, $62,039,000 and $62,523,000, respectively, of total software development costs of $262,163,000, $225,606,000 and $188,264,000, respectively. Amortization expense of capitalized software development costs in 2006, 2005 and 2004 was $45,750,000, $47,888,000 and $47,740,000, respectively, and accumulated amortization was $303,010,000, $255,122,000 and $207,382,000, respectively.
(f) Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.
(g) Short-term Investments – The Company’s short-term investments are primarily invested in auction rate securities which are debt and preferred stock instruments having longer-dated (in most cases, many years) legal maturities, but with interest rates that are generally reset every 28-49 days under an auction system. Because auction rate securities are frequently re-priced, they trade in the market on par-in, par-out basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value, which approximates cost. Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities. However, they have been classified as current assets as they are generally available to support the Company’s current operations. There have been no realized gains or losses on these investments.
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
(In thousands, except per share data)

	2006			2005			2004
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share
Income available to common stockholders	$109,891	77,691	1.41	$86,251	74,144	1.16	$64,648	72,174	$0.90

Effect of dilutive securities stock options	—	4,032		—	3,946		—	2,968

Diluted earnings per share

Income available to common stockholders including assumed conversions	$109,891	81,723	1.34	$86,251	78,090	1.10	$64,648	75,142	$0.86

Options to purchase 1,121,000, 166,000 and 3,138,000 shares of common stock at per share prices ranging from $33.86 to $136.86, $38.32 to $136.86 and $22.50 to $136.86, were outstanding at the end of 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.
(k) Foreign Currency - Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain (loss) resulting from foreign currency transactions is included in general and administrative expenses in the consolidated statements of operations and amounted to $3,764,000, $2,700,000 and ($479,000) in 2006, 2005 and 2004, respectively.
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
(m) Goodwill and Other Intangible Assets – The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company assesses its goodwill for impairment in the second quarter of its fiscal year. There was no impairment of goodwill in 2006 and 2005. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

(In thousands)

		December 30, 2006		December 31, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$56,663	36,031	53,307	29,690
Customer lists	5.0	47,793	19,688	45,642	10,514
Patents	17.0	6,136	1,198	1,556	133
Non-compete agreements	3.0	1,118	364	382	102

Total	5.64	$111,709	57,281	100,887	40,439

Amortization expense was $16,842,000, $17,258,000 and $6,679,000 for the years ended 2006, 2005 and 2004, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

For year ended:	2007	$16,704
	2008	14,241
	2009	12,523
	2010	2,116
	2011	25
The changes in the carrying amount of goodwill for the 12 months ended December 30, 2006 are as follows:

Balance as of December 31, 2005	$116,142
Goodwill acquired	9,298
Foreign currency translation adjustment and other	3,379

Balance as of December 30, 2006	$128,819

At December 30, 2006 and December 31, 2005, goodwill of $112,312,000 and $101,262,000 has been allocated to the Domestic segment respectively. The 2006 and 2005 amounts of goodwill allocated to the Global segment was $16,507,000 and $14,880,000, respectively.
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
(o) Concentrations – Substantially all of the Company’s cash and cash equivalents and short-term investments, are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Substantially all of the Company’s clients are integrated delivery networks, physicians, hospitals and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect the Company. The Company’s access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill supply requirements of the Company could affect future results.
(p) Accounting for Share-based payments — On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective method of adoption. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.
The impact of adopting SFAS 123R had the following cumulative effects:
(In thousands, except per share data)

December 30,
2006
Decrease in income before income taxes	$19,021
Decrease in net earnings	11,746
Decrease in cash flows from operations	7,068
Increase in cash flows from financing activities	7,068
Decrease in basic earnings per share	.15
Decrease in diluted earnings per share	.14
Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair-value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the years ended 2005 and 2004.
(In thousands, except per share data)

	2005	2004
Reported net earnings	$86,251	64,648
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(10,971)	(7,903)

Adjusted net earnings	75,280	56,745

Basic earnings per share:

Reported net earnings	$1.16	.90
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(.14)	(.11)

Adjusted net earnings	1.02	.79

Diluted earnings per share:

Reported net earnings	$1.10	.86
Less: stock-based compensation expense determined under fair-value-based method for all awards	(.14)	(.11)

Adjusted net earnings	.96	.75

(q) Reclassifications – Certain prior year amounts in our segment disclosures have been reclassified to conform to the current year presentation.
(r) Derivative Instruments and Hedging Activities — The Company follows Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Investments and Hedging Activities,” as amended, to account for its derivatives and hedging activities.
The Company has issued foreign-denominated debt to manage its foreign currency exposure related to its net investment in its subsidiary in the United Kingdom (UK). Beginning in 2006, at the beginning of each quarterly period, the Company designated a portion (between £60 million and £63 million during the year) of its debt (£65 million), that is denominated in Great Britain Pounds, to hedge its net investment in the UK. At December 30, 2006 approximately $9 million, net of approximately $6 million of tax, of increases in the debt related to changes in the foreign currency exchange rate were included in accumulated other comprehensive income. Changes in the portion of the foreign-denominated debt that was not designated as a hedging instrument were included in foreign currency transaction gains and losses and were immaterial in 2006.
(s) Recent Accounting Pronouncements — In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows registrants to record a one time cumulative effect adjustment to beginning retained earnings in the year of adoption to correct errors existing in prior years deemed to be material in the current year that previously had been considered immaterial. SAB 108 is effective for the fiscal year ending December 30, 2006. The Company assessed the impact of adoption of SAB 108 on its consolidated financial statements and determined there were no uncorrected misstatements deemed to be material under the new interpretive guidance provided in SAB 108.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of adoption of FIN 48 on its results of operations and its financial position and was required to adopt FIN 48 as of the first day of the 2007 fiscal year.
2 Business Acquisitions and Divestiture
During the three years ended December 30, 2006, the Company completed six acquisitions, which were accounted for under the purchase method of accounting. The results of each acquisition are included in the Company’s Consolidated statements of operations from the date of each acquisition.
On July 5, 2006, the Company completed the purchase of Galt Associates, Inc. (“Galt”) for $13,766,000, net of cash acquired. Galt is a provider of safety and risk management solutions for pharmaceutical, medical device and biotechnology companies. The acquisition of Galt will enhance the Company’s LifeSciences portfolio by adding solutions and services that use medical event data to monitor and manage the safety and effectiveness of various therapies. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $9,298,000 and $4,266,000 in intangible assets. The intangible assets are being amortized over periods between two and five years. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company.
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
The tax benefit, if properly recorded in 2004, would have increased 2004 net earnings by $4,794,000. As the impact to prior year’s annual consolidated financial statements was not material, the Company recorded this tax benefit of $4,794,000 in the third quarter of 2005 (an increase to 2005 net earnings of $0.06 per share on a diluted basis for the year ended December 31, 2005).
A summary of the Company’s purchase acquisitions for the three years ended December 30, 2006, is included in the following table (in millions, except share amounts):

			Goodwill
Entity Name, Description of Business			(Tax		Developed	Form of
Acquired, and Reason Business Acquired	Date	Consideration	Basis)	Intangibles	Technology	Consideration
Fiscal 2006 Acquisition
Galt Associates, Inc.	7/06	$13.7	$9.3	$2.7	$1.6	$13.7 cash

Safety and risk management software for pharmaceutical, medical device and biotechnology companies			(0)

Integrate technology into Cerner Millennium
Fiscal 2005 Acquisition
Bridge Medical, Inc.	7/05	$11	$5.4	$5.5	$2.9	$11 cash

Leader in point-of-care software market			($5.4)

Integrate technology into Cerner Millennium
DKE SARL (Axya Systemes)	5/05	$5.2	$1.2	$1.8	$1.5	$5.2 cash

Financial, Administrative, and Clinical Solutions in Europe			(0)

Integrate technology into Cerner Millennium
Medical Division of VitalWorks, Inc.	1/05	$100	$55.2	$35.1	$8.4	$100 cash

Physician Practice Solutions			($55.2)

Integrate technology into Cerner Millennium
Fiscal 2004 Acquisition
Gajema Software, LLC	8/04	$1.5	$.6	—	$.8	$1.5 cash

Laboratory information management and logistics			($.6)

Integrate technology into Cerner Millennium
Project IMPACT CCM, Inc.	2/04	$.3	$.7	—	$.6	$.3 cash

ICU performance analysis and benchmarking			(0)

Integrate technology into Cerner Millennium

Amounts allocated to intangibles are amortized on a straight-line basis over five to seven years. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.
(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

				Medical
				Division of	Project
	Galt	Bridge	Axya	VitalWorks,	IMPACT	Gajema
	Associates, Inc.	Medical, Inc.	Systemes	Inc.	CCM, Inc.	Software
Current Assets	751,000	1,172,000	2,680,000	11,404,000	644,000	72,000
Total Assets	15,372,000	15,802,000	7,209,000	120,175,000	1,867,000	1,551,000
Current Liabilities	1,606,000	4,748,000	2,244,000	17,064,000	1,050,000	51,000
Total Liabilities	1,606,000	4,783,000	2,483,000	19,877,000	1,201,000	51,000
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,100,000. Etreby is a software provider of retail pharmacy management systems. Cerner is in the process of determining its allocation of the purchase price to the net assets acquired.
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
(In thousands)

	2006	2005

Accounts receivable, net of allowance	$228,676	216,248
Contracts receivable	132,748	100,717

Total receivables, net	$361,424	316,965

Substantially all receivables are derived from sales and related support and maintenance of the Company’s clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain foreign countries. Included in receivables at the end of 2006 and 2005 are amounts due from healthcare providers located in foreign countries of $76,805,000 and $32,533,000, respectively. Consolidated revenues include foreign sales of $207,367,000, $113,314,000 and $62,426,000 during 2006, 2005 and 2004, respectively. Consolidated long-lived assets at the end of 2006 and 2005 include foreign long-lived assets of $15,055,000 and $9,723,000, respectively. Revenues and long-lived assets from any one foreign country are not material.
The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At the end of 2006 and 2005 the allowance for estimated uncollectible accounts was $14,628,000 and $18,855,000, respectively. The decline in the allowance for estimated uncollectible accounts from 2005 to 2006 was primarily driven by the improved aging of receivables, as reflected in a lower level of past due accounts as well write-off of accounts for which specific reserves had been established.
During 2006 and 2005, the Company received total client cash collections of $1,457,600,000 and $1,200,600,000, respectively, of which $108,814,000 and $82,355,000 were received from third party arrangements with non-recourse payment assignments.

4 Property and Equipment
A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:
(In thousands)

	Depreciable lives	2006	2005
Furniture and fixtures	5 – 12 yrs	$41,914	42,458
Computer and communications equipment	2 - 5 yrs	308,370	246,973
Leasehold improvements	2 – 15 yrs	95,433	69,633
Capital lease equipment	3 – 5 yrs	17,333	14,705
Land, buildings, and improvements	12 – 50 yrs	144,820	126,195
Other Equipment	5 – 20 yrs	4,299	3,310

		612,169	503,274
Less accumulated depreciation and amortization		254,227	210,666

Total property and equipment, net		$357,942	292,608

Depreciation expense for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, was $61,380,000, $49,057,000 and $41,886,000, respectively.
5 Indebtedness
In November 2005, the Company completed a £65,000,000 ($127,322,000 at December 30, 2006) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments beginning in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006 and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (8.25% at December 30, 2006) or LIBOR (5.32% at December 30, 2006) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 2/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks. (See Note 2 to the consolidated financial statements.) This amount was paid in full as of December 31, 2005. At December 30, 2006, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at December 30, 2006.

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount of 7.14% were paid in full in 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. The Company was in compliance with all covenants at December 30, 2006.
In March 2004, the Company issued a $7,500,000 promissory note to Cedars-Sinai Medical Center of which $2,500,000 was repaid in October 2004. The balance of the note will be payable on April 30, 2007.
The Company also has capital lease obligations amounting to $2,311,000, payable over the next three years.
The aggregate maturities for the Company’s long-term debt, including capital lease obligations, is as follows (in thousands):

2007	20,242
2008	14,395
2009	34,612
2010	27,939
2011	27,939
2012 and thereafter	82,506

$207,633

The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $185,154,000 and $206,904,000 at December 30, 2006 and December 31, 2005, respectively.
6 Interest Income (Expense)
A summary of interest income and expense is as follows:
(In thousands)

	2006	2005	2004

Interest income	$11,877	3,871	3,022
Interest expense	(12,574)	(9,729)	(9,174)

Interest expense, net	$(697)	(5,858)	(6,152)

7 Stock Options and Equity
At the end of 2006 and 2005, the Company had 1,000,000 shares of authorized but unissued preferred stock $.01, par value.

As of December 30, 2006, the Company had four fixed stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	2006	2005	2004

Total cost of share-based payments for the period	$19,973,000	$727,000	$225,000
Amounts capitalized in software development costs	(952,000)	—	—

Amounts charged against earnings, before income tax benefit	19,021,000	727,000	225,000

Amount of related income tax benefit recognized in earnings	$7,275,000	$278,000	$86,100

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
In addition to the stock option plans, the Company has also granted 1,708,170 other non-qualified stock options over time through December 30, 2006, under separate agreements to employees and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to ten years.
The fair value of each stock option award is estimated on the date of grant using a lattice option-pricing model for 2006 and using the Black-Scholes option-pricing model for 2005 and 2004 based on the assumptions noted in the following table. Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. Expected volatilities under the Black-Scholes model were based entirely on historical volatility. The Company uses historical data to estimate stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The expected term of stock options granted is derived from the output of the lattice option-pricing model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors. The expected term under the Black-Scholes model was determined using the simplified method of estimating the term as described in Staff

Accounting Bulletin 107. The risk-free rate used in 2006, 2005 and 2004 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the awards.

	2006	2005	2004
Expected volatility	46.83% - 48.15%	45.38% - 49.10%	67.3%
Expected term (in years)	8.0-8.7	6.6	4.7
Risk-free rate	4.9%	4.1%	4.3%
A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock option Plans D and E were in effect during 2003 and 2004; no grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options at the end of 2006, 2005 and 2004 are presented below:

	2006			2005		2004
		Weighted-	Aggregate		Weighted-		Weighted-
	Number of	average	Intrinsic	Number of	average	Number of	average
Fixed options	Shares	exercise price	Value	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	11,039,522	$18.51		14,545,148	$16.25	16,287,228	$15.19
Granted	1,044,230	42.63		1,341,286	33.77	1,787,586	22.32
Exercised	(1,352,318)	15.78		(4,272,960)	15.62	(2,165,034)	11.82
Forfeited	(298,986)	24.32		(573,952)	18.18	(1,364,632)	18.03

Outstanding at end of year	10,432,448	$21.11	$177,409,878	11,039,522	$18.51	14,545,148	$16.25

Options exercisable at year-end	5,391,750	$15.98	$116,135,878	4,813,058	$15.56	6,986,934	$15.72
The following table summarizes information about fixed and other stock options outstanding at December 30, 2006.

Options outstanding					Options exercisable
						Weighted
	Number	Weighted-average		Weighted-	Number	average		Weighted-
Range of	outstanding	remaining		average	exercisable at	remaining		average
exercise prices	at 12/30/06	contractual life		exercise price	12/30/06	contractual life		exercise price
$6.25-12.00	2,750,478	7.90	years	$9.53	1,784,766			$9.38
12.16-20.99	2,966,525	7.68		16.81	2,076,983			16.13
21.00-31.40	3,238,541	6.46		25.44	1,524,897			23.37
31.75-136.86	1,476,904	9.13		41.83	5,104			58.69

	10,432,448	7.57		21.11	5,391,750	7.44	years	15.98

The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $22.02, $17.86 and $12.88, respectively. The total intrinsic value of stock options exercised in 2006 and 2005 was $39,276,000 and $81,720,000, respectively. The Company issues new shares to satisfy option exercises.
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by the Company and associates of the Company’s United States based subsidiaries, except as provided below, shall be eligible to participate in the Plan (“Participants”). The following individuals shall be excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by the Company or its domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company Common Stock; and, (c) persons who are customarily employed by the Company for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last day of the purchase period. The purchase of the Company’s common stock is made through the ASPP on the open market and subsequently reissued to the associates. Under FAS123R, the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
The Company granted 15,000 shares of restricted stock from Plan F to members of the Board of Directors on July 6, 2004 valued at $21.16 and vesting on May 26, 2005. The Company made additional grants of restricted stock from Plan F to members of the Board of Directors during 2005. 5,000 shares of restricted stock were granted on April 4, 2005 valued at $26.19, vesting as follows: 1,666 on February 2, 2006; 1,666 on February 2, 2007; and 1,668 on February 2, 2008. 25,000 shares of restricted stock were granted on June 3, 2005 valued at $31.41, vesting on May 25, 2006. The Company granted 5,000 shares of restricted stock from Plan G to a member of the Board of Directors on June 3, 2005 valued at $31.41, vesting as follows: 1,666 on May 25, 2006; 1,666 on May 24, 2007; and 1,668 on May 22, 2008. The Company granted 5,000 shares of restricted stock from Plan F to an employee on June 13, 2005 valued at $31.79. In 2006, the Company granted: 15,000 shares of restricted stock from Plan F to members of the Board of Directors on May 26, 2006 valued at $36.61 and vesting on May 24, 2007, and 6,000 shares of restricted stock from Plan F to members of the Board of Directors on July 25, 2006 valued at $38.75 and vesting on May 24, 2007. All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an employee provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $853,000 and $780,000 in 2006 and 2005, respectively.
A summary of the Company’s nonvested shares as of December 30, 2006 is presented below:

		Weighted-Average
	Number of	Grant Date
Nonvested stock	Shares	Fair Value

Outstanding at January 1, 2006	40,000	$30.80
Granted	21,000	$37.22
Vested	(28,332)	$31.10
Forfeited	—	—

Outstanding at December 30, 2006	32,668	$34.67

As of December 30, 2006 there was $32,522,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of shares vested during 2006 was $1,031,000. The total fair value of shares vested during 2005 was $494,400.
8 Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All associates over age 18 and not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, or a Company stock fund. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Company’s expense for the plan amounted to $7,791,000, $7,130,000 and $5,994,000 for 2006, 2005 and 2004, respectively.
The Company added a discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the plan. Only participants in the Plan are eligible to receive the discretionary match contribution. For the years ended 2006, 2005 and 2004 the Company expensed $6,638,000, $5,783,000 and $5,186,000 for discretionary distributions, respectively.
9 Income Taxes
Income tax expense (benefit) for the years ended 2006, 2005 and 2004 consists of the following:
(In thousands)

	2006	2005	2004

Current:
Federal	$44,139	47,499	37,524
State	7,855	7,549	6,756
Foreign	(2,987)	819	(1,303)

Total current expense	49,007	55,867	42,977

Deferred:
Federal	6,586	(2,964)	1,712
State	(1,431)	(2,382)	174
Foreign	3,491	(1,528)	(1,591)

Total deferred expense (benefit)	8,646	(6,874)	295

Total income tax expense	$57,653	48,993	43,272

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2006 and 2005 relate to the following:
(In thousands)

	2006	2005

Deferred Tax Assets

Accrued expenses	$15,224	17,178
Separate return net operating losses	8,129	6,822
Hedge of net investment in foreign subsidiary	7,189	—
Other	4,336	3,633

Total deferred tax assets	34,878	27,633

Deferred Tax Liabilities

Software development costs	(71,035)	(65,885)
Contract and service revenues and costs	(12,881)	(7,433)
Depreciation and amortization	(17,138)	(17,389)
Other	(94)	(1,739)

Total deferred tax liabilities	(101,148)	(92,446)

Net deferred tax liability	$(66,270)	(64,813)

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are expected to be deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the benefit of these deductible differences. At December 30, 2006, the Company has net operating loss carryforwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $21.3 million which are available to offset future Federal taxable income, if any, through 2020.

The effective income tax rates for 2006, 2005 and 2004 were 34%, 36%, and 40%, respectively. These effective rates differ from the federal statutory rate of 35% as follows:
(In thousands)

	2006	2005	2004

Tax expense at statutory rates	$58,640	47,335	37,772
State income tax, net of federal benefit	4,176	4,396	3,507
Zynx tax benefit adjustment	—	(4,794)	1,551
Prior period adjustment	(1,994)	—	—
Other, net	(3,169)	2,056	442

Total income tax expense (benefit)	$57,653	48,993	43,272

The 2006 tax expense includes the recognition of approximately $1,994,000 of tax benefits for items related to prior periods. The adjustments were recorded primarily to recognize tax credits taken on prior income tax returns and to correct an error in prior years’ effective foreign tax rate. These differences have accumulated over several years, and the impact to any one of these prior years is insignificant.
Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2006, 2005 and 2004 benefits of $9,372,000, $30,289,000 and $9,191,000, respectively, are treated as increases to additional paid-in capital.
10 Related Party Transactions
The Company leases an airplane from a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig. the Company’s Chairman/CEO and Vice Chairman of the Board, respectively. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2006 and 2005, respectively, the Company paid an aggregate of $670,000 and $812,000 for the rental of the airplane. The airplane is used principally by Mr. Paul Black, Chief Operating Officer, and Mr. Trace Devanny, President, to make client visits.
11 Commitments
The Company leases space to unrelated parties in its North Kansas City headquarters complex and in other business locations under noncancelable operating leases. Included in other revenues is rental income of $305,000, $583,000 and $63,000 in 2006, 2005 and 2004, respectively.
The Company is committed under operating leases for office space and computer equipment through December 2023. Rent expense for office and warehouse space for the Company’s regional and global offices for 2006, 2005, and 2004 was $11,391,000, $9,056,000 and $6,470,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

Aggregate
minimum
future
Years	payments

2007	17,567
2008	15,615
2009	12,387
2010	10,512
2011	10,154
2012 and thereafter	45,482
12 Segment Reporting
The Company has two operating segments, Domestic and Global. Beginning in 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative and depreciation that have not been allocated to the operating segments. The Company does not track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the years ended December 30, 2006 and December 31, 2005.

	Operating Segments
2006	Domestic	Global	Other	Total
Revenues	$1,166,662	207,367	4,009	1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings	$607,003	60,572	(501,408)	166,167

	Operating Segments
2005	Domestic	Global	Other	Total
Revenues	$1,043,804	113,317	3,664	1,160,785

Cost of revenues	238,096	17,189	(599)	254,686
Operating expenses	288,098	48,098	429,467	765,663

Total costs and expenses	526,194	65,287	428,868	1,020,349

Operating earnings	$517,610	$48,030	$(425,204)	$140,436

	Operating Segments
2004	Domestic	Global	Other	Total
Revenues	$862,276	62,426	1,654	926,356

Cost of revenues	187,114	7,582	1,652	196,348
Operating expenses	201,721	33,989	382,834	618,544

Total costs and expenses	388,835	41,571	384,486	814,892

Operating earnings	$473,441	$20,855	$(382,832)	$111,464

13 Accrued Vacation Pay Adjustment
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
14 Stock Split
On December 14, 2005 the Company’s Board of Directors announced a two-for-one stock split, payable on January 9, 2006 in the form of a one hundred percent (100%) stock dividend to shareholders of record on December 30, 2005. In connection with the stock split, a portion of the distribution of the stock dividend came from 1,502,999 treasury shares previously reflected in the consolidated balance sheets. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented. The number of common shares issued and outstanding at December 31, 2005 previously presented in the Company’s 2005 Annual Report on Form 10-K was overstated by 1,502,999 shares. This has been corrected in the accompanying consolidated balance sheet and statement of changes in equity noting the correct number of common shares issued and outstanding at December 31, 2005, January 1, 2005 and January 3, 2004 was 77,011,464, 73,273,938 and 71,108,730, respectively.

15 Quarterly Results (unaudited)
Selected quarterly financial data for 2006 and 2005 is set forth below:
(In thousands, except per share data)

				Basic	Diluted
		Earnings	Net	Earnings	Earnings
	Revenues	before income taxes	earnings	per share (5)	per share (5)

2006 quarterly results: (1)

April 1	$321,224	33,426	20,144	.26	.25
July 1	330,572	39,368	23,873	.31	.29
Sept. 30	345,452	43,831	26,728	.34	.33
December 30 (2)	380,790	50,919	39,146	.50	.48

Total	$1,378,038	167,544	109,891

2005 quarterly results:

April 2 (3)	$262,354	20,941	12,520	.17	.16
July 2	277,815	32,889	19,803	.27	.26
October 1 (4)	294,622	36,149	26,556	.36	.34
December 31	325,814	45,265	27,372	.36	.34

Total	$1,160,785	135,244	86,251

(1)	Includes share-based compensation expense. The impact of this expense a decrease in net earnings and a decrease to diluted earnings per share by quarter as follows.

(In millions, except per share data)

	Net earnings,
	net of tax	Tax	Diluted Earnings
	benefit	benefit	per share

2006 quarterly results:
April 1	$2.9	1.8	.03
July 1	3.1	2.0	.04
Sept. 30	2.9	1.8	.03
December 30	2.8	1.7	.03

(2)	Includes a tax benefit of $7.9 million related to the extension of the Federal research and development credit, the recognition of certain state tax benefits and adjustments to correct certain federal and foreign items unrelated to the fourth quarter of 2006. This results in an increase to diluted earnings per share of $.10.

(3)	Includes a charge for the write-off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for the first quarter and 2005.

(4)	Includes a tax benefit of $4.8 million relating to the carryback of a capital loss generated by the sale of Zynx Health Incorporated in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for the third quarter and 2005.

(5)	Reflects the effect of a split distributed on January 9, 2006.

Cerner Corporation
Valuation and Qualifying Accounts	Schedule II

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended January 1, 2005

Doubtful Accounts and Sale Allowances	$12,056,000	$8,144,000	$—	$(2,617,000)	$17,583,000

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period

For Year Ended December 31, 2005

Doubtful Accounts and Sale Allowances	$17,583,000	$5,758,000	$3,136,000	$(7,622,000)	$18,855,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 30, 2006

Doubtful Accounts and Sale Allowances	$18,855,000	$3,258,000	$34,000	$(7,519,000)	$14,628,000

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
Under date of February 28, 2007, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 30, 2006, which are included in the Corporation’s 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Our report dated February 28, 2007 on the consolidated financial statements contains an explanatory paragraph that states that as discussed in Note 1 to the consolidated financial statements the Corporation adopted Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment” effective January 1, 2006.
(signed) KPMG LLP

Kansas City, Missouri February 28, 2007