Form 10-Q
period 2007-03-31
CERNER CORP /MO/
filed 2007-05-10
CIK 804753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
There were 79,134,208 shares of Common Stock, $.01 par value, outstanding at April 28, 2007.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item I. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
(In thousands, except per share data)	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$146,389	$162,545
Short-term investments	130,387	146,239
Receivables, net	358,279	361,424
Inventory	12,996	18,084
Prepaid expenses and other	60,879	55,272
Deferred income taxes	5,626	2,423

Total current assets	714,556	745,987

Property and equipment, net	397,288	357,942
Software development costs, net	190,358	187,788
Goodwill, net	142,754	128,819
Intangible assets, net	59,949	54,428
Other assets	17,640	16,426

Total assets	$1,522,545	$1,491,390

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$80,133	$79,735
Current installments of long-term debt	19,806	20,242
Deferred revenue	88,235	93,699
Accrued payroll and tax withholdings	77,051	77,914
Other accrued expenses	8,063	29,741

Total current liabilities	273,288	301,331

Long-term debt	187,976	187,391
Deferred income taxes	69,669	68,693
Deferred revenue	17,033	14,557

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 79,060,865 shares issued at March 31, 2007 and 78,392,071 issued at December 30, 2006	791	784
Additional paid-in capital	403,777	376,595
Retained earnings	567,733	540,153
Accumulated other comprehensive income:
Foreign currency translation adjustment	992	600

Total stockholders’ equity	973,293	918,132

Commitments
Total liabilities and stockholders’ equity	$1,522,545	$1,491,390

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share data)	2007	2006

Revenues:
System sales	$122,870	$116,850
Support, maintenance and services	233,889	195,585
Reimbursed travel	9,093	8,789

Total revenues	365,852	321,224

Costs and expenses:
Cost of system sales	47,000	46,165
Cost of support, maintenance and services	16,370	13,064
Cost of reimbursed travel	9,093	8,789
Sales and client service	157,158	139,524
Software development	65,823	59,017
General and administrative	26,455	22,671

Total costs and expenses	321,899	289,230

Operating earnings	43,953	31,994

Other income (expense):
Interest expense, net	120	(693)
Other income (expense), net	(322)	2,125

Total other income (expense), net	(202)	1,432

Earnings before income taxes	43,751	33,426
Income taxes	(16,171)	(13,282)

Net earnings	$27,580	$20,144

Basic earnings per share	$0.35	$0.26

Basic weighted average shares outstanding	78,711	77,156

Diluted earnings per share	$0.33	$0.25

Diluted weighted average shares outstanding	82,648	81,406
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,580	$20,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,671	29,907
Share-based compensation expense	3,811	4,715
Non-employee stock option compensation expense	212	—
Provision for deferred income taxes	976	1,141
Tax benefit from stock options	8,686	4,419
Excess tax benefits from share based compensation	(6,134)	(3,080)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	5,477	(3,591)
Inventory	5,155	(2,698)
Prepaid expenses and other	(3,780)	(10,684)
Accounts payable	(7,432)	(884)
Accrued income taxes	(21,978)	1,522
Deferred revenue	(3,523)	9,643
Other accrued liabilities	(543)	635

Total adjustments	15,598	31,044

Net cash provided by operating activities	43,178	51,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(21,398)	(21,187)
Purchase of land, buildings and improvements	(28,712)	(16,494)
Purchase of intangibles	(335)	—
Acquisition of businesses, net of cash acquired	(25,367)	—
Purchases of short-term investments	(225,450)	(120,297)
Maturities of short-term investments	241,937	107,525
Capitalized software development costs	(16,184)	(15,749)

Net cash used in investing activities	(75,509)	(66,202)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of revolving line of credit and long-term debt	(437)	(2,887)
Proceeds from excess tax benefits from share based compensation	6,134	3,080
Proceeds from exercise of options	11,302	5,849

Net cash provided by financing activities	16,999	6,042

Effect of exchange rate changes on cash	(824)	(196)

Net decrease in cash and cash equivalents	(16,156)	(9,167)
Cash and cash equivalents at beginning of period	162,545	113,057

Cash and cash equivalents at end of period	$146,389	$103,890

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$45	$73
Income taxes, net of refund	28,360	6,707

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	930	—
Increase in property and equipment, net	391	—
Increase in goodwill and intangibles	23,094	—
Increase in deferred revenue	476	—
Increase in other working capital components	476	—

Total	$25,367	$—

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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $27,972,000 and $21,008,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. On January 1, 2007, the Company designated all of its GBP-denominated long-term debt (GBP 65,000,000) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the USD and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net gain totaled approximately $762,000 and $836,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.
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

	Three Months Ended			Three Months Ended
	March 31, 2007			April 1, 2006
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$27,580	78,711	$0.35	$20,144	77,156	$0.26
Effect of dilutive securities:
Stock options	—	3,937		—	4,250

Diluted earnings per share:
Income available to common stockholders including

assumed conversions	$27,580	82,648	$0.33	$20,144	81,406	$0.25

Options to purchase 1,073,000 and 551,000 shares of common stock at per share prices ranging from $36.64 to $136.86 and $33.86 to $136.86 were outstanding at the three months ended March 31, 2007 and April 1, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
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
As of March 31, 2007, the Company had four fixed stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2007	April 1, 2006

Total cost of share-based payments for the period	$4,090	$4,954
Amounts capitalized in software development costs	(279)	(239)

Amounts charged against earnings, before income tax benefit	$3,811	$4,715

Amount of related income tax benefit recognized in earnings	$1,458	$1,803

A summary of the stock option activity of the Company’s four fixed stock option and equity plans as of March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

	Three Months Ended March 31, 2007
		Weighted-Average	Aggregate
Fixed Options	Number of Shares	Exercise Price	Intrinsic Value(1)

Outstanding at the beginning of the year	10,432,448	$21.11
Granted	237,300	53.73
Exercised	(667,085)	16.96
Forfeited	(104,198)	27.12

Outstanding at March 31, 2007	9,898,465	$22.12	$276,977,007

Options exercisable at March 31, 2007	5,133,779	$16.09	$174,155,140

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of March 31, 2007
The weighted-average grant date fair value of stock options granted during the first quarter of 2007 and 2006 was $29.07 and $22.43, respectively. The total intrinsic value of stock options exercised during the first quarter of 2007 and 2006 was $22,831,000 and $11,554,000, respectively. The Company issues new shares to satisfy option exercises.
As of March 31, 2007, there was $33,673,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.
(4)	Business Acquisition and Divestiture
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,120,000, which was reduced by approximately $1,600,000 for a working capital adjustment subsequent to March 31, 2007. Etreby is a software provider of retail pharmacy management systems. The acquisition of Etreby will expand the Company’s pharmacy systems portfolio. The operating results of Etreby were combined with those of the Company as of the purchase date of February 22, 2007. Unaudited pro forma results of operations are not presented because the acquisition was immaterial to the Company’s operating results and financial position. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $13,494,000 and $9,353,000 in intangible assets consisting primarily of purchased software and customer lists. The intangible assets are being amortized over five years. The allocation of the purchase price is preliminary until management completes its evaluation of the fair value of the net assets acquired.

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

	March 31,	December 30,
(In thousands)	2007	2006

Accounts receivable, net of allowance	$217,716	$228,676
Contracts receivable	140,563	132,748

Total receivables, net	$358,279	$361,424

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At March 31, 2007 and December 30, 2006, the allowance for estimated uncollectible accounts was $15,238,000 and $14,628,000, respectively.
During the first three months of 2007 and 2006, the Company received total client cash collections of $395,229,000 and $341,510,000, respectively, of which $19,904,000 and $20,961,000 were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	March 31, 2007		December 30, 2006
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
		(In thousands)
Purchased software	5.0	$59,222	$38,033	$56,663	$36,031
Customer lists	5.0	54,073	22,137	47,793	19,688
Patents	17.0	6,679	1,208	6,136	1,198
Non-compete agreements	3.0	1,838	485	1,118	364

Total	5.63	$121,812	$61,863	$111,709	$57,281

Aggregate amortization expense for the three months ended March 31, 2007 and April 1, 2006 was $4,582,000 and $4,453,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For the remaining nine months:	2007	$13,922
For year ended:	2008	16,422
	2009	14,522
	2010	3,993
	2011	2,139
The changes in the carrying amount of goodwill for the three months ended March 31, 2007, are as follows:

(In thousands)
Balance as of December 30, 2006	$128,819
Goodwill acquired	13,494
Foreign currency translation adjustment and other	441

Balance as of March 31, 2007	$142,754

(7)	Uncertain Tax Positions
On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This interpretation clarifies how companies calculate and disclose uncertain tax positions. The effect of adopting this interpretation did not impact any previously recorded amounts for unrecognized tax benefits.
As of January 1, 2007, the Company had $1,150,000 of accrued interest recorded related to the underpayment of income taxes. The Company classifies interest and penalties as income tax expense in its consolidated statement of earnings, which is consistent with how the Company previously classified interest and penalties related to the underpayment of income taxes. No accrual for tax penalties was recorded upon adoption of FIN 48.
The total amount of unrecognized tax benefits was $12,150,000 as of January 1, 2007. All of this amount, if recognized, would affect the effective tax rate. The Internal Revenue Service (IRS) has examined the Company’s tax returns through the 2004 tax year. The Company continues to have ongoing discussions with the IRS and other tax authorities to resolve some of the disputes related to tax positions and tax credits the Company has taken on its previously filed tax returns. Depending on the results of those discussions, which are expected to be finalized in 2007, it is reasonably possible that the Company’s accrual for unrecognized tax benefits could change by approximately $3,000,000 from its current estimate in the next twelve months.
(8)	Segment Reporting
The Company has two operating segments, Domestic and Global. Beginning in the second quarter of 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation that have not been allocated to the operating segments. The Company does not track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended March 31, 2007 and April 1, 2006.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 31, 2007
Revenues	$297,954	$66,759	$1,139	$365,852

Cost of revenues	56,832	15,525	106	72,463
Operating expenses	77,073	34,998	137,365	249,436

Total costs and expenses	133,905	50,523	137,471	321,899

Operating earnings	$164,049	$16,236	$(136,332)	$43,953

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended April 1, 2006
Revenues	$277,816	$42,158	$1,250	$321,224

Cost of revenues	60,419	7,545	54	68,018
Operating expenses	78,081	20,635	122,496	221,212

Total costs and expenses	138,500	28,180	122,550	289,230

Operating earnings	$139,316	$13,978	$(121,300)	$31,994

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
Results Overview
The Company delivered strong levels of new business bookings, revenue and earnings in the first quarter of 2007. New business bookings revenue, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), in the first quarter was $353.0 million, which is up 35% over the first quarter of 2006, and an all-time high level for bookings in the first quarter. Revenues for the first quarter of 2007 increased 14% to $365.9 million compared to $321.2 million in the year-ago quarter.
First quarter 2007 net earnings were $27.6 million, and diluted earnings per share were $0.33. First quarter 2006 net earnings were $20.1 million and diluted earnings per share were $0.25. First quarter 2007 and 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced first quarter 2007 net earnings and diluted earnings per share by $2.3 million and $0.03, respectively, and first quarter 2006 earnings and diluted earnings per share by $2.9 million and $0.03, respectively.
The Company had strong cash collections of receivables of $395.2 million in the first quarter of 2007 compared to $341.5 million in the first quarter of 2006 and lowered days sales outstanding to 89 days compared to 91 days in the first quarter of 2006. Operating cash flows for the first quarter of 2007 were $43.2 million compared to $51.2 million in the first quarter of 2006.
Healthcare Information Technology Market
The Company believes the market for healthcare information technology (HIT) remains good. In the United States, The Centers for Medicare and Medicaid Services (CMS) has reported that healthcare represents 16% of the gross national product, and they project it will reach 20% by 2015. This unsustainable trend is not isolated to just the United States as most other countries are experiencing similar increases in healthcare costs. This is a favorable environment for HIT as it is broadly seen as a way to curb these growing costs while also improving the quality of care.

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006
The Company’s net earnings increased 37% to $27,580,000 in the three-month period ended March 31, 2007 from $20,144,000 for the three-month period ended April 1, 2006. First quarter 2006 and 2007 net earnings include the impact of adopting SFAS No. 123R, which requires the expensing of stock options. The adoption of SFAS 123R reduced net earnings in the first quarter of 2007 and 2006 by $2,353,000, net of $1,458,000 tax benefit and $2,912,000, net of $1,803,000 tax benefit, respectively. Excluding the impact of adopting SFAS 123R, net earnings increased 30% in the first quarter of 2007 to $29,933,000 compared to $23,056,000 in the first quarter of 2006.
Revenues increased 14% to $365,852,000 for the three-month period ended March 31, 2007 from $321,224,000 for the three-month period ended April 1, 2006. The revenue composition for the first quarter of 2007 was $122,870,000 in system sales, $93,912,000 in support and maintenance, $139,977,000 in services and $9,093,000 in reimbursed travel.
System sales revenues increased 5% to $122,870,000 for the three-month period ended March 31, 2007 from $116,850,000 for the corresponding period in 2006. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions.
Support, maintenance and service revenues increased 20% to $233,889,000 during the first quarter of 2007 from $195,585,000 during the same period in 2006. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Support and maintenance revenues were $93,912,000 and $80,286,000 for the first quarter of 2007 and 2006, respectively. Service revenues were $139,977,000 and $115,299,000 for the first quarter of 2007 and 2006, respectively. The increases in support, maintenance and services revenues were driven by a strong performance of the professional services business in delivering Cerner Millennium solutions to clients as well as strong growth in managed services.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 30% in the first quarter of 2007 compared to the first quarter of 2006. This increase was driven by good growth in new business bookings during the past four quarters, including continued strong levels of Managed Services bookings that typically have longer contract terms. On March 31, 2007, the Company had $2,284,626,000 in contract backlog and $490,235,000 in support and maintenance backlog, compared to $1,753,620,000 in contract backlog and $430,493,000 in support and maintenance backlog on April 1, 2006.
The cost of revenues was 20% of total revenues in the first quarter of 2007 and 21% in the first quarter of 2006. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Sales and client service expenses as a percent of total revenues were 43% in the first quarter of 2007 and 2006. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses and expense for share-based payment. Also included are sales and marketing salaries, trade show costs and advertising costs. The increase in total sales and client service expenses to $157,158,000 in the first quarter of 2007 from $139,524,000 in the same period of 2006 was primarily attributable to an increase in personnel expense and marketing related expenses. Sales and client service expenses include expenses related to share-based payments of $2,358,000 and $2,811,000 in the first quarter of 2007 and 2006, respectively.
Software development expenses include salaries, documentation, expense for share-based payment and other direct expenses incurred in product development and amortization of software development costs.

Total expenditures for software development, including both capitalized and noncapitalized portions, for the first quarter of 2007 and 2006 were $68,517,000 and $64,200,000, respectively. These amounts exclude amortization. Capitalized software costs were $16,024,000 and $15,988,000 for the first quarter of 2007 and 2006, respectively. These amounts exclude amortization. Capitalized software costs for the first quarter of 2007 and 2006 include $279,000 and $239,000 of capitalized expense related to share-based payments. Amortization of capitalized software costs were $13,330,000 and $10,805,000 for the first quarter of 2007 and 2006, respectively. The increase in aggregate expenditures for software development in 2007 is due to continued development of Cerner Millennium software solutions. Software development expenses include expenses related to share-based payments of $767,000 and $1,132,000 in the first quarter of 2007 and 2006, respectively.
General and administrative expenses as a percent of total revenues were 7% in the first quarter of 2007 and 2006. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. Total general and administrative expenses for the first quarter of 2007 and 2006 were $26,455,000 and $22,671,000, respectively. General and administrative expenses include expenses related to share-based payments of $687,000 and $773,000 in the first quarter of 2007 and 2006, respectively. This increase in total general and administrative expense is due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. The Company had net transaction gains on foreign currency of $497,000 for 2007 compared to net transaction gains on foreign currency of $202,000 for 2006.
Net interest income was $120,000 in the first quarter of 2007 compared to net interest expense of $693,000 in the first quarter of 2006. This decrease is due to a reduction in long-term debt.
Other expense was a loss of $322,000 in the first quarter of 2007 compared to other income of $2,125,000 in the first quarter of 2006. In the first quarter of 2006 a gain was recorded related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.
The Company’s effective tax rate for the first quarter of 2007 and 2006 was 37% and 40%, respectively. The change in tax rate is related to the change in federal tax laws related to the Research and Development Credit and the Domestic Production Activities Deduction. The Federal Research and Development Tax Credit was reinstated in the fourth quarter of 2006, therefore, the benefits of the credit were not included in the effective tax rate for the first quarter of 2006. The Domestic Production Activities Deduction increased from 3% in 2006 to 6% in 2007.
Operations by Segment
The Company has two operating segments, Domestic and Global. Beginning in the second quarter of 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.
The following table presents a summary of the operating information for the three months ended March 31, 2007 and April 1, 2006:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 31, 2007
Revenues	$297,954	$66,759	$1,139	$365,852

Cost of revenues	56,832	15,525	106	72,463
Operating expenses	77,073	34,998	137,365	249,436

Total costs and expenses	133,905	50,523	137,471	321,899

Operating earnings	$164,049	$16,236	$(136,332)	$43,953

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended April 1, 2006
Revenues	$277,816	$42,158	$1,250	$321,224

Cost of revenues	60,419	7,545	54	68,018
Operating expenses	78,081	20,635	122,496	221,212

Total costs and expenses	138,500	28,180	122,550	289,230

Operating earnings	$139,316	$13,978	$(121,300)	$31,994

Operating earnings in the Domestic segment increased 18% for the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006. Total Domestic segment revenues increased 7% in the first quarter of 2007 compared to the first quarter of 2006 driven by strong bookings growth. Cost of revenues was 19% and 22% of total Domestic segment revenues for the first quarter of 2007 and 2006, respectively. The lower cost of revenues in the 2007 first quarter compared to 2006 was driven by a decline in domestic hardware sales. Domestic segment operating expenses were basically unchanged in the first three months of 2007 as compared to the first three months of 2006.
Operating earnings in the Global segment increased 16% for the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006. Total Global segment revenues increased 58% in the first quarter of 2007 compared to the first quarter of 2006. Revenues from the Company’s major contracts in England were $23,800,000 and $11,400,000 in the first quarter of 2007 and 2006, respectively. The revenues from these contracts did not affect operating earnings as the Company is accounting for them using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Once software customization and development services are completed, which is expected in 2008, the remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement, which expires in 2014. Cost of revenues was 23% and 18% of total Global segment revenues for the first quarters of 2007 and 2006, respectively. The higher cost of revenues in the 2007 first quarter compared to 2006 was driven by an increase in global hardware sales. Operating expenses in the 2007 period increased 70% compared to the 2006 period primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Operating losses in Other increased 12% for the quarter ended March 31, 2007 compared to the quarter ended April 1, 2006. Included in Other are revenues and expenses not tracked by geographic segment. Operating expenses increased 12% in the 2007 period compared to the 2006 period. This increase in operating expenses is due to an increase in expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation in the first three months of 2007 compared to the first three months of 2006.

Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At March 31, 2007 the Company had cash and cash equivalents of $146,389,000, short-term investments of $130,387,000 and working capital of $441,268,000 compared to cash and cash equivalents of $162,545,000, short-term investments of $146,239,000 and working capital of $444,656,000 at December 30, 2006.
The Company generated cash of $43,178,000 and $51,189,000 from operations in the first quarters of 2007 and 2006, respectively. Cash flow from operations decreased in the first quarter of 2007 due primarily to an increase in income tax payments. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first quarters of 2007 and 2006, the Company received total client cash collections of $395,229,000 and $341,510,000, respectively, of which 5.0% and 6.1% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 89 days at March 31, 2007, decreasing from 91 days at April 1, 2006. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 17% in the first quarter of 2007 compared to the first quarter of 2006, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash used in investing activities in the first quarter of 2007 consisted primarily of capital purchases of $50,110,000, which includes $21,398,000 of capital equipment and $28,712,000 of land, buildings and improvements. In addition, $25,120,000 of cash was used in the acquisition of Etreby Computer Company. Capitalized software development costs were $16,184,000 in the first quarter of 2007. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $16,487,000 in the first three months of 2007. Cash used in investing activities in the first quarter of 2006 consisted primarily of capital purchases of $37,681,000, which includes $21,187,000 of capital equipment and $16,494,000 of land, buildings and improvements. Capitalized software development costs were $15,749,000. Cash was also used to purchase $12,772,000 of investments in the first quarter of 2006, net of sales and maturities.
The Company’s financing activities for the first quarter of 2007 consisted of proceeds from the exercise of stock options of $11,302,000 and the excess tax benefits from share based compensation of $6,134,000 and repayment of debt of $437,000. For the first quarter of 2006 the Company’s financing activities consisted of proceeds from the exercise of stock options of $5,850,000 and the excess tax benefits from share based compensation of $3,080,000 and repayment of debt of $2,887,000.
The Company is currently constructing a new data center on its campus in North Kansas City at an approximate cost of $60,000,000. The construction is expected to be completed in the second quarter of 2007.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2007.
The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. The company is currently assessing the impact of adoption of SFAS 157 on its results of operations and its financial position and will be required to adopt SFAS 157 as of the first day of the 2008 fiscal year.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value. The company is currently assessing the impact of adoption of SFAS 159 on its results of operations and its financial position and will be required to adopt SFAS 159 as of the first day of the 2008 fiscal year.
Forward Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subjected to infringement claims or may be infringed upon; risks associated with our global operations; risks associated with our ability to effectively hedge exposures to fluctuation in foreign currency exchange rates; recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in the our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; trading price of our common stock may be volatile; our Board of Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Part II. Other Information
Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
May 10, 2007	By:	/s/ Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer