Form 10-Q
period 2007-06-30
CERNER CORP /MO/
filed 2007-08-09
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes  ☐     No  ☑
          There were 79,498,795 shares of Common Stock, $.01 par value, outstanding at July 27, 2007.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
(In thousands, except share data)	2007	2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$158,278	$162,545
Short-term investments	123,574	146,239
Receivables, net	364,656	361,424
Inventory	12,443	18,084
Prepaid expenses and other	57,202	55,272
Deferred income taxes	2,282	2,423

Total current assets	718,435	745,987

Property and equipment, net	443,265	357,942
Software development costs, net	193,558	187,788
Goodwill, net	143,055	128,819
Intangible assets, net	55,152	54,428
Other assets	17,397	16,426

Total assets	$1,570,862	$1,491,390

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$78,757	$79,735
Current installments of long-term debt	14,422	20,242
Deferred revenue	98,555	93,699
Accrued payroll and tax withholdings	72,470	77,914
Other accrued expenses	4,227	29,741

Total current liabilities	268,431	301,331

Long-term debt	183,974	187,391
Deferred income taxes	75,255	68,693
Deferred revenue	16,878	14,557

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 79,436,629 shares issued at June 30, 2007 and 78,392,071 issued at December 30, 2006	794	784
Additional paid-in capital	422,127	376,595
Retained earnings	598,848	540,153
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,269	600

Total stockholders’ equity	1,025,038	918,132

Commitments
Total liabilities and stockholders’ equity	$1,570,862	$1,491,390

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues:
System sales	$130,097	$114,364	$252,966	$231,214
Support, maintenance and services	246,210	206,217	480,100	401,803
Reimbursed travel	10,281	9,991	19,374	18,780

Total revenues	386,588	330,572	752,440	651,797

Costs and expenses:
Cost of system sales	55,528	40,922	102,528	87,087
Cost of support, maintenance and services	15,153	13,279	31,523	26,344
Cost of reimbursed travel	10,281	9,991	19,374	18,780
Sales and client service	165,844	141,877	323,002	281,401
Software development	62,873	60,888	128,696	119,904
General and administrative	27,887	23,702	54,342	46,373

Total costs and expenses	337,566	290,659	659,465	579,889

Operating earnings	49,022	39,913	92,975	71,908

Other income (expense):
Interest income (expense), net	424	(478)	544	(1,171)
Other income (expense), net	(415)	(67)	(737)	2,058

Total other income (expense), net	9	(545)	(193)	887

Earnings before income taxes	49,031	39,368	92,782	72,795
Income taxes	(17,916)	(15,495)	(34,087)	(28,778)

Net earnings	$31,115	$23,873	$58,695	$44,017

Basic earnings per share	$0.39	$0.31	$0.74	$0.57

Basic weighted average shares outstanding	79,223	77,524	78,967	77,340

Diluted earnings per share	$0.37	$0.29	$0.71	$0.54

Diluted weighted average shares outstanding	83,092	81,413	82,879	81,411
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$58,695	$44,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,975	59,390
Share-based compensation expense	8,197	9,799
Provision for deferred income taxes	(2,365)	2,445
Tax benefit from disqualifying dispositions of stock options	20,362	6,081
Excess tax benefits from share based compensation	(19,494)	(3,462)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	1,669	(12,504)
Inventory	5,759	(8,431)
Prepaid expenses and other	(1,060)	(11,473)
Accounts payable	(19,760)	(366)
Accrued income taxes	(16,844)	10,247
Deferred revenue	6,139	10,419
Other accrued liabilities	(7,187)	4,708

Total adjustments	47,389	66,853

Net cash provided by operating activities	106,084	110,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(53,182)	(38,359)
Purchase of land, buildings and improvements	(48,320)	(29,005)
Purchase of intangibles	(565)	—
Acquisition of businesses, net of cash acquired	(23,845)	—
Purchases of short-term investments	(297,384)	(63,502)
Maturities of short-term investments	321,121	46,525
Capitalized software development costs	(32,680)	(32,190)

Net cash used in investing activities	(134,855)	(82,577)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of revolving line of credit and long-term debt	(12,487)	(22,322)
Proceeds from excess tax benefits from share based compensation	19,494	3,462
Proceeds from exercise of options	17,536	9,560

Net cash provided by (used in) financing activities	24,543	(9,300)

Effect of exchange rate changes on cash	(39)	(7,891)

Net increase (decrease) in cash and cash equivalents	(4,267)	11,102
Cash and cash equivalents at beginning of period	162,545	113,057

Cash and cash equivalents at end of period	$158,278	$124,159

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,104	$6,497
Income taxes, net of refund	32,839	8,917
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three and six month periods are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $32,400,000 and $18,543,000 for the three months ended June 30, 2007 and July 1, 2006 and $61,364,000 and $39,551,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. The Company has designated all of its GBP-denominated long-term debt (GBP 65,000,000) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the USD and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net loss totaled approximately $2,665,000 and $3,427,000 for the three and six months ended June 30, 2007, respectively.
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

	Three Months Ended			Three Months Ended
	June 30, 2007			July 1, 2006
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$31,115	79,223	$0.39	$23,873	77,524	$0.31
Effect of dilutive securities:
Stock options	—	3,869		—	3,889

Diluted earnings per share:

Income available to common stockholders including
assumed conversions	$31,115	83,092	$0.37	$23,873	81,413	$0.29

Options to purchase 1,146,000 and 1,163,000 shares of common stock at per share prices ranging from $40.84 to $136.86 and $31.41 to $136.86 were outstanding at the three months ended June 30, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Six Months Ended			Six Months Ended
	June 30, 2007			July 1, 2006
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$58,695	78,967	$0.74	$44,017	77,340	$0.57
Effect of dilutive securities:
Stock options	—	3,912		—	4,071

Diluted earnings per share:

Income available to common stockholders including
assumed conversions	$58,695	82,879	$0.71	$44,017	81,411	$0.54

Options to purchase 1,352,000 and 861,000 shares of common stock at per share prices ranging from $38.37 to $136.86 and $31.41 to $136.86 were outstanding at the six months ended June 30, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Accounting for Share-Based Awards
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” using the modified prospective method of adoption. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.

As of June 30, 2007, the Company had four stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Total cost of share-based payments for the period	$4,718	$5,366
Amounts capitalized in software development costs	(332)	(282)

Amounts charged against earnings, before income tax benefit	$4,386	$5,084

Amount of related income tax benefit recognized in earnings	$1,678	$1,945

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Total cost of share-based payments for the period	$8,808	$10,320
Amounts capitalized in software development costs	(611)	(521)

Amounts charged against earnings, before income tax benefit	$8,197	$9,799

Amount of related income tax benefit recognized in earnings	$3,135	$3,745

A summary of the stock option activity of the Company’s four stock option and equity plans as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

	Six Months Ended June 30, 2007
		Weighted-Average	Aggregate
Options	Number of Shares	Exercise Price	Intrinsic Value (1)

Outstanding at the beginning of the year	10,432,448	$21.11
Granted	781,140	54.33
Exercised	(1,020,186)	17.19
Forfeited and Expired	(198,548)	28.34

Outstanding at June 30, 2007	9,994,854	$23.97	$314,888,606

Options exercisable at June 30, 2007	5,612,662	$16.87	$216,751,043

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of June 30, 2007.
The weighted-average grant date fair value of stock options granted during the first six months of 2007 and 2006 was $28.89 and $21.74, respectively. The total intrinsic value of stock options exercised during the first six months of 2007 and 2006 was $36,330,000 and $15,889,000, respectively. The Company issues new shares to satisfy option exercises.
As of June 30, 2007, there was $42,323,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.79 years.

(4) Business Acquisition and Divestiture
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,120,000, which was reduced by $1,587,000 for a working capital adjustment in the second quarter of 2007. Etreby is a software provider of retail pharmacy management systems. The acquisition of Etreby will expand the Company’s pharmacy systems portfolio. The operating results of Etreby were combined with those of the Company as of the purchase date of February 22, 2007. Unaudited pro forma results of operations are not presented because the acquisition was immaterial to the Company’s operating results and financial position. The preliminary allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $13,504,000 and $9,353,000 in intangible assets consisting primarily of purchased software and customer lists. The intangible assets are being amortized over five years. The goodwill was allocated to the Domestic segment and is expected to be deductible for tax purposes. The allocation of the purchase price is preliminary until management completes its identification and valuation of intangible assets acquired.
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

	June 30,	December 30,
(In thousands)	2007	2006

Accounts receivable, net of allowance	$245,967	$228,676
Contracts receivable	118,689	132,748

Total receivables, net	$364,656	$361,424

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At June 30, 2007 and December 30, 2006, the allowance for estimated uncollectible accounts was $16,170,000 and $14,628,000, respectively.
During the first six months of 2007 and 2006, the Company received total client cash collections of $832,600,000 and $696,200,000, respectively, of which $42,634,000 and $46,755,000 were received from third party arrangements with non-recourse payment assignments.
(6) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company’s 2007 review of goodwill was completed in the second quarter of 2007 and indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	June 30, 2007		December 30, 2006
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
		(In thousands)
Purchased software	5.0	$59,511	$40,374	$56,663	$36,031
Customer lists	5.0	54,097	24,798	47,793	19,688
Patents	17.0	6,721	1,214	6,136	1,198
Non-compete agreements	3.0	1,839	630	1,118	364

Total	5.63	$122,168	$67,016	$111,709	$57,281

Aggregate amortization expense for the six months ended June 30, 2007 and July 1, 2006 was $9,735,000 and $9,079,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For the remaining six months:	2007	$9,140
For year ended:	2008	16,432
	2009	14,531
	2010	5,821
	2011	4,336
The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

(In thousands)
Balance as of December 30, 2006	$128,819
Goodwill acquired	13,504
Foreign currency translation adjustment and other	732

Balance as of June 30, 2007	$143,055

(7) Income Taxes
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
The total amount of unrecognized tax benefits was $12,150,000 as of January 1, 2007. In the second quarter of 2007, new information became available to the Company that changed management’s judgment about the measurement of these unrecognized tax benefits. Based on the new information available to management, the Company reduced previously recorded reserves for tax uncertainties by $1,700,000, including interest, during the second quarter of 2007. As of June 30, 2007, the total amount of unrecognized tax benefits, including interest, was $13,300,000. All of this amount, if recognized, would affect the effective tax rate. The Internal Revenue Service (IRS) has examined the Company’s tax returns through the 2004 tax year. The Company continues to have ongoing discussions with the IRS and other tax authorities to resolve some of the disputes related to tax positions and tax credits the Company has taken on its previously filed tax returns. Depending on the results of those discussions, which are expected to be finalized in 2007, it is reasonably possible that the Company’s accrual for unrecognized tax benefits could change by approximately $1,000,000 from its current estimate in the next twelve months.

In connection with the Company’s preparation and review of its 2006 foreign tax returns, management determined that the deferred tax assets related to certain foreign net operating loss carryforwards were understated in prior periods. In the second quarter of 2007, the Company corrected this error resulting in the recognition of approximately $5,065,000 of out-of-period tax benefits. The benefits, if properly recorded in the prior periods, were determined to be immaterial to each of the prior periods to which they related.
During the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain deferred tax assets in a foreign jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $9,069,000.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended June 30, 2007 and July 1, 2006.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 30, 2007
Revenues	$300,291	$86,292	$5	$386,588

Cost of revenues	57,420	23,542	—	80,962
Operating expenses	83,405	39,069	134,130	256,604

Total costs and expenses	140,825	62,611	134,130	337,566

Operating earnings	$159,466	$23,681	$(134,125)	$49,022

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 1, 2006
Revenues	$281,829	$48,724	$19	$330,572

Cost of revenues	54,509	9,683	—	64,192
Operating expenses	78,607	25,716	122,144	226,467

Total costs and expenses	133,116	35,399	122,144	290,659

Operating earnings	$148,713	$13,325	$(122,125)	$39,913

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 30, 2007
Revenues	$599,910	$152,550	$(20)	$752,440

Cost of revenues	114,400	39,025	—	153,425
Operating expenses	163,857	74,096	268,087	506,040

Total costs and expenses	278,257	113,121	268,087	659,465

Operating earnings	$321,653	$39,429	$(268,107)	$92,975

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended July 1, 2006
Revenues	$561,145	$90,697	$(45)	$651,797

Cost of revenues	115,003	17,208	—	132,211
Operating expenses	161,843	46,859	238,976	447,678

Total costs and expenses	276,846	64,067	238,976	579,889

Operating earnings	$284,299	$26,630	$(239,021)	$71,908

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Cerner Corporation (“Cerner” or the “Company”) is headquartered in North Kansas City, Missouri. The Company primarily derives revenue by selling, implementing and supporting software solutions, hardware, healthcare devices and services that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We implement the healthcare solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium®software solutions can be managed by the Company’s clients or in the Company’s data center via a managed services model.
Results Overview
The Company delivered strong levels of new business bookings, revenue and earnings in the second quarter of 2007. New business bookings revenue, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center), in the second quarter was $486.8 million. The second quarter 2007 bookings included a $97.8 million booking related to the Company’s participation in the London and Southern regions of the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. The Company’s bookings excluding the UK booking, were $389.0 million, which is up 25% over the second quarter of 2006 and is equal to an all-time high for adjusted bookings set in the fourth quarter of 2006. Revenues for the second quarter of 2007 increased 17% to $386.6 million compared to $330.6 million in the year-ago quarter.
Second quarter 2007 net earnings were $31.1 million, and diluted earnings per share were $0.37. Second quarter 2006 net earnings were $23.9 million and diluted earnings per share were $0.29. Second quarter 2007 and 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced second quarter 2007 net earnings and diluted earnings per share by $2.7 million and $0.04, respectively, and second quarter 2006 earnings and diluted earnings per share by $3.1 million and $0.04, respectively.
The Company had strong cash collections of receivables of $437.6 million in the second quarter of 2007 compared to $354.7 million in the second quarter of 2006 and lowered days sales outstanding to 86 days compared to 91 days in the second quarter of 2006. Operating cash flows for the second quarter of 2007 were $62.9 million compared to $59.7 million in the second quarter of 2006.
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

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
The Company’s net earnings increased 30% to $31,115,000 for the quarter ended June 30, 2007, compared with $23,873,000 for the second quarter of 2006. The adoption of SFAS No. 123R, which requires the expensing of stock options, decreased net earnings in the second quarter of 2007 and 2006 by $2,708,000 net of $1,678,000 tax benefit and $3,139,000, net of $1,945,000 tax benefit, respectively.
Revenues increased 17% to $386,588,000 in the second quarter of 2007, compared with $330,572,000 for the same period in 2006. The revenue composition for the second quarter of 2007 was $130,097,000 in system sales, $97,721,000 in support and maintenance, $148,489,000 in services and $10,281,000 in reimbursed travel.
•	System sales revenues increased 14% to $130,097,000, in the second quarter of 2007, compared with $114,364,000 for the same period in 2006. This increase was primarily attributable to an increase in hardware sales. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions.

•	Support, maintenance and service revenues increased 19% to $246,210,000, in the second quarter of 2007, compared with $206,217,000 for the same period in 2006. The increases in support, maintenance and services revenues were driven by a strong performance of the professional services business in delivering Cerner Millennium solutions to clients as well as strong growth in managed services. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and service revenues is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Support and maintenance revenues	$97,721	$84,031
Service revenue	148,489	122,186

Total support, maintenance, and service revenues	$246,210	$206,217

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 36% in the second quarter of 2007 compared to the second quarter of 2006. This increase was driven by good growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s backlog is as follows:

	As of	As of
(In thousands)	June 30, 2007	July 1, 2006

Contract backlog	$2,492,797	$1,829,010
Support and maintenance backlog	512,590	440,381

Total backlog	$3,005,387	$2,269,391

The cost of revenues was 21% of total revenues in the second quarter of 2007 and 19% in the second quarter of 2006. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Total operating expenses increased 13% to $256,604,000, in the second quarter of 2007, compared with $226,467,000 for the same period in 2006. The adoption of SFAS 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Sales and client service expenses	$2,649	$3,073
Software development expense	750	1,097
General and administrative expenses	987	914

Total stock-based compensation expense	$4,386	$5,084

•	Sales and client service expenses as a percent of total revenues were 43% in the second quarter of 2007 and 2006. These expenses increased 17% to $165,844,000 in the second quarter of 2007, compared with $141,877,000 for the same period in 2006. This increase was primarily attributable to an increase in personnel and marketing related expenditures. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs.

•	Total expense for software development for the second quarter of 2007 increased 3% to $62,873,000, as compared to $60,888,000 for the same period in 2006. The increase in aggregate expenditures for software development in 2007 is due to continued development of Cerner Millennium software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Software development costs	$65,750	$66,514
Capitalized software costs	(15,902)	(16,159)
Capitalized costs related to share-based payments	(332)	(282)
Amortization of capitalized software costs	13,357	10,815

Total software development expense	$62,873	$60,888

•	General and administrative expenses as a percent of total revenues were 7% in the second quarter of 2007 and 2006. These expenses increased 18% to $27,887,000, for the quarter ended June 30, 2007, compared with $23,702,000 for the same period in 2006. This increase was due primarily to the growth of the Company’s core business, a result of acquisitions and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. The Company recorded a net transaction loss on foreign currency of $310,000 in the second quarter of 2007 compared to a net transaction gain on foreign currency of $772,000 during the second quarter of 2006.
Net interest income was $424,000 in the second quarter of 2007 compared to net interest expense of $478,000 in the second quarter of 2006. This decrease is due to a reduction in long-term debt and higher yields on cash and short-term investments.

Other expense was $415,000 and $67,000 in the second quarter of 2007 and 2006, respectively.
The Company’s effective tax rate for the second quarter of 2007 and 2006 was 37% and 39%, respectively. The change in tax rate is related to the change in federal tax laws related to the Research and Development Credit and the Domestic Production Activities Deduction. The Federal Research and Development Tax Credit was reinstated in the fourth quarter of 2006, therefore, the benefits of the credit were not included in the effective tax rate for the second quarter of 2006. The Domestic Production Activities Deduction increased from 3% in 2006 to 6% in 2007.
In connection with the Company’s preparation and review of its 2006 foreign tax returns, management determined that the deferred tax assets related to certain foreign net operating loss carryforwards were understated in prior periods. In the second quarter of 2007, the Company corrected this error resulting in the recognition of approximately $5,065,000 of out-of-period tax benefits. The benefits, if properly recorded in the prior periods, were determined to be immaterial to each of the prior periods to which they related. In addition, during the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain deferred tax assets in a foreign jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $9,069,000. Also, in the second quarter of 2007, new information became available to the Company that changed management’s judgment about the measurement of the unrecognized tax benefits under FIN 48. Based on the new information available to management, the Company reduced previously recorded reserves for tax uncertainties by $1,700,000, including interest. The net impact of the reduction of previously recorded reserves for tax uncertainties, the correction of foreign net operating losses and the recognition of a deferred tax asset valuation allowance was an increase to tax expense of $2,304,000 in the second quarter of 2007.
Operations by Segment
The Company has two operating segments, Domestic and Global. Beginning in the second quarter of 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.
The following table presents a summary of the operating information for the three months ended
June 30, 2007 and July 1, 2006:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 30, 2007
Revenues	$300,291	$86,292	$5	$386,588

Cost of revenues	57,420	23,542	—	80,962
Operating expenses	83,405	39,069	134,130	256,604

Total costs and expenses	140,825	62,611	134,130	337,566

Operating earnings	$159,466	$23,681	$(134,125)	$49,022

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 1, 2006
Revenues	$281,829	$48,724	$19	$330,572

Cost of revenues	54,509	9,683	—	64,192
Operating expenses	78,607	25,716	122,144	226,467
Total costs and expenses	133,116	35,399	122,144	290,659

Operating earnings	$148,713	$13,325	$(122,125)	$39,913

Domestic Segment
Operating earnings increased 7% for the quarter ended June 30, 2007, compared to the quarter ended July 1, 2006.
•	Revenues increased 7% in the second quarter of 2007, compared to the same period in 2006. This increase was primarily driven by strong bookings growth.

•	Cost of revenues was 19% of revenues in the second quarter of 2007 and 2006.

•	Operating expenses increased 6% for the three months ended June 30, 2007, as compared to the three months ended July 1, 2006, due primarily to growth in managed services.
Global Segment
Operating earnings increased 78% for the quarter ended June 30, 2007, compared to the quarter ended July 1, 2006.
•	Revenues increased 77% in the second quarter of 2007 compared to the same period in 2006. This increase was primarily driven by an increase in the Company’s major contracts in England. These contracts generated $25,800,000 and $15,000,000 of revenues in the second quarter of 2007 and 2006, respectively. The revenues from these contracts did not affect operating earnings as the Company is accounting for them using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Software customization and development services are expected to be completed in 2008. At that time, the remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues were 27% in the second quarter of 2007, compared with 20% in the same period of 2006. The higher cost of revenues in the 2007 was driven by an increase in global hardware sales.

•	Operating expenses for the three months ended June 30, 2007 increased 52%, compared to the three months ended July 1, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses not tracked by geographic segment, Operating losses increased 10% in the second quarter of 2007 compared to the same period in 2006. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
The Company’s net earnings increased 33% to $58,695,000, for the six-month period ended June 30, 2007, compared with $44,017,000 for the same period in 2006. The adoption of SFAS No. 123R, which requires the expensing of stock options decreased net earnings year to date June 30, 2007 and July 1, 2006, by $5,062,000, net of $3,135,000 tax benefit and $6,054,000, net of $3,745,000 tax benefit, respectively.
Revenues increased 15% to $752,440,000, for the six-month period ended June 30, 2007, compared with $651,797,000 for the same period in 2006. The revenue composition for the first six months of 2007 was $252,966,000 in system sales, $191,633,000 in support and maintenance, $288,467,000 in services and $19,374,000 in reimbursed travel.
•	System sales revenues increased 9% to $252,966,000, for the six-month period ended June 30, 2007, compared with $231,214,000 for the same period in 2006. The increase is primarily attributable to an increase in hardware sales. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions.

•	Support, maintenance and service revenues increased 19% to $480,100,000, for the six-month period ended June 30, 2007, compared with $401,803,000 for the same period in 2006. The increases in support, maintenance and services revenues were driven by a strong performance of the professional services business in delivering Cerner Millennium solutions to clients as well as strong growth in managed services. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and service revenues is as follows:

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Support and maintenance revenues	$191,633	$164,317
Service revenue	288,467	237,486

Total support, maintenance, and service revenues	$480,100	$401,803

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 36% in the second quarter of 2007 compared to the second quarter of 2006. This increase was driven by good growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s backlog is as follows:

	As of	As of
(In thousands)	June 30, 2007	July 1, 2006

Contract backlog	$2,492,797	$1,829,010
Support and maintenance backlog	512,590	440,381

Total backlog	$3,005,387	$2,269,391

The cost of revenues was 20% of total revenues for the six-month period ended June 30, 2007 and
July 1, 2006. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Total operating expenses increased 13% to $506,040,000, in the first six months of 2007, compared with $447,678,000 for the same period in 2006. The adoption of SFAS 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted expenses as indicated below:

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Sales and client service expenses	$5,006	$5,884
Software development expense	1,517	2,228
General and administrative expenses	1,674	1,687

Total stock-based compensation expense	$8,197	$9,799

•	Sales and client service expenses as a percent of total revenues was 43% for the six-months 2007 and 2006. These expenses increased 15% to $323,002,000, for the six-month period ended June 30, 2007, compared with $281,401,000 for the same period in 2006. This increase was primarily attributable to an increase in personnel and marketing related expenditures. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs.

•	Total expense for software development for the six-month period ended June 30, 2007 increased 7% to $128,696,000, as compared to $119,904,000 for the same period in 2006. The increase in aggregate expenditures for software development in 2007 is due to continued development of Cerner Millennium software solutions. A summary of the Company’s total software development expense is as follows:

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Software development costs	$134,267	$130,474
Capitalized software costs	(31,647)	(31,669)
Capitalized costs related to share-based payments	(611)	(521)
Amortization of capitalized software costs	26,687	21,620

Total software development expense	$128,696	$119,904

•	General and administrative expenses as a percent of total revenues were 7% for the first six months of 2007 and 2006. These expenses increased 17% to $54,342,000, for the six-month period ended June 30, 2007, compared with $46,373,000 for the same period in 2006. This increase was due primarily to the growth of the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. The Company recorded net transaction gains on foreign currency of $187,000 and $974,000 during the first six months of 2007 and 2006, respectively.
Net interest income was $545,000 for the first six months of 2007 compared to net interest expense of $1,171,000 for the same period of 2006. This decrease is due to a reduction in long-term debt and higher yields on cash and short-term investments.
Other expense of $738,000 in the first six months of 2007 compared to other income of $2,058,000 in the same period of 2006. In the first quarter of 2006 a gain was recorded related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.
The Company’s effective tax rate for the first six months of 2007 and 2006 was 37% and 39%, respectively. The change in tax rate is related to the change in federal tax laws related to the Research and Development Credit and the Domestic Production Activities Deduction. The Federal Research and Development Tax Credit was reinstated in the fourth quarter of 2006, therefore, the benefits of the credit were not included in the effective tax rate for the first six months of 2006. The Domestic Production Activities Deduction increased from 3% in 2006 to 6% in 2007.

In connection with the Company’s preparation and review of its 2006 foreign tax returns, management determined that the deferred tax assets related to certain foreign net operating loss carryforwards were understated in prior periods. In the second quarter of 2007, the Company corrected this error resulting in the recognition of approximately $5,065,000 of out-of-period tax benefits. The benefits, if properly recorded in the prior periods, were determined to be immaterial to each of the prior periods to which they related. In addition, during the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain deferred tax assets in a foreign jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $9,069,000. Also, in the second quarter of 2007, new information became available to the Company that changed management’s judgment about the measurement of the unrecognized tax benefits under FIN 48. Based on the new information available to management, the Company reduced previously recorded reserves for tax uncertainties by $1,700,000, including interest. The net impact of the reduction of previously recorded reserves for tax uncertainties, the correction of foreign net operating losses and the recognition of a deferred tax asset valuation allowance was an increase to tax expense of $2,304,000 in the second quarter of 2007.
Operations by Segment
The Company has two operating segments, Domestic and Global. Beginning in the second quarter of 2006, we began allocating certain expenses related to our managed services that were previously classified as Other to the geographic segment to which they relate. As a result, the prior periods have been retroactively adjusted to reflect the change in reportable segments.
The following table presents a summary of the operating information for the six months ended
June 30, 2007 and July 1, 2006:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 30, 2007
Revenues	$599,910	$152,550	$(20)	$752,440

Cost of revenues	114,400	39,025	—	153,425
Operating expenses	163,857	74,096	268,087	506,040

Total costs and expenses	278,257	113,121	268,087	659,465

Operating earnings	$321,653	$39,429	$(268,107)	$92,975

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended July 1, 2006
Revenues	$561,145	$90,697	$(45)	$651,797

Cost of revenues	115,003	17,208	—	132,211
Operating expenses	161,843	46,859	238,976	447,678

Total costs and expenses	276,846	64,067	238,976	579,889

Operating earnings	$284,299	$26,630	$(239,021)	$71,908

Domestic Segment
Operating earnings increased 13% for the six months ended June 30, 2007, compared to the six months ended July 1, 2006.
•	Revenues increased 7% in the fist six months of 2007, compared to the same period in 2006. This increase was primarily driven by strong bookings growth.

•	Cost of revenues was 19% in the first six months of 2007, compared with 21% in the same period of 2006. Such costs, as a percent of revenues, typically vary as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.

•	Operating expenses were basically unchanged for the six months ended June 30, 2007, as compared to the six months ended July 1, 2006.
Global Segment
Operating earnings increased 48% for the six months ended June 30, 2007, compared to the six months ended July 1, 2006.
•	Revenues increased 68% in the first six months of 2007, compared to the same period in 2006. This increase was primarily driven by an increase in the Company’s major contracts in England. These contracts generated $49,600,000 and $26,000,000 of revenues in the first six months of 2007 and 2006, respectively. The revenues from these contracts did not affect operating earnings as the Company is accounting for them using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Software customization and development services are expected to be completed in 2008. At that time, the remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 26% in the first six months of 2007 compared with 19% in the same period of 2006. The higher cost of revenues in the 2007 was driven by an increase in global hardware sales.

•	Operating expenses for the six months ended June 30, 2007, increased 58% compared to the six months ended July 1, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses not tracked by geographic segment, Operating losses increased 12% in the first six months of 2007, compared to the same period in 2006. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At June 30, 2007 the Company had cash and cash equivalents of $158,278,000, short-term investments of $123,574,000 and working capital of $450,004,000 compared to cash and cash equivalents of $162,545,000, short-term investments of $146,239,000 and working capital of $444,656,000 at December 30, 2006.
Cash from Operating Activities
The Company generated cash of $106,084,000 and $110,870,000 from operations in the first six months of 2007 and 2006, respectively. Cash flow from operations decreased in the first six months of 2007, when compared to the same period in 2006, due primarily to an increase in tax payments. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first six months of 2007 and 2006, the Company received total client cash collections of $832,600,000 and $696,200,000, respectively, of which 5.1% and 6.7% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 86 days at June 30, 2007, decreasing from 91 days at July 1, 2006.

Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 17% for the six months ended June 30, 2007, compared to the six months ended July, 1, 2006. The Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first six months of 2007 consisted primarily of capital purchases of $101,502,000, which includes $53,182,000 of capital equipment and $48,320,000 of land, buildings and improvements. Capitalized software development costs were $32,680,000 for the six months ended June 30, 2007. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $23,737,000 in the first six months of 2007. The company also completed its acquisition of Etreby during the six months ended June 30, 2007 for approximately $23,845,000, net of the cash acquired. Cash used in investing activities in the first six months of 2006 consisted primarily of capital purchases of $67,364,000, which includes $38,359,000 of capital equipment and $29,005,000 of land, buildings and improvements. Capitalized software development costs were $32,190,000.
In the second quarter of 2007, the Company nearly completed the construction of a new data center on its campus in North Kansas City. The Company has spent $50,000,000 on this construction project and expects to spend an additional $10,000,000.
Cash from Financing Activities
The Company’s financing activities for the first six months of 2007 consisted of proceeds from the exercise of stock options of $17,536,000 and the excess tax benefits from share based compensation of $19,494,000 and repayment of debt of $12,487,000. For the first six months of 2006 the Company’s financing activities consisted of proceeds from the exercise of stock options of $9,560,000 and the excess tax benefits from share based compensation of $3,462,000 and repayment of debt of $22,322,000.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders’ meeting held on May 25, 2007, Gerald E. Bisbee, Jr., Ph.D, Nancy-Ann DeParle, and Michael E. Herman were re-elected as Class III directors. John C. Danforth, Neal L. Patterson, William D. Zollars, Cliff W. Illig and William B. Neaves, Ph.D continued as directors after the meeting. At the shareholders’ meeting, the appointment of KPMG LLP as independent registered public accounting firm of the Company for 2007 was ratified.

	For	Withheld

Gerald E. Bisbee, JR., Ph.D.	72,391,424	1,798,375
Nancy-Ann DeParle	73,776,350	413,449
Michael E. Herman	73,497,761	692,038

	For	Against	Abstain

KPMG LLP	72,187,194	1,877,048	125,557
Item 6. Exhibits
(a)	Exhibits

31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

August 9, 2007	By:	/s/ Marc G. Naughton

Date		Marc G. Naughton
Chief Financial Officer