Form 10-Q
period 2007-09-29
CERNER CORP /MO/
filed 2007-11-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☑ No☐
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
Yes ☐ No ☑
There were 79,955,805 shares of Common Stock, $.01 par value, outstanding at October 26, 2007.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2007	2006
(In thousands, except share data)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$194,216	$162,545
Short-term investments	114,211	146,239
Receivables, net	365,709	361,424
Inventory	12,861	18,084
Prepaid expenses and other	54,770	55,272
Deferred income taxes	2,183	2,423

Total current assets	743,950	745,987

Property and equipment, net	478,227	357,942
Software development costs, net	197,516	187,788
Goodwill, net	143,246	128,819
Intangible assets, net	51,265	54,428
Other assets	17,596	16,426

Total assets	$1,631,800	$1,491,390

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$63,809	$79,735
Current installments of long-term debt	14,032	20,242
Deferred revenue	92,785	93,699
Accrued payroll and tax withholdings	78,092	77,914
Other accrued expenses	17,380	29,741

Total current liabilities	266,098	301,331

Long-term debt	190,970	187,391
Deferred income taxes	76,245	68,693
Deferred revenue	16,233	14,557

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 79,818,472 shares issued at September 29, 2007 and 78,392,071 issued at December 30, 2006	798	784
Additional paid-in capital	438,355	376,595
Retained earnings	634,689	540,153
Accumulated other comprehensive income:
Foreign currency translation adjustment	7,126	600

Total stockholders’ equity	1,080,968	918,132

Commitments
Total liabilities and stockholders’ equity	$1,631,800	$1,491,390

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Revenues:
System sales	$115,272	$125,180	$368,238	$356,394
Support, maintenance and services	249,086	210,265	729,186	612,068
Reimbursed travel	8,578	10,007	27,952	28,787

Total revenues	372,936	345,452	1,125,376	997,249

Costs and expenses:
Cost of system sales	33,857	47,213	136,384	134,300
Cost of support, maintenance and services	15,374	12,583	46,897	38,927
Cost of reimbursed travel	8,578	10,007	27,952	28,787
Sales and client service	164,380	144,198	487,382	425,599
Software development (Includes amortization of software development costs of $13,375,000, $10,798,000, $40,063,000 and $32,419,000, respectively.)	65,609	62,160	194,305	182,064
General and administrative	28,536	25,414	82,878	71,788

Total costs and expenses	316,334	301,575	975,798	881,465

Operating earnings	56,602	43,877	149,578	115,784

Other income (expense):
Interest income (expense), net	(190)	(13)	354	(1,184)
Other income (expense), net	(402)	(33)	(1,140)	2,026

Total other income (expense), net	(592)	(46)	(786)	842

Earnings before income taxes	56,010	43,831	148,792	116,626
Income taxes	(20,169)	(17,103)	(54,256)	(45,881)

Net earnings	$35,841	$26,728	$94,536	$70,745

Basic earnings per share	$0.45	$0.34	$1.19	$0.91

Basic weighted average shares outstanding	79,634	77,844	79,190	77,508

Diluted earnings per share	$0.43	$0.33	$1.14	$0.87

Diluted weighted average shares outstanding	83,382	81,796	83,043	81,536
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$94,536	$70,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110,938	89,087
Share-based compensation expense	12,294	14,487
Provision for deferred income taxes	(1,418)	714
Tax benefit from disqualifying dispositions of stock options	26,458	8,905
Excess tax benefits from share based compensation	(25,237)	(4,276)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	3,373	(32,008)
Inventory	6,679	(8,479)
Prepaid expenses and other	1,608	(16,877)
Accounts payable	(32,185)	(935)
Accrued income taxes	(11,315)	18,151
Deferred revenue	(976)	10,056
Other accrued liabilities	1,495	14,207

Total adjustments	91,714	93,032

Net cash provided by operating activities	186,250	163,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(86,711)	(50,556)
Purchase of land, buildings and improvements	(63,784)	(41,888)
Purchase of other intangibles	(874)	—
Acquisition of businesses, net of cash acquired	(23,957)	(13,736)
Purchases of short-term investments	(401,489)	(240,578)
Maturities of short-term investments	435,231	263,300
Capitalized software development costs	(49,648)	(46,962)

Net cash used in investing activities	(191,232)	(130,420)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of revolving line of credit and long-term debt	(12,877)	(23,172)
Proceeds from third party warrants	—	1,010
Proceeds from excess tax benefits from share based compensation	25,237	4,276
Proceeds from exercise of options	23,954	16,942

Net cash provided by (used in) financing activities	36,314	(944)

Effect of exchange rate changes on cash	339	(6,107)

Net increase (decrease) in cash and cash equivalents	31,671	26,306
Cash and cash equivalents at beginning of period	162,545	113,057

Cash and cash equivalents at end of period	$194,216	$139,363

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,257	$14,833
Income taxes, net of refund	40,814	6,497

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	930	618
Increase in property and equipment, net	391	205
Increase in goodwill and intangibles	23,264	13,627
Increase in deferred revenue	(476)	(150)
Increase in long term debt	—	(27)
Decrease in other working capital components	(152)	(537)

Total	$23,957	$13,736

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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position, and the results of operations and cash flows for the periods presented. The results for the three and nine month periods are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and display of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom (U.K.), amounted to $37,422,000 and $27,369,000 for the three months ended September 29, 2007 and September 30, 2006 and $101,062,000 and $66,920,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company has designated all of its British Pound (GBP)-denominated long-term debt (GBP 65,000,000) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income and the net loss totaled approximately $2,496,000 and $5,923,000 for the three and nine months ended September 29, 2007, respectively.
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

	Three Months Ended			Three Months Ended
	September 29, 2007			September 30, 2006
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$35,841	79,634	$0.45	$26,728	77,844	$0.34
Effect of dilutive securities:
Stock options	—	3,748		—	3,952

Diluted earnings per share:
Income available to common stockholders including

assumed conversions	$35,841	83,382	$0.43	$26,728	81,796	$0.33

Options to purchase 964,000 and 1,338,000 shares of common stock at per share prices ranging from $41.88 to $136.86 and $34.00 to $136.86 were outstanding at the three months ended September 29, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine Months Ended			Nine Months Ended
	September 29, 2007			September 30, 2006
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$94,536	79,190	$1.19	$70,745	77,508	$0.91
Effect of dilutive securities:
Stock options	—	3,853		—	4,028

Diluted earnings per share:
Income available to common stockholders including

assumed conversions	$94,536	83,043	$1.14	$70,745	81,536	$0.87

Options to purchase 1,459,000 and 1,025,000 shares of common stock at per share prices ranging from $40.84 to $136.86 and $31.41 to $136.86 were outstanding at the nine months ended September 29, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
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

As of September 29, 2007, the Company had four stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Total cost of share-based payments for the period	$4,389	$4,915
Amounts capitalized in software development costs, net of amortization	(295)	(227)

Amounts charged against earnings, before income tax benefit	$4,094	$4,688

Amount of related income tax benefit recognized in earnings	$1,566	$1,793

	Nine Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Total cost of share-based payments for the period	$13,198	$15,235
Amounts capitalized in software development costs, net of amortization	(904)	(748)

Amounts charged against earnings, before income tax benefit	$12,294	$14,487

Amount of related income tax benefit recognized in earnings	$4,702	$5,541

A summary of the stock option activity of the Company’s four stock option and equity plans as of September 29, 2007 and changes during the nine months ended September 29, 2007 is presented below:

	Nine Months Ended September 29, 2007
		Weighted-Average	Aggregate
Options	Number of Shares	Exercise Price	Intrinsic Value(1)

Outstanding at the beginning of the year	10,432,448	$21.11
Granted	784,890	54.34
Exercised	(1,402,029)	17.09
Forfeited and Expired	(440,452)	29.13

Outstanding at September 29, 2007	9,374,857	$24.13	$334,570,581

Options exercisable at September 29, 2007	5,568,153	$17.42	$236,101,749

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of September 29, 2007.
The weighted-average grant date fair value of stock options granted during the first nine months of 2007 and 2006 was $28.84 and $21.87, respectively. The total intrinsic value of stock options exercised during the first nine months of 2007 and 2006 was $52,713,000 and $29,042,000, respectively. The Company issues new shares to satisfy option exercises.
As of September 29, 2007, there was $38,614,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.68 years.

(4) Business Acquisition and Divestiture
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,120,000, which was reduced by $1,588,000 for a working capital adjustment in the second quarter of 2007. Etreby is a software provider of retail pharmacy management systems. The acquisition of Etreby’s assets will expand the Company’s pharmacy systems portfolio. The operating results of Etreby were combined with those of the Company as of the purchase date on February 22, 2007. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $12,676,000 and $10,172,000 in intangible assets. The intangible assets are being amortized over five years. The goodwill was allocated to the Domestic segment and is expected to be deductible for tax purposes. Unaudited pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company.
On July 5, 2006, the Company completed the stock purchase of Galt Associates, Inc., now known as Cerner Galt, Inc. (“Galt”) for $13,766,000, net of cash acquired. Galt is a provider of safety and risk management solutions for pharmaceutical, medical device and biotechnology companies. The acquisition of Galt has enhanced the Company’s LifeSciences portfolio by adding solutions and services that use medical event data to monitor and manage the safety and effectiveness of various therapies. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $9,298,000 and $4,266,000 in intangible assets. The intangible assets are being amortized over periods between two and five years.
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

	September 29,	December 30,
(In thousands)	2007	2006

Accounts receivable, net of allowance	$224,923	$228,676
Contracts receivable	140,786	132,748

Total receivables, net	$365,709	$361,424

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At September 29, 2007 and December 30, 2006, the allowance for estimated uncollectible accounts was $16,321,000 and $14,628,000, respectively.
During the first nine months of 2007 and 2006, the Company received total client cash collections of $1,234,003,000 and $1,048,223,000, respectively, of which $63,599,000 and $73,671,000 were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives are all subject to amortization and are summarized as follows:

	Weighted-Average	September 29, 2007		December 30, 2006
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
		(In thousands)
Purchased software	5.0	$60,013	$43,021	$56,663	$36,031
Customer lists	5.0	55,222	27,496	47,793	19,688
Patents	17.0	6,727	1,226	6,136	1,198
Non-compete agreements	3.0	1,822	776	1,118	364

Total	5.62	$123,784	$72,519	$111,709	$57,281

Aggregate amortization expense for the nine months ended September 29, 2007 and September 30, 2006 was $15,238,000 and $13,714,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For the remaining three months:	2007	$4,376
For year ended:	2008	16,468
	2009	14,568
	2010	5,834
	2011	4,337
The changes in the carrying amount of goodwill for the nine months ended September 29, 2007 are as follows:

(In thousands)
Balance as of December 30, 2006	$128,819
Goodwill acquired	12,676
Foreign currency translation adjustment and other	1,751

Balance as of September 29, 2007	$143,246

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
The total amount of unrecognized tax benefits was $12,150,000 as of January 1, 2007. In the second quarter of 2007, new information became available to the Company that changed management’s judgment about the measurement of these unrecognized tax benefits. Based on the new information available to management, the Company reduced previously recorded reserves for tax uncertainties by $1,700,000, including interest, during the second quarter of 2007. As of September 29, 2007, the total amount of unrecognized tax benefits, including interest, was $14,100,000. All of this amount, if recognized, would affect the effective tax rate. The Internal Revenue Service (IRS) has examined the Company’s tax returns through the 2004 tax year. The Company continues to have ongoing discussions with the IRS and other tax authorities to resolve some of the disputes related to tax positions and tax credits the Company has taken on its previously filed tax returns. Depending on the results of those discussions, which are expected to be finalized in 2007, it is reasonably possible that the Company’s accrual for unrecognized tax benefits could change by approximately $1,000,000 from its current estimate in the next 12 months.

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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended September 29, 2007 and September 30, 2006.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 29, 2007
Revenues	$305,991	$66,746	$199	$372,936

Cost of revenues	50,890	6,864	55	57,809
Operating expenses	84,935	38,315	135,275	258,525

Total costs and expenses	135,825	45,179	135,330	316,334

Operating earnings	$170,166	$21,567	$(135,131)	$56,602

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 30, 2006
Revenues	$289,350	$54,989	$1,113	$345,452

Cost of revenues	59,773	10,019	11	69,803
Operating expenses	75,900	29,133	126,739	231,772

Total costs and expenses	135,673	39,152	126,750	301,575

Operating earnings	$153,677	$15,837	$(125,637)	$43,877

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 29, 2007
Revenues	$904,459	$219,296	$1,621	$1,125,376

Cost of revenues	164,994	45,889	350	211,233
Operating expenses	242,936	112,496	409,133	764,565

Total costs and expenses	407,930	158,385	409,483	975,798

Operating earnings	$496,529	$60,911	$(407,862)	$149,578

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 30, 2006
Revenues	$847,824	$145,687	$3,738	$997,249

Cost of revenues	174,490	27,227	297	202,014
Operating expenses	228,060	75,992	375,399	679,451

Total costs and expenses	402,550	103,219	375,696	881,465

Operating earnings	$445,274	$42,468	$(371,958)	$115,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation (“Cerner” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”) found above.
Management Overview
Cerner primarily derives revenue by selling, implementing and supporting software solutions, clinical content, hardware, healthcare devices and services that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We implement the healthcare solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by the Company’s clients or in the Company’s data center via a managed services model.
Cerner’s fundamental strategy has always centered on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, with revenue growing at compound annual rates of more than 20 percent over the past three-, five- and ten-year periods. This growth has also created a very strategic client base of more than 6,000 hospital, health system, physician practice, clinic, laboratory and pharmacy client sites around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. Cerner is also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, HealtheTM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, Cerner expects continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many global markets have a low penetration of healthcare IT solutions and their governing bodies are in many cases prepared to fund such enhancements.
Beyond our strategy for driving revenue growth, Cerner is also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over three-, five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	Becoming more efficient at implementing our software by leveraging implementation tools and methodologies we have developed that can reduce the amount of effort required to implement our software;

•	leveraging our investments in R&D by addressing new markets (i.e. global) that does not require significant incremental R&D but can contribute significantly to revenue growth; and

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.
We are also focused on increasing cash flow by growing earnings, reducing working capital and controlling capital expenditures. While 2007 has been a year of heavy capital investment because of investments in a new data center to support our rapidly growing hosting business and purchasing new buildings to accommodate growth in our associate base, we expect capital spending to decrease in 2008.

Results Overview
In the third quarter of 2007, we continued to execute on our core strategies to drive revenue growth, expand operating margins, grow earnings and generate good cash flow. Third quarter 2007 results included strong levels of earnings and cash flow. New business bookings revenue, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center) was $356.7 million in the third quarter, which is an increase of 1% when compared to the year-ago period. Year-to-date, the Company’s bookings were $1.10 billion, which is an increase of 19% when compared to $926.1 million for the first nine months of 2006. The year-to-date 2007 bookings exclude a $97.8 million booking in the second quarter of 2007 related to the Company’s participation in the National Health Services (NHS) initiative to automate clinical processes and digitize medical records in England. Revenues for the third quarter of 2007 increased 8% to $372.9 million compared to $345.5 million in the year-ago quarter, driven primarily by an increase in support, maintenance and services revenues. Year-to-date 2007 revenue has increased 13% to 1.13 billion.
Third quarter 2007 net earnings increased 34% to $35.8 million compared to $26.7 million in the third quarter of 2006. Diluted earnings per share increased 30% to $0.43 compared to $0.33 in the third quarter of 2006. Third quarter 2007 and 2006 net earnings and diluted earnings per share reflect the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Adoption of SFAS 123R reduced third quarter 2007 net earnings and diluted earnings per share by $2.5 million and $0.03, respectively, and third quarter 2006 earnings and diluted earnings per share by $2.9 million and $0.03, respectively. The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, particularly improving professional services margins and leveraging R&D investments. Currently, the Company is on target for a full-year 2007 operating margin of 14%, which is consistent with the interim target in the Company’s longer term path to 20%. Excluding stock options expense, the Company is on target for a full-year operating margin of 15%, which is also in line with the target for 2007.
The Company had cash collections of receivables of $402.0 million in the third quarter of 2007 compared to $351.9 million in the third quarter of 2006, with the increase driven by increased billings. Effective collections of these billings lowered days sales outstanding to 89 days compared to 93 days in the third quarter of 2006. Operating cash flows for the third quarter of 2007 were $80.2 million compared to $52.9 million in the third quarter of 2006.
The third quarter also included progress on our strategic initiatives that, while not material to our current results, are an important part of our longer-term growth strategy. In the third quarter, we made additional progress at selling and implementing our CareAware MDBusTM healthcare device connectivity solution that allows medical devices to be connected to an electronic medical record through a USB-like connection. A total of 14 clients have purchased this solution, with two having already completed implementation of it. We also continued to make progress across our employer-focused initiatives that we call Healthe Employer Services. We have been selected by a Fortune 500 technology company to provide a fully-automated clinic offering primary care services to their employees, modeled after our successful on-site clinic that has helped improve productivity of our workforce and provide cost savings to our health plan and the participants in the health plan. In addition, we have been selected by three employers to provide our Healthe Exchange third party administrator, or TPA, services, with one going live on October 1, 2007. Our TPA approach aims to help employers reduce healthcare friction, such as delays in billing statements and provider payments, resulting in lower costs.
Healthcare Information Technology Market Outlook
There are several macro trends the Company believes create a good market environment for HIT. In the United States, the Centers for Medicare and Medicaid Services (CMS) has reported that healthcare represents 16% of the gross national product, and they project it will reach 20% by 2015. This unsustainable trend is not isolated to just the United States as most other countries are experiencing similar increases in healthcare costs. This is a favorable environment for HIT as it is broadly seen as a way to curb these growing costs while also improving the quality of care.

A trend we believe to be favorable to the HIT industry is the focus by CMS and other payers on linking medical care payments to quality and safety. For example, on August 1st, CMS published its final rule for changes to the 2008 inpatient prospective payment system (IPPS). As a result of this final rule, beginning in October 2008, hospitals will no longer receive additional payments for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier when an HIT system has been implemented. Another part of the changes include increasing the number of Diagnosis-Related Groups (DRGs) by almost 40%, which also increases pressure on the need for HIT systems to document care and accurately submit it for reimbursement.
In July 2007, Heath and Hospital Networks released the nation’s 100 Most Wired Hospitals and Health Systems according to their survey. Results indicate the hospitals with good quality results are also dedicated to information technology. The Most Wired hospitals continue to lead the nation in electronic ordering and bedside medication matching to reduce the number of potential medication errors. We believe these results provide incentive for more hospitals to adopt HIT. Notably, 66 of the 100 Most Wired and 13 out of the top 18 Best Hospitals have a Cerner solution footprint.
In August 2007, Gannett/Asbury Park Press reported that an increased number of U.S. companies have opened onsite health clinics for employees as part of an effort to reign in rising healthcare costs. About 23% of companies with at least 1,000 employees have opened onsite health clinics, and an additional 6% plan to open such clinics in the next year. This action by employers to address rising healthcare costs is a favorable trend, as our Healthe Employer Services are designed to help employers reduce healthcare friction, such as delays in billing statements and provider payments, resulting in lower costs.
Even with a favorable macro environment, the HIT market remains very competitive and there are risks that our market opportunity could be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic, and regulatory environment. Because healthcare consumes such a large amount of the economy, it is always a top political issue, and that is not expected to change in the upcoming 2008 Presidential election. We believe there is bipartisan recognition of the benefits of HIT and that most candidates support HIT as part of a solution to the nation’s rising healthcare costs. However, we do not foresee a scenario where the government invests a significant amount of money directly in HIT, and we cannot predict how healthcare will be impacted by the upcoming election.
Results of Operations
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
The Company’s net earnings increased 34% to $35,841,000 for the quarter ended September 29, 2007, compared with $26,728,000 for the third quarter of 2006. The effects of SFAS No. 123R, which requires the expensing of stock options, decreased net earnings in the third quarter of 2007 and 2006 by $2,528,000, net of $1,566,000 tax benefit and $2,895,000, net of $1,793,000 tax benefit, respectively.
Revenues increased 8% to $372,936,000 in the third quarter of 2007, compared with $345,452,000 for the same period in 2006. The revenue composition for the third quarter of 2007 was $115,272,000 in system sales, $102,104,000 in support and maintenance, $146,982,000 in services and $8,578,000 in reimbursed travel.
•	System sales revenues decreased 8% to $115,272,000 in the third quarter of 2007, compared with $125,180,000 for the same period in 2006. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in System Sales was primarily attributable to a decrease in hardware sales, which declined 30% compared to the year-ago period. While fluctuating hardware sales can cause some inconsistency in the Company’s revenue growth, these sales do not have a material impact on earnings, which is evidenced by the fact that the Company’s net earnings grew 34% despite the decline in hardware.

•	Support, maintenance and services revenues increased 18% to $249,086,000 in the third quarter of 2007, compared with $210,265,000 for the same period in 2006. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and services revenues is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Support and maintenance revenues	$102,104	$87,035
Services revenue	146,982	123,230

Total support, maintenance, and services revenues	$249,086	$210,265

The $23,752,000, or 19%, increase in services revenues was attributable to growth in CenerWorks managed services and increased professional services utilization rates. The $15,069,000, or 17%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 34% in the third quarter of 2007 compared to the third quarter of 2006. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	September 29, 2007	September 30, 2006

Contract backlog	$2,587,277	$1,932,726
Support and maintenance backlog	528,907	452,276

Total backlog	$3,116,184	$2,385,002

The cost of revenues was 16% of total revenues in the third quarter of 2007 and 20% in the third quarter of 2006. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with the lower level of hardware sales in the third quarter of 2007 compared to 2006.
Total operating expenses increased 12% to $258,525,000 in the third quarter of 2007, compared with $231,772,000 for the same period in 2006. The adoption of SFAS 123(R) on January 1, 2006, which resulted in the expensing of share-based compensation, impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Sales and client service expenses	$2,329	$2,817
Software development expense	717	1,038
General and administrative expenses	1,048	833

Total stock-based compensation expense	$4,094	$4,688

•	Sales and client service expenses as a percent of total revenues were 44% in the third quarter of 2007, compared with 42% for the same period of 2006. These expenses increased 14% to $164,380,000 in the third quarter of 2007, compared with $144,198,000 for the same period in 2006. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in CernerWorks managed services business.

•	Total expense for software development for the third quarter of 2007 increased 6% to $65,609,000, as compared to $62,160,000 for the same period in 2006. The increase in aggregate expenditures for software development in 2007 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Software development costs	$69,202	$65,892
Capitalized software costs	(16,647)	(14,303)
Capitalized costs related to share-based payments	(321)	(227)
Amortization of capitalized software costs	13,375	10,798

Total software development expense	$65,609	$62,160

•	General and administrative expenses as a percent of total revenues were 8% for the third quarter of 2007 as compared to 7% for the same period in 2006. These expenses increased 12% to $28,536,000 for the quarter ended September 29, 2007, compared with $25,414,000 for the same period in 2006. This increase was due primarily to the growth of the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. The Company recorded a net transaction gain on foreign currency of $177,000 and $764,000 for the third quarter of 2007 and 2006, respectively.
Net interest expense was $190,000 in the third quarter of 2007, compared with $13,000 in the third quarter of 2006. This increase was due to a reduction in interest income resulting from lower yield on cash and short-term investments.
Other expense was $402,000 and $33,000 in the third quarter of 2007 and 2006, respectively.
The Company’s effective tax rate for the third quarter of 2007 and 2006 was 36% and 39%, respectively. The change in tax rate was related to the change in federal tax laws related to the Research and Development Credit and the Domestic Production Activities Deduction. The Federal Research and Development Tax Credit was reinstated in the fourth quarter of 2006, therefore, the benefits of the credit were not included in the effective tax rate for the third quarter of 2006. The Domestic Production Activities Deduction increased from 3% in 2006 to 6% in 2007.
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the three months ended September 29, 2007 and September 30, 2006:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 29, 2007
Revenues	$305,991	$66,746	$199	$372,936

Cost of revenues	50,890	6,864	55	57,809
Operating expenses	84,935	38,315	135,275	258,525

Total costs and expenses	135,825	45,179	135,330	316,334

Operating earnings	$170,166	$21,567	$(135,131)	$56,602

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 30, 2006
Revenues	$289,350	$54,989	$1,113	$345,452

Cost of revenues	59,773	10,019	11	69,803
Operating expenses	75,900	29,133	126,739	231,772

Total costs and expenses	135,673	39,152	126,750	301,575

Operating earnings	$153,677	$15,837	$(125,637)	$43,877

Domestic Segment
The Company’s domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 11% for the quarter ended September 29, 2007, compared to the quarter ended September 30, 2006.
•	Revenues increased 6% in the third quarter of 2007, compared to the same period in 2006. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 17% of total revenues in the third quarter of 2007 compared to 21% in the third quarter of 2006, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 12% for the three months ended September 29, 2007, as compared to the three months ended September 30, 2006, due primarily to growth in managed services.
Global Segment
The Company’s global segment includes revenue contributions and expenditures linked to business activity in Australia, Belgium, Canada, England, France, Germany, India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates.
Operating earnings increased 36% for the quarter ended September 29, 2007, compared to the quarter ended September 30, 2006.
•	Revenues increased 21% in the third quarter of 2007 compared to the same period in 2006. This increase was primarily driven by an increase in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. Revenue related to the NHS initiative totaled $25,000,000 and $18,000,000 for the quarter ended September 29, 2007 and September 30, 2006, respectively. These revenues did not affect operating earnings as the Company is accounting for them using a zero-

margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Software customization and development services are expected to be completed in 2008. At that time, the remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 10% in the third quarter of 2007, compared with 18% in the same period of 2006. The lower cost of revenues in the third quarter of 2007 was driven by a decrease in global hardware sales.

•	Operating expenses for the three months ended September 29, 2007 increased 32%, compared to the three months ended September 30, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses which are not tracked by geographic segment.
Operating losses increased 8% in the third quarter of 2007 compared to the same period in 2006. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
The Company’s net earnings increased 34% to $94,536,000 for the nine-month period ended September 29, 2007, compared with $70,745,000 for the same period in 2006. The effect of SFAS No. 123R, which requires the expensing of stock options decreased net earnings year-to-date as of September 29, 2007 and September 30, 2006, by $7,592,000, net of $4,702,000 tax benefit and $8,946,000, net of $5,541,000 tax benefit, respectively.
Revenues increased 13% to $1,125,376,000 for the nine-month period ended September 29, 2007, compared with $997,249,000 for the same period in 2006. The revenue composition for the first nine months of 2007 was $368,238,000 in system sales, $293,738,000 in support and maintenance, $435,448,000 in services and $27,952,000 in reimbursed travel.
•	System sales revenues increased 3% to $368,238,000 for the nine-month period ended September 29, 2007, compared with $356,394,000 for the same period in 2006. The increase was primarily attributable to an increase in subscriptions and hardware sales. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions.

•	Support, maintenance and services revenues increased 19% to $729,186,000 for the nine-month period ended September 29, 2007, compared with $612,068,000 for the same period in 2006. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation and managed services. A summary of the Company’s support, maintenance and services revenues follows:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Support and maintenance revenues	$293,738	$251,352
Services revenue	435,448	360,716

Total support, maintenance, and service revenues	$729,186	$612,068

The $74,732,000, or 21%, increase in services revenues was attributable to growth in CenerWorks managed services and increased professional services utilization rates. The $42,386,000 or 17%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 34% in the third quarter of 2007 compared to the third quarter of 2006. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog is as follows:

	As of	As of
(In thousands)	September 29, 2007	September 30, 2006

Contract backlog	$2,587,277	$1,932,726
Support and maintenance backlog	528,907	452,276

Total backlog	$3,116,184	$2,385,002

The cost of revenues was 19% of total revenues for the nine-month period ended September 29, 2007, compared with 20% for the same period in 2006. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Total operating expenses increased 13% to $764,565,000 in the first nine months of 2007, compared with $679,451,000 for the same period in 2006. The adoption of SFAS 123(R) on January 1, 2006, which resulted in the expensing of stock based compensation, impacted expenses as indicated below:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Sales and client service expenses	$7,335	$8,701
Software development expense	2,237	3,267
General and administrative expenses	2,722	2,519

Total stock-based compensation expense	$12,294	$14,487

•	Sales and client service expenses as a percent of total revenues was 43% for the first nine-months of 2007 and 2006. These expenses increased 15% to $487,382,000 for the nine-month period ended September 29, 2007, compared with $425,599,000 for the same period in 2006. This increase was primarily attributable to growth in CernerWorks managed services business. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs.

•	Total expense for software development for the nine-month period ended September 29, 2007 increased 7% to $194,305,000 as compared to $182,064,000 for the same period in 2006. The increase in aggregate expenditures for software development in 2007 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Software development costs	$203,890	$196,614
Capitalized software costs	(48,715)	(46,222)
Capitalized costs related to share-based payments	(933)	(747)
Amortization of capitalized software costs	40,063	32,419

Total software development expense	$194,305	$182,064

•	General and administrative expenses as a percent of total revenues were 7% for the first nine months of 2007 and 2006. These expenses increased 15% to $82,878,000 for the nine-month period ended September 29, 2007, compared with $71,788,000 for the same period in 2006. This increase was due primarily to the growth of the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payment. The Company recorded net transaction gains on foreign currency of $365,000 and $1,738,000 during the first nine months of 2007 and 2006, respectively.
Net interest income was $354,000 for the first nine months of 2007 compared to net interest expense of $1,184,000 for the same period of 2006. This change was due to a reduction in long-term debt and higher yields on cash and short-term investments.
Other expense was $1,140,000 in the first nine months of 2007 compared to other income of $2,026,000 in the same period of 2006. In the first quarter of 2006 a gain was recorded related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.
The Company’s effective tax rate for the first nine months of 2007 and 2006 was 36% and 39%, respectively. The change in tax rate was related to the change in federal tax laws related to the Research and Development Credit and the Domestic Production Activities Deduction. The Federal Research and Development Tax Credit was reinstated in the fourth quarter of 2006, therefore, the benefits of the credit were not included in the effective tax rate for the first nine months of 2006. The Domestic Production Activities Deduction increased from 3% in 2006 to 6% in 2007.
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
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the nine months ended September 29, 2007 and September 30, 2006:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 29, 2007
Revenues	$904,459	$219,296	$1,621	$1,125,376

Cost of revenues	164,994	45,889	350	211,233
Operating expenses	242,936	112,496	409,133	764,565

Total costs and expenses	407,930	158,385	409,483	975,798

Operating earnings	$496,529	$60,911	$(407,862)	$149,578

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 30, 2006
Revenues	$847,824	$145,687	$3,738	$997,249

Cost of revenues	174,490	27,227	297	202,014
Operating expenses	228,060	75,992	375,399	679,451

Total costs and expenses	402,550	103,219	375,696	881,465

Operating earnings	$445,274	$42,468	$(371,958)	$115,784

Domestic Segment
The Company’s domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 12% for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006.
•	Revenues increased 7% in the first nine months of 2007, compared to the same period in 2006. This increase was primarily driven by growth of managed services and support and maintenance.

•	Cost of revenues was 18% in the first nine months of 2007, compared with 21% in the same period of 2006, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 7% in the first nine months of 2007, compared to the same period in 2006, due primarily to growth in managed services.
Global Segment
The Company’s global segment includes revenue contributions and expenditures linked to business activity in Australia, Belgium, Canada, England, France, Germany, India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates.
Operating earnings increased 43% for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006.
•	Revenues increased 51% in the first nine months of 2007, compared to the same period in 2006. A large part of this increase was driven by an increase in revenue related to the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England, with the balance of the increase primarily driven by growth in Malaysia, Australia, United Arab Emirates, France, and business in the United Kingdom outside of the large contracts related to the NHS initiative. Revenue related to the NHS initiative totaled $74,000,000 and $44,000,000 in the first nine months of 2007 and 2006, respectively. These revenues did not affect operating earnings as the Company is accounting for them using a zero-margin approach of applying percentage-of-completion accounting until the software customization and development services are completed. Software customization and development services are expected to be completed in 2008. At that time, the remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 21% in the first nine months of 2007 compared with 19% in the same period of 2006. This increase was due to an increase in hardware sales.

•	Operating expenses for the nine months ended September 29, 2007, increased 48% compared to the nine months ended September 30, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses not tracked by geographic segment, Operating losses increased 10% in the first nine months of 2007, compared to the same period in 2006. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents and short-term investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At September 29, 2007 the Company had cash and cash equivalents of $194,216,000, short-term investments of $114,211,000 and working capital of $477,852,000 compared to cash and cash equivalents of $162,545,000 short-term investments of $146,239,000 and working capital of $444,656,000 at December 30, 2006.
Cash from Operating Activities
The Company generated cash of $186,250,000 and $163,777,000 from operations in the first nine months of 2007 and 2006, respectively. Cash flow from operations increased in the first nine months of 2007 when compared to the same period in 2006 due primarily to an increase in net earnings and non-cash expenses. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has on occasion directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During the first nine months of 2007 and 2006, the Company received total client cash collections of $1,234,003,000 and $1,048,223,000, respectively, of which 5.2% and 7.0% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 89 days at September 29, 2007, decreasing from 93 days at September 30, 2006. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 17% for the nine months ended September 29, 2007, compared to the nine months ended September 30, 2006. The Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first nine months of 2007 consisted primarily of capital purchases of $150,495,000, which includes $86,711,000 of capital equipment and $63,784,000 of land, buildings and improvements. Capitalized software development costs were $49,648,000 for the nine months ended September 29, 2007. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $33,742,000 in the first nine months of 2007. The company also completed its acquisition of Etreby during the nine months ended September 29, 2007 for $23,532,000, net of the cash acquired. Cash used in investing activities in the first nine months of 2006 consisted primarily of capital purchases of $92,444,000, which includes $50,556,000 of capital equipment and $41,888,000 of land, buildings and improvements. Capitalized software development costs were $46,962,000,and the acquisition of businesses totaled $13,736,000. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $22,722,000 in the first nine months of 2006.

In the third quarter of 2007, the Company completed the construction of a new data center on its campus in North Kansas City. The Company spent $60,102,000 on this construction project.
Cash from Financing Activities
The Company’s financing activities for the first nine months of 2007 consisted of proceeds from the exercise of stock options of $23,954,000 and the excess tax benefits from share based compensation of $25,237,000 and repayment of debt of $12,877,000. For the first nine months of 2006 the Company’s financing activities consisted of proceeds from the exercise of stock options of $16,942,000 and the excess tax benefits from share based compensation of $4,276,000 and repayment of debt of $23,172,000.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during the remainder of 2007.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 6. Exhibits
(a)	Exhibits

31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION

Registrant

November 8, 2007 Date	By:	/s/ Marc G. Naughton Marc G. Naughton Chief Financial Officer