Form 10-K
period 2007-12-29
CERNER CORP /MO/
filed 2008-02-27
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2007
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
Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,109,189,402 based on the closing sale price as reported on the NASDAQ Global Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
[Common Stock, $.01 par value per share]	80,432,828 shares
DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which
Document	Incorporated
Proxy Statement for the Annual Shareholders’ Meeting to be held May 23, 2008 (Proxy Statement)	Part III

PART I.
Item 1. Business
Overview
Cerner Corporation (“Cerner” or the “Company”) is a Delaware business corporation formed in 1980. The Company’s corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Its telephone number is 816.221.1024. The Company’s Web site address is www.cerner.com. The Company makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Cerner is a supplier of healthcare information technology (HIT) solutions, healthcare devices and related services. Organizations ranging from single-doctor practices, to hospitals, to corporations, to local, regional and national government agencies use Cerner® solutions and services to make healthcare safer, more efficient and of higher quality.
The Company’s software solutions have been designed and developed on the unified Cerner Millennium® architecture. This person-centric solution framework combines clinical, financial and management information systems. It provides secure access to an individual’s electronic medical record at the point of care and organizes and proactively delivers information to meet the specific needs of the physician, nurse, laboratory technician, pharmacist or other care provider, front- and back-office professionals and even consumers.
The Company’s CareAware™ device architecture is designed to bridge the gap between medical devices and patient information by connecting information from various devices to the clinician workflow and electronic medical record.
Cerner also offers a broad range of services, including implementation and training, remote hosting, operational management services, support and maintenance, healthcare data analysis, clinical process optimization, transaction processing for physician practices and employer health plan third party administrator (TPA) services.
The Healthcare and Healthcare IT Industry
There are several trends the Company believes create a positive market environment for HIT.
Healthcare spending continues to expand. The nonpartisan Congressional Budget Office projects that, if left unchecked, total spending on healthcare in the United States would rise from 16 percent of the gross national product in 2007 to 25 percent in 2025. HIT is one of the few answers. A study by RAND Corp. published in October 2005 found that widespread adoption of HIT could cut the total cost of healthcare by about 10 percent.
Problems in the quality of healthcare also drive interest in HIT. In July 2007, Health and Hospital Networks, a publication of the American Hospital Association, released its annual list of the nation’s 100 Most Wired Hospitals and Health Systems. Survey results indicate the hospitals with good quality results also are dedicated to HIT. These Most Wired Hospitals lead the nation in electronic ordering and bedside medication matching to reduce the number of potential medication errors. We believe these results provide incentive for more hospitals to adopt HIT.
Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance.” Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups (DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care for reimbursement.

As the United States enters the 2008 presidential election year, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness. While there is bipartisan recognition of the benefits of HIT, we do not foresee a scenario in which the United States government would invest a significant amount of money directly in HIT, and we cannot predict how healthcare will be impacted by the upcoming election.
Increasing healthcare spending and challenges in the quality and efficiencies of care are not isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.
Reflective of these favorable national and global trends, the HIT market remains very competitive. The market could be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic and regulatory environment.
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
Close the Loop
Incorporating a medical discovery into daily practice can take as long as 10 years. Cerner is dedicated to building systems that implement evidence-based medicine, reducing the average time from the discovery of an improved method to the change in the standard of care.
As more elements of this vision continue to evolve, Cerner expects medicine will become increasingly personalized and technology more accessible. As such, Cerner’s vision has evolved to include services that help large user communities:
•	Connect all stakeholders in the healthcare system, including payers (employers, government), providers, and consumers

•	Remove clinical, financial and administrative friction

•	Create a secure, transparent, open network for data sharing to improve disease management and facilitate personalized medicine
Achieving this vision will require continued leverage of the Cerner Millennium architecture and ongoing expansion of our solutions and services, as discussed below under “Cerner Strategy and Execution.”
Cerner Strategy and Execution
Key elements of the Company’s business strategy include:
•	Leverage the unified Cerner Millennium architecture and the depth and breadth of Cerner solutions to continue expanding market share

•	Increase penetration of both large health systems and independent hospitals

•	Cross-sell additional Cerner solutions and services to our existing client base

•	Increase penetration of physician practices by offering a high-value suite of solutions with low up-front and recurring costs

•	Continue to expand presence in non-U.S. markets

•	Use our extensive clinical databases to help pharmaceutical companies monitor safety and speed drug approval

•	Reduce friction in healthcare through more efficient payment for services and by creating innovative solutions for employers

•	Connect healthcare devices
To execute upon many of the strategy elements listed above, we intend to continue developing innovative solutions and services that leverage the Company’s technology and human capital expertise and drive continued organic revenue growth, such as:
•	HealtheSM employer services, innovative solutions for employers, such as employer health plan third party administrator services and employer-based primary care clinics.

•	Healthcare device innovation, including Cerner’s CareAware device connectivity platform and RxStation™ medication dispensing devices.

•	Millennium Lighthouse® clinical process optimization, a consulting practice that interacts with clients to determine previously unidentified and unconnected relationships among healthcare processes and outcomes.

•	Solutions and services that leverage the clinical data being captured in the digital healthcare environment, such as Health Facts®, a data warehouse of more than 35 million clinical encounters that can be used to help draw meaningful relationships between pharmaceutical therapies and resulting clinical outcomes.

•	PowerWorks® physician practice solutions, a low-cost, high-value suite of remote-hosted offerings for physician practices’ clinical and revenue cycle needs.

•	Our new PACS (Picture Archiving Communication System) Cerner ProVision® workstation that strengthens our unified enterprise-wide imaging offering and reduces our reliance on third parties.
We also remain focused on offering more efficient and predictable implementations and systems that can be operated at lower costs to reduce total cost of ownership for our clients. We are accomplishing this through:
•	Bedrock® technology, which automates the implementation and management of the Cerner Millennium information platform.

•	CernerWorksSM managed services, which allow Cerner to manage complexity and technology risks for clients through remote hosting while providing increased availability, system security and predictable, lower cost of operations.

•	Our MethodM® implementation approach, which is our best practice methodology for working with clients to deliver value through implementation of Cerner Millennium solutions.

•	Our Lights On NetworkSM surveillance system that identifies system performance issues in real time and has the ability to predict issues that could create system vulnerability. In the future, we plan for the Lights On Network system to include real-time clinical and revenue cycle dashboards and ultimately create a real-time, evidence-based network.
In summary, our business strategy is to deliver the optimal client experience and to pursue and deliver continued innovation that will allow our important relationships with existing clients to continue growing while also creating opportunities to establish new client relationships.
Software Development
Cerner continues to build upon the success of the Cerner Millennium 2007 software release that became generally available in late 2006. Our client base has been rapidly adopting the release, and based on feedback from clients, Cerner decided to leverage the Cerner Millennium 2007 platform for all future innovations and enhancements through the end of the decade. Understanding the effort involved with major release upgrades and the impact on our clients, this strategy will allow clients already using Cerner Millennium 2007 to take advantage of new enhancements and functionality without requiring a major code upgrade.

We commit significant resources to developing new health information system solutions. As of December 29, 2007, approximately 2,600 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions and RxStation medication dispensing devices were approximately $283,086,000, $262,163,000 and $225,606,000 during the 2007, 2006 and 2005 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.
As discussed above, continued investment in research and development remains a core element of Cerner’s strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.
The Company is committed to maintaining open attributes in its system architecture to achieve operability in a diverse set of technical and application environments. The Company strives to design its systems to co-exist with disparate applications developed and supported by other suppliers.
Sales and Marketing
The markets for Cerner HIT solutions, healthcare devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers and public health organizations. To date, a substantial portion of system sales have been in clinical solutions in hospital-based provider organizations. The Cerner Millennium architecture is highly scalable. Organizations ranging from several-doctor physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies use our Cerner Millennium solutions.
We design all Cerner Millennium solutions to operate on HP or IBM platforms, allowing Cerner to be price competitive across the full size and organizational structure range of healthcare providers. The sale of a Cerner software health information system usually takes approximately nine to 18 months, from the time of initial contact to the signing of a contract.
Our executive marketing management is located in our North Kansas City, Missouri headquarters, while our client representatives are deployed across the United States and globally. In addition to the U.S., the Company, through subsidiaries and joint ventures, has sales associates and/or offices in Australia, Canada, England, France, Germany, China (Hong Kong), India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates. Cerner’s consolidated revenues include non-U.S sales of $290,677,000, $207,367,000 and $113,317,000 for the 2007, 2006 and 2005 fiscal years, respectively.
The Company supports its sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. The Company’s primary direct marketing strategy is to generate sales contacts from its existing client base and through presentations at industry seminars and tradeshows. Cerner markets the PowerWorks solutions, offered on a subscription basis, directly to the physician practice market using telemarketing and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. Cerner attends a number of major tradeshows each year and sponsors executive user conferences, which feature industry experts who address the HIT needs of large healthcare organizations.
Client Services
Substantially all of Cerner’s HIT software solutions clients enter into software maintenance agreements with us for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support team located at Cerner’s world headquarters in North Kansas City, Missouri and the Company’s global support organization in England.
Most Cerner clients who buy hardware through Cerner also enter into hardware maintenance agreements with Cerner. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, Cerner subcontracts hardware maintenance to the hardware manufacturer. Cerner also offers a set of managed services that include remote hosting, operational management services and disaster recovery.

Backlog
At December 29, 2007, Cerner had a contract backlog of approximately $2,712,195,000 as compared to approximately $2,194,460,000 at December 30, 2006. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At December 29, 2007, the Company had approximately $129,604,000 of contracts receivable compared to $132,748,000 at the end of 2006, which represents revenues recognized but not yet billable under the terms of the contract. At December 29, 2007, Cerner had a software support and maintenance backlog of approximately $541,095,000 as compared to approximately $469,473,000 at December 30, 2006. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. The Company estimates that approximately 39 percent of the aggregate backlog at December 29, 2007 of $3,253,290,000 will be recognized as revenue during 2008.
Competition
The market for HIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal existing competitors in the healthcare solutions and services market include: Computer Programs and Systems, Inc., Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation, McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services. Other competitors focus on only a portion of the market that Cerner addresses. For example, competitors such as Cap Gemini, Computer Sciences Corp., Deloitte & Touche, IBM Corporation and Perot Systems offer HIT services that compete directly with our consulting services. Allscripts Healthcare Solutions, Inc., athenahealth, Inc., eClinicalWorks, Inc., Emdeon Corporation and Quality Systems, Inc. offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. We view our principal competitors in the healthcare device market to include: Cardinal Health, Inc., McKesson Corporation, Omnicell, Inc. and Royal Philips Electronics; and we view our principal competitors in the healthcare transactions market to include: Accenture, Emdeon Corporation, McKesson Corporation, ProxyMed, Inc. and The TriZetto Group, Inc., with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. The pace of change in the HIT market is rapid and there are frequent new software solution, device or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices.
Number of Employees (“Associates”)
As of December 29, 2007, the Company employed 7,873 associates worldwide.
Operating Segments
Information about the Company’s operating segments may be found in Note 12 to the financial statements.
Geographic Areas
Information about the Company’s geographic areas may be found in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation below and in Note 12 to the financial statements.
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
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in many reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical and physical security safeguards, and structured our operations to substantially reduce the likelihood of disruptions. However, complete failure of all generators, impairment of all telecommunications lines, severe damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, create potential liabilites for our clients and us and increase insurance and other operating costs.
Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We have initiated a patent program but currently have a limited patent portfolio in the United States and abroad. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property.
In addition, we could be subject to intellectual property infringement or misappropriation claims as the number of competitors, patents and patent enforcement organizations in the HIT market increases, the functionality of our software solutions and services expands, and we enter new markets such as healthcare device innovation, healthcare transactions and life sciences. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license and/or cease using, selling, licensing, implementing and supporting the solutions, devices and services that violate the intellectual property rights.
We are subject to risks associated with our non-U.S. operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in: the Americas, Europe, the Middle East and the Asia Pacific region. We will continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.
Non-U.S. operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:
•	Greater difficulty in collecting accounts receivable and longer collection periods

•	Difficulties and costs of staffing and managing non-U.S. operations

•	The impact of global economic conditions

•	Unfavorable or changing foreign currency exchange rates

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Inability to obtain necessary financing on reasonable terms to adequately support non-U.S. operations and expansion

•	Potentially adverse tax consequences

•	Different or additional functionality requirements

•	Trade protection measures

•	Export control regulations

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under Market Risk. Further, our financial results from non-U.S. operations may decrease if we fail to execute or improperly hedge our exposure to currency fluctuations.
Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HIT, healthcare devices, healthcare transactions and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our non-U.S. personnel needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact to our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.
We rely significantly on third party suppliers. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services, some of which are critical to the operation and delivery of our solutions, devices and services. If any of the third party suppliers were to change product offerings, significantly increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales of solutions, devices and services.
We intend to continue strategic business acquisitions which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired business; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel of the acquired business; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.
Risks Related to the Healthcare Information Technology, Healthcare Device and Healthcare Transaction Industry
The healthcare industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) continues to have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our solutions and services. As the healthcare industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of landing new client relationships becomes greater.
The healthcare industry is highly regulated at the local, state and federal level. We are subject to a significant and wide-ranging number of regulations both within the U.S. and elsewhere, such as, without limitation, regulations in the areas of: healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards.
Healthcare Fraud. Federal and state governments continue to strengthen their positions and scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. While we believe that we are in substantial compliance with any applicable laws, many of the regulations applicable to our clients and that may be applicable to us, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to sanctions or liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.
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

There have been nine FDA inspections since 1998 at various Cerner sites. Inspections conducted at our world headquarters in 1999 and our prior Houston, Texas facility in 2002 each resulted in the issuance of an FDA Form 483 that we responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1999 and 2002. The remaining seven FDA inspections, including inspections at our world headquarters in 2006 and 2007, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and the security regulations by April 2005. As a business associate of the covered entities, we, in most instances, must also ensure compliance with the HIPAA regulations as it pertains to our clients.
We are unable to predict what interpretations of or changes to the regulations issued pursuant to HIPAA, might be issued or made in the future or how those interpretations or changes could affect our business or the costs of compliance with HIPAA. Evolving HIPAA-related laws or regulations could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. Currently, the Certification Commission for Healthcare Information Technology (CCHIT) is developing a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. If our software solutions and healthcare devices are not consistent with emerging standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices.
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
We believe that the principal competitive factors in the healthcare information market include: the breadth and quality of system and software solution offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors are set forth above Part 1, Item 1 Competition.
In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. We face strong competitors and often face downward price pressure. Additionally, the pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. As a result, our success will depend upon our ability to: maintain a competitive pricing model, keep pace with technological change and introduce, on a timely and cost-effective basis, new and enhanced software solutions, devices and services that satisfy changing client requirements and achieve market acceptance. There are a limited number of hospitals and other healthcare providers in the U.S. HIT market. As costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in solutions and services like ours, market saturation in the U.S. may change the competitive landscape in favor of larger, more diversified competitors with greater scale.
Risks Related to Our Stock
Our quarterly operating results may vary which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes, demand for our solutions, devices and services, the financial condition of our clients and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.
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
Factors that May Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 2. Properties
World Headquarters
Our world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 992,877 gross square feet of useable space (the “Campus”), inclusive of the new data center and clinic buildings described below. As of December 29, 2007, we were using all of the useable space for our U.S. corporate headquarters operations.
In June 2007, the Company completed construction of the world headquarters Technology Center, a 135,161 square foot data center facility on the Campus. We deliver remote hosting, disaster recovery and other services to our clients from this facility.
In February 2006, we completed construction on the Campus of a 13,136 square foot addition to the 2901 Rockcreek Parkway building to house Healthe Clinic, a wholly-owned subsidiary, which provides primary care medical services for our associates and their family members.
In 2004, we purchased approximately 12 acres of unimproved real estate adjacent to the Campus for campus expansion. This land was purchased to provide a secondary entry into the Campus and to provide for future building development as needed. The first phase of development was a roadway extension and second entry point into the Campus. The second phase of development is the data center facility described above. Future development of this land is undetermined at this time.
Other Properties
In February 2007, we entered into a long-term lease for 480,700 gross square feet of property located in Kansas City, Missouri. This office space, known as the Innovation Campus, houses associates from our intellectual property organizations. In April and August 2007, additional space was added to this lease so that the Innovation Campus now consists of 828,740 square feet, including the daycare facility listed below.
In July 2007, we entered into a lease for 36,800 gross square feet of property located in Kansas City, MO, near the Innovation Campus, which is the home for our Innovation Kids Learning Center, providing on-site daycare for Cerner associate families.
In June 2005, we purchased 263,512 gross square feet of property located in Kansas City, Missouri. The office space, known as the Cerner Oaks Campus, houses associates from the CernerWorks group and associates of Cerner’s wholly-owned subsidiary, Healthe Exchange.
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
In February 2007, we acquired a lease for an additional office in Garden Grove, California, as part of the Etreby Computer Company, Inc. acquisition.
As of the end of February 2008, the Company leased office space in: Birmingham, Alabama; Beverly Hills and Garden Grove, California; Denver, Colorado; Overland Park, Kansas; Waltham, Massachusetts; Bel Air, Maryland; Minneapolis and Rochester, Minnesota; Kansas City, Missouri; Charlotte, North Carolina; Beaverton, Oregon; Blue Bell, Pennsylvania; and Vienna, Virginia. The Company operates one of its data centers in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Brisbane, Sydney and Melbourne, Australia; Brussels, Belgium; London-Ontario, Canada; Hong Kong, China; Paris, France; Herzogenrath and Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala

Lumpur, Malaysia; Ngee Ann City, Singapore; Barcelona and Madrid, Spain; London and Slough, England; and, Abu Dhabi and Dubai Internet City, United Arab Emirates.
In 2007, our Overland Park, Kansas office housing associates with our Cerner BeyondNow, Inc. subsidiary was closed as we relocated many associates to the Innovation Campus and/or the necessary business functions to other Company offices, and we entered into a new agreement for office space in Overland Park, Kansas for operations related to Cerner’s wholly-owned subsidiary, Cerner Innovation, Inc.
Also in 2007, our Sterling, Virginia office was closed as we relocated many associates and/or the necessary business functions to other Company offices.
Item 3. Legal Proceedings
We have no material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 29, 2007.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2007 and 2006 as reported by The Nasdaq Stock Market®.

	2007			2006
	High	Low	Last	High	Low	Last
First Quarter	$56.25	$44.11	$54.45	$49.38	$40.33	$47.45
Second Quarter	60.43	52.20	55.47	47.99	34.70	37.20
Third Quarter	66.17	52.32	59.81	47.75	32.50	45.40
Fourth Quarter	65.92	53.50	57.58	50.58	44.11	45.50
At February 22, 2008, there were approximately 1,169 owners of record. To date, the Company has paid no cash dividends and it does not intend to pay cash dividends in the foreseeable future. Management believes it is in the shareholders’ best interest for the Company to reinvest funds in the operation of the business.

Item 6. Selected Financial Data

	2007	2006	2005	2004	2003
(In thousands, except per share data)	(1)(2)(3)(4)	(1)(4)(5)	(6)(7)	(8)(9)
Statement of Earnings Data:
Revenues	$1,519,877	$1,378,038	$1,160,785	$926,356	$839,587
Operating earnings	204,083	166,167	140,436	111,464	78,097
Earnings before income taxes	203,967	167,544	135,244	107,920	71,222
Net earnings	127,125	109,891	86,251	64,648	42,791

Earnings per share:
Basic	1.60	1.41	1.16	0.90	0.61
Diluted	1.53	1.34	1.10	0.86	0.59

Weighted average shares outstanding:
Basic	79,395	77,691	74,144	72,174	70,710
Diluted	83,218	81,723	78,090	75,142	72,712

Balance Sheet Data:
Working capital	$530,441	$444,656	$391,541	$310,229	$246,412
Total assets	1,689,956	1,496,433	1,303,629	982,265	854,252
Long-term debt, excluding current installments	177,606	187,391	194,265	108,804	124,570
Shareholders’ equity	1,132,428	922,294	760,533	597,485	494,680

(1)	Includes share-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R. The impact of including this expense is a $10.2 million decrease, net of $6.0 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.12 in 2007 and a $11.7 million decrease, net of $7.3 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.14 in 2006.

(2)	Includes a research and development write-off related to the RxStation medication dispensing devices. In connection with production and delivery of the RxStation medication dispensing devices, the Company reviewed the accounting treatment for the RxStation line of devices and determined that $8.6 million of research and development activities for the RxStation medication dispensing devices that should have been expensed was incorrectly capitalized. The impact of this charge is a $5.4 million decrease, net of $3.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.06 in the year ended December 29, 2007, $2.1 million of this $5.4 million after tax amount recorded in 2007 related to periods prior to 2007.

(3)	Includes a $3.1 million tax benefit recorded in 2007 related to periods prior to 2007. The tax benefit relates to the over-expensing of state income taxes, which resulted in an increase to diluted earnings per share of $.04 in the year ended December 29, 2007.

(4)	Includes an adjustment to correct the amounts previously reported for the second quarter of 2007 for a previously disclosed out-of-period tax item relating to foreign net operating losses. The effect of this adjustment increases tax expense for the year ended December 29, 2007, by $4.2 million and increases January 1, 2005 retained earnings (Shareholders’ Equity) by the same amount.

(5)	Includes a tax benefit of $2.0 million for adjustments relating to prior periods. This results in an increase to diluted earnings per share of $.02.

(6)	Includes a tax benefit of $4.8 million relating to the carry-back of a capital loss generated by the sale of Zynx Health Incorporated (“Zynx”) in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for 2005.

(7)	Includes a charge for the write-off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for 2005.

(8)	Includes a gain on the sale of Zynx. The impact of this gain is a $3.0 million increase in net earnings and increase to diluted earnings per share of $.04 for 2004.

(9)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.03 for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation (“Cerner” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).
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
Our fundamental strategy has always centered on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, with revenue growing at compound annual rates of more than 14% over the past three-, five- and ten-year periods. This growth has also created a very strategic client base of more than 6,000 hospital, health system, physician practice, clinic, laboratory and pharmacy client sites around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current HIT suppliers or by creating new business relationships with those healthcare organizations that have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAware healthcare device architecture and devices, Healthe employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we expect continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases prepared to purchase HIT solutions and services.
Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Our net earnings have increased at more than 20% compound annual rates over three-, five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:

•	becoming more efficient at implementing our software by leveraging implementation support services and methodologies we have developed that can reduce the amount of effort required to implement our software;

•	leveraging our investments in R&D by addressing new markets (i.e., non-U.S.) that do not require significant incremental R&D but can contribute significantly to revenue growth; and,

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.
We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures. While 2007 was a year of heavy capital investment because of investments in a new data center to support our rapidly growing hosting business and purchasing new buildings to accommodate growth in our associate base, we expect capital spending to decrease in 2008.
Results Overview
In 2007, we continued to execute on our core strategies to drive revenue growth, expand operating margins, grow earnings and generate good cash flow. The 2007 results included strong levels of bookings, earnings and cash flow. New business bookings revenue in 2007, which reflects the value of executed contracts for software, hardware, services and managed services (hosting of software in the Company’s data center) was $1.51 billion, which is an increase of 14% when compared to $1.32 billion in 2006. The 2007 and 2006 bookings exclude bookings related to the Company’s participation in the National Health Services (NHS) initiative to automate clinical processes and digitize medical records in England in the amount of $97.8 million and $154.2 million, respectively. Revenues for 2007 increased 10% to $1.52 billion compared to $1.38 billion in 2006, driven primarily by an increase in support, maintenance and services revenues.
The 2007 net earnings increased 16% to $127.1 million compared to $109.9 million in 2006. Diluted earnings per share increased 14% to $1.53 compared to $1.34 in 2006. The 2007 and 2006 net earnings and diluted earnings per share reflect the impact of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. The effect of accounting under SFAS 123R reduced the 2007 net earnings and diluted earnings per share by $10.2 million and $0.12, and the 2006 earnings and diluted earnings per share by $11.7 million and $0.14, respectively. The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, particularly improving professional services margins and leveraging R&D investments. Our 2007 operating margin was 13%, and we remain on target with our desire to achieve our long term goal of 20% operating margins.
We had cash collections of receivables of $1.65 billion in 2007 compared to $1.46 billion in 2006, with the increase driven by increased billings. Days sales outstanding increased to 90 days for the quarter ended December 29, 2007 compared to 87 days for the quarter ended December 30, 2006. This increase was driven by an increase in billed receivables as opposed to unbilled items. Operating cash flows for 2007 were $274.6 million compared to $232.7 million in 2006.
This year also included progress on our strategic initiatives that, while not yet material to our current results, are an important part of our longer-term growth strategy.
In 2007, we made progress in selling and implementing our CareAware healthcare device connectivity platform that allows medical devices to be connected to an electronic medical record through a USB-like connection. During 2007, more than 20 clients purchased this solution, with several going live during the year. Initial sales have been to our existing clients, but our CareAware architecture gives us the ability to market outside of our installed base, which we expect to do in the future. In 2008, we also expect to continue expanding the number of devices supported by the CareAware architecture, which will increase our market opportunity.
We also delivered our first production CareAware RxStation medication dispensing devices in 2007. RxStation medication dispensing devices and solutions automate the medication process so both nursing and pharmacy can provide safer care and better management of the medication dispensing and administration process. In 2008, we expect to leverage our success with early adopter clients and increase marketing of the RxStation devices, with initial efforts focused inside our installed base.
In 2007, we also continued to make progress across our employer-focused initiatives that we call Healthe employer services, which are targeted at employers looking to reduce health plan administrative costs and improve the health of their employees. In 2007, Cerner’s Healthe Exchange became the third party administrator (TPA) for three employers representing more than 10,000 covered lives. Our TPA approach aims to help employers reduce healthcare friction, such as delays in billing statements and provider payments, resulting in lower costs. And our Healthe Clinic was selected by a Fortune 500 technology company to provide a fully-automated employer-based clinic, modeled after our successful on-site clinic that has helped improve productivity of our workforce and provided cost savings to our health plan and the participants in the health plan.
Healthcare Information Technology Market Outlook
We have provided a detailed assessment of the healthcare information technology market Part 1, Item 1 The Healthcare and Healthcare IT Industry.
Results of Operations
Year Ended December 29, 2007, Compared to Year Ended December 30, 2006
The Company’s net earnings increased 16% to $127,125,000 in 2007 from $109,891,000 in 2006. The effects of SFAS No. 123R, which requires the expensing of stock options, decreased net earnings in 2007 and 2006 by $10,159,000, net of $6,030,000 tax benefit and $11,746,000, net of $7,275,000 tax benefit, respectively.
Revenues increased 10% to $1,519,877,000 in 2007, compared with $1,378,038,000 in 2006. The revenue composition for 2007 was $500,319,000 in system sales, $397,713,000 in support and maintenance, $585,067,000 in services and $36,778,000 in reimbursed travel.
•	System sales revenues decreased 1% to $500,319,000 in 2007 from $505,743,000 in 2006. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The slight decrease in system sales was primarily attributable to a decrease in software revenue, which was largely offset by an increase in hardware, sublicensed software, and subscriptions revenue. We believe the decline in software revenue was primarily caused by much of our client base being focused on upgrading to the Cerner Millennium 2007 release. Cerner generally sells a perpetual license, so our clients do not have to pay new license fees when they upgrade to a new version of our software, so the focus by much of our base on implementing the upgrade impacted our software sales. We believe this upgrade cycle will have a smaller impact going forward, and we expect software revenue to grow in 2008.

•	Support, maintenance and services revenues increased 18% to $982,780,000 in 2007 from $833,244,000 in 2006. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and services revenues in 2007 and 2006 is as follows:

(In thousands)	2007	2006

Support and maintenance revenues	$397,713	$340,416
Services revenue	585,067	492,828

Total support, maintenance, and services revenues	$982,780	$833,244

The $92,239,000, or 19%, increase in services revenue was attributable to growth in CernerWorks managed services and increased professional services utilization rates. The $57,297,000, or 17%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in 2007 compared to 2006. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog for 2007 and 2006 follows:

(In thousands)	2007	2006

Contract backlog	$2,712,195	$2,194,460
Support and maintenance backlog	541,095	469,473

Total backlog	$3,253,290	$2,663,933

The cost of revenues was 18% of total revenues in 2007 and 21% in 2006. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with lower commissions and third party costs on licensed software sales and a higher mix of support, maintenance and services revenues, which have a lower cost of revenue.
Total operating expenses, excluding cost of revenues, increased 12% to $1,035,684,000 in 2007 from $920,901,000 in 2006. Accounting pursuant to SFAS 123(R), which results in the expensing of share-based compensation, impacted expenses in 2007 and 2006 as indicated below:

(In thousands)	2007	2006

Sales and client service expenses	$9,518	$11,412
Software development expense	3,032	4,269
General and administrative expenses	3,639	3,340

Total stock-based compensation expense	$16,189	$19,021

•	Sales and client service expenses as a percent of total revenues were 43% and 42% in 2007 and 2006, respectively. These expenses increased 14% to $657,956,000 in 2007, from $578,050,000 in 2006. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in CernerWorks managed services business.

•	Total expense for software development in 2007 increased 10% to $270,576,000, from $246,970,000 in 2006. The increase in aggregate expenditures for software development in 2007 was due to continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new initiatives, such as RxStation medication dispensing devices. Included in 2007 software development expense is $8.6 million of research and development activities for the RxStation medical dispensing device. $3.4 million of this amount recorded in 2007 is related to periods prior to 2007. A summary of the Company’s total software development expense in 2007 and 2006 is as follows:

(In thousands)	2007	2006

Software development costs	$283,086	$262,163
Capitalized software costs	(64,789)	(59,991)
Capitalized costs related to share-based payments	(1,196)	(952)
Amortization of capitalized software costs	53,475	45,750

Total software development expense	$270,576	$246,970

•	General and administrative expenses as a percent of total revenues were 7% in 2007 and 2006. These expenses increased 12% to $107,152,000 in 2007 from $95,881,000 in 2006. This increase was due primarily to the growth of the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. The Company recorded a net transaction gain on foreign currency of $3,691,000 and $3,764,000 in 2007 and 2006, respectively.
Net interest income was $1,269,000 in 2007, compared with net interest expense of $697,000 in 2006. Interest income increased to $13,206,000 in 2007 from $11,877,000 in 2006, due primarily to higher yields on cash and short term investments. Interest expense decreased to $11,937,000 in 2007 from $12,574,000 in 2006, due primarily to a reduction in long-term debt.
Other expense was $1,385,000 in 2007, compared to other income of $2,074,000 in 2006. Included in 2006 other income is a gain recorded in the first quarter of 2006 related to the renegotiation of a supplier contract that eliminated a liability related to unfavorable future commitments due to that supplier. The Company was able to renegotiate the contract to eliminate certain minimum volume requirements and reduce pricing to market rates leading to the elimination of the previously recorded liability.
The Company’s effective tax rate was 38% and 34% in 2007 and 2006, respectively. The change in tax rate was principally related to the creation of a valuation allowance in a non-U.S. jurisdiction in 2007.
During the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $7,982,000.
Tax expense for 2007 and 2006 includes benefits of approximately $3,125,000 and $1,994,000, respectively for adjustments relating to prior periods.
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the years ended 2007 and
2006:

2007	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings	$675,156	$85,955	$(557,028)	$204,083

2006	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Revenues	$1,166,662	$207,367	$4,009	$1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings	$607,003	$60,572	$(501,408)	$166,167

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures associated with business activity in the United States.
Operating earnings increased 11% to $675,156,000 in 2007 from $607,003,000 in 2006.
•	Revenues increased 5% to $1,227,434,000 in 2007 from $1,166,662,000 in 2006. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 18% and 22% in 2007 and 2006, respectively. The decline was driven primarily by lower commissions and third party costs on licensed software sales, lower hardware sales, and a higher mix of support, maintenance and services revenues, which have a lower cost of revenue.

•	Operating expenses increased 7% for the year ended December 29, 2007, as compared to the year ended December 30, 2006, due primarily to growth in managed services.
Global Segment
The Company’s global segment includes revenue contributions and expenditures linked to business activity in Australia, Austria, Belgium, Canada, Cayman Islands, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain Sweden, Switzerland and the United Arab Emirates.
Operating earnings increased 42% to $85,955,000 in 2007 from $60,572,000 in 2006.
•	Revenues increased 40% to $290,677,000 in 2007 from $207,367,000 in 2006. Approximately one third of this increase was driven by an increase in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. The increase in global revenue was also driven by growth in several other countries, including Malaysia, Australia, Egypt, France, Spain, and the United Arab Emirates. Revenue related to the NHS initiative that is being accounted for at zero margin totaled $96,000,000 and $71,000,000 for the 2007 and 2006 fiscal years, respectively. These revenues did not affect operating earnings as the Company is accounting for them at zero-margin using a zero-margin approach of applying percentage-of-completion accounting until either the software customization and development services are completed or the Company is able to determine fair value for the support services. The Company expects to recognize margin on the arrangements by 2009. The remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 18% and 19% in 2007 and 2006, respectively. The lower cost of revenues was driven by a slightly higher mix of support, maintenance and services revenues, which have a lower cost of revenue.

•	Operating expenses for the year ended December 29, 2007 increased 41%, compared to the year ended December 30, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses which are not tracked by geographic segment. Operating losses increased 11% to $557,028,000 in 2007 from $501,408,000 in 2006. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation.
Year Ended December 30, 2006, Compared to Year Ended December 31, 2005
The Company’s net earnings increased 27% to $109,891,000 in 2006 compared to $86,251,000 in 2005. Net earnings for 2006 include adjustments for approximately $1,994,000 of tax benefit for items relating to prior periods. 2006 net earnings also reflect the impact of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. The effect of accounting under SFAS 123R reduced the 2006 net earnings by $11,746,000 (net of taxes). Net earnings for 2005 included an adjustment in the third quarter of 2005 related to a prior period for a tax benefit from the carry-back of a capital loss generated by the sale of Zynx of $4,794,000 and the write-off of acquired in-process research and development in the first quarter of 2005 of $3,941,000, net of a $2,441,000 tax benefit.
Revenues increased 19% to $1,378,038,000 in 2006 from $1,160,785,000 in 2005. The revenue composition for 2006 was $505,743,000 in system sales, $340,416,000 in support and maintenance, $492,828,000 in services and $39,051,000 in reimbursed travel.
•	System sales increased 12% to $505,743,000 in 2006 from $449,734,000 in 2005. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. System sales growth in 2006 was driven by strong growth of software, hardware and subscriptions.

•	Support, maintenance and service revenues increased 23% to $833,244,000 in 2006 from $677,664,000 in 2005. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and services revenues in 2006 and 2005 is as follows:

(In thousands)	2006	2005

Support and maintenance revenues	$340,416	$296,716
Services revenue	492,828	380,948

Total support, maintenance, and services revenues	$833,244	$677,664

The $111,880,000, or 29%, increase in services revenues was attributable to growth in professional services and CernerWorks managed services. The $43,700,000, or 15%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 27% in 2006 compared to 2005. This increase is due to a strong increase in new business bookings in 2006 compared to 2005. A summary of the Company’s 2006 and 2005 total backlog follows:

(In thousands)	2006	2005

Contract backlog	$2,194,460	$1,724,583
Support and maintenance backlog	469,473	415,681

Total backlog	$2,663,933	$2,140,264

The cost of revenues was 21% of total revenues in 2006 and 22% of total revenues in 2005. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decrease in the cost of revenue as a percent of total revenues resulted principally from strong levels of software sales and strong growth in services that do not have a high level of associated third party costs.
Total operating expenses, excluding cost of revenues, increased 20% to $920,901,000 in 2006 from $765,663,000 in 2005. Accounting pursuant to SFAS 123(R), which results in the expensing of share-based compensation, impacted expenses as indicated below:

(In thousands)	2006

Sales and client service expenses	$11,412
Software development expense	4,269
General and administrative expenses	3,340

Total stock-based compensation expense	$19,021

•	Sales and client service expenses as a percent of total revenues were 42% and 40% in 2006 and 2005, respectively. The increase in total sales and client service expenses to $578,050,000 in 2006 from $466,206,000 in 2005 was primarily due to an increase in personnel expenses associated with the strong growth in our professional services and managed services businesses and an increased presence in the global market. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs.

•	Total expense for software development in 2006 increased 17% to $246,970,000, from $211,455,000 in 2005. The increase in aggregate expenditures for software development in 2006 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense for 2006 and 2005 is as follows:

(In thousands)	2006	2005

Software development costs	$262,163	$225,606
Capitalized software costs	(59,991)	(62,039)
Capitalized costs related to share-based payments	(952)	—
Amortization of capitalized software costs	45,750	47,888

Total software development expense	$246,970	$211,455

•	General and administrative expenses as a percent of total revenues were 7% in both 2006 and 2005. Total general and administrative expenses were $95,881,000 and $81,620,000 for 2006 and 2005, respectively. The increase was due primarily to growth in the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees and the transaction gains or losses on foreign currency. The Company had net transaction gains on foreign currency of $3,764,000 for 2006 compared to $2,700,000 for 2005.
•	2005 includes a write-off of in process research and development in the amount of $3,941,000, net of $2,441,000 tax benefit, related to the acquisition of the medical division of VitalWorks.
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
The Company’s effective tax rate was 34% and 36% in 2006 and 2005, respectively. Tax expense for 2006 includes benefits of approximately $1,994,000 for adjustments relating to prior periods. Tax expense for 2005 includes an adjustment that reduced tax expense related to a prior period for a tax benefit from the carry-back of a capital loss generated by the sale of Zynx of $4,749,000. Adjusting for these items, the effective tax rates were 36% and 40% in 2006 and 2005, respectively.
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the years ended 2006 and 2005:

	Operating Segments
2006
(In thousands)	Domestic	Global	Other	Total
Revenues	$1,166,662	$207,367	$4,009	$1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings	$607,003	$60,572	$(501,408)	$166,167

	Operating Segments
2005
(In thousands)	Domestic	Global	Other	Total
Revenues	$1,043,804	$113,317	$3,664	$1,160,785

Cost of revenues	238,096	17,189	(599)	254,686
Operating expenses	288,098	48,098	429,467	765,663

Total costs and expenses	526,194	65,287	428,868	1,020,349

Operating earnings	$517,610	$48,030	$(425,204)	$140,436

Domestic Segment
The Company’s domestic segment includes revenue contributions and expenditures associated with business activity in the United States.
Operating earnings increased 17% to $607,003,000 in 2006 from $517,610,000 in 2005.
•	Revenues increased 12% to $1,166,662,000 in 2006 from $1,043,804,000 in 2005. This increase was primarily driven by growth in managed and professional services.

•	Cost of revenues was basically unchanged at 22% and 23% in 2006 and 2005, respectively.

•	Operating expenses increased 7% for the year ended December 30, 2006, as compared to the year ended December 31, 2005, due primarily to growth in professional and managed services.

Global Segment
The Company’s global segment includes revenue contributions and expenditures linked to business activity outside of the United States, which for 2006 and 2005 included: in Australia, Canada, China (Hong Kong), England, France, Germany, India, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates.
Operating earnings increased 26% to $60,572,000 in 2006 from $48,030,000 in 2005.
•	Revenues increased 83% to $207,367,000 in 2006 from $113,317,000 in 2005. This increase was primarily driven by an increase in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. Revenue related to the NHS initiative that is being accounted for at zero-margin totaled $69,000,000 and $14,000,000 for the, 2006 and 2005 fiscal years, respectively. These revenues did not affect operating earnings as the Company is accounting for them at zero-margin using a zero-margin approach of applying percentage-of-completion accounting until either the software customization and development services are completed or the Company is able to determine fair value for the support services. The Company expects to recognize margin on the arrangements by 2009. The remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 19% and 15% in 2006 and 2005, respectively. The increase in costs of revenues as a percent of total revenues was driven by a much higher level of global hardware sales in 2006 compared to 2005.

•	Operating expenses for the year ended December 30, 2006 increased 124%, compared to the year ended December 31, 2005, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
Other Segment
The Company’s Other segment includes revenues and expenses which are not tracked by geographic segment.
Operating losses increased 18% to $501,408,000 in 2006 from $425,204,000 in 2005. This increase was primarily due to an increase in operating expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation. Operating expenses in the 2005 period includes the write-off of acquired in-process research and development of $6,382,000.
Liquidity and Capital Resources
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from its clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At December 29, 2007 the Company had cash and cash equivalents of $182,914,000, short-term investments of $161,600,000 and working capital of $530,441,000 compared to cash and cash equivalents of $162,545,000, short-term investments of $146,239,000 and working capital of $444,656,000 at December 30, 2006.
At December 29, 2007, we held approximately $162 million of auction rate securities, classified as short-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by various state governments. There were successful auctions for all of the securities held at December 29, 2007. At February 14, 2008, we held approximately $122 million of auction rate securities. In February 2008, auctions failed for $36 million of our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to the government guarantees and AAA ratings of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.
Cash Flow from Operating Activities
The Company generated cash of $274,565,000, $232,718,000 and $228,865,000 from operations in 2007, 2006 and 2005, respectively. Cash flow from operations increased in 2007 due primarily to a stronger performance in net earnings. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months to seven years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we do have a standard business practice of using extended payment term arrangements and have a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings and economics without granting concessions. Accordingly, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2007, 2006 and 2005, the Company received total client cash collections of $1,646,584,000, $1,457,603,000 and $1,200,595,000, respectively, of which approximately 5%, 7% and 7% were received from third party client financing arrangements and non-recourse payment assignments, respectively. The days sales outstanding increased to 90 days for the quarter ended December 29, 2007 compared to 87 days for the quarter ended December 30, 2006. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 17% in 2007 and 15% in 2006, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash Flow from Investing Activities
Cash used in investing activities in 2007 consisted primarily of capital purchases of $180,723,000, which includes $105,678,000 of capital equipment and $75,045,000 of land, buildings and improvements and business acquisitions totaling $24,061,000. Capitalized software development costs were $66,063,000 in 2007. Cash paid for short-term investments, net of sales and maturities was $13,277,000 in 2007. Cash used in investing activities in 2006 consisted primarily of capital purchases of $131,478,000, which includes $70,299,000 of capital equipment and $61,179,000 of land, buildings and improvements. Capitalized software development costs were $61,223,000 and the acquisition of businesses totaled $13,731,000. Cash provided by sales and maturities of short-term investments, net of purchases, was $29,122,000 in 2006.
In the second quarter of 2007, the Company completed the construction of a new data center on its world headquarters campus in North Kansas City, Missouri. The Company spent approximately $61,203,000 on this construction project. Of this amount, $34,345,000 was spent in 2006 and the remaining amount was spent in 2007.
Cash Flow from Financing Activities

The Company’s 2007 financing activities consisted primarily of proceeds from the exercise of options of $29,085,000, the excess tax benefit from share-based compensation of $30,357,000 and repayment of long-term debt of $22,359,000. In 2006, the Company’s financing activities consisted primarily of proceeds from the exercise of options of $21,704,000, the excess tax benefit from share-based compensation of $7,068,000 and repayment of long-term debt of $30,783,000.
In December 2007, the Company had a one-day borrowing of $40,000,000 from its line of credit which was repaid on the following day. This was in connection with tax incentives related to the World Headquarters data center. The Company does not expect this to be necessary in future periods.
In November 2005, the Company completed a £65,000,000 ($129,779,000 at December 29, 2007) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments that commenced in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006, and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (7.25% at December 29, 2007) or LIBOR (4.73% at December 29, 2007) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of 2/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks. (See Note 2 to the consolidated financial statements.) This amount was paid in full as of December 31, 2005. At December 29, 2007, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at December 29, 2007.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, were paid in full in 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its lines of credit, will be sufficient to meet anticipated cash requirements during 2008.

The following table represents a summary of the Company’s contractual obligations and commercial commitments, excluding interest, as of December 29, 2007, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
Contractual Obligations						2013 and
(In thousands)	2008	2009	2010	2011	2012	thereafter	Total

Long-term debt obligations	$13,506	$36,029	$29,362	$28,290	$28,290	$55,620	$191,097

Capital lease obligations	754	15	—	—	—	—	769

Operating lease obligations	34,143	27,971	24,497	23,387	22,928	99,198	232,124

Purchase obligations	8,897	6,902	5,313	3,368	3,334	561	28,375

Other, including uncertain tax positions	25	2,275	2,230	3,564	—	—	8,094

Total	$57,325	$73,192	$61,402	$58,609	$54,552	$155,379	$460,459
The effects of inflation on the Company’s business during 2007, 2006 and 2005 were not significant.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial
Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The Company is currently assessing the impact of adoption of SFAS 157 on its results of operations and its financial position and will be required to adopt SFAS 157 as of the first day of the 2008 fiscal year. The effect of adopting SFAS 157 is not expected to be material to the Company’s consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company is currently assessing the impact of adoption of SFAS 159 on its results of operations and its financial position and will be required to adopt SFAS 159 as of the first day of the 2008 fiscal year. The effect of adopting SFAS 159 is not expected to be material to the Company’s consolidated financial statements.
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R) on its results of operations and its financial position, which is expected to be immaterial, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB No. 51. SFAS 160 guides that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements, and that net income should be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company is currently assessing the impact of adoption of SFAS 160 on its results of operations, which is expected to be immaterial, and its financial position and will be required to adopt SFAS 160 as of the first day of the 2009 fiscal year.
Critical Accounting Policies
The Company believes that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, software development, potential impairments of goodwill and income taxes. These policies and the Company’s procedures related to these policies are described in detail below and under specific areas within this “Management Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Note 1 to the consolidated financial statements expands upon discussion of the Company’s accounting policies.
Revenue Recognition
The Company recognizes its multiple element arrangements, including software and software-related services, using the residual method under SOP 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) 104 “Revenue Recognition” and Emerging Issues Task Force 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Key factors in the Company’s revenue recognition model are management’s assessments that installation services are essential to the functionality of the Company’s software whereas implementation services are not; and the length of time it takes for the Company to achieve its delivery and installation milestones for its licensed software. If the Company’s business model were to change such that implementation services are deemed to be essential to the functionality of the

Company’s software, the period of time over which the Company’s licensed software revenue would be recognized would lengthen. The Company generally recognizes combined revenue from the sale of its licensed software and related installation services over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Generally, both milestones are achieved in the quarter the contracts are executed. If the period of time to achieve the Company’s delivery and installation milestones for its licensed software were to lengthen, its milestones would be adjusted and the timing of revenue recognition for its licensed software could materially change.
The Company also recognizes revenue for certain projects using the percentage of completion method pursuant to Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company’s revenue recognition is dependent upon the Company’s ability to reliably estimate the direct labor hours to complete a project. The Company utilizes its historical project experience as a basis for its future estimates to complete current projects.
Software Development Costs
Costs incurred internally in creating computer software solutions and enhancements to those solutions are expensed until completion of a detailed program design, which is when the Company determines that technological feasibility has been established. Thereafter, all software development costs are capitalized until such time as the software solutions and enhancements are available for general release, and the capitalized costs subsequently are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We historically have not experienced significant inaccuracies in computing the net realizable value of our software solutions and the difference between the net realizable value and the unamortized cost has grown over the past three years. We expect that trend to continue in the future. If we missed our estimates of net future revenues by up to 10%, the amount of our capitalized software development costs would not be impaired. Capitalized costs are amortized based on current and expected net future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the software solution. The Company is amortizing capitalized costs over five years. The five-year period over which capitalized software development costs are amortized is an estimate based upon the Company’s forecast of a reasonable useful life for the capitalized costs. Historically, use of the Company’s software programs by its clients has exceeded five years and is capable of being used a decade or more.
The Company expects that major software information systems companies, large information technology consulting service providers and systems integrators and others specializing in the healthcare industry may offer competitive products or services. The pace of change in the HIT market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software solutions may become less valuable or obsolete and could be subject to impairment.
Goodwill
The Company accounts for its goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment test based on fair value. The Company assesses goodwill for impairment in the second quarter of each fiscal year and evaluates impairment indicators at each quarter end. The Company assessed its goodwill for impairment in the second quarters of 2007 and 2006 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. Goodwill amounted to $143,924,000 and $128,819,000 at December 29, 2007 and December 30, 2006, respectively. If future, anticipated cash flows from the Company’s reporting units that recognized goodwill do not materialize as expected the Company’s goodwill could be impaired, which could result in significant write-offs.

Income Taxes
In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions, business structures and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. If these assumptions and estimates were to change as a result of new evidence or changes in circumstances the change in estimate could result in a material adjustment to the consolidated financial statements. The Company adopted FIN 48 effective at the beginning of 2007. The adoption of FIN 48 did not have any impact on Cerner’s consolidated financial position. See Note 9 to the consolidated financial statements for additional disclosures related to FIN 48.
Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosure contained herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 29, 2007, the Company had a £65,000,000 ($129,779,000 at December 29, 2007) note payable outstanding through a private placement with an interest rate of 5.54%. The note is payable in seven equal installments beginning in November 2009. Because the borrowing is denominated in pounds, the Company is exposed to movements in the foreign currency exchange rate between the U.S. dollar and the Great Britain pound. The note was entered into for other than trading purposes. Beginning in 2006, at the beginning of each quarterly period, the Company designated a portion (between £60 million and £63 million during the year) of its debt (£65 million) that is denominated in Great Britain Pounds, to hedge its net investment in England. During 2007 the Company designated all £65 million of its debt that is denominated in Great Britain Pounds.
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
b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended December 29, 2007, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.
Item 9.B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 10 by reference.
The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this

Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 10 by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof.
The following table set forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 22, 2008. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	58	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	57	Vice Chairman of the Board of Directors

Earl H. Devanny, III	56	President

Douglas M. Krebs	50	Senior Vice President Cerner and President Cerner Global

Marc G. Naughton	52	Senior Vice President and Chief Financial Officer

Jeffrey A. Townsend	44	Executive Vice President

Mike Valentine	39	Executive Vice President and General Manager, U.S.

Randy D. Sims	47	Vice President, Chief Legal Officer and Secretary

Julia M. Wilson	45	Senior Vice President and Chief People Officer
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
Douglas M. Krebs joined the Company in June 1994 as a Regional Vice President. He was promoted to Senior Vice President and Area Manager in April 1999. In February 2000, Mr. Krebs was appointed as President of Cerner Global and in January 2005, Mr. Krebs was appointed General Manager of the Company’s Global Organization. Prior to joining Cerner, he spent 15 years with IBM Corporation.
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
Mike Valentine joined the Company in December 1998 as Director of Technology. He was promoted to Vice President in 2000 and to President of Cerner Mid America in January of 2003. In February 2005, he was named General Manager of the U.S. Client Organization and was promoted to Senior Vice President in March 2005. He was promoted to Executive Vice President in March 2007. Prior to joining the Company, Mr. Valentine was with Accenture Consulting.
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
Julia M. Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003 and to Senior Vice President in March 2007.
Item 11. Executive Compensation
The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Director Independence” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2008 Annual Shareholders’ Meeting scheduled to be held May 23, 2008, and is incorporated in this Item 14 by reference.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 29, 2007 and December 30, 2006

Consolidated Statements of Operations - Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Changes in Equity Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Cash Flows Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 29, 2007 are included herein:

Schedule II — Valuation and Qualifying Accounts,

Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description
3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003 (filed as exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated September 11, 2006 (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on September 15, 2006 and incorporated herein by reference).

3(c)	Bylaw Amendment No. 1, dated December 3, 2007.

4(a)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference).

4(b)	Amended and Restated Credit Agreement between Cerner Corporation and U.S. Bank N.A., LaSalle Bank National Association, Commerce Bank, N.A. and UMB Bank, N.A., dated November 30, 2006 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on December 6, 2006, and incorporated herein by reference).

Number	Description

4(c)	Cerner Corporation Note Agreement dated April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999 and incorporated herein by reference).

4(d)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference).

4(e)	Cerner Corporation Note Purchase Agreement dated November 1, 2005 among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers, (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on November 7, 2005 and incorporated herein by reference).

10(a)	Indemnification Agreement Form for use between the Registrant and its Directors (filed as Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference).*

10(b)	Employment Agreement of Earl H. Devanny, III dated August 13, 1999 (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference).*

10(c)	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008.*

10(d)	Amended Stock Option Plan D of Registrant dated December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(e)	Amended Stock Option Plan E of Registrant dated December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(f)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(g)	Cerner Corporation 2004 Long-Term Incentive Plan G Amended & Restated dated October 1, 2007.*

10(h)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(i)	Qualified Performance-Based Compensation Plan dated December 3, 2007.*

10(j)	Form of 2007 Executive Performance Agreement (filed as Exhibit 99.1 to Registrant’s Form 8-K on April 5, 2007 and incorporated herein by reference).*

10(k)	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008.*

10(l)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated dated January 1, 2008.*

Number	Description

10(m)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(n)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).*

10(o)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(p)	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement (filed as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(q)	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate.*

10(r)	Time Sharing Agreements between the Registrant and Neal L. Patterson and Clifford W. Illig, both dated February 7, 2007 (filed as Exhibits 10.2 and 10.3, respectively, to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).

10(s)	Aircraft Services Agreement between the Registrant’s wholly owned subsidiary, Rockcreek Aviation, Inc., and PANDI, Inc., dated February 6, 2007 (filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).*

*Management contracts or compensatory plans or arrangements required to be identified by Item15(a)(3)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Dated: February 27, 2008	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Clifford W. Illig Clifford W. Illig, Vice Chairman and Director	February 27, 2008

/s/ Marc G. Naughton Marc G. Naughton, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Gerald E. Bisbee, Jr. Gerald E. Bisbee, Jr., Ph.D., Director	February 27, 2008

/s/ John C. Danforth John C. Danforth, Director	February 27, 2008

/s/ Nancy-Ann DeParle Nancy-Ann DeParle, Director	February 27, 2008

/s/ Michael E. Herman Michael E. Herman, Director	February 27, 2008

/s/ William B. Neaves William B. Neaves, Ph.D., Director	February 27, 2008

/s/ William D. Zollars William D. Zollars, Director	February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited Cerner Corporation’s (the Corporation) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report over Internal Control of Financial Reporting,” appearing in Item 9.A. Controls and Procedures. Our responsibility is to express an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 29, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Kansas City, Missouri
February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 29, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
(signed) KPMG LLP
Kansas City, Missouri
February 27, 2008
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

CONSOLIDATED BALANCE SHEETS
December 29, 2007 and December 30, 2006

(In thousands, except share data)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$182,914	$162,545
Short-term investments	161,600	146,239
Receivables, net	391,060	361,424
Inventory	10,744	18,084
Prepaid expenses and other	61,878	60,315
Deferred income taxes	10,368	2,423

Total current assets	818,564	751,030

Property and equipment, net	462,839	357,942
Software development costs, net	200,380	187,788
Goodwill	143,924	128,819
Intangible assets, net	46,854	54,428
Other assets	17,395	16,426

Total assets	$1,689,956	$1,496,433

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$79,812	$79,735
Current installments of long-term debt	14,260	20,242
Deferred revenue	98,802	93,699
Accrued payroll and tax w ithholdings	65,011	77,914
Other accrued expenses	30,238	40,584

Total current liabilities	288,123	312,174

Long-term debt	177,606	187,391
Deferred income taxes and other liabilities	68,738	58,731
Deferred revenue	21,775	14,557

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 80,147,955 shares issued at December 29, 2007 and 78,392,071 issued at December 30, 2006	801	784
Additional paid-in capital	451,876	376,595
Retained earnings	671,440	544,315
Accumulated other comprehensive income:
Foreign currency translation adjustment	8,311	600

Total stockholders’ equity	1,132,428	922,294

Commitments
Total liabilities and stockholders’ equity	$1,689,956	$1,496,433

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATING EARNINGS
For the years ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
(In thousands, except per share data)
Revenues:
System sales	$500,319	$505,743	$449,734
Support, maintenance and services	982,780	833,244	677,664
Reimbursed travel	36,778	39,051	33,387

Total revenues	1,519,877	1,378,038	1,160,785

Costs and expenses:
Cost of system sales	181,744	194,646	171,073
Cost of support, maintenance and services	61,588	57,273	50,226
Cost of reimbursed travel	36,778	39,051	33,387
Sales and client service	657,956	578,050	466,206
Software development (Includes amortization of software development costs of $53,475, $45,750, and $47,888, respectively.)	270,576	246,970	211,455
General and administrative	107,152	95,881	81,620
Write-off of in process research and development	—	—	6,382

Total costs and expenses	1,315,794	1,211,871	1,020,349

Operating earnings	204,083	166,167	140,436

Other income (expense):
Interest income (expense), net	1,269	(697)	(5,858)
Other income (expense), net	(1,385)	2,074	666

Total other income (expense), net	(116)	1,377	(5,192)

Earnings before income taxes	203,967	167,544	135,244
Income taxes	(76,842)	(57,653)	(48,993)

Net earnings	$127,125	$109,891	$86,251

Basic earnings per share	$1.60	$1.41	$1.16

Diluted earnings per share	$1.53	$1.34	$1.10
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended December 29, 2007, December 30, 2006 and December 31, 2005

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive	Comprehensive
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Income	Income

Balance at January 1, 2005 (see note 9)	73,274	$733	$243,971	$348,173	$8,770
Exercise of options	3,737	37	$50,926	—	—
Employee stock option compensation expenses	—	—	780	—	—
Tax benefit from disqualifying disposition of stock options	—	—	30,289	—	—
Associate stock purchase plan discounts	—	—	(832)	—	—
Foreign currency translation adjustment	—	—	—	—	(4,403)	(4,403)
Net earnings	—	—	—	86,251	—	86,251

Comprehensive Income						81,848

Balance at December 31, 2005	77,011	$770	$325,134	$434,424	$4,367
Exercise of options	1,381	14	$21,333	—	—
Employee stock option compensation expenses	—	—	19,746	—	—
Third party warrants	—	—	1,010	—	—
Tax benefit from disqualifying disposition of stock options	—	—	9,372	—	—
Foreign currency translation adjustment	—	—	—	—	(3,767)	(3,767)
Net earnings	—	—	—	109,891	—	109,891

Comprehensive Income						106,124

Balance at December 30, 2006	78,392	$784	$376,595	$544,315	$600
Exercise of options	1,756	17	29,068	—	—
Employee stock option compensation expenses	—	—	16,348	—	—
Tax benefit from disqualifying disposition of stock options	—	—	29,865	—	—
Foreign currency translation adjustment	—	—	—	—	7,711	7,711
Net earnings	—	—	—	127,125	—	127,125

Comprehensive Income						134,836

Balance at December 29, 2007	80,148	$801	$451,876	$671,440	$8,311

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
For the years ended December 29, 2007, December 30, 2006 and December 31, 2005

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$127,125	$109,891	$86,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152,817	125,254	114,055
Share-based compensation expense	16,189	19,021	—
Write-off of acquired in process research and development	—	—	6,382
Provision for deferred income taxes	(4,496)	2,503	(6,874)
Tax benefit from disqualifying dispositions of stock options	29,865	7,923	30,289
Excess tax benefits from share based compensation	(30,357)	(7,068)	—

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(22,802)	(38,918)	(22,502)
Inventory	5,435	(8,405)	(2,078)
Prepaid expenses and other	5,752	(22,008)	(18,781)
Accounts payable	1,768	14,465	14,382
Accrued income taxes	(4,744)	8,900	13,594
Deferred revenue	10,993	12,002	949
Other accrued liabilities	(12,980)	9,158	13,198

Total adjustments	147,440	122,827	142,614

Net cash provided by operating activities	274,565	232,718	228,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(105,678)	(70,299)	(64,785)
Purchase of land, buildings and improvements	(75,045)	(61,179)	(35,798)
Purchase of other intangibles	(3,542)	(254)	—
Acquisition of businesses, net of cash acquired	(24,061)	(13,731)	(119,683)
Purchases of short-term investments	(495,508)	(306,653)	(658,708)
Maturities of short-term investments	482,231	335,775	497,478
Repayment of notes receivable		—	51
Capitalized software development costs	(66,063)	(61,223)	(62,523)

Net cash used in investing activities	(287,666)	(177,544)	(443,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing of receivables	—	137	—
Proceeds from issuance of long-term debt	—	—	111,827
Proceeds from revolving line of credit and long-term debt	40,000	—	70,000
Repayment of revolving line of credit and long-term debt	(62,359)	(30,783)	(91,848)
Proceeds from third party warrants	—	1,010	—
Proceeds from excess tax benefits from share based compensation	30,357	7,068	—
Proceeds from exercise of options	29,085	21,704	51,744
Associate stock purchase plan discount	—	—	(832)

Net cash provided by (used in) financing activities	37,083	(865)	140,891

Effect of exchange rate changes on cash	(3,613)	(4,821)	(2,515)

Net increase (decrease) in cash and cash equivalents	20,369	49,488	(76,727)
Cash and cash equivalents at beginning of period	162,545	113,057	189,784

Cash and cash equivalents at end of period	$182,914	$162,545	$113,057

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,024	$12,568	$8,157
Income taxes, net of refund	54,301	27,847	13,591
Non-cash investing and financing activities Acquisition of equipment through capital leases	—	—	89
Non-cash changes resulting from acquisitions:
Increase in accounts receivable	930	618	11,621
Increase in property and equipment, net	391	205	2,355
Increase in good will and intangibles	23,368	13,599	124,921
Increase in deferred revenue	(476)	(150)	(10,979)
Increase in long term debt	—	(27)	(3,111)
Decrease in other working capital components	(152)	(514)	(5,124)

Total	$24,061	$13,731	$119,683

See notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies
(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
(b) Nature of Operations - The Company designs, develops, markets, installs, hosts and supports software information technology, healthcare devices and content solutions for healthcare organizations and consumers. The Company also provides a wide range of value-added services, including implementing solutions as individual, combined or enterprise-wide systems; hosting solutions in its data center; and clinical process optimization services. Furthermore, the Company provides fully–automated on-site employer health clinics and third party administrator health plan services for employers.
(c) Revenue Recognition - Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The components of the system sales revenues are the licensing of computer software, deployment period upgrades, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software. The components of support, maintenance and service revenues are software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services. For arrangements that include both product and services which are accounted for under SOP 81-1 and also include support services (PCS) for which vendor-specific objective evidence of fair value (VSOE) of PCS does not exist such that a zero margin approach is used to recognize revenue, the Company classifies revenue under such arrangements as either systems sales or support, maintenance and services based on the nature of costs incurred. For similar arrangements for which VSOE of PCS exists, PCS is separated from the arrangement based on VSOE and the residual amount is allocated to the software and services accounted for on a combined basis under SOP 81-1. For these arrangements, the service component of the SOP 81-1 deliverable is classified as support, maintenance and services based on the VSOE of the services provided and the residual is classified as systems sales revenue. For the years ended December 29, 2007 and December 30, 2006, approximately $20,000,000 and $16,000,000, respectively, of revenue were included in system sales and approximately $95,000,000 and $55,000,000, respectively, of revenue were included in support, maintenance, and services for both such arrangements. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either remote hosting services or computer hardware and sublicensed software.
The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin’s (SAB) No. 104 “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement. Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software arrangements using the residual method. Under the residual method, revenue is recognized in a multiple-element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, remote hosting services, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. software solutions including project-related installation services). The Company allocates revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the software support and maintenance, hardware and sublicensed software support, remote hosting and subscriptions portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which the Company charges for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the software solution, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
The Company provides project-related installation services, which include project-scoping services, conducting pre-installation audits and creating initial environments. Because installation services are deemed to be essential to the functionality of the software, the Company recognizes the software license and installation services fees over the software installation period using the percentage of completion method pursuant to Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company measures the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and generally occurs in the same period the contracts are executed but can extend up to one year.
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
The Company also offers its solutions on an application service provider (“ASP”) model, making available time based licenses for the Company’s software functionality and providing the software solutions on a remote processing basis from the Company’s data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is combined and recognized on a monthly basis over the term of the contract. The Company capitalizes related direct costs consisting of third party costs and direct software installation and implementation costs associated with the initial set up of the client on the ASP service. These costs are amortized over the term of the arrangement.
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
Hardware and sublicensed software sales are generally recognized when delivered to the client, assuming title and risk of loss have transferred to the client.

Where the Company has contractually agreed to develop new or customized software code for a client as a single element arrangement, the Company utilizes percentage of completion accounting in accordance with SOP 81-1.
In England, the Company has contracted with third parties to customize software and provide implementation and support services under long term arrangements (nine years). Because the arrangements require customization and development of software, and fair value for the support services does not exist in the arrangements, the entire arrangements are being accounted for as single units of accounting under SOP 81-1. Also, because the Company believes it is reasonably assured that no loss will be incurred under these arrangements, it is using the zero margin approach of applying percentage-of-completion accounting until the software customization and development services are completed or the Company is able to determine fair value for the support services. The remaining unrecognized portion of the fee will be recognized ratably over the remaining term of the arrangement. For the years ended December 29, 2007 and December 30, 2006, approximately $96,000,000 and $71,000,000, respectively of revenue and expense had been recognized in the accompanying Consolidated Statement of Operations.
Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed and revenue has not been recognized. Long-term deferred revenue at December 29, 2007, represents amounts received from software support and maintenance services to be earned or provided beginning in periods on or after December 30, 2007.
The Company incurs out-of-pocket expenses in connection with its client service activities, primarily travel, which are reimbursed by its clients. The amounts of ”out-of-pocket” expenses and equal amounts of related reimbursements were $36,778,000, $39,051,000 and $33,387,000 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.
The Company’s arrangements with clients typically include a deposit due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to seven years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, the Company has analyzed its history with these types of arrangements and has concluded that it has a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, the Company considers the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company accounts for the assignment of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Provided all revenue recognition criteria have been met, the Company recognizes revenue for these arrangements under its normal revenue recognition criteria, net of any payment discounts from financing transactions.
The terms of the Company’s software license agreements with its clients generally provide for a limited indemnification of such intellectual property against losses, expenses and liabilities arising from third party claims based on alleged infringement by the Company’s solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, the Company has not had to reimburse any of its clients for any losses related to these indemnification provisions pertaining to third party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with its clients, the

Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
(d) Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. The Company is amortizing capitalized costs over five years. During 2007, 2006 and 2005, the Company capitalized $65,985,000, $60,943,000 and $62,039,000, respectively, of total software development costs of $283,086,000, $262,163,000 and $225,606,000, respectively. Amortization expense of capitalized software development costs in 2007, 2006 and 2005 was $53,475,000, $45,750,000 and $47,888,000, respectively, and accumulated amortization was $356,485,000, $303,010,000 and $255,122,000, respectively. Included in 2007 total software development costs is $8.6 million of research and development activities for the RxStation medical dispensing devices. $3.4 million of this amount recorded in 2007 is related to periods prior to 2007 and is immaterial to both 2007 and the prior periods to which it relates.
(f) Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.
(g) Short-term Investments – The Company’s short-term investments are primarily invested in auction rate securities which are debt instruments having longer-dated (in most cases, many years) legal maturities, but with interest rates that are generally reset every 28-49 days under an auction system. Because auction rate securities are frequently re-priced, they trade in the market on par-in, par-out basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value, which approximates cost. Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities. However, they have been classified as current assets as they are generally available to support the Company’s current operations. There have been no realized gains or losses on these investments.
(h) Inventory - Inventory consists primarily of computer hardware, sub-licensed software held for resale and RxStation medication dispensing units. Inventory is recorded at the lower of cost (first-in, first-out) or market.
(i) Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of two to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of two to 15 years.
(j) Earnings per Common Share – Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations are as follows:

	2007			2006			2005
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$127,125	79,395	$1.60	$109,891	77,691	$1.41	$86,251	74,144	$1.16

Effect of dilutive securities:
Stock options	—	3,823		—	4,032		—	3,946

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$127,125	83,218	$1.53	$109,891	81,723	$1.34	$86,251	78,090	$1.10

Options to purchase 1,081,000, 1,121,000 and 166,000 shares of common stock at per share prices ranging from $40.84 to $136.86, $33.86 to $136.86 and $38.32 to $136.86, were outstanding at the end of 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.
(k) Foreign Currency - Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain resulting from foreign currency transactions is included in general and administrative expenses in the consolidated statements of operations and amounted to $3,691,000, $3,764,000 and $2,700,000 in 2007, 2006 and 2005, respectively.
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
(m) Goodwill and Other Intangible Assets – The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company assesses its goodwill for impairment in the second quarter of its fiscal year. There was no impairment of goodwill in 2007 and 2006. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The company also evaluated impairment indicators in 2006 and 2007, resulting in no impairment. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization, are amortized on a straight-line basis, and are summarized as follows:

	Weighted-Average	December 29, 2007		December 30, 2006
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
		(In thousands)
Purchased software	5.0	$59,775	$44,557	$56,663	$36,031
Customer lists	5.0	55,384	30,236	47,793	19,688
Patents	17.0	6,826	1,244	6,136	1,198
Non-compete agreements	3.0	1,824	918	1,118	364

Total	5.63	$123,809	$76,955	$111,709	$57,281

Amortization expense was $19,674,000, $16,842,000 and $17,258,000 for the years ended 2007, 2006 and 2005, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For year ended: 2008	$17,289
2009	15,388
2010	4,639
2011	3,135
2012	855

The changes in the carrying amount of goodwill for the 12 months ended December 29, 2007 are as follows:

(In thousands)
Balance as of December 30, 2006	$128,819
Goodwill acquired	12,733
Foreign currency translation adjustment and other	2,372

Balance as of December 29, 2007	$143,924

At December 29, 2007 and December 30, 2006, goodwill of $125,516,000 and $112,312,000 has been allocated to the Domestic segment respectively. The 2007 and 2006 amounts of goodwill allocated to the global segment was $18,408,000 and $16,507,000, respectively.
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
(o) Concentrations – Substantially all of the Company’s cash and cash equivalents and short-term investments are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of U.S. Government Federal Agency Securities, short-term marketable securities, and overnight repurchase agreements. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.
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

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As previously allowed under SFAS 123, the Company only adopted the disclosure requirements of SFAS 123, which established a fair value-based method of accounting for stock-based employee compensation plans. The following is a reconciliation of reported net earnings to adjusted net earnings had the Company recorded compensation expense based on the fair value at the grant date for its stock options under SFAS 123 for the year ended 2005.

(In thousands, except per share data)	2005
Reported net earnings	$86,251
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(10,971)

Adjusted net earnings	75,280

Basic earnings per share:

Reported net earnings	$1.16
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(0.14)

Adjusted net earnings	1.02

Diluted earnings per share:

Reported net earnings	$1.10
Less: stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(0.14)

Adjusted net earnings	0.96

(q) Reclassifications — Certain prior year amounts in our consolidated balance sheet have been reclassified to conform to the current year presentation.
(r) Derivative Instruments and Hedging Activities — The Company follows Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Investments and Hedging Activities,” as amended, to account for its derivative and hedging activities.
The Company has issued foreign-denominated debt to manage its foreign currency exposure related to its net investment in its subsidiary in England. Beginning in 2006, at the beginning of each quarterly period, the Company designated a portion (between £60 million and £63 million during the year) of its debt (£65 million), which is denominated in Great Britain Pounds, to hedge its net investment in England. During 2007 the Company designated all £65 million of its debt that is denominated in Great Britain Pounds. At December 29, 2007, approximately $1.5 million, net of approximately $1 million of tax, of increases in the debt related to changes in the foreign currency exchange rate were included in accumulated other comprehensive income. At December 30, 2006 approximately $9 million, net of approximately $6 million of tax, of increases in the debt related to changes in the foreign currency exchange rate were included in accumulated other comprehensive income.
(s) Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value and sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The Company is currently assessing the impact of adoption of SFAS 157 on its results of operations and its financial position and will be required to adopt SFAS 157 as of the first day of the 2008 fiscal year. The effect of adopting SFAS 157 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value. The company is currently assessing the impact of adoption of SFAS 159 on its results of operations and its financial position and will be required to adopt SFAS 159 as of the first day of the 2008 fiscal year. The effect of adopting SFAS 159 is not expected to be material to the Company’s consolidated financial statements.
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R) on its results of operations and its financial position, which is expected to be immaterial, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB No. 51. SFAS 160 guides that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements, and that net income should be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company is currently assessing the impact of adoption of SFAS 160 on its results of operations and its financial position, which is expected to be immaterial, and will be required to adopt SFAS 160 as of the first day of the 2009 fiscal year.
(2) Business Acquisitions
During the three years ended December 29, 2007, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. The results of each acquisition are included in the Company’s consolidated statements of operations from the date of each acquisition. Below is a description of the three most significant acquisitions.
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,120,000, which was reduced by $1,588,000 for a working capital adjustment in the second quarter of 2007. Etreby was a software provider of retail pharmacy management systems. The acquisition of Etreby’s assets has expanded the Company’s pharmacy systems portfolio. The operating results of Etreby were combined with those of the Company subsequent to the purchase date of February 22, 2007. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $12,676,000 and $10,181,000 in intangible assets. The intangible assets are being amortized over five years. The goodwill was allocated to the Domestic segment and is expected to be deductible for tax purposes. Unaudited pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company.
On July 5, 2006, the Company completed the purchase of Galt Associates, Inc., now known as Cerner Galt, Inc. (“Galt”) for $13,766,000, net of cash acquired. Galt is a provider of safety and risk management solutions for pharmaceutical, medical device and biotechnology companies. The acquisition of Galt has enhanced the Company’s LifeSciences portfolio by adding solutions and services that use medical event data to monitor and manage the safety and effectiveness of various therapies. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $9,298,000 and $4,266,000 in intangible assets. The intangible assets are being amortized over periods between two and five years. Unaudited pro-forma results of operations for 2006 were not presented because the effect of this acquisition was not material to the Company.

On January 3, 2005, the Company completed the purchase of assets of the medical business division of VitalWorks, Inc. for approximately $100,000,000, which was funded with existing cash of approximately $65,000,000 and borrowings on the revolving line of credit of approximately $35,000,000. The medical business consists of delivering and supporting physician practice management, electronic medical record, electronic data interchange and emergency department information solutions and related products and services to physician practices, hospital emergency departments, management service organizations and other related entities. The acquisition of VitalWorks’ medical division expanded the Company’s presence in the physician practice market. $6,382,000 of the purchase price was allocated to in-process research and development that had not reached technological feasibility and is reflected as a charge to earnings in 2005. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $55,166,000 and $43,450,000 in intangible assets that are being amortized over five years.
A summary of the Company’s purchase acquisitions for the three years ended December 29, 2007, is included in the following table (in millions, except share amounts):

						Developed	Form of
(In millions)	Date	Consideration	Goodwill	(Tax Basis)	Intangibles	Technology	Consideration

Fiscal Year 2007 Acquisition

Name:
Etreby Computer Company, Inc.

Description of Business:
Software provider of retail pharmacy management systems	2/07	$23.5	$12.7	$(12.7)	$8.3	$1.9	$23.5 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Fiscal Year 2006 Acquisition

Name:
Galt Associates, Inc.

Description of Business:
Safety and risk management software for pharmaceutical, medical device and biotechnology companies	7/06	$13.7	$9.3	$—	$2.7	$1.6	$13.7 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Fiscal Year 2005 Acquisition

Name:
Bridge Medical, Inc.

Description of Business:
Leader in point-of-care software market	7/05	$11.0	$5.4	$(5.4)	$5.5	$2.9	$11 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Name:
DKE SARL (Axya Systemes)

Description of Business:
Financial, administrative, and clinical solutions in Europe	5/05	$5.2	$1.2	$—	$1.8	$1.5	$5.2 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Name:
Medical Division of VitalWorks, Inc.

Description of Business:
Physician practice solution	1/05	$100.0	$55.2	$(55.2)	$35.1	$8.4	$100 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Amounts allocated to intangibles are amortized on a straight-line basis over three to 17 years. Amounts allocated to software are amortized based on current and expected future revenues for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product.

(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

	Etreby
	Computer	Galt	Bridge Medical,	Axya	Medical Division of
(In thousands)	Company, Inc.	Associates, Inc.	Inc.	Systemes	VitalWorks, Inc.

Current assets	$1,002	751	1,172	2,680	11,404
Total assets	24,280	15,372	15,802	7,209	120,175
Current liabilities	748	1,606	4,748	2,244	17,064
Total liabilities	748	1,606	4,783	2,483	19,877
(3) Receivables
Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of the Company’s clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain non-U.S. countries. A summary of receivables is as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Accounts receivable, net of allowance	$261,456	$228,676
Contracts receivable	129,604	132,748

Total receivables, net	$391,060	$361,424

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At the end of 2007 and 2006 the allowance for estimated uncollectible accounts was $15,469,000 and $14,628,000, respectively.
During 2007 and 2006, the Company received total client cash collections of $1,646,584,000 and $1,457,603,000, respectively, of which $88,286,000 and $108,814,000 were received from third party arrangements with non-recourse payment assignments.

(4) Property and Equipment
A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

	Depreciable			December 29,	December 30,
(In thousands)	Lives (Yrs)			2007	2006

Furniture and fixtures	5	-	12	$55,016	$41,914
Computer and communications equipment	2	-	5	422,716	308,370
Leasehold improvements	2	-	15	123,799	95,433
Capital lease equipment	3	-	5	17,416	17,333
Land, buildings and improvements	12	-	50	176,216	144,820
Other equipment	5	-	20	983	4,299

				796,146	612,169
Less accumulated depreciation and amortization				333,307	254,227

Total property and equipment, net				$462,839	$357,942

Depreciation expense for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $80,020,000, $61,380,000 and $49,057,000, respectively.
(5) Indebtedness
In November 2005, the Company completed a £65,000,000 ($129,779,000 at December 29, 2007) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57%, are payable in three equal installments, which began in December 2006. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006 and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (7.25% at December 29, 2007) or LIBOR (4.73% at December 29, 2007) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of 2/10% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. On January 10, 2005, the Company drew down $35,000,000 from its revolving line of credit in connection with the acquisition of the medical business division of VitalWorks. (See Note 2 to the consolidated financial statements.) This amount was paid in full as of December 31, 2005. As of December 29, 2007, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at December 29, 2007.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% were paid in full in 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at December 29, 2007.
In March 2004, the Company issued a $7,500,000 promissory note to Cedars-Sinai Medical Center of which $2,500,000 was repaid in October 2004. The balance of the note was paid on April 30, 2007.
The Company also has capital lease obligations amounting to $769,000, payable over the next two years.
The aggregate maturities for the Company’s long-term debt, including capital lease obligations, are as follows (in thousands):

(In thousands)
2008	$14,260
2009	36,044
2010	29,362
2011	28,290
2012	28,290
2013 and thereafter	55,620

Total maturities	$191,866

The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $173,675,000 and $185,154,000 at December 29, 2007 and December 30, 2006, respectively.
(6) Interest Income (Expense)
A summary of interest income and expense is as follows:

(In thousands)	2007	2006	2005

Interest income	$13,206	$11,877	$3,871
Interest expense	(11,937)	(12,574)	(9,729)

Interest income (expense), net	$1,269	$(697)	$(5,858)

(7) Stock Options and Equity
At the end of 2007 and 2006, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.
As of December 29, 2007, the Company had four fixed stock option and equity plans in effect for associates. The awards granted under these plans qualify for equity classification pursuant to SFAS 123R. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

(In thousands)	2007	2006	2005

Total cost of share-based payments for the period	$17,334	$19,973	$727
Amounts capitalized in software development costs, net of amortization	(1,145)	(952)	—

Amounts charged against earnings, before income tax benefit	$16,189	$19,021	$727

Amount of related income tax benefit recognized in earnings	$6,030	$7,275	$278

During 2007, the Company had two shareholder approved long-term incentive plans from which it could issue grants.
Under the 2001 Long-Term Incentive Plan F, the Company is authorized to grant to associates, directors and consultants 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at the Company’s discretion. However, not more than 1,000,000 of such shares will be available for granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 25 years.
Under the 2004 Long-Term Incentive Plan G, the Company is authorized to grant to associates and directors 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at the Company’s discretion. Options under Plan G are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 12 years. In 2007, Long-Term Incentive Plan G was amended to permit Cerner the ability to recover fringe benefit tax payments made by Cerner on behalf of its associates in India.
In addition to the stock option plans, the Company has also granted 1,708,170 other non-qualified stock options over time through December 29, 2007, under separate agreements to associates and certain third parties. These options are exercisable at a price equal to or greater than the fair market value on the date of grant. These options vest over periods of up to six years and are exercisable for periods of up to 10 years.
The fair market value of each stock option award is estimated on the date of grant using a lattice option-pricing model for 2007 and 2006 and the Black-Scholes option-pricing model for 2005. In 2006, the Company changed its valuation model from the Black-Scholes option-pricing model to the lattice pricing model because it is believed to provide greater flexibility for valuing the substantive characteristics of employee share instruments, resulting in a more accurate estimate of fair market value. The pricing model requires the use of the following estimates and assumptions:
•	Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. Expected volatilities under the Black-Scholes model were based entirely on the historical volatility. The Company uses historical data to estimate the stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.

•	The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors. The expected term under the Black-Scholes model was determined using the simplified method of estimating the term as described in Staff Accounting Bulletin 107.

•	The risk-free rate used in 2007 and 2006 is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards. The risk-free rate used in 2005 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the awards.
The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

(In thousands)	2007			2006			2005

Expected Volatility (%)	43.1	-	46.1	46.8	-	48.2	45.4	-	49.1

Expected term (yrs)	9.6	-	9.9	8.0	-	8.7		6.6

Risk-free rate (%)		4.6			4.9			4.1
A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock Option Plans D and E were in effect prior to 2005 and some options remain issued and outstanding; however, no new grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options at the end of 2007, 2006 and 2005 are presented below:

	2007			2006			2005
		Weighted-Average	Aggregate		Weighted-Average	Aggregate		Weighted-Average
Options	Number of Shares	Exercise Price	Intrinsic Value	Number of Shares	Exercise Price	Intrinsic Value	Number of Shares	Exercise Price

Outstanding at December 30, 2006	10,432,448	$21.11		11,039,522	$18.51		14,545,148	$16.25
Granted	934,280	55.04		1,044,230	42.63		1,341,286	33.77
Exercised	(1,731,512)	16.80		(1,352,318)	15.78		(4,272,960)	15.62
Forfeited and Expired	(489,653)	29.83		(298,986)	24.32		(573,952)	18.18

Outstanding at December 29, 2007	9,145,563	$24.94	$298,744,933	10,432,448	$21.11	$177,409,878	11,039,522	$18.51

Options exercisable at the end of the year	5,423,960	$17.51	$217,383,381	5,391,750	$15.98	$116,135,878	4,813,058	$15.56
The following tables summarize information about fixed and other stock options outstanding at December 29, 2007:

Options Outstanding
		Weighted-Average
Range of	Number Outstanding at	Remaining Contractual	Weighted-Average
Exercise Prices	12/29/2007	Life (yrs)	Exercise Price
$6.25 - 14.00	2,361,129	6.15	$10.16
14.10 - 21.64	2,465,376	7.05	18.07
21.65 - 39.29	2,383,141	6.10	27.65
39.78 - 136.86	1,935,917	8.77	48.37

	9,145,563	6.94	24.94

Options Exercisable
		Weighted-Average
Range of	Number Exercisable at	Remaining Contractual	Weighted-Average
Exercise Prices	12/29/2007	Life (yrs)	Exercise Price
$6.25 - 14.00	1,890,587		$10.16
14.10 - 21.64	2,091,288		17.75
21.65 - 39.29	1,387,485		26.18
39.78 - 136.86	54,600		42.28

	5,423,960	6.54	17.51

The weighted-average grant date fair market value of stock options granted during 2007, 2006 and 2005 was $29.17, $19.68 and $17.86, respectively. The total intrinsic value of stock options exercised in 2007 and 2006 was $67,336,000 and $39,276,000, respectively. The Company issues new shares to satisfy option exercises.

Restricted Stock Grants
A summary of the Company’s restricted stock grants during 2007, 2006 and 2005 are presented below:

			Fair		Number of
Plan	Shares Granted	Grant Date	Value	Vesting Date	Shares	Recipient

F	15,000	7/6/2004	$21.16	5/26/2005	15,000	BOD

F	5,000	4/4/2005	26.19	2/2/2006	1,666	BOD
				2/2/2007	1,666
				2/2/2008	1,668

F	25,000	6/3/2005	31.41	5/25/2006	25,000	BOD

G	5,000	6/3/2005	31.41	5/25/2006	1,666	BOD
				5/24/2007	1,666
				5/22/2008	1,668

F	5,000	6/13/2005	31.79	12/31/2006	—	* Associate

F	15,000	5/26/2006	36.61	5/24/2007	15,000	BOD

F	6,000	7/25/2006	38.75	5/24/2007	6,000	BOD

F	13,800	5/25/2007	57.25	5/22/2008	13,800	BOD

G	9,666	12/5/2007	58.62	12/5/2008	3,222	Associate
				12/5/2009	3,222
				12/5/2010	3,222

*	Grant cancelled on 12/30/2006 due to failure to meet performance criteria.
All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an associate provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $887,000, $853,000 and $780,000 in 2007, 2006 and 2005, respectively.

Nonvested Shares
A summary of the Company’s nonvested share-based compensation arrangements granted under all plans as of December 29, 2007 is presented below:

	Nonvested Stock
		Weighted-Average
		Grant Date
Options	Number of Shares	Fair Value

Outstanding at December 30, 2006	27,668	$34.67
Granted	23,466	57.81
Vested	(24,332)	38.72

Outstanding at December 29, 2007	26,802	54.20

As of December 29, 2007, there was $38,533,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair market value of shares vested during 2007, 2006 and 2005 was $1,380,000, $1,031,000 and $494,400, respectively.
Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by the Company and associates of the Company’s United States based subsidiaries, except as provided below, are eligible to participate in the Plan (“Participants”). The following individuals are excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by the Company or its domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company Common Stock; and, (c) persons who are customarily employed by the Company for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the purchase period. The purchase of the Company’s Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. Under FAS123R, the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
(8) Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All associates over age 18 and not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a money market fund, a Company stock fund, or a self-directed brokerage account. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Company’s expenses for the Plan amounted to $8,280,000, $7,791,000 and $7,130,000 for 2007, 2006 and 2005, respectively.
The Company added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their base salary are eligible to receive the discretionary match contribution. For the years ended 2007, 2006 and 2005 the Company expensed $6,019,000, $6,638,000 and $5,783,000 for discretionary distributions, respectively.
(9) Income Taxes
Income tax expense (benefit) for the years ended 2007, 2006 and 2005 consists of the following:

(In thousands)	2007	2006	2005

Current:
Federal	$66,701	$44,139	$47,499
State	3,600	7,855	7,549
Foreign	24,629	(2,987)	819

Total current expense	94,930	49,007	55,867

Deferred:
Federal	(1,726)	6,586	(2,964)
State	(1,360)	(1,431)	(2,382)
Foreign	(15,002)	3,491	(1,528)

Total deferred expense (benefit)	(18,088)	8,646	(6,874)

Total income tax expense	$76,842	$57,653	$48,993

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2007 and 2006 relate to the following:

	December 29,	December 30,
(In thousands)	2007	2006

Deferred tax assets
Accrued expenses	$20,332	$15,224
Separate return net operating losses	24,462	12,291
Share based compensation	11,433	5,800
Hedge of net investment in foreign subsidiary	10,174	7,189
Other	834	4,336

Total deferred tax assets	67,235	44,840

Deferred tax liabilities
Software development costs	(73,165)	(71,035)
Contract and service revenues and costs	(8,616)	(12,881)
Depreciation and amortization	(26,616)	(17,138)
Other	(1,156)	(94)

Total deferred tax liabilities	(109,553)	(101,148)

Net deferred tax liability before valuation allowance	$(42,318)	$(56,308)

Valuation allowance	(7,982)	0

Net deferred tax liability	(50,300)	(56,308)

During the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $7,982,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are expected to be deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the remaining deferred tax assets. At December 29, 2007, the Company has net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $19.0 million which are available to offset future Federal taxable income, if any, through 2020.
The December 30, 2006 deferred tax assets include an adjustment to correct amounts previously reported for non-U.S. net operating losses related to periods prior to 2005. The effect of this adjustment is an increase to deferred tax assets and January 1, 2005 retained earnings by $4,162,000. The impact of this adjustment is not material to previously reported periods.

The effective income tax rates for 2007, 2006 and 2005 were 38%, 34% and 36%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

(In thousands)	2007	2006	2005

Tax expense at statutory rates	$71,389	$58,640	$47,335
State income tax, net of federal benefit	4,640	4,176	4,396
Zynx tax benefit adjustment	—	—	(4,794)
Prior period adjustments	(3,125)	(1,994)	—
Valuation Allowance	7,982	—	—
Other, net	(4,044)	(3,169)	2,056

Total income tax expense	76,842	57,653	48,993

The 2007 and 2006 tax expense amounts include the recognition of approximately $3,125,000 and $1,994,000 respectively of tax benefits for items related to prior periods. The adjustments in 2007 were recorded primarily to correct an error in the Company’s 2006 state income tax rate. These differences have accumulated over several years and the impact to any one of these prior periods is not material. The 2006 amounts relate to tax credits taken on prior income tax returns and to correct an error in prior years’ effective foreign tax rate, which have accumulated over several years.
Income taxes payable are reduced by the tax benefit resulting from disqualifying dispositions of stock acquired under the Company’s stock option plans. The 2007, 2006 and 2005 benefits of $29,865,000, $9,372,000 and $30,289,000, respectively, are treated as increases to additional paid-in capital.
On December 31, 2006, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This interpretation clarifies how companies calculate and disclose uncertain tax positions. The effect of adopting this interpretation did not impact any previously recorded amounts for unrecognized tax benefits.
The 2007 beginning and ending amounts of accrued interest related to the underpayment of taxes was $1,150,000 and $202,000, respectively. The Company classifies interest and penalties as income tax expense in its consolidated statement of earnings, which is consistent with how the Company previously classified interest and penalties related to the underpayment of income taxes. No accrual for tax penalties was recorded upon adoption of FIN 48 or at the end of the year.
The total amount of unrecognized tax benefits including interest was $13,300,000 as of December 31, 2006. During 2007, the Company effectively settled IRS examinations for the 1998 to 2004 periods and as a result reclassified previously recorded reserves for tax uncertainties by $9,845,000 including interest. Of this amount, $1,732,000 was recorded as a reduction to income tax expense in 2007. The years after 2004 remain open. As of December 29, 2007, the total amount of unrecognized tax benefits, including interest, was $8,069,000. All of this amount, if recognized, would affect the effective tax rate. The Company does not expect the current amount of its unrecognized tax benefits to change materially over the next 12 months.

A reconciliation of unrecognized tax benefit as of December 29, 2007, is presented below:

(In thousands)
Unrecognized tax benefit — December 30, 2006	$13,300
Gross decreases- tax positions in prior period	(1,732)
Gross increases- in current-period tax positions	4,614
Settlements	(8,113)

Unrecognized tax benefit — December 29, 2007	8,069

(10) Related Party Transactions
The Company leases an airplane from PANDI, Inc. (PANDI), a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig, the Company’s Chairman/CEO and Vice Chairman of the Board, respectively. The airplane is leased on a per mile basis with no minimum usage guarantee. The lease rate is believed to approximate fair market value for this type of aircraft. During 2007, 2006 and 2005 the Company paid an aggregate of $661,000, $670,000 and $812,000 for the rental of the airplane, respectively. The airplane is used principally by Mr. Trace Devanny, President, and Mr. Mike Valentine, Executive Vice President, to make client visits.
On February 6, 2007, the Company entered into an Aircraft Service Agreement between Rockcreek Aviation, Inc. (the Company’s wholly-owned flight operations subsidiary) and PANDI. Under this agreement Rockcreek Aviation provides flight operations services to PANDI with respect to PANDI’s aircraft. PANDI owns and operates a Beechcraft, BeechJet 400. During 2007, the aircraft services fees paid by PANDI to the Company were $238,000.

(11) Commitments
In prior years, the Company leased space to unrelated parties in its North Kansas City headquarters complex and in other business locations under noncancelable operating leases. Included in other revenues is rental income of $305,000 and $583,000 in 2006 and 2005, respectively. The Company did not receive rental income in 2007.
The Company is committed under operating leases for office space and computer equipment through October 2027. Rent expense for office and warehouse space for the Company’s regional and global offices for 2007, 2006 and 2005 was $12,436,000, $11,391,000 and $9,056,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

(In thousands)
2008	$34,143
2009	27,971
2010	24,497
2011	23,387
2012	22,928
2013 and thereafter	99,198

(12) Segment Reporting
The Company has two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation that have not been allocated to the operating segments. It is impractical for the Company to track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2007
Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings	$675,156	$85,955	$(557,028)	$204,083

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2006
Revenues	$1,166,662	$207,367	$4,009	$1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings	$607,003	$60,572	$(501,408)	$166,167

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2005
Revenues	$1,043,804	$113,317	$3,664	$1,160,785

Cost of revenues	238,096	17,189	(599)	254,686
Operating expenses	288,098	48,098	429,467	765,663

Total costs and expenses	526,194	65,287	428,868	1,020,349

Operating earnings	$517,610	$48,030	$(425,204)	$140,436

(13) Revised Quarterly Results (unaudited)
Selected quarterly financial data for 2007 and 2006 is set forth below:

		Earnings		Basic	Diluted
		Before Income		Earnings	Earnings Per
(In thousands,except per share data)	Revenues	Taxes	Net Earnings	Per Share	Share

2007 quarterly results:
March 31	$365,852	$42,976	$27,711	0.35	0.34
June 30	386,588	48,189	26,849	0.34	0.32
September 29	372,936	53,576	31,234	0.39	0.37
December 29	394,501	59,226	41,331	0.52	0.49

Total	$1,519,877	203,967	127,125

2006 quarterly results:
April 1	$321,224	33,426	20,144	0.26	0.25
July 1	330,572	39,368	23,873	0.31	0.29
September 30	345,452	43,831	26,728	0.34	0.33
December 30 (1)	380,790	50,919	39,146	0.50	0.48

Total	$1,378,038	167,544	109,891

(1)	Includes a tax benefit of $7.9 million related to the extension of the Federal Research and Development Credit, the recognition of certain state tax benefits and adjustments to correct certain federal and foreign items unrelated to the fourth quarter of 2006. This results in an increase to dilted earnings per share of $0.10.

Immaterial Corrections
During 2007, certain errors were identified that impacted amounts previously reported on our Form 10-Q for the 2007 quarterly periods and on our Form 10-K for the prior annual periods. These items separately and in the aggregate did not have a material impact on results previously reported in 2007 or prior periods. However, we have revised our previously reported quarterly results in 2007 to reflect the adjustments in the appropriate quarterly period. These items are:
Research and Development
In connection with production and delivery of the RxStation medication dispensing devices, the Company reviewed the accounting treatment of previously capitalized costs related to this device and determined a write-off was necessary. The fourth quarter of 2007 in the table below includes additional after tax expense of $2.1 million, net of $1.3 million tax benefit, related to periods prior to 2007.
State Income Taxes
This adjustment relates to the use of a higher estimated effective state income tax rate than the actual effective rate in computing the Company’s current tax provision. The Company’s fourth quarter of 2007 in the table below includes a decrease in tax expense of $3.1 million related to the 2006 period.
Foreign Taxes
This adjustment corrected a tax item of $4.2 million previously reported in the second quarter of 2007 relating to foreign net operating losses for periods prior to 2005. This adjustment has been corrected through an adjustment to the January 1, 2005 retained earnings. The second item is due to a reduction in foreign income tax rates resulting from a law that was enacted in the third quarter of 2007, which effectively reduced the value of the Company’s foreign tax losses.
A summary of the quarterly adjustments for 2007 is set forth below:

	2007
(In thousands)
	March 31	June 30	September 29	December 29	Total
Revenues
As reported	$365,852	$386,588	$372,936	$394,501	$1,519,877
Research & Development	—	—	—	—	—
State Income taxes	—	—	—	—	—
Foreign Taxes	—	—	—	—	—

Revised	$365,852	$386,588	$372,936	$394,501	$1,519,877

Earnings Before Income taxes
As reported	$43,751	$49,031	$56,010	$59,226	$208,018
Research & Development	(775)	(842)	(2,434)	—	(4,051)
State Income taxes	—	—	—	—	—
Foreign Taxes	—	—	—	—	—

Revised	$42,976	$48,189	$53,576	$59,226	$203,967

Net Earnings
As reported	$27,580	$31,115	$35,841	$41,331	$135,867
Research & Development	(487)	(528)	(1,528)	—	(2,543)
State Income taxes	521	521	521	—	1,563
Foreign Taxes	97	(4,259)	(3,600)	—	(7,762)

Revised	$27,711	$26,849	$31,234	$41,331	$127,125

Cerner Corporation
Valuation and Qualifying Accounts
Schedule II

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period

For Year Ended December 31, 2005

Doubtful Accounts and Sale Allowances	$17,583,000	$5,758,000	$3,136,000	$(7,622,000)	$18,855,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 30, 2006

Doubtful Accounts and Sale Allowances	$18,855,000	$3,258,000	$34,000	$(7,519,000)	$14,628,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 29, 2007	$14,628,000	$7,392,000	$31,000	$(6,582,000)	$15,469,000

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
Under date of February 27, 2008, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 29, 2007, which are included in the Corporation’s 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Our report dated February 27, 2008 on the consolidated financial statements contains an explanatory paragraph that states that, as discussed in note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
Kansas City, Missouri
February 27, 2008