Form 10-Q
period 2008-03-29
CERNER CORP /MO/
filed 2008-05-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     There were 80,567,432 shares of Common Stock, $.01 par value, outstanding at April 25, 2008.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,
(In thousands, except share data)	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$250,509	$182,914
Short-term investments	—	161,600
Receivables, net	388,257	391,060
Inventory	12,253	10,744
Prepaid expenses and other	69,796	61,878
Deferred income taxes	10,318	10,368

Total current assets	731,133	818,564

Property and equipment, net	479,872	462,839
Software development costs, net	207,386	200,380
Goodwill	145,351	143,924
Intangible assets, net	43,095	46,854
Long-term investments	101,388	—
Other assets	17,045	17,395

Total assets	$1,725,270	$1,689,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$76,727	$79,812
Current installments of long-term debt	14,105	14,260
Deferred revenue	102,964	98,802
Accrued payroll and tax withholdings	67,337	65,011
Other accrued expenses	20,389	30,238

Total current liabilities	281,522	288,123

Long-term debt	177,454	177,606
Deferred income taxes	70,183	68,738
Deferred revenue	17,788	21,775

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 80,487,678 shares issued at March 29, 2008 and 80,147,955 issued at December 29, 2007	805	801
Additional paid-in capital	465,474	451,876
Retained earnings	708,257	671,440
Accumulated other comprehensive income	2,501	8,311

Total stockholders’ equity	1,177,037	1,132,428

Commitments
Total liabilities and stockholders’ equity	$1,725,270	$1,689,956

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 29,	March 31,
	2008	2007
(In thousands, except per share data)
Revenues:
System sales	$116,231	$122,870
Support, maintenance and services	259,794	233,889
Reimbursed travel	8,740	9,093

Total revenues	384,765	365,852

Costs and expenses:
Cost of system sales	40,182	47,000
Cost of support, maintenance and services	15,452	16,370
Cost of reimbursed travel	8,740	9,093
Sales and client service	171,082	157,158
Software development	69,164	66,598
General and administrative	23,679	26,455

Total costs and expenses	328,299	322,674

Operating earnings	56,466	43,178

Other income (expense):
Interest income, net	1,030	120
Other expense	(213)	(322)

Total other income (expense), net	817	(202)

Earnings before income taxes	57,283	42,976
Income taxes	(20,466)	(15,265)

Net earnings	$36,817	$27,711

Basic earnings per share	$0.46	$0.35

Basic weighted average shares outstanding	80,382	78,711

Diluted earnings per share	$0.44	$0.34

Diluted weighted average shares outstanding	83,529	82,648
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 29,	March 31,
	2008	2007
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,817	$27,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,628	34,671
Share-based compensation expense	3,445	3,811
Non-employee stock option compensation expense	—	212
Provision for deferred income taxes	1,908	976
Tax benefit from stock options	4,442	8,686
Excess tax benefits from share based compensation	(4,286)	(6,134)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(47)	5,477
Inventory	(2,396)	5,155
Prepaid expenses and other	(7,649)	(3,780)
Accounts payable	(11,665)	(7,432)
Accrued income taxes	(12,249)	(22,884)
Deferred revenue	250	(3,523)
Other accrued liabilities	3,402	(543)

Total adjustments	13,784	14,692

Net cash provided by operating activities	50,601	42,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(25,916)	(20,623)
Purchase of land, buildings and improvements	(4,908)	(28,712)
Purchase of intangibles	(247)	(335)
Acquisition of businesses, net of cash acquired	—	(25,367)
Net decrease in investments	55,260	16,487
Capitalized software development costs	(17,105)	(16,183)

Net cash provided (used) in investing activities	7,084	(74,733)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(324)	(437)
Proceeds from excess tax benefits from share based compensation	4,286	6,134
Proceeds from exercise of options	5,870	11,302
Proceeds from sale of future receivables	4,476	—

Net cash provided by financing activities	14,308	16,999

Effect of exchange rate changes on cash	(4,398)	(824)

Net increase (decrease) in cash and cash equivalents	67,595	(16,156)
Cash and cash equivalents at beginning of period	182,914	162,545

Cash and cash equivalents at end of period	$250,509	$146,389

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$39	$45
Income taxes, net of refund	26,280	28,360

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	—	930
Increase in property and equipment, net	—	391
Increase in goodwill and intangibles	—	23,094
Increase in deferred revenue	—	476
Increase in other working capital components	—	476

Total	$—	$25,367

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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and displaying comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, unrealized gains and losses from available-for-sale securities (net of income taxes), and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $38,132,000 and $28,103,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. On December 30, 2007, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income. These fluctuations resulted in a net loss of approximately $143,000 for the three months ended March 29, 2008 and a net gain of approximately $762,000 for the three months ended March 31, 2007.
Cerner recognizes transaction gains and losses from foreign currency on the income statement as a component of general and administrative expenses. During the quarter ended March 29, 2008, the Company realized foreign currency gains of $5,647,000 as compared to $497,000 for the period ended March 31, 2007.
Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” clarifies how companies calculate and disclose uncertain tax positions. The Company classifies interest and penalties related to income taxes as income tax expense in its consolidated statement of earnings.
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

	Three Months Ended			Three Months Ended
	March 29, 2008			March 31, 2007
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$36,817	80,382	$0.46	$27,711	78,711	$0.35
Effect of dilutive securities:
Stock options	—	3,147		—	3,937

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$36,817	83,529	$0.44	$27,711	82,648	$0.34

Options to purchase 1,837,000 and 1,073,000 shares of common stock at per share prices ranging from $38.37 to $136.86 and $36.64 to $136.86 were outstanding at the three months ended March 29, 2008 and March 31, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3)	Accounting for Share-Based Awards
SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.
As of March 29, 2008, the Company had four stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007
Total cost of share-based payments for the period	$3,771	$4,090
Amounts capitalized in software development costs	(209)	(279)

Amounts charged against earnings, before income tax benefit	$3,562	$3,811

Amount of related income tax benefit recognized in earnings	$1,327	$1,458

A summary of the stock option activity of the Company’s four stock option and equity plans as of March 29, 2008 and changes during the quarter ended March 29, 2008 is presented below:

	Three Months Ended March 29, 2008
		Weighted-Average	Aggregate
Fixed Options	Number of Shares	Exercise Price	Intrinsic Value (1)
Outstanding at the beginning of the year	9,145,563	$24.94
Granted	231,000	40.77
Exercised	(340,338)	17.25
Forfeited or expired	(100,459)	30.43

Outstanding at March 29, 2008	8,935,766	$25.58	$134,315,184

Options exercisable at March 29, 2008	5,350,338	$18.11	$109,347,296

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of March 29, 2008.
The weighted average grant date fair value of stock options granted during the first quarter of 2008 and 2007 was $22.14 and $29.07, respectively. The total intrinsic value of stock options exercised during the first quarter of 2008 and 2007 was $11,926,653 and $22,831,000, respectively. The Company issues new shares to satisfy option exercises.
As of March 29, 2008, there was $39,504,076 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.
(4)	Business Acquisition and Divestiture
No acquisition or divestiture activity took place during the period ended March 29, 2008.

(5)	Adoption of SFAS 157 — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP.
On December 30, 2007, the Company adopted the portions of SFAS 157, “Fair Value Measurements” except for the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2. The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)		Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 29, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$101,363	$—	$—	$101,363
Included in available-for-sale securities are auction rate securities with an estimated fair value of $101,363,000 classified as non-current assets on the balance sheet. These investments fall under the Level 3 inputs category, as there are significant unobservable inputs associated with the determination of fair value of these assets. At March 29, 2008, the Company held auction rate securities with a par value of $105,952,000. In February and March 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities we hold. As a result, the Company assessed the decline in fair value of the securities as a temporary impairment and recognized an unrealized loss of $3,014,000 through other comprehensive income, net of an income tax benefit of $1,575,000. For a more detailed discussion of the auction rate securities held by Cerner, please refer to note (8).
Based upon the change in the market and availability of observable inputs, the Company changed its valuation methodology for auction rate securities and therefore changed from level 1 to level 3 within the SFAS 157 fair value hierarchy. Cerner determined the value of these securities by using significant unobservable inputs (level 3). The Company is using a discounted cash flow model with various assumptions in arriving at the value of these auction rate securities. Included in these assumptions are the current interest rate environment, the credit rating of the issuers, the underlying collateral including the amount of support by the Federal Family Education Loan Program (FFELP) and the insurance issued by monoline insurance companies. The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 at March 29, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Auction Rate Securities
Balance at 12/30/2007	$160,900
Purchases and settlements (net)	$(54,948)
Transfers to Level 3	$105,952
Total unrealized losses
included in other comprehensive income	$(3,014)
included in income tax benefit	$(1,575)
Balance at 3/29/2008	$101,363

The effect of adopting the required portions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of full adoption of SFAS 157 on its results of operations and its financial position and will be required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year. The effect of adopting the remainder of SFAS 157 is not expected to be material to the Company’s consolidated financial statements. At the end of the first quarter of 2008, categories where SFAS 157 had not been applied consisted of goodwill and intangible assets.
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

	March 29, 2008	December 29, 2007
(In thousands)
Accounts receivable, net of allowance	$250,275	$261,456
Contracts receivable	137,982	129,604

Total receivables, net	$388,257	$391,060

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At March 29, 2008 and March 31, 2007, the allowance for estimated uncollectible accounts was $15,574,000 and $15,469,000, respectively.
During the first three months of 2008 and 2007, the Company received total client cash collections of $426,535,000 and $395,229,000, respectively, of which $19,759,000 and $19,904,000 were received from third party arrangements with non-recourse payment assignments.
(7)	Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value. The Company’s most recent test of goodwill impairment indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	March 29, 2008		December 29, 2007
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
		(In thousands)
Purchased software	5.0	$60,962	$46,926	$59,775	$44,557
Customer lists	5.0	55,525	32,902	55,384	30,236
Patents	17.0	6,923	1,252	6,826	1,244
Non-compete agreements	3.0	1,828	1,063	1,824	918

Total	5.63	$125,238	$82,143	$123,809	$76,955

Aggregate amortization expense for the three months ended March 29, 2008 and March 31, 2007 was $5,188,000 and $4,582,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For the remaining nine months:	2008	$12,910
For year ended:	2009	15,447
	2010	4,663
	2011	3,141
	2012	855
The changes in the carrying amount of goodwill for the three months ended March 29, 2008 are as follows:

(In thousands)
Balance as of December 29, 2007	$143,924
Goodwill acquired	—
Foreign currency translation adjustment and other	1,427

Balance as of March 29, 2008	$145,351

(8)	Marketable Securities
As of March 29, 2008, the Company held investments in auction rate securities, which are debt instruments having longer-dated (in most cases, many years) legal maturities, with interest rates that are generally reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on par-in, par-out basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value with changes recorded to other comprehensive income. All of the auction rate securities that the Company currently holds are AAA rated, and are collateralized by student loan portfolios, the majority of which are backed by the U.S. government through its Federal Family Education Loan Program.
Management regularly reviews investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction-rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids.
To date we have collected all interest receivable on our auction-rate securities when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum contractual rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 13 to 30 years. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above.
Consequently, the Company has categorized the securities as long-term investments and classified them as non-current assets, as they are not generally available to support the Company’s current operations. There have been no realized gains or losses on these investments as the Company has both the intent and ability to hold the securities until the earlier of market reestablishment or maturity. The Company is using a discounted cash flow model with various assumptions in arriving at the value of these auction rate securities. Included in these assumptions are the current interest rate environment, the credit rating of the issuers, the underlying collateral including the amount of support by the Federal Family Education Loan Program (FFELP) and the insurance issued by monoline insurance companies.

At March 29, 2008, Cerner held auction rate securities with a par value of $105,952,000. The decline in fair value has been assessed as temporary, therefore we have recognized an unrealized loss of $3,014,000 through other comprehensive income, net of an income tax benefit of $1,575,000.
While the recent auction failures may limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.
(9)	Segment Reporting
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended March 29, 2008 and March 31, 2007.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 29, 2008
Revenues	$319,004	$65,681	$80	$384,765

Cost of revenues	56,518	7,836	20	64,374
Operating expenses	89,048	38,475	136,402	263,925

Total costs and expenses	145,566	46,311	136,422	328,299

Operating earnings	$173,438	$19,370	$(136,342)	$56,466

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 31, 2007
Revenues	$297,954	$66,759	$1,139	$365,852

Cost of revenues	56,832	15,525	106	72,463
Operating expenses	77,073	34,998	138,140	250,211

Total costs and expenses	133,905	50,523	138,246	322,674

Operating earnings	$164,049	$16,236	$(137,107)	$43,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Cerner’s fundamental strategy has always centered on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, with revenue growing at compound rates of more than 14 percent over the past three-, five- and ten-year periods. This growth has also created a strategic client base of more than 6,000 hospital, health-system, physician practice, clinic, laboratory and pharmacy clients around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. Cerner is also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, HealtheTM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, Cerner expects continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many global markets have a low penetration of healthcare IT solutions and their governing bodies are in many cases prepared to fund such enhancements.
Beyond our strategy for driving revenue growth, Cerner is also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates of three-, five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	becoming more efficient at implementing our software by leveraging implementation tools and methodologies we have developed that can reduce the amount of effort required to implement our software.

•	leveraging our investments in R&D by addressing new markets (i.e. non-U.S.) that do not require significant incremental R&D but can contribute significantly to revenue growth; and

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending below our revenue growth rate.
We are also focusing on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures. While 2007 was a year of heavy capital investment because of investments in a new data center to support our rapidly growing hosting business and purchasing new buildings to accommodate growth in our associate base, we expect capital spending to decrease in 2008.

Results Overview
The Company delivered strong levels of new business bookings, margin expansion, earnings and cash flow in the first quarter of 2008. New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services (hosting of software in the Company’s data center), in the first quarter of 2008 was $346.6 million. For the first quarter of 2007, bookings were $353.0 million, including $50 million of higher than expected bookings related to managed services contracts. First quarter 2008 bookings increased 14% over first quarter 2007’s adjusted bookings of $303.0 million. Revenues for the first quarter of 2008 increased 5% to $384.8 million compared to $365.9 million in the year-ago quarter, with good growth in software, managed services, and support being somewhat offset by declines in hardware revenue.
First quarter 2008 net earnings were $36.8 million, and diluted earnings per share were $0.44. First quarter 2007 net earnings were $27.7 million and diluted earnings per share were $0.34. First quarter 2008 and 2007 net earnings and diluted earnings per share reflect the impact of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Share-based compensation expense reduced first quarter 2008 net earnings and diluted earnings per share by $2.2 million and $0.03, respectively, and first quarter 2007 earnings and diluted earnings per share by $2.4 million and $0.03, respectively.
The Company had strong cash collections of receivables of $427 million in the first quarter of 2008 compared to $395 million in the first quarter of 2007. Days sales outstanding increased moderately to 92 days compared to 89 days in the first quarter of 2007. Operating cash flows for the first quarter of 2008 were $51 million compared to $42 million in the first quarter of 2007.
The first quarter also included progress on our strategic initiatives that, while not material to our current results, are an important part of our longer-term growth strategy. We made additional progress at selling and implementing our CareAware MDBusTM healthcare device connectivity solution that allows medical devices to be connected to an electronic medical record through a USB-like connection. We signed several new clients for this solution and developed over 50 new drivers, which significantly expands the number of devices we can connect. We also continued to make progress across our employer-focused initiatives that we call Healthe Employer Services. In the first quarter, we successfully acted as the third party administrator (TPA) for three employers representing more than 10,000 covered lives. Our TPA approach aims to help employers reduce healthcare friction, such as delays in billing statements and provider payments, resulting in lower costs.
Healthcare Information Technology Market
There are several trends the Company believes create a positive market environment for the healthcare information technology (HIT) market.
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
Another factor we believe is favorable for the HIT industry in the United States is the continued focus by Centers for Medicare and Medicaid Services (CMS) and other payers on linking medical care payments to quality and safety, an approach commonly referred to as “pay for performance.” Some pay for performance plans offer additional reimbursement for healthcare providers that can demonstrate high levels of quality and safety. Based on CMS’ final rule for changes to the 2008 inpatient prospective payment system (IPPS), there will also be instances where providers are not paid for treatment of conditions acquired while in the hospital if the condition is deemed reasonably preventable through the application of evidence-based guidelines. This change, effective in October 2008, is positive for the HIT industry because ensuring compliance with evidence-based guidelines is easier for organizations with an HIT system. Additionally, an expected increase in the number of Diagnosis-Related Groups (DRGs) that are used to determine how much providers are reimbursed for providing care will also contribute to the need for HIT systems that can be used to more efficiently and accurately document and accurately submit care charges for reimbursement.
As the 2008 United States presidential election approaches, rising costs and varying quality have solidified healthcare as a tier-one issue. Presidential candidates in both parties favor using HIT to create efficiencies in the system and address the underlying issue of chronic illness. While there is bipartisan recognition of the benefits of HIT, we do not foresee a scenario in which the United States government would invest a significant amount of money directly in HIT, and we cannot predict how healthcare will be impacted by the upcoming election.
Increasing healthcare spending and challenges in the quality and efficiencies of care are not isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.
Reflective of these favorable national and global trends, the HIT market remains very competitive. The market could also be impacted by factors such as changes in reimbursement rates to hospitals and physicians, a slowdown in adoption of HIT and changes in the political, economic and regulatory environment.
Results of Operations
Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007.
The Company’s net earnings increased 33% to $36,817,000 in the three-month period ended March 29, 2008 from $27,711,000 for the three-month period ended March 31, 2007. First quarter 2008 and 2007 net earnings include the impact of SFAS No. 123R, which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the first quarter of 2008 and 2007 by $2,235,000, net of $1,327,000 tax benefit and $2,353,000, net of $1,458,000 tax benefit, respectively. Revenues increased 5% to $384,765,000 for the three-month period ended March 29, 2008 from $365,852,000 for the three-month period ended March 31, 2007. The revenue composition for the first quarter of 2008 was $116,231,000 in system sales, $107,891,000 in support and maintenance, $151,903,000 in services and $8,740,000 in reimbursed travel.
•	System sales revenues decreased 5% to $116,231,000 for the three-month period ended March 29, 2008 from $122,870,000 for the corresponding period in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decline in system sales was driven by a significant decline in hardware sales that was partially offset by growth in software and subscriptions.

•	Support, maintenance and service revenues increased 11% to $259,794,000 during the first quarter of 2008 from $233,889,000 during the same period in 2007. Included in support, maintenance and service revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first quarter of 2008 and 2007.

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Support and maintenance revenues	$107,891	$93,912
Services revenues	151,903	139,977

Total support, maintenance and services revenues	$259,794	$233,889

The $11,926,000, or 8%, increase in services revenue was primarily attributable to growth in the CernerWorks managed services. The $13,979,000, or 15%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 22% in the first quarter of 2008 compared to the first quarter of 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Contract backlog	2,790,642	$2,284,626
Support and maintenance backlog	555,665	490,236

Total backlog	$3,346,307	$2,774,862

•	The cost of revenues was 17% of total revenues in the first quarter of 2008 and 20% in the first quarter of 2007. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with the lower level of hardware sales in the first quarter of 2008 compared to 2007.

•	Total operating expenses increased 5% to $263,925,000 in the first quarter of 2008, compared with $250,211,000 for the same period in 2007. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Sales and client service expenses	$1,835	$2,358
Software development expense	776	767
General and administrative expenses	951	686

Total stock-based compensation expense	$3,562	$3,811

•	Sales and client service expenses as a percent of total revenues were 45% in the first quarter of 2008 and 43% for the same period in 2007. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the CernerWorks managed services business.

•	Total expense for software development for the first quarter of 2008 increased 4% to $69,164,000, as compared to $66,598,000 for the same period in 2007. The increase in aggregate expenditures for software development in 2008 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Software development costs	$75,169	$69,291
Capitalized software costs	(16,787)	(15,744)
Capitalized costs related to share-based payments	(235)	(279)
Amortization of capitalized software costs	11,017	13,330

Total software development expense	$69,164	$66,598

•	General and administrative expenses as a percent of total revenues were 6% in the first quarter of 2008 as compared to 7% for the same period in 2007. This decrease was due primarily to a higher-than-normal benefit from foreign currency transaction gains. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company had net transaction gains on foreign currency of $5,647,000 for 2008 compared to $497,000 for 2007.

Net interest income was $1,030,000 in the first quarter of 2008 compared to net interest income of $120,000 in the first quarter of 2007. This increase is primarily due to the higher returns received from our investments in auction rate securities.
The Company’s effective tax rate for the first quarter of 2008 and 2007 was 36% and 37%, respectively.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the three months ended March 29, 2008 and March 31, 2007:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 29, 2008
Revenues	$319,004	$65,681	$80	$384,765

Cost of revenues	56,518	7,836	20	64,374
Operating expenses	89,048	38,475	136,402	263,925

Total costs and expenses	145,566	46,311	136,422	328,299

Operating earnings	$173,438	$19,370	$(136,342)	$56,466

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 31, 2007
Revenues	$297,954	$66,759	$1,139	$365,852

Cost of revenues	56,832	15,525	106	72,463
Operating expenses	77,073	34,998	138,140	250,211

Total costs and expenses	133,905	50,523	138,246	322,674

Operating earnings	$164,049	$16,236	$(137,107)	$43,178

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 6% for the quarter ended March 29, 2008, compared to the quarter ended March 31, 2007.
•	Revenue increased 7% in the first quarter of 2008, compared to the same period in 2007. This increase was primarily driven by growth in software, managed services and support and maintenance.

•	Cost of revenues was 18% of total revenue in the first quarter of 2008 compared to 19% in the first quarter of 2007, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 16% for the three months ended March 29, 2008, as compared to the prior year period, due primarily to growth in managed services.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.
Operating earnings increased 19% for the quarter ended March 29, 2008, compared to the quarter ended March 31, 2007.
•	Revenues decreased 2% in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily driven by a decline in hardware sales and a decrease in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. Revenue related to the NHS initiative totaled $20,121,000 and $23,979,000 for the quarter ended March 29, 2008 and March 31, 2007, respectively. These revenues did not affect operating earnings as the Company is accounting for them at zero-margin using a zero-margin approach of applying percentage-of-completion accounting until either the software customization and development services are completed or the Company is able to determine fair value for the support services. The Company expects to begin to recognize margin on the arrangements by 2009. The remaining unrecognized portion of the fee will be recognized over the remaining term of the arrangement, which expires in 2014.

•	Cost of revenues was 12% in the first quarter of 2008, compared with 23% in the same period of 2007. The lower cost of revenues in the first quarter of 2008 was driven by a decrease in global hardware sales.

•	Operating expenses for the three months ended March 29, 2008 increased 10% compared to the three months ended March 31, 2007, primarily due to hiring personnel to support global growth.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses decreased by 1% in the first quarter of 2008 as compared to the same period in 2007. This decrease was primarily due to a higher-than-normal benefit from foreign currency transaction gains..
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and investments. The majority of the Company’s cash and cash equivalents and investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At March 29, 2008, the Company had cash and cash equivalents of $250,509,000 and working capital of $449,611,000 compared to cash and cash equivalents of $182,914,000, short-term investments of $161,600,000 and working capital of $530,441,000 at December 29, 2007. The increase in cash and cash equivalents was primarily due to sales of short-term investments during the first quarter of 2008 and continued strong cash collections. The decrease in short-term investments is the result of sales of securities early in the quarter and the reclassification of auction rate securities to long term investments as of the end of the first quarter 2008 period.
At March 29, 2008, the Company held auction rate securities with a par value of $105,952,000 and an estimated fair value of $101,363,000. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold. As a result, the Company assessed the securities as temporarily impaired and recognized a loss of $3,014,000 through other comprehensive income, net of an income tax benefit or $1,575,000. For a more detailed discussion of the auction rate securities situation, please refer to note (8). Cerner has the intent and ability to hold the investments in auction rate securities until the earlier of market reestablishment or maturity, and we do not expect the auction failures to impact our ability to fund our working capital needs, capital expenditures or other business requirements.
Cash from Operating Activities
The Company generated cash of $50,601,000 and $42,403,000 from operations in the first quarters of 2008 and 2007, respectively. Cash flow from operations increased in the first quarter of 2008 due primarily to the increase in net earnings. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first quarters of 2008 and 2007, the Company received total client cash collections of $426,535,000 and $395,229,000, respectively, of which 5% and 5% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 92 days at March 29, 2008, increasing from 89 days at March 31, 2007. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 15% in the first quarter of 2008 compared to the first quarter of 2007, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first quarter of 2008 consisted primarily of capital purchases of $30,824,000, which include $25,916,000 of capital equipment and $4,908,000 of land, buildings and improvements. Capitalized software development costs were $17,105,000 in the first quarter of 2008. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $55,260,000 in the first three months of 2008. Cash used in investing activities in the first quarter of 2007 consisted primarily of capital purchases of $50,110,000, which includes $20,623,000 of capital equipment and $28,712,000 of land, buildings and improvements. Capitalized software development costs were $16,183,000. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $16,487,000 in the first quarter of 2007.
Cash from Financing Activities
The Company’s financing activities for the first quarter of 2008 consisted of proceeds from the exercise of stock options of $5,870,000, the excess tax benefits from share based compensation of $4,286,000, repayment of debt of $324,000, and sales of future receivables of $4,476,000. For the first quarter of 2007 the Company’s financing activities consisted of proceeds from the exercise of stock options of $11,302,000 and the excess tax benefits from share based compensation of $6,134,000 and repayment of debt of $437,000.
The Company believes that its present cash position, together with cash generated from operations and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements during 2008.
The effects of inflation on the Company’s business during the period discussed herein were minimal.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. The Company adopted SFAS 157 for fair value measurement outside of the scope of the FSP on December 30, 2007. The Company is currently assessing the impact of full adoption of SFAS 157 on its results of operations and its financial position and will be required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year. The effect of adopting SFAS 157 is not expected to be material to the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R) on its results of operations and its financial position, which is expected to be immaterial, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
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
In March 2008, the FASB issued Statement of Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about the uses of derivative instruments and hedging activities, how these activities are accounted for, and their respective impact on an entity’s financial position, financial performance, and cash flows. The Company is currently assessing the impact of adoption of SFAS 161 on its results of operations and its financial position, which is expected to be immaterial, and will be required to adopt SFAS 161 as of the first day of the 2009 fiscal year.
Forward Looking and Cautionary Statements
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in the our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
No material changes.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Part II. Other Information
Item 6. Exhibits
         (a) Exhibits
31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
May 8, 2008	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer