Form 10-Q
period 2008-06-28
CERNER CORP /MO/
filed 2008-08-07
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15386
CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1196944

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)
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
Yes ☐      No  ☑
There were 80,795,084 shares of Common Stock, $.01 par value, outstanding at July 29, 2008.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,
(In thousands, except share data)	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$291,395	$182,914
Short-term investments	—	161,600
Receivables, net	398,371	391,060
Inventory	12,741	10,744
Prepaid expenses and other	65,980	61,878
Deferred income taxes	10,218	10,368

Total current assets	778,705	818,564

Property and equipment, net	470,701	462,839
Software development costs, net	211,488	200,380
Goodwill	148,440	143,924
Intangible assets, net	54,641	46,854
Long-term investments	101,649	—
Other assets	17,152	17,395

Total assets	$1,782,776	$1,689,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$75,464	$79,812
Current installments of long-term debt	13,847	14,260
Deferred revenue	103,682	98,802
Accrued payroll and tax withholdings	58,532	65,011
Other accrued expenses	39,700	30,238

Total current liabilities	291,225	288,123

Long-term debt	170,820	177,606
Deferred income taxes	78,252	68,738
Deferred revenue	17,974	21,775

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 80,754,245 shares issued at June 28, 2008 and 80,147,955 issued at December 29, 2007	808	801
Additional paid-in capital	475,576	451,876
Retained earnings	743,545	671,440
Accumulated other comprehensive income	3,290	8,311

Total stockholders’ equity	1,223,219	1,132,428

Commitments
Total liabilities and stockholders’ equity	$1,782,776	$1,689,956

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
(In thousands, except per share data)
Revenues:
System sales	$120,633	$130,097	$236,865	$252,967
Support, maintenance and services	271,470	246,210	531,264	480,099
Reimbursed travel	10,697	10,281	19,436	19,374

Total revenues	402,800	386,588	787,565	752,440

Costs and expenses:
Cost of system sales	45,844	55,528	86,027	102,528
Cost of support, maintenance and services	15,245	15,153	30,697	31,523
Cost of reimbursed travel	10,697	10,281	19,436	19,374
Sales and client service	182,915	165,844	353,997	323,002
Software development	65,890	63,715	135,054	130,313
(Includes amortization of software development costs of $13,409 and $24,425, for the three and six months ended June 28, 2008; and $13,357 and $26,687 for the three and six months ended June 30, 2007.)

General and administrative	28,988	27,887	52,667	54,342

Total costs and expenses	349,579	338,408	677,878	661,082

Operating earnings	53,221	48,180	109,687	91,358

Other income (expense):
Interest income, net	460	424	1,491	544
Other income (expense)	42	(415)	(171)	(737)

Total other income (expense), net	502	9	1,320	(193)

Earnings before income taxes	53,723	48,189	111,007	91,165
Income taxes	(18,436)	(21,340)	(38,903)	(36,605)

Net earnings	$35,287	$26,849	$72,104	$54,560

Basic earnings per share	$0.44	$0.34	$0.90	$0.69

Basic weighted average shares outstanding	80,618	79,223	80,500	78,967

Diluted earnings per share	$0.42	$0.32	$0.86	$0.66

Diluted weighted average shares outstanding	83,581	83,092	83,553	82,879
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 28,	June 30,
	2008	2007
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72,104	$54,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,448	71,974
Share-based compensation expense	6,752	8,197
Non-employee stock option compensation expense	—	440
Provision for deferred income taxes	2,420	(2,507)
Tax benefit from stock options	6,975	20,362
Excess tax benefits from share based compensation	(6,512)	(19,494)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(9,706)	1,669
Inventory	(2,879)	5,759
Prepaid expenses and other	(4,178)	(1,060)
Accounts payable	(3,467)	(19,760)
Accrued income taxes	(7,169)	(14,322)
Deferred revenue	1,036	6,139
Other accrued liabilities	173	(7,490)

Total adjustments	63,893	49,907

Net cash provided by operating activities	135,997	104,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(46,865)	(51,565)
Purchase of land, buildings and improvements	(6,814)	(48,320)
Purchase of intangibles	(895)	(565)
Acquisition of businesses, net of cash acquired	(3,181)	(23,845)
Purchases of investments	(75,960)	(297,384)
Maturities of investments	131,220	321,121
Capitalized software development costs	(35,238)	(32,680)

Net cash provided (used) in investing activities	(37,733)	(133,238)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(7,249)	(12,487)
Proceeds from excess tax benefits from share based compensation	6,512	19,494
Proceeds from exercise of options	10,442	17,536
Proceeds from sale of future receivables	4,655	—

Net cash provided by financing activities	14,360	24,543

Effect of exchange rate changes on cash	(4,143)	(39)

Net increase (decrease) in cash and cash equivalents	108,481	(4,267)
Cash and cash equivalents at beginning of period	182,914	162,545

Cash and cash equivalents at end of period	$291,395	$158,278

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$4,115	$6,104
Income taxes, net of refund	31,168	32,839
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Interim results as presented in this 10-Q are not necessarily indicative of the operating results for the entire year.
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
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and displaying of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, unrealized gains and losses from available-for-sale securities (net of income taxes), and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $36,077,000 and $29,126,000 for the three months ended June 28, 2008 and June 30, 2007, and $67,083,000 and $57,229,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. On March 29, 2008, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income. These fluctuations resulted in a net gain of approximately $33,000 and a net loss of approximately $2,665,000 for the three months ended June 28, 2008 and June 30, 2007 and a net loss of approximately $111,000 and $3,427,000 for the six months ended June 28, 2008 and June 30, 2007, respectively.
Cerner recognizes transaction gains and losses from foreign currency on the income statement as a component of general and administrative expenses. The Company realized a foreign currency gain of $244,000 and a loss of $310,000 during the three months ended June 28, 2008 and June 30, 2007 and gains of $5,891,000 and $187,000 for the six months ended June 28, 2008 and June 30, 2007, respectively.
During the second quarter, the Company finalized a settlement with a third party provider of software related to the use of the third party’s software in the Company’s remote hosting business. Second quarter 2008 net earnings and diluted earnings per share include the impact of the settlement which increased sales and client service expense by $8.0 million and reduced net earnings by $5.0 million, or $.06 of diluted earnings per share. The settlement included compensation for the use of the software for periods prior to the second quarter of 2008 as well as compensation for licenses of the software for future use for existing and additional clients through January 2009. Based on a relative value allocation of the settlement amount, the amount attributable to the utilization of software for current and prior periods is $8.0 million, which was recognized in the second quarter.
Of the $8 million, the Company determined that approximately $5 million should have been recorded in prior periods, primarily 2005 through the first quarter of 2008. $3 million of the charge is a change of estimate appropriately recorded in the second quarter, but also primarily related to prior periods. The amount of the settlement attributable to the license for future use is approximately $15 million, which will be purchased between now and January 2009 and amortized ratably over the shorter of the hosting period for the applicable arrangement or the useful life of the software. The Company determined that the effect of this adjustment on prior annual and interim periods is not material to any previously reported results.
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

	Three Months Ended			Three Months Ended
	June 28, 2008			June 30, 2007
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$35,287	80,618	$0.44	$26,849	79,223	$0.34
Effect of dilutive securities:
Stock options	—	2,963		—	3,869

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$35,287	83,581	$0.42	$26,849	83,092	$0.32

Options to purchase 2,382,000 and 1,163,000 shares of common stock at per share prices ranging from $36.96 to $136.86 and $40.84 to $136.86 were outstanding at the three months ended June 28, 2008 and June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Six Months Ended			Six Months Ended
	June 28, 2008			June 30, 2007
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$72,104	80,500	$0.90	$54,560	78,967	$0.69
Effect of dilutive securities:
Stock options	—	3,053		—	3,912

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$72,104	83,553	$0.86	$54,560	82,879	$0.66

Options to purchase 2,110,000 and 1,352,000 shares of common stock at per share prices ranging from $36.96 to $136.86 and $38.37 to $136.86 were outstanding at the six months ended June 28, 2008 and June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Accounting for Share-Based Awards
SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings.
As of June 28, 2008, the Company had four stock option and equity plans in effect for associates. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

	Three Months Ended	Three Months Ended
	June 28, 2008	June 30, 2007
(In thousands)
Total cost of share-based payments for the period	$3,663	$4,718
Amounts capitalized in software development costs	(235)	(332)

Amounts charged against earnings, before income tax benefit	$3,428	$4,386

Amount of related income tax benefit recognized in earnings	$1,277	$1,678

	Six Months Ended	Six Months Ended
	June 28, 2008	June 30, 2007
(In thousands)
Total cost of share-based payments for the period	$7,435	$8,808
Amounts capitalized in software development costs	(445)	(611)

Amounts charged against earnings, before income tax benefit	$6,990	$8,197

Amount of related income tax benefit recognized in earnings	$2,604	$3,136

A summary of the stock option activity of the Company’s four stock option and equity plans as of June 28, 2008 and changes during the six months ended June 28, 2008 is presented below:

	Six Months Ended June 28, 2008
		Weighted-Average	Aggregate
Fixed Options	Number of Shares	Exercise Price	Intrinsic Value(1)
Outstanding at the beginning of the year	9,145,563	$24.94
Granted	790,060	44.70
Exercised	(590,728)	17.68
Forfeited or expired	(231,507)	32.36

Outstanding at June 28, 2008	9,113,388	$26.93	$175,592,725

Options exercisable at June 28, 2008	5,738,212	$18.93	$150,680,697

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of June 28, 2008.
The weighted average grant date fair value of stock options granted during the first six months of 2008 and 2007 was $24.22 and $28.89, respectively. The total intrinsic value of stock options exercised during the first six months of 2008 and 2007 was $18,718,000 and $36,330,000, respectively. The Company issues new shares to satisfy option exercises.
As of June 28, 2008, there was $47,527,249 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.95 years.
(4) Business Acquisition and Divestiture
No acquisition or divestiture activity took place during the three or six months ended June 28, 2008.
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
On December 30, 2007, the Company adopted the portions of SFAS 157, “Fair Value Measurements” except for the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2. The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)	Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 28, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$101,624	$—	$—	$101,624

Included in available-for-sale securities are auction rate securities with an estimated fair value of $101,624,000 classified as non-current assets on the balance sheet. In February and March 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities held by Cerner. As a result, at the end of the first quarter the Company assessed the decline in fair value of the securities as a temporary impairment and recognized an unrealized loss of $3,014,000 through other comprehensive income, net of an income tax benefit of $1,575,000.
Based upon the change in the market and availability of observable inputs during the first quarter, the Company changed its valuation methodology to a discounted cash flow model based on various assumptions, which changed the input category from level 1 to level 3 (significant unobservable inputs) within the SFAS 157 fair value hierarchy. Included in the assumptions are the current interest rate environment, the credit rating of the issuers, the underlying collateral including the amount of support by the Federal Family Education Loan Program (FFELP) and the insurance issued by monoline insurance companies.
During the second quarter, overall market conditions did not improve and auctions continued to fail. At June 28, 2008, the Company held auction rate securities with a par value of $105,950,000. The Company’s updated valuation model resulted in an estimated fair value of $101,624,000. Accordingly, the Company recognized an unrealized gain of $139,000 through other comprehensive income, net of a deferred tax provision of $122,000 in the second quarter. For a more detailed discussion of the auction rate securities held by Cerner, please refer to note (8).
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 at June 28, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the Quarter Ended June 28, 2008
(In thousands)	Auction Rate Securities
Balance at 3/29/2008	$101,363
Total unrealized gain
included in other comprehensive income	$139
included in deferred income taxes	$122
Balance at 6/28/2008	$101,624

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the Six Months Ended June 28, 2008
(In thousands)	Auction Rate Securities
Balance at 12/30/2007	$160,900
Purchases and settlements (net)	$(54,950)
Transfers to Level 3	$105,950
Total unrealized losses
included in other comprehensive income	$(2,873)
included in deferred income taxes	$(1,453)
Balance at 6/28/2008	$101,624
The effect of adopting the required portions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of full adoption of SFAS 157 on its results of operations and its financial position and will be required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year. The effect of adopting the remainder of SFAS 157 is not expected to be material to the Company’s consolidated financial statements. At the end of the second quarter of 2008, categories where SFAS 157 had not been applied consisted of goodwill and intangible assets.
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

(In thousands)	June 28, 2008	December 29, 2007

Accounts receivable, net of allowance	$299,126	$261,456
Contracts receivable	99,245	129,604

Total receivables, net	$398,371	$391,060

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At June 28, 2008 and June 30, 2007, the allowance for estimated uncollectible accounts was $17,964,000 and $16,170,000, respectively.
At June 28, 2008, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008 when Fujitsu withdrew from the National Health Service (NHS) initiative to automate clinical processes and digitize medical records the Southern region of England. The Company expects to collect these receivables in full based on the terms of the contract.
During the first six months of 2008 and 2007, the Company received total client cash collections of $852,386,000 and $832,600,000, respectively, of which $48,845,000 and $42,634,000 were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	June 28, 2008		December 29, 2007
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$76,950	$48,691	$59,775	$44,557
Customer lists	5.0	55,524	35,493	55,384	30,236
Patents	17.0	6,986	1,258	6,826	1,244
Non-compete agreements	3.0	1,828	1,205	1,824	918

Total	3.60	$141,288	$86,647	$123,809	$76,955

Aggregate amortization expense for the six months ended June 28, 2008 and June 30, 2007 was $9,692,000 and $9,735,000, respectively. Estimated aggregate amortization expense for the remainder of the current year and each of the next four years is as follows:

(In thousands)
For the remaining six months:	2008	10,027
For the year ended:	2009	18,666
	2010	7,675
	2011	5,749
	2012	2,629

The changes in the carrying amount of goodwill for the six months ended June 28, 2008 are as follows:

(In thousands)
Balance as of December 29, 2007	$143,924
Goodwill acquired	—
Foreign currency translation adjustment and other	4,516

Balance as of June 28, 2008	$148,440

Included in the “Foreign currency translation adjustment and other” line item is an approximately $3 million earnout payment related to the 2005 acquisition of DKE SARL (Axya Systemes).
(8) Marketable Securities
As of June 28, 2008, the Company held investments in auction rate securities, which are debt instruments having longer-dated (in most cases, many years) legal maturities, with interest rates that are generally reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on par-in, par-out basis. In prior periods, the Company regularly liquidated its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of and the yield on alternative investments. As a result, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value with changes recorded to other comprehensive income. All of the auction rate securities that the Company currently holds are AAA rated and are collateralized by student loan portfolios, the majority of which are backed by the U.S. government through its Federal Family Education Loan Program.
Management regularly reviews investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of the market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction-rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. These liquidity issues persisted in the second quarter.
To date we have collected all interest receivable on our auction-rate securities when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum contractual rate defined for each security, generally reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 13 to 30 years. We expect to receive the principal associated with these auction-rate securities through one of the means described above.
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
At June 28, 2008, Cerner held auction rate securities with a par value of $105,950,000. The decline in fair value has been assessed as temporary, therefore we have recognized a cumulative unrealized loss of $2,873,000 through other comprehensive income, net of an income tax benefit of $1,453,000. The second quarter impact of the decline in fair value was an unrealized gain of $139,000 recognized through other comprehensive income, net of a deferred tax provision of $122,000.
While the recent auction failures may limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.
(9) Income Taxes
During the second quarter, the Company settled and paid the Internal Revenue Service (IRS) additional income taxes for the 1998-2004 periods which had previously been audited. The final payments resulted in a reduction of the Company’s liability for unrecognized tax benefit of $700,000. The IRS examination of the Company’s 2005 and 2006 income tax returns began this period. We believe the examination will not have a material effect on Cerner’s financial position, results of operations or liquidity.
It is reasonably possible that within the next 12 months we will resolve some of the matters presently under examination which may increase or decrease unrecognized tax benefits for these open tax years by $3,000,000. Any settlement of those unrecognized tax benefits will affect the effective tax rate of the Company.
(10) Segment Reporting
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended June 28, 2008 and June 30, 2007.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 28, 2008
Revenues	$317,954	$84,829	$17	$402,800

Cost of revenues	56,529	15,245	12	71,786
Operating expenses	86,506	39,635	151,652	277,793

Total costs and expenses	143,035	54,880	151,664	349,579

Operating earnings (loss)	$174,919	$29,949	$(151,647)	$53,221

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 30, 2007
Revenues	$300,296	$86,292	$—	$386,588

Cost of revenues	57,420	23,542	—	80,962
Operating expenses	83,405	39,069	134,972	257,446

Total costs and expenses	140,825	62,611	134,972	338,408

Operating earnings (loss)	$159,471	$23,681	$(134,972)	$48,180

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 28, 2008
Revenues	$636,940	$150,511	$114	$787,565

Cost of revenues	113,045	23,081	34	136,160
Operating expenses	174,533	77,493	289,692	541,718

Total costs and expenses	287,578	100,574	289,726	677,878

Operating earnings (loss)	$349,362	$49,937	$(289,612)	$109,687

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 30, 2007
Revenues	$599,890	$152,550	$—	$752,440

Cost of revenues	114,400	39,025	—	153,425
Operating expenses	163,857	74,096	269,704	507,657

Total costs and expenses	278,257	113,121	269,704	661,082

Operating earnings (loss)	$321,633	$39,429	$(269,704)	$91,358

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
Cerner’s fundamental strategy has always centered on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, with revenue growing at compound rates of more than 14 percent over the past three-, five- and ten-year periods. This growth has also created a strategic client base of more than 6,000 hospital, health-system, physician practice, clinic, laboratory and pharmacy clients around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. Cerner is also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, HealtheTM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, Cerner expects continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many global markets have a low penetration of healthcare IT solutions and their governing bodies are in many cases prepared to finance such enhancements.
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

Results Overview
The Company delivered strong levels of new business bookings, margin expansion, earnings and cash flow in the second quarter of 2008. New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services (hosting of software in the Company’s data center), in the second quarter of 2008 was $404 million. For the second quarter of 2007, bookings were $487 million, including $98 million related to Cerner’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England and approximately $20 million of higher than expected hardware bookings. Second quarter 2008 bookings increased 10% over second quarter 2007’s adjusted bookings of $369 million. Revenues for the second quarter of 2008 increased 4% to $403 million compared to $387 million in the year-ago quarter, with good growth in software, managed services, and support being somewhat offset by declines in hardware revenue.
Second quarter 2008 net earnings were $35.3 million, and diluted earnings per share were $0.42. Second quarter 2007 net earnings were $26.9 million and diluted earnings per share were $0.32. Second quarter 2008 and 2007 net earnings and diluted earnings per share reflect the impact of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Share-based compensation expense reduced second quarter 2008 net earnings and diluted earnings per share by $2.1 million and $0.03, respectively, and second quarter 2007 earnings and diluted earnings per share by $2.7 million and $0.03, respectively.
During the second quarter, the Company finalized a settlement with a third party provider of software related to the use of the third party’s software in the Company’s remote hosting business. Second quarter 2008 net earnings and diluted earnings per share include the impact of the settlement which increased sales and client service expense by $8.0 million and reduced net earnings by $5.0 million, or $.06 of diluted earnings per share. The settlement also included a commitment to license an amount of approximately $15 million for future use, which will be purchased between now and January 2009 and amortized ratably over the shorter of the hosting period for the applicable arrangement or the useful life of the software (see Note 1 to the Condensed Consolidated Financial Statements). The Company determined that the effect of this adjustment on prior annual and interim periods is not material to any previously reported results.
The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, particularly improving professional services margins and leveraging R&D investments. Our second quarter operating margin was 13.2 percent, which is 70 basis points higher than the year-ago quarter. The third party software supplier settlement impacted operating margin by approximately 200 basis points in the second quarter of 2008. We remain on target with our long-term goal of achieving 20% operating margins.
The Company had strong cash collections of receivables of $426 million in the second quarter of 2008 compared to $438 million in the second quarter of 2007. Days sales outstanding increased moderately to 90 days compared to 86 days in the second quarter of 2007. Operating cash flows for the second quarter of 2008 were $85 million compared to $62 million in the second quarter of 2007.
The second quarter also included progress on our strategic initiatives that, while not material to our current results, are an important part of our longer-term growth strategy. We made additional progress at selling and implementing our CareAware MDBusTM healthcare device connectivity solution that allows medical devices to be connected to an electronic medical record through a USB-like connection. We signed several new clients for this solution and developed over 100 new drivers, which increased our library to over 250.
Healthcare Information Technology Market
There are several trends the Company believes create a positive market environment for the healthcare information technology (HIT) market.

Healthcare spending continues to expand. The nonpartisan Congressional Budget Office projects that, if left unchecked, total spending on healthcare in the United States would rise from 16 percent of the gross national product in 2007 to 25 percent in 2025. HIT is one of the few answers. A study by RAND Corp. published in October 2005 found that widespread adoption of HIT could cut the total cost of healthcare by about 10 percent. Although policy experts have different opinions on the rates of HIT adoption and how quickly benefits can be realized, there is consensus that HIT has the potential to contribute to significant costs savings.
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
The Company also views the recent passage of the Medicare Bill (HR. 3661) into law as a positive. This measure delays a proposed 10.6 percent cut to Medicare physician payments and allows for 18 months of stable payments. Additionally, the bill will foster adoption of electronic prescribing by providing incentives for its use between 2009 and 2013 with penalties for not using it starting in 2012.
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

Results of Operations
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007.
The Company’s net earnings increased 31% to $35,287,000 in the three-month period ended June 28, 2008 from $26,849,000 for the three-month period ended June 30, 2007. Second quarter 2008 and 2007 net earnings include the impact of SFAS No. 123R, which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the second quarter of 2008 and 2007 by $2,151,000, net of $1,277,000 tax benefit and $2,708,000, net of $1,678,000 tax benefit, respectively. In addition, the previously discussed third party supplier settlement reduced net earnings in the second quarter 2008 by $5,030,000, net of $2,984,000 tax benefit.
Revenues increased 4% to $402,800,000 for the three-month period ended June 28, 2008 from $386,588,000 for the three-month period ended June 30, 2007. The revenue composition for the second quarter of 2008 was $120,633,000 in system sales, $109,716,000 in support and maintenance, $161,754,000 in services and $10,697,000 in reimbursed travel.
•	System sales revenues decreased 7% to $120,633,000 for the three-month period ended June 28, 2008 from $130,097,000 for the corresponding period in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decline in system sales was driven by a significant decline in hardware sales that was partially offset by growth in licensed software, sublicensed software and subscriptions.

•	Support, maintenance and services revenues increased 10% to $271,470,000 during the second quarter of 2008 from $246,210,000 during the same period in 2007. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the second quarter of 2008 and 2007.

	Three Months Ended	Three Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Support and maintenance revenues	$109,716	$97,721
Services revenues	161,754	148,489

Total support, maintenance and services revenues	$271,470	$246,210

The $13,265,000, or 9%, increase in services revenue was primarily attributable to growth in the CernerWorksTM managed services. The $11,995,000, or 12%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 10% in the second quarter of 2008 compared to the second quarter of 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178,000,000 as a result of the contract withdrawal by the prime contractor in the southern region of England. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	June 28, 2008	June 30, 2007

Contract backlog	2,734,436	$2,492,797
Support and maintenance backlog	560,116	512,590

Total backlog	$3,294,552	$3,005,387

•	The cost of revenues was 18% of total revenues in the second quarter of 2008 and 21% in the second quarter of 2007. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with the lower level of hardware sales in the second quarter of 2008 compared to 2007.

•	Total operating expenses increased 8% to $277,793,000 in the second quarter of 2008, compared with $257,446,000 for the same period in 2007. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Sales and client service expenses	$1,732	$2,648
Software development expense	621	751
General and administrative expenses	1,075	987

Total stock-based compensation expense	$3,428	$4,386

•	Sales and client service expenses as a percent of total revenues were 45% in the second quarter of 2008 and 43% for the same period in 2007. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business, and trade show and advertising costs. The increase was primarily attributable to growth in the CernerWorks managed services business and the previously mentioned third party supplier settlement.

•	Total expense for software development for the second quarter of 2008 increased 5% to $65,890,000, as compared to $62,873,000 for the same period in 2007. The increase in aggregate expenditures for software development in 2008 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Software development costs	$70,606	$65,750
Capitalized software costs	(17,864)	(15,902)
Capitalized costs related to share-based payments	(261)	(332)
Amortization of capitalized software costs	13,409	13,357

Total software development expense	$65,890	$62,873

General and administrative expenses as a percent of total revenues were 7% in the second quarter of 2008 as compared to 7% for the same period in 2007. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company realized a foreign currency gain of $244,000 and a loss of $310,000 during the three months ended June 28, 2008 and June 30, 2007, respectively.
Net interest income was $460,000 in the second quarter of 2008 compared to net interest income of $424,000 in the second quarter of 2007. This increase is primarily due to the higher returns received from our investments in auction rate securities.
The Company’s effective tax rate for the second quarter of 2008 and 2007 was 34% and 44%, respectively. This decrease is primarily due to a higher than normal rate in the second quarter of 2007 that resulted from the establishment of a valuation allowance for foreign net operating losses.

Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the three months ended June 28, 2008 and June 30, 2007:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 28, 2008
Revenues	$317,954	$84,829	$17	$402,800

Cost of revenues	56,529	15,245	12	71,786
Operating expenses	86,506	39,635	151,652	277,793

Total costs and expenses	143,035	54,880	151,664	349,579

Operating earnings (loss)	$174,919	$29,949	$(151,647)	$53,221

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 30, 2007
Revenues	$300,296	$86,292	$—	$386,588

Cost of revenues	57,420	23,542	—	80,962
Operating expenses	83,405	39,069	134,972	257,446

Total costs and expenses	140,825	62,611	134,972	338,408

Operating earnings (loss)	$159,471	$23,681	$(134,972)	$48,180

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 10% for the quarter ended June 28, 2008, compared to the quarter ended June 30, 2007.
•	Revenue increased 6% in the second quarter of 2008, compared to the same period in 2007. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 18% of total Domestic revenue in the second quarter of 2008 compared to 19% in the second quarter of 2007, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 4% for the three months ended June 28, 2008, as compared to the prior year period, due primarily to growth in managed services.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.

Operating earnings increased 26% for the quarter ended June 28, 2008, compared to the quarter ended June 30, 2007.
•	Revenues decreased 2% in the second quarter of 2008 compared to the same period in 2007. This decrease was primarily driven by an increase in sales that was offset by a larger decline in hardware sales and a decrease in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the London and the Southern regions of England. Revenue related to this initiative totaled $19,984,000 and $25,800,000 for the quarter ended June 28, 2008 and June 30, 2007, respectively. These revenues did not affect operating earnings as the Company is accounting for them at zero-margin using a zero-margin approach of applying percentage-of-completion accounting until either the software customization and development services are completed or the Company has the ability to accurately estimate costs to complete the project and determine fair value for the elements not accounted for in accordance with the percentage-of-completion accounting methodology.

While uncertainties exist that need to be resolved, the Company does expect to begin recognizing margin on its contract for the London portion of the project by 2009. Currently, the Company expects a onetime catch-up of margin to be recognized in the period margin recognition begins, with the remaining margin recognized based on the progress of the project over the remaining term of the arrangement, which expires in 2014.

During the second quarter, Fujitsu, the prime contractor in the Southern region of England, withdrew from the project. Subsequently, a transition services agreement was signed that provides for ongoing services for the Trusts that already have live systems. No formal timeline has been set for when the government will name a new prime contractor, but the Company currently expects to play on ongoing role in this region. The timing and nature of the Company’s contract with a newly appointed prime contractor will dictate the timing of margin recognition for the Southern region portion of the project.

•	Cost of revenues was 18% in the second quarter of 2008, compared with 27% in the same period of 2007. The lower cost of revenues in the second quarter of 2008 was driven by a decrease in Global hardware sales.

•	Operating expenses for the three months ended June 28, 2008 increased 1% compared to the three months ended June 30, 2007, primarily due to hiring personnel to support Global growth.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses increased by 12% in the second quarter of 2008 as compared to the same period in 2007. This increase was primarily due to increased research and development and general and administrative spending and the third party supplier settlement.
Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007.
The Company’s net earnings increased 32% to $72,104,000 in the six-month period ended June 28, 2008 from $54,560,000 for the six-month period ended June 30, 2007. Second quarter 2008 and 2007 net earnings include the impact of SFAS No. 123R, which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the first six months of 2008 and 2007 by $4,387,000, net of $2,604,000 tax benefit and $5,062,000, net of $3,136,000 tax benefit, respectively. In addition, the previously discussed third party supplier settlement reduced net earnings by $5,030,000, net of $2,984,000 tax benefit, in the six months ended June 28, 2008.
Revenues increased 5% to $787,565,000 for the six-month period ended June 28, 2008 from $752,440,000 for the six-month period ended June 30, 2007. The revenue composition for the first six months of 2008 was $236,865,000 in system sales, $217,606,000 in support and maintenance, $313,658,000 in services and $19,436,000 in reimbursed travel.

•	System sales revenues decreased 6% to $236,865,000 for the six-month period ended June 28, 2008 from $252,967,000 for the corresponding period in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decline in system sales was driven by a significant decline in hardware sales that was partially offset by growth in licensed software, sublicensed software and subscriptions.

•	Support, maintenance and services revenues increased 11% to $531,264,000 during the first six months of 2008 from $480,099,000 during the same period in 2007. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first quarter of 2008 and 2007.

	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Support and maintenance revenues	$217,606	$191,633
Services revenues	313,658	288,466

Total support, maintenance and services revenues	$531,264	$480,099

The $25,192,000, or 9%, increase in services revenue was primarily attributable to growth in the CernerWorks managed services. The $25,973,000, or 14%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 10% in the second quarter of 2008 compared to the second quarter of 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178,000,000 as a result of the contract withdrawal by the prime contractor in the southern region of England. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	June 28, 2008	June 30, 2007

Contract backlog	2,734,436	$2,492,797
Support and maintenance backlog	560,116	512,590

Total backlog	$3,294,552	$3,005,387

•	The cost of revenues was 17% of total revenues for the first six months of 2008 and 20% for the same period of 2007. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with the lower level of hardware sales in the first quarter of 2008 compared to 2007.

•	Total operating expenses increased 7% to $541,718,000 in the first six months of 2008, compared with $507,657,000 for the same period in 2007. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Sales and client service expenses	$3,567	$5,006
Software development expense	1,397	1,518
General and administrative expenses	2,027	1,674

Total stock-based compensation expense	$6,991	$8,198

•	Sales and client service expenses as a percent of total revenues were 45% in the first six months of 2008 and 43% for the same period in 2007. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the CernerWorks managed services business.

•	Total expense for software development for the first six months of 2008 increased 4% to $135,054,000, as compared to $130,313,000 for the same period in 2007. The increase in aggregate expenditures for software development in 2008 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Six Months Ended	Six Months Ended
(In thousands)	June 28, 2008	June 30, 2007

Software development costs	$145,775	$135,884
Capitalized software costs	(34,651)	(31,647)
Capitalized costs related to share-based payments	(495)	(611)
Amortization of capitalized software costs	24,425	26,687

Total software development expense	$135,054	$130,313

•	General and administrative expenses as a percent of total revenues were 7% in the first six months of 2008 as compared to 7% for the same period in 2007. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company realized foreign currency gains of $5,891,000 and $187,000 for the six months ended June 28, 2008 and June 30, 2007, respectively.
Net interest income was $1,491,000 in the first six months of 2008 compared to net interest income of $544,000 in the first six months of 2007. This increase is primarily due to the higher returns received from our investments in auction rate securities.
The Company’s effective tax rate for the first six months of 2008 and 2007 was 35% and 40%, respectively. This decrease is primarily due to a higher than normal rate in the second quarter of 2007 that resulted from the establishment of a valuation allowance for foreign net operating losses.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the six months ended June 28, 2008 and June 30, 2007:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 28, 2008
Revenues	$636,940	$150,511	$114	$787,565

Cost of revenues	113,045	23,081	34	136,160
Operating expenses	174,533	77,493	289,692	541,718

Total costs and expenses	287,578	100,574	289,726	677,878

Operating earnings (loss)	$349,362	$49,937	$(289,612)	$109,687

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 30, 2007
Revenues	$599,890	$152,550	$—	$752,440

Cost of revenues	114,400	39,025	—	153,425
Operating expenses	163,857	74,096	269,704	507,657

Total costs and expenses	278,257	113,121	269,704	661,082

Operating earnings (loss)	$321,633	$39,429	$(269,704)	$91,358

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 9% for the six months ended June 28, 2008, compared to the six months ended June 30, 2007.
•	Revenue increased 6% in the first six months of 2008, compared to the same period in 2007. This increase was primarily driven by growth in software, managed services and support and maintenance.

•	Cost of revenues was 18% of total Domestic revenue in the first six months of 2008 compared to 19% in the first six months of 2007, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 7% for the six months ended June 28, 2008, as compared to the prior year period, due primarily to growth in managed services.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.
Operating earnings increased 27% for the six months ended June 28, 2008, compared to the six months ended June 30, 2007.
•	Revenues decreased 1% in the first six months of 2008 compared to the same period in 2007. This decrease was primarily driven by a decline in hardware sales and a decrease in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the London and Southern regions of England. Revenue related to this initiative totaled $40,105,000 and $49,600,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. These revenues did not affect operating earnings as the Company is accounting for them at zero-margin using a zero-margin approach of applying percentage-of-completion accounting until either the software customization and development services are completed or the Company is able to determine fair value for the support services and other elements which would not be accounted for in accordance with the percentage-of-completion accounting methodology.
The Company expects to begin recognizing margin on its contract for the London portion of the project by 2009. Currently, the Company expects a catch-up of margin to be recognized in the period margin recognition begins, with the remaining margin recognized over the remaining term of the arrangement, which expires in 2014.

During the second quarter, Fujitsu, the prime contractor in the Southern region of England, withdrew from the project. Subsequently, a transition services agreement was signed that provides for ongoing services for the Trusts that already have live systems. No formal timeline has been set for when the government will name a new prime contractor, but the Company currently expects to play on ongoing role in this region. The timing and nature of the Company’s contract with a newly appointed prime contractor will dictate the timing of margin recognition for the Southern region portion of the project.

•	Cost of revenues was 15% in the first six months of 2008, compared with 26% in the same period of 2007. The lower cost of revenues in the first six months of 2008 was driven by a decrease in Global hardware sales.

•	Operating expenses for the six months ended June 28, 2008 increased 5% compared to the six months ended June 30, 2007, primarily due to hiring personnel to support Global growth.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses increased by 7% in the first six months of 2008 as compared to the same period in 2007. This increase was primarily due to increased research and development and general and administrative spending and the third party supplier settlement.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash and cash equivalents. The majority of the Company’s cash and cash equivalents and investments consist of U.S. Government Federal Agency Securities, short-term marketable securities and overnight repurchase agreements. At June 28, 2008, the Company had cash and cash equivalents of $291,395,000 and working capital of $487,480,000 compared to cash and cash equivalents of $182,914,000, short-term investments of $161,600,000 and working capital of $530,441,000 at December 29, 2007. The increase in cash and cash equivalents was primarily due to sales of short-term investments during the first quarter of 2008 and continued strong cash collections. The decrease in short-term investments is the result of sales of securities early in the first quarter and the reclassification of auction rate securities to long term investments as of the end of the first quarter 2008 period.
At June 28, 2008, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008 when Fujitsu withdrew from the National Health Service (NHS) initiative to automate clinical processes and digitize medical records the Southern region of England. The Company expects to collect these receivables in full based on the terms of the contract.

At June 28, 2008, the Company held auction rate securities with a par value of $105,950,000 and an estimated fair value of $101,624000. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities held by Cerner. These conditions persisted through the second quarter. As a result, the Company assessed the securities as temporarily impaired and recognized a cumulative loss of $2,873,000 through other comprehensive income, net of an income tax benefit of $1,453,000. For a more detailed discussion of the auction rate securities situation, please refer to note (8) to the condensed consolidated financial statements. Cerner has the intent and ability to hold the investments in auction rate securities until the earlier of market reestablishment or maturity, and does not expect the auction failures to impact the Company’s ability to fund its working capital needs, capital expenditures or other business requirements.
Cash from Operating Activities
The Company generated cash of $135,997,000 and $104,467,000 from operations in the first six months of 2008 and 2007, respectively. Cash flow from operations increased in the first six months of 2008 due primarily to the increase in net earnings. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first six months of 2008 and 2007, the Company received total client cash collections of $852,386,000 and $832,600,000, respectively, of which 6% and 5% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 90 days at June 28, 2008, increasing from 86 days at June 30, 2007. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 14% in the first six months of 2008 compared to the first six months of 2007, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first six months of 2008 consisted primarily of capital purchases of $53,679,000, which include $46,865,000 of capital equipment and $6,814,000 of land, buildings and improvements. Capitalized software development costs were $35,238,000 in the first six months of 2008. Cash of $3,181,000 was used for an earnout payment related to the 2005 acquisition of DKE SARL (Axya Systemes). Cash was also provided by sales and maturities of short-term investments, net of purchases, of $55,260,000 in the first six months of 2008. Cash used in investing activities in the first six months of 2007 consisted primarily of capital purchases of $99,885,000, which includes $51,565,000 of capital equipment and $48,320,000 of land, buildings and improvements. Capitalized software development costs were $32,680,000. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $23,737,000 in the first six months of 2007.
Cash from Financing Activities
The Company’s financing activities for the first six months of 2008 consisted of proceeds from the exercise of stock options of $10,442,000, the excess tax benefits from share based compensation of $6,512,000, repayment of debt of $7,249,000, and sales of future receivables of $4,655,000. For the first six months of 2007 the Company’s financing activities consisted of proceeds from the exercise of stock options of $19,494,000, the excess tax benefits from share based compensation of $17,536,000 and repayment of debt of $12,487,000.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities within the scope of the FSP. The Company adopted SFAS 157 for fair value measurement outside of the scope of the FSP on December 30, 2007. The Company is currently assessing the impact of full adoption of SFAS 157 on its results of operations and its financial position and will be required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year. The effect of adopting SFAS 157 is will depend on future acquisition activity, but is not expected to be material to the Company’s consolidated financial statements.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders’ meeting held on May 23, 2008, John C. Danforth, Neal L. Patterson, and William D. Zollars were re-elected as Class I directors. Gerald E. Bisbee, Jr., PhD, Nancy-Ann DeParle, Michael E. Herman, Clifford W. Illig and William B. Neaves continued as directors after the meeting.

	For	Withheld
John C. Danforth	70,261,583	5,944,732
Neal L. Patterson	72,967,775	3,238,540
William D. Zollars	57,835,127	18,371,188
At the shareholders’ meeting, the appointment of KPMG LLP as independent registered public accounting firm of the Company for 2008 was ratified.

	For	Against	Abstain
KPMG LLP	75,392,016	719,276	95,022
Item 6. Exhibits
(a) Exhibits
31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

August 7, 2008	By:	/s/ Marc G. Naughton

Date		Marc G. Naughton
Chief Financial Officer