Form 10-Q
period 2008-09-27
CERNER CORP /MO/
filed 2008-11-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 81,000,668 shares of Common Stock, $.01 par value, outstanding at October 31, 2008.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,
(In thousands, except share data)	2008	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$182,258	$182,914
Short-term investments	115,012	161,600
Receivables, net	431,392	391,060
Inventory	11,368	10,744
Prepaid expenses and other	71,986	61,878
Deferred income taxes	8,542	10,368

Total current assets	820,558	818,564

Property and equipment, net	472,655	462,839
Software development costs, net	214,921	200,380
Goodwill	146,534	143,924
Intangible assets, net	54,082	46,854
Long-term investments	101,738	—
Other assets	16,436	17,395

Total assets	$1,826,924	$1,689,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$73,043	$79,812
Current installments of long-term debt	13,814	14,260
Deferred revenue	118,854	98,802
Accrued payroll and tax withholdings	69,881	65,011
Other accrued expenses	18,135	30,238

Total current liabilities	293,727	288,123

Long-term debt	159,985	177,606
Deferred income taxes	90,696	68,738
Deferred revenue	14,732	21,775

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 80,983,851 shares issued at September 27, 2008 and 80,147,955 issued at December 29, 2007	810	801
Additional paid-in capital	485,609	451,876
Retained earnings	788,559	671,440
Treasury Stock	(4,440)	—
Accumulated other comprehensive income (loss)	(4,040)	8,311

Total stockholders’ equity	1,266,498	1,132,428

Commitments
Total liabilities and stockholders’ equity	$1,826,924	$1,689,956

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues:
System sales	$137,522	$115,272	$374,387	$368,238
Support, maintenance and services	275,702	249,086	806,966	729,186
Reimbursed travel	9,504	8,578	28,940	27,952

Total revenues	422,728	372,936	1,210,293	1,125,376

Costs and expenses:
Cost of system sales	48,296	33,857	134,323	136,384
Cost of support, maintenance and services	14,517	15,374	45,215	46,897
Cost of reimbursed travel	9,504	8,578	28,940	27,952
Sales and client service	178,750	164,380	532,747	487,382
Software development	68,092	68,043	203,145	198,356
(Includes amortization of software development costs of $13,197 and $37,622 for the three and nine months ended September 27, 2008, and $13,375 and $40,063 for the three and nine months ended September 29, 2007.)

General and administrative	35,818	28,536	88,485	82,878

Total costs and expenses	354,977	318,768	1,032,855	979,849

Operating earnings	67,751	54,168	177,438	145,527

Other income (expense):
Interest income (expense), net	428	(190)	1,919	354
Other income (expense)	(221)	(402)	(392)	(1,140)

Total other income (expense), net	207	(592)	1,527	(786)

Earnings before income taxes	67,958	53,576	178,965	144,741
Income taxes	(22,944)	(22,342)	(61,847)	(58,947)

Net earnings	$45,014	$31,234	$117,118	$85,794

Basic earnings per share	$0.56	$0.39	$1.45	$1.08

Basic weighted average shares outstanding	80,782	79,634	80,594	79,190

Diluted earnings per share	$0.54	$0.37	$1.40	$1.03

Diluted weighted average shares outstanding	83,681	83,382	83,594	83,043
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$117,118	$85,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,731	110,937
Share-based compensation expense	10,576	12,268
Non-employee stock option compensation expense	—	440
Provision for deferred income taxes	1,374	(1,418)
Tax benefit from stock options	9,543	26,458
Excess tax benefits from share based compensation	(8,786)	(25,237)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(51,359)	3,373
Inventory	(3,750)	6,679
Prepaid expenses and other	(12,074)	1,608
Accounts payable	(19,350)	(32,185)
Accrued income taxes	(6,579)	(7,038)
Deferred revenue	14,553	(976)
Other accrued liabilities	8,622	1,495

Total adjustments	66,501	96,404

Net cash provided by operating activities	183,619	182,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(63,847)	(82,660)
Purchase of land, buildings and improvements	(9,802)	(63,784)
Purchase of intangibles	(1,587)	(986)
Acquisition of businesses, net of cash acquired	(5,720)	(23,957)
Purchases of investments	(366,353)	(401,488)
Maturities of investments	306,920	435,231
Capitalized software development costs	(52,337)	(49,648)

Net cash used in investing activities	(192,726)	(187,292)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(8,354)	(12,878)
Proceeds from excess tax benefits from share based compensation	8,786	25,237
Proceeds from exercise of options	14,380	23,954
Proceeds from sale of future receivables	5,205	—
Purchase of treasury stock	(4,440)	—

Net cash provided by financing activities	15,577	36,313

Effect of exchange rate changes on cash	(7,126)	339

Net increase (decrease) in cash and cash equivalents	(656)	31,558
Cash and cash equivalents at beginning of period	182,914	162,545

Cash and cash equivalents at end of period	$182,258	$194,103

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,684	$6,257
Income taxes, net of refund	52,347	40,814
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
(2) Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per share computations is as follows:

	Three Months Ended			Three Months Ended
	September 27, 2008			September 29, 2007
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$45,014	80,782	$0.56	$31,234	79,634	$0.39
Effect of dilutive securities:
Stock options	—	2,899		—	3,748

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$45,014	83,681	$0.54	$31,234	83,382	$0.37

Options to purchase 2,486,000 and 964,000 shares of common stock at per share prices ranging from $40.22 to $136.86 and $41.88 to $136.86 were outstanding at the three months ended September 27, 2008 and September 29, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine Months Ended			Nine Months Ended
	September 27, 2008			September 29, 2007
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$117,118	80,594	$1.45	$85,794	79,190	$1.08
Effect of dilutive securities:
Stock options	—	3,000		—	3,853

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$117,118	83,594	$1.40	$85,794	83,043	$1.03

Options to purchase 2,236,000 and 1,459,000 shares of common stock at per share prices ranging from $36.96 to $136.86 and $40.84 to $136.86 were outstanding at the nine months ended September 27, 2008 and September 29, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Stockholders’ Equity and Share-Based Compensation
Stock Option Plans
As of September 27, 2008, the Company had four stock option and equity plans in effect for associates. A summary of the stock option activity of the Company’s four stock option and equity plans as of September 27, 2008 and changes during the nine months ended September 27, 2008 is presented below:

	Nine Months Ended September 27, 2008
		Weighted-Average	Aggregate
Fixed Options	Number of Shares	Exercise Price	Intrinsic Value(1)

Outstanding at the beginning of the year	9,145,563	$24.94
Granted	795,310	44.72
Exercised	(823,398)	17.48
Forfeited or expired	(298,741)	33.56

Outstanding at September 27, 2008	8,818,734	$27.12	$184,568,918

Options exercisable at September 27, 2008	5,748,310	$19.48	$160,057,977

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of September 27, 2008.
The weighted average grant date fair value of stock options granted during the first nine months of 2008 and 2007 was $24.23 and $28.84, respectively. The total intrinsic value of stock options exercised during the first nine months of 2008 and 2007 was $25,611,670 and $52,713,000, respectively. The Company issues new shares to satisfy option exercises.
As of September 27, 2008, there was $44,002,296 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.88 years.
Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, under which associates may purchase shares of our common stock based on a percentage of their compensation, but not greater than 20% of their earnings, up to a maximum annual limitation determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the purchase period. The purchase of the Company’s Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. Under SFAS No. 123(R), the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
Share-Based Compensation
We apply the provisions of SFAS No. 123(R), “Share-Based Payment,” for share-based awards granted to associates and directors including associate stock option awards and associate stock purchases made under our ASPP using the estimated grant date fair market value method of accounting in accordance with SFAS No. 123(R). Amounts recognized in the condensed consolidated financial statements with respect to shares-based compensation were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Total cost of share-based payments for the period	$4,107	$4,389
Amounts capitalized in software development costs	(227)	(295)

Amounts charged against earnings, before income tax benefit	$3,880	$4,094

Amount of related income tax benefit recognized in earnings	$1,445	$1,566

	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Total cost of share-based payments for the period	$11,541	$13,198
Amounts capitalized in software development costs	(671)	(904)

Amounts charged against earnings, before income tax benefit	$10,870	$12,294

Amount of related income tax benefit recognized in earnings	$4,049	$4,702

Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in privately-negotiated purchase. The stock repurchase activity as of September 27, 2008 is as follows:

Shares repurchased	100,000

Average price per share	$44.36

Value of shares repurchased including commissions	$4,440,000
These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.
(4) Adoption of SFAS 157 — Fair Value Measurements
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
On December 30, 2007, the Company adopted the provisions of SFAS 157, “Fair Value Measurements” except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 27, 2008	(Level 1)	(Level 2)	(Level 3)
Commercial Paper	$115,012	$—	$115,012	$—
Auction Rate Securities	101,714	—	—	101,714

Total	$216,726	$—	$115,012	$101,714

Commercial Paper is classified as short-term investments on the condensed consolidated balance sheet, whereas auction rate securities are classified as non-current, long-term investments. The Company utilizes valuation models with observable market data inputs to estimate fair value of its commercial paper. Refer to Note (7) for a comprehensive description of these assets.
In February and March 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities held by Cerner. As a result, at the end of the first quarter of 2008 the Company assessed the decline in fair value of the securities as a temporary impairment.
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
During the second and third quarters, overall market conditions did not improve and auctions continued to fail. At September 27, 2008, the Company held auction rate securities with a par value of $105,700,000. The Company’s updated valuation model resulted in an estimated fair value of $101,714,000. Accordingly, the Company recognized an unrealized gain of $169,000 through other comprehensive income, net of a deferred tax provision of $171,000 in the third quarter. The cumulative impact for the year is an unrealized loss of $2,704,000 recognized through other comprehensive income, net of a tax benefit of $1,282,000.
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 at September 27, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 27, 2008

(In thousands)	Auction Rate Securities
Balance at 6/28/2008	$101,624
Purchases and settlements (net)	(250)
Total unrealized gain
included in other comprehensive income	169
included in deferred income taxes	171

Balance at 9/27/2008	$101,714

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 27, 2008

(In thousands)	Auction Rate Securities
Balance at 12/29/2007	$160,900
Purchases and settlements (net)	(55,200)

Transfers to Level 3	105,700
Total unrealized losses
included in other comprehensive income	(2,704)
included in deferred income taxes	(1,282)

Balance at 9/27/2008	$101,714

The effect of adopting the required portions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of full adoption of SFAS 157 on its results of operations and its financial position and will be required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year. The effect of adopting the remainder of SFAS 157 is not expected to be material to the Company’s consolidated financial statements. At the end of the third quarter of 2008, categories where SFAS 157 had not been applied consisted of goodwill and intangible assets.
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

(In thousands)	September 27, 2008	December 29, 2007

Accounts receivable, net of allowance	$310,881	$261,456
Contracts receivable	120,511	129,604

Total receivables, net	$431,392	$391,060

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At September 27, 2008 and December 29, 2007, the allowance for estimated uncollectible accounts was $20,076,000 and $15,469,000, respectively.
At September 27, 2008, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008. During the second quarter, the contract of Fujitsu, the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England, was terminated. This had the effect of automatically terminating the Company’s subcontract for the project. The Company expects to collect these receivables in full based on the terms of the contract.
During the first nine months of 2008 and 2007, the Company received total client cash collections of $1,288,502,000 and $1,234,003,000, respectively, of which $72,145,000 and $63,599,000 were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	September 27, 2008		December 29, 2007
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$80,414	$50,640	$59,775	$44,557
Customer lists	5.0	55,644	37,988	55,384	30,236
Patents	17.0	7,166	1,268	6,826	1,244
Non-compete agreements	3.0	2,013	1,259	1,824	918

Total	5.56	$145,237	$91,155	$123,809	$76,955

Aggregate amortization expense for the nine months ended September 27, 2008 and September 29, 2007 was $14,200,000 and $15,238,000, respectively. Estimated aggregate amortization expense for the remainder of the current year and each of the next four years is as follows:

(In thousands)
For the remaining three months:	2008	$5,115
For the year ended:	2009	19,624
	2010	8,693
	2011	6,784
	2012	3,704
The changes in the carrying amount of goodwill for the nine months ended September 27, 2008 are as follows:

(In thousands)
Balance as of December 29, 2007	$143,924
Goodwill acquired	1,253
Foreign currency translation adjustment and other	1,357

Balance as of September 27, 2008	$146,534

Included in the “Foreign currency translation adjustment and other” line item is an approximately $1.5 million earnout payment related to the 2005 acquisition of DKE SARL (Axya Systemes).

(7) Marketable Securities
As of September 27, 2008, the Company held investments in money market funds and commercial paper along with auction rate securities. Commercial paper consists of short-term corporate debt with maturities of less than three months. All of the commercial paper held at the end of the third quarter was rated P1/A1 or higher.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on par-in, par-out basis. In prior periods, the Company regularly liquidated its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of and the yield on alternative investments. As a result, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value with changes recorded to other comprehensive income. All of the auction rate securities that the Company currently holds are AA rated or higher and are collateralized by student loan portfolios, the majority of which are backed by the U.S. government through its Federal Family Education Loan Program.
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
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction-rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. These liquidity issues persisted in the second and third quarters.
To date we have collected all interest receivable on our auction-rate securities when due and expect to continue to do so in the future. For each unsuccessful auction, the interest rate moves to a maximum contractual rate defined for each security, reset periodically at a level higher than defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 13 to 30 years.
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
At September 27, 2008, Cerner held auction rate securities with a par value of $105,700,000. The decline in fair value has been assessed as temporary; therefore we have recognized a cumulative unrealized loss of $2,704,000 through other comprehensive income, net of an income tax benefit of $1,282,000. The third quarter impact of the decline in fair value was an unrealized gain of $169,000 recognized through other comprehensive income, net of a deferred tax provision of $171,000.
In August 2008, our broker agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. In October 2008, the Company received the official offer and prospectus regarding this settlement. Under the terms of the offer, Cerner will have the ability to redeem the securities at par during a period from mid-2010 through mid-2012. Additionally, the Company has the option to obtain a loan at no net cost prior to the redemption period.

While the recent credit market turbulence may limit our ability to liquidate the auction rate security investments in the near term, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.
(8) Income Taxes
Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” clarifies how companies calculate and disclose uncertain tax positions. The Company classifies interest and penalties related to income taxes as income tax expense in its consolidated statement of earnings.
During the third quarter, the Company continued to work through an examination by the Internal Revenue Service (IRS) of the 2005 and 2006 income tax returns and an examination by a foreign taxing jurisdiction of the 2001, 2002 and 2003 income tax returns. We believe these examinations will not have a material effect on Cerner’s financial position, results of operations or liquidity.
It is reasonably possible that within the next 12 months we will resolve some of the matters presently under examination which may decrease unrecognized tax benefits for these open tax years by $3,000,000. Any settlement of those unrecognized tax benefits will affect the effective tax rate of the Company.
(9) Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and displaying of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, unrealized gains and losses from available-for-sale securities (net of income taxes), and gains and losses from a hedge of the Company’s net investment in the United Kingdom, amounted to $37,684,000 and $104,769,000 for the three and nine months ended September 27, 2008, and $35,091,000 and $92,320,000 for the three and nine months ended September 29, 2007, respectively. On March 29, 2008, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP related to the notional amount of the hedge are being recognized as a component of accumulated other comprehensive income (loss). These fluctuations resulted in a net gain of approximately $6,126,000 and $6,195,000, offset by a translation loss of $13,625,000 and $15,842,000 for the three and nine months ended September 27, 2008. For the three and nine months ended September 29, 2007, changes in the hedge resulted in a net loss of approximately $1,541,000 and $3,548,000, offset by a translation gain of $5,398,000 and $10,074,000, respectively.
Cerner recognizes foreign currency transaction gains and losses on the income statement as a component of general and administrative expenses. The Company realized a foreign currency loss of $5,601,000 and a gain of $177,000 during the three months ended September 27, 2008 and September 29, 2007 and gains of $290,000 and $365,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively.
(10) Commitments and Guarantees
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

(11) Segment Reporting
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended September 27, 2008 and September 29, 2007.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 27, 2008
Revenues	$331,448	$91,280	$—	$422,728

Cost of revenues	55,860	16,457	—	72,317
Operating expenses	89,948	39,260	153,452	282,660

Total costs and expenses	145,808	55,717	153,452	354,977

Operating earnings (loss)	$185,640	$35,563	$(153,452)	$67,751

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 29, 2007
Revenues	$305,991	$66,746	$199	$372,936

Cost of revenues	50,890	6,864	55	57,809
Operating expenses	84,935	38,315	137,709	260,959

Total costs and expenses	135,825	45,179	137,764	318,768

Operating earnings (loss)	$170,166	$21,567	$(137,565)	$54,168

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 27, 2008
Revenues	$970,229	$240,064	$—	$1,210,293

Cost of revenues	168,906	39,537	35	208,478
Operating expenses	264,479	116,753	443,145	824,377

Total costs and expenses	433,385	156,290	443,180	1,032,855

Operating earnings (loss)	$536,844	$83,774	$(443,180)	$177,438

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 29, 2007
Revenues	$904,459	$219,296	$1,621	$1,125,376

Cost of revenues	164,994	45,889	350	211,233
Operating expenses	242,936	112,495	413,185	768,616

Total costs and expenses	407,930	158,384	413,535	979,849

Operating earnings (loss)	$496,529	$60,912	$(411,914)	$145,527

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
Cerner’s fundamental strategy has always centered on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, with revenue growing at compound rates of more than 14% over the past three-, five- and ten-year periods. This growth has also created a strategic client base of more than 6,000 hospital, health-system, physician practice, clinic, laboratory and pharmacy clients around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. Cerner is also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, Healthe employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, Cerner expects continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many global markets have a low penetration of healthcare IT solutions and their governing bodies are in many cases prepared to finance such enhancements.

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
We are also focusing on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures. While 2007 was a year of heavy capital investment because of investments in a new data center to support our rapidly growing hosting business and purchasing new buildings to accommodate growth in our associate base, capital spending has decreased in 2008 and we expect it to remain at levels below our 2007 spending.
Results Overview
The Company delivered strong levels of new business bookings, margin expansion, earnings and cash flow in the third quarter of 2008. New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services (hosting of software in the Company’s data center), in the third quarter of 2008 was $384 million. Third quarter 2008 bookings increased 8% over third quarter 2007’s bookings of $357 million. Revenues for the third quarter of 2008 increased 13% to $423 million compared to $373 million in the year-ago quarter.
Third quarter 2008 net earnings were $45.0 million, and diluted earnings per share were $0.54. Third quarter 2007 net earnings were $31.2 million and diluted earnings per share were $0.37. Third quarter 2008 and 2007 net earnings and diluted earnings per share reflect the impact of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. Share-based compensation expense reduced third quarter 2008 net earnings and diluted earnings per share by $2.4 million and $0.03, respectively, and third quarter 2007 earnings and diluted earnings per share by $2.5 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven by strong revenue growth and continued progress with the Company’s margin expansion initiatives, including leveraging R&D investments, controlling general and administrative spending, and becoming more efficient at selling solutions and providing support and services to our clients. Our third quarter operating margin was 16%, which is 150 basis points higher than the year-ago quarter. We remain on target with our long-term goal of achieving 20% operating margins.
The Company had strong cash collections of receivables of $436 million in the third quarter of 2008 compared to $402 million in the third quarter of 2007. Days sales outstanding increased moderately to 93 days compared to 89 days in the third quarter of 2007, primarily due to the billed and unbilled receivables related to our work with Fujitsu in the UK. Operating cash flows for the third quarter of 2008 were $48 million compared to $78 million in the third quarter of 2007.
The third quarter also included progress on our strategic initiatives that, while not material to our current results, are an important part of our longer-term growth strategy. For example, we had several sales and implementations of our CareAware MDBusTM healthcare device connectivity solution that allows medical devices to be connected to an electronic medical record through a USB-like connection. We also made progress with our employer-focused initiatives, with our first health center client, Cisco Systems, scheduled to open their LifeConnections Health Center in November 2008. This will be a fully-automated employee-based health center based on Cerner’s own successful on-campus model that has led to improvements in quality, efficiency, and access to care for Cerner’s associates and their dependents.

Healthcare Information Technology Market
Despite the turbulence in the worldwide macroeconomic environment, we believe the fundamental drivers for healthcare IT demand and adoption remain intact. We believe our primary end market, healthcare, is likely to be more resilient to tough economic conditions than most segments. Our solutions play an important role in improving safety, efficiency and cost and are therefore usually ranked high against competing priorities. Most of our clients also believe they must invest in IT to meet current and future regulatory, compliance and government reimbursement models. Examples of these requirements and pressures on hospitals to adopt IT include:
•	Facing a review of charges by Medicare Regulatory Audit Contractors (better known as RAC audits) and the requirement to pay back unsupported charges;

•	Complying with the 10th revision of the International Statistical Classification of Diseases (ICD-10) diagnosis and procedure coding requirements;

•	Improving processes and systems to reduce the impact of the ‘Never Events’, which are conditions that are no longer reimbursed if caused after a patient is admitted; and

•	Complying with pay-for-performance and pay-for-reporting requirements, which could begin to include healthcare information technology (HIT) requirements, such as the nine HIT measures recommended by the National Quality Forum.
With healthcare spending estimated at over $2 trillion and 16% of the U.S. Gross Domestic Product and growing, politicians and policy makers agree that the current healthcare system is unsustainable. And leaders of both parties express commitment to the intelligent use of information systems that improve health outcomes and correspondingly drive down cost. We believe one reason for the bi-partisan support of HIT is a study by RAND Corp. published in October 2005 that concluded widespread adoption of HIT could cut the total cost of healthcare by about 10%. Although policy experts have different opinions on the rates of HIT adoption and how quickly benefits can be realized, there is consensus that HIT has the potential to contribute to significant costs savings.
Also, increasing healthcare spending, safety and quality concerns, and inefficient care are not issues isolated to the United States. Most other countries are experiencing similar trends, a fact that creates a favorable environment internationally for HIT solutions and related services.
Overall, while the current economic turmoil warrants close monitoring, our end markets appear to remain solid. But we understand the possibility that a sustained recession and credit crunch could impact our clients’ ability to invest in HIT.
Results of Operations
Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007.
The Company’s net earnings increased 44% to $45,014,000 in the three-month period ended September 27, 2008 from $31,234,000 for the three-month period ended September 29, 2007. Third quarter 2008 and 2007 net earnings include the impact of SFAS No. 123R, which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the third quarter of 2008 and 2007 by $2,435,000, net of $1,445,000 tax benefit, and $2,528,000, net of $1,566,000 tax benefit, respectively.
Revenues increased 13% to $422,728,000 for the three-month period ended September 27, 2008 from $372,936,000 for the three-month period ended September 29, 2007. The revenue composition for the third quarter of 2008 was $137,522,000 in system sales, $118,185,000 in support and maintenance, $157,517,000 in services and $9,504,000 in reimbursed travel.
•	System sales revenues increased 19% to $137,522,000 for the three-month period ended September 27, 2008 from $115,272,000 for the corresponding period in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The increase in system sales was driven by strong growth in software and hardware revenue.

•	Support, maintenance and services revenues increased 11% to $275,702,000 during the third quarter of 2008 from $249,086,000 during the same period in 2007. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the third quarter of 2008 and 2007.

	Three Months Ended	Three Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Support and maintenance revenues	$118,185	$102,104
Services revenues	157,517	146,982

Total support, maintenance and services revenues	$275,702	$249,086

The $10,535,000, or 7%, increase in services revenue was primarily attributable to growth in the CernerWorksTM managed services. The $16,081,000, or 16%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 9% in the third quarter of 2008 compared to the third quarter of 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	September 27, 2008	September 29, 2007

Contract backlog	2,822,996	$2,587,277
Support and maintenance backlog	570,670	528,907

Total backlog	$3,393,666	$3,116,184

•	The cost of revenues was 17% of total revenues in the third quarter of 2008 and 16% in the third quarter of 2007. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The increase in cost of revenues as a percent of revenue is primarily associated with the higher level of hardware sales in the third quarter of 2008 compared to 2007.
•	Total operating expenses increased 8% to $282,660,000 in the third quarter of 2008, compared with $260,959,000 for the same period in 2007. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Sales and client service expenses	$2,033	$2,329
Software development expense	830	717
General and administrative expenses	1,017	1,048

Total stock-based compensation expense	$3,880	$4,094

•	Sales and client service expenses as a percent of total revenues were 42% in the third quarter of 2008 and 44% for the same period in 2007. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business, and trade show and advertising costs. The percentage decrease was primarily attributable to greater efficiencies in our sales and support organizations.

•	Total expense for software development for the third quarter of 2008 was $68,092,000, which is basically flat compared to $68,043,000 for the same period in 2007. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Software development costs	$71,966	$71,636
Capitalized software costs	(16,844)	(16,647)
Capitalized costs related to share-based payments	(227)	(321)
Amortization of capitalized software costs	13,197	13,375

Total software development expense	$68,092	$68,043

•	General and administrative expenses as a percent of total revenues were 8% in the third quarter of 2008 as compared to 8% for the same period in 2007. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company realized a foreign currency loss of $5,601,000 and a gain of $177,000 during the three months ended September 27, 2008 and September 29, 2007, respectively.
Net interest income was $428,000 in the third quarter of 2008 compared to net interest expense of $190,000 in the third quarter of 2007. This increase is primarily due to the higher returns received from our investments in auction rate securities.
The Company’s effective tax rate for the third quarter of 2008 and 2007 was 34% and 42%, respectively. This decrease is primarily due to a higher than normal rate in the third quarter of 2007 that resulted from a change in foreign income tax rates resulting from a law that was enacted in the third quarter of 2007, which effectively reduced the value of the Company’s foreign tax losses. The tax rate in the third quarter of 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the three months ended September 27, 2008 and September 29, 2007:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 27, 2008
Revenues	$331,448	$91,280	$—	$422,728

Cost of revenues	55,860	16,457	—	72,317
Operating expenses	89,948	39,260	153,452	282,660

Total costs and expenses	145,808	55,717	153,452	354,977

Operating earnings (loss)	$185,640	$35,563	$(153,452)	$67,751

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 29, 2007
Revenues	$305,991	$66,746	$199	$372,936

Cost of revenues	50,890	6,864	55	57,809
Operating expenses	84,935	38,315	137,709	260,959

Total costs and expenses	135,825	45,179	137,764	318,768

Operating earnings (loss)	$170,166	$21,567	$(137,565)	$54,168

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 9% for the quarter ended September 27, 2008, compared to the quarter ended September 29, 2007.
•	Revenue increased 8% in the third quarter of 2008, compared to the same period in 2007. This increase was primarily driven by growth in system sales, managed services and support and maintenance.

•	Cost of revenues was 17% of total Domestic revenue in the third quarter of 2008 compared to 17% in the third quarter of 2007.

•	Operating expenses increased 6% for the three months ended September 27, 2008, as compared to the prior year period, due primarily to growth in managed services.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.
Operating earnings increased 65% for the quarter ended September 27, 2008, compared to the quarter ended September 29, 2007.
•	Revenues increased 37% in the third quarter of 2008 compared to the same period in 2007. This increase was primarily driven by an increase in system sales and support and maintenance revenue. Global revenue includes revenue being accounted for using a zero margin approach of applying percentage of completion accounting for work related to the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. This revenue totaled $12,473,000 and $25,000,000 for the quarter ended September 27, 2008 and September 29, 2007, respectively. These revenues did not affect operating earnings because of the zero margin accounting, which will continue until either the software customization and development services are completed or the Company has the ability to accurately estimate costs to complete the project and determine fair value for the elements not accounted for in accordance with the percentage-of-completion accounting methodology.

London is one of two regions in which the Company is participating, and, while uncertainties exist that need to be resolved, the Company does expect to begin recognizing margin on its contract in London by 2009. Currently, the Company expects a one-time catch-up of margin to be recognized in the period margin recognition begins, with the remaining margin recognized based on the progress of the project over the remaining term of the arrangement, which expires in 2014.

The other region in England the Company is participating in is the Southern region. During the second quarter, the contract of Fujitsu, the prime contractor in the Southern region, was terminated which had the effect of automatically terminating the Company’s subcontract for the project. A transition services agreement was signed during the third quarter that provides for ongoing services for the Trusts that already have live systems for which margin was recognized. Margin recognized in the third quarter of 2008 was not significant. No formal timeline has been set for addressing the implementations at the remaining Trusts, but the Company currently expects to play an ongoing role in this region.

•	Cost of revenues was 18% in the third quarter of 2008, compared with 10% in the same period of 2007. The higher cost of revenues in the third quarter of 2008 was driven by an increase in Global hardware sales.

•	Operating expenses for the three months ended September 27, 2008 increased 2% compared to the three months ended September 29, 2007, primarily due to hiring personnel to support Global growth.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses increased by 12% in the third quarter of 2008 as compared to the same period in 2007. This increase was primarily due to increased general and administrative spending which included the foreign currency loss.
Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007.
The Company’s net earnings increased 37% to $117,118,000 in the nine-month period ended September 27, 2008 from $85,794,000 for the nine-month period ended September 29, 2007. For the nine-month period ended September 27, 2008 and September 29, 2007, net earnings include the impact of SFAS No. 123R, which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the first nine months of 2008 and 2007 by $6,821,000, net of $4,049,000 tax benefit and $7,592,000, net of $4,702,000 tax benefit, respectively.
Revenues increased 8% to $1,210,293,000 for the nine-month period ended September 27, 2008 from $1,125,376,000 for the nine-month period ended September 29, 2007. The revenue composition for the first nine months of 2008 was $374,387,000 in system sales, $335,791,000 in support and maintenance, $471,175,000 in services and $28,940,000 in reimbursed travel.
•	System sales revenues increased 2% to $374,387,000 for the nine-month period ended September 27, 2008 from $368,238,000 for the corresponding period in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The increase in system sales was driven by growth in licensed software, sublicensed software and subscriptions.

•	Support, maintenance and services revenues increased 11% to $806,966,000 during the first nine months of 2008 from $729,186,000 during the same period in 2007. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first nine months of 2008 and 2007.

	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Support and maintenance revenues	$335,791	$293,738
Services revenues	471,175	435,448

Total support, maintenance and services revenues	$806,966	$729,186

The $35,727,000, or 8%, increase in services revenue was primarily attributable to growth in the CernerWorks managed services. The $42,053,000, or 14%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 9% in the third quarter of 2008 compared to the third quarter of 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178,000,000 as a result of the contract withdrawal by the prime contractor in the southern region of England. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	September 27, 2008	September 29, 2007

Contract backlog	2,822,996	$2,587,277
Support and maintenance backlog	570,670	528,907

Total backlog	$3,393,666	$3,116,184

•	The cost of revenues was 17% of total revenues for the first nine months of 2008 and 19% for the same period of 2007. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue is primarily associated with the lower level of hardware sales in the first nine months of 2008 compared to 2007.

•	Total operating expenses increased 7% to $824,377,000 in the first nine months of 2008, compared with $768,616,000 for the same period in 2007. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Sales and client service expenses	$5,599	$7,335
Software development expense	2,227	2,237
General and administrative expenses	3,044	2,722

Total stock-based compensation expense	$10,870	$12,294

•	Sales and client service expenses as a percent of total revenues were 44% in the first nine months of 2008 and 43% for the same period in 2007. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the CernerWorks managed services business and the third party supplier settlement reported in the second quarter of 2008.

•	Total expense for software development for the first nine months of 2008 increased 2% to $203,145,000, as compared to $198,356,000 for the same period in 2007. The increase in aggregate expenditures for software development in 2008 was due to continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Nine Months Ended	Nine Months Ended
(In thousands)	September 27, 2008	September 29, 2007

Software development costs	$217,741	$207,941
Capitalized software costs	(51,615)	(48,715)
Capitalized costs related to share-based payments	(722)	(933)
Amortization of capitalized software costs	37,741	40,063

Total software development expense	$203,145	$198,356

•	General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2008 as compared to 7% for the same period in 2007. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company realized foreign currency gains of $290,000 and $365,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively.
Net interest income was $1,919,000 in the first nine months of 2008 compared to net interest income of $354,000 in the first nine months of 2007. This increase is primarily due to the higher returns received from our investments in auction rate securities.
The Company’s effective tax rate for the first nine months of 2008 and 2007 was 35% and 41%, respectively. This decrease is primarily due to a higher than normal rate in the third quarter of 2007 that was the result of a correction of a tax item related to foreign net operating losses for periods prior to 2005, and a change in foreign income tax rates resulting from a law that was enacted in the third quarter of 2007, which effectively reduced the value of the Company’s foreign tax losses. The tax rate for the first nine months of 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the nine months ended September 27, 2008 and September 29, 2007:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 27, 2008
Revenues	$970,229	$240,064	$—	$1,210,293

Cost of revenues	168,906	39,537	35	208,478
Operating expenses	264,479	116,753	443,145	824,377

Total costs and expenses	433,385	156,290	443,180	1,032,855

Operating earnings (loss)	$536,844	$83,774	$(443,180)	$177,438

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 29, 2007
Revenues	$904,459	$219,296	$1,621	$1,125,376

Cost of revenues	164,994	45,889	350	211,233
Operating expenses	242,936	112,495	413,185	768,616

Total costs and expenses	407,930	158,384	413,535	979,849

Operating earnings (loss)	$496,529	$60,912	$(411,914)	$145,527

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 8% for the nine months ended September 27, 2008, compared to the nine months ended September 29, 2007.
•	Revenue increased 7% in the first nine months of 2008, compared to the same period in 2007. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 17% of total Domestic revenue in the first nine months of 2008 compared to 18% in the first nine months of 2007, with the decline driven primarily by a lower level of hardware sales.

•	Operating expenses increased 9% for the nine months ended September 27, 2008, as compared to the prior year period, due primarily to growth in managed services.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.
Operating earnings increased 38% for the nine months ended September 27, 2008, compared to the nine months ended September 29, 2007.
•	Revenues increased 9% in the first nine months of 2008 compared to the same period in 2007. This increase was primarily driven by an increase in sales in Europe and the Middle East. Global revenue includes revenue being accounted for using a zero margin approach of applying percentage of completion accounting for work related to the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. This revenue totaled $52,578,000 and $74,273,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. These revenues did not affect operating earnings because of the zero margin accounting, which will continue until either the software customization and development services are completed or the Company is able to determine fair value for the support services and other elements which would not be accounted for in accordance with the percentage-of-completion accounting methodology.

London is one of two regions in which the Company is participating, and, while uncertainties exist that need to be resolved, the Company does expect to begin recognizing margin on its contract in London by 2009. Currently, the Company expects a catch-up of margin to be recognized in the period margin recognition begins, with the remaining margin recognized over the remaining term of the arrangement, which expires in 2014.

The other region in England the Company is participating in is the Southern region. During the second quarter, the contract of Fujitsu, the prime contractor in the Southern region of England, was terminated which had the effect of automatically terminating the Company’s subcontract for the project. A transition services agreement was signed during the third quarter that provides for ongoing services for the Trusts that already have live systems. No formal timeline has been set for addressing the implementations at the remaining Trusts, but the Company currently expects to play an ongoing role in this region.

•	Cost of revenues was 16% in the first nine months of 2008, compared with 21% in the same period of 2007. The lower cost of revenues in the first nine months of 2008 was driven by a decrease in Global hardware sales.

•	Operating expenses for the nine months ended September 27, 2008 increased 4% compared to the nine months ended September 29, 2007, primarily due to hiring personnel to support Global growth.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses increased by 8% in the first nine months of 2008 as compared to the same period in 2007. This increase was primarily due to increased research and development and general and administrative spending and a settlement with a third party supplier in the second quarter of 2008 related to the prior period usage of their software in the Company’s remote hosting business. The third party supplier settlement increased sales and client service expense by $8,014,000 in the second quarter of 2008.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash and cash equivalents. As of September 27, 2008 the majority of the Company’s cash and cash equivalents and short-term investments consisted of money market funds and high-grade commercial paper. At September 27, 2008, the Company had cash and cash equivalents of $182,258,000, short-term investments of $115,012,000 and working capital of $526,831,000 compared to cash and cash equivalents of $182,914,000, short-term investments of $161,600,000 and working capital of $530,441,000 at December 29, 2007.
At September 27, 2008, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008 when Fujitsu withdrew from the National Health Service (NHS) initiative to automate clinical processes and digitize medical records the Southern region of England. The Company expects to collect these receivables in full based on the terms of the contract.

At September 27, 2008, the Company held auction rate securities with a par value of $105,700,000 and an estimated fair value of $101,714,000. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities held by Cerner. These conditions persisted through the third quarter. As a result, the Company assessed the securities as temporarily impaired and recognized a cumulative loss of $2,704,000 through other comprehensive income, net of an income tax benefit of $1,282,000. For a more detailed discussion of the auction rate securities situation, please refer to Note (7) to the condensed consolidated financial statements. Cerner has the intent and ability to hold the investments in auction rate securities until the earlier of market reestablishment or redemption with our broker, and does not expect the auction failures to impact the Company’s ability to fund its working capital needs, capital expenditures or other business requirements.
In August 2008, our broker agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. In October 2008, the Company received the official offer and prospectus regarding this settlement. Under the terms of the offer, Cerner will have the ability to redeem the securities at par during a period from mid-2010 through mid-2012. Additionally, the Company has the option to obtain a loan at no net cost prior to the redemption period.
Cash from Operating Activities
The Company generated cash of $183,619,000 and $182,198,000 from operations in the first nine months of 2008 and 2007, respectively. Cash flow from operations increased in the first nine months of 2008 due primarily to the increase in net earnings which was partially offset by changes in working capital. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first nine months of 2008 and 2007, the Company received total client cash collections of $1,288,502,000 and $1,234,003,000, respectively, of which 6% and 5% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 93 days at September 27, 2008, increasing from 89 days at September 29, 2007. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 14% in the first nine months of 2008 compared to the first nine months of 2007, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first nine months of 2008 consisted primarily of capital purchases of $73,649,000, which include $63,847,000 of capital equipment and $9,802,000 of land, buildings and improvements. Capitalized software development costs were $52,337,000 in the first nine months of 2008. Cash of $1,587,000 was used for purchases of intangibles. $5,720,000 was used for the third quarter 2008 acquisition of LingoLogix and an earnout payment related to the 2005 acquisition of DKE SARL (Axya Systemes). Cash of $59,433,000 was used for purchases of short-term investments, net of sales and maturities. Cash used in investing activities in the first nine months of 2007 consisted primarily of capital purchases of $146,444,000, which includes $82,660,000 of capital equipment and $63,784,000 of land, buildings and improvements. Capitalized software development costs were $49,648,000. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $33,743,000 in the first nine months of 2007.
Cash from Financing Activities
The Company’s financing activities for the first nine months of 2008 consisted of proceeds from the exercise of stock options of $14,380,000, the excess tax benefits from share based compensation of $8,786,000, repayment of debt of $8,354,000, sales of future receivables of $5,205,000, and a purchase of treasury stock of $4,440,000. For the first nine months of 2007 the Company’s financing activities consisted of proceeds from the exercise of stock options of $23,954,000, the excess tax benefits from share based compensation of $25,237,000 and repayment of debt of $12,878,000.

The Company believes that its present cash position, together with cash generated from operations, short-term investments and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements for the remainder of 2008.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R), which will depend on future acquisition activity but is expected to be immaterial, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
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
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1A. Risk Factors
There have been no significant changes in the risk factors previously identified in our Annual Report on Form 10-K for the year ended December 29, 2007, except with respect to the following:
Adverse Economic Conditions may Cause a Slow Down or Decline in Client Spending which could Adversely Affect Our Business and Financial Performance: Our operating results may be impacted by the health of the global economy. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and recession) that cause a slow down or decline in client spending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In March 2008, Cerner’s Board of Directors authorized a stock repurchase program for $45 million of our Common Stock. The stock repurchase activity as of September 27, 2008 is as follows:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under
Period	Purchased	Share	or Programs	the Plan

June 29 - July 26, 2008	100,000	$44.3617	100,000	$40,564,000

July 27 - August 23, 2008	—	—	—	$40,564,000

August 24 - September 27, 2008	—	—	—	$40,564,000

Total:	100,000	$44.3617	100,000	$40,564,000
These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

Item 6. Exhibits
(a) Exhibits
31.1	Certification of Neal L. Patterson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

November 4, 2008	By:	/s/ Marc G. Naughton
Date	Marc G. Naughton Chief Financial Officer (duly authorized officer and principal financial [and accounting] officer)