Form 10-K
period 2009-01-03
CERNER CORP /MO/
filed 2009-03-02
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 3, 2009
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
NASDAQ Stock Market
(Name of exchange on which registered)
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
Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a capital reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 28, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,185,026,997 based on the closing sale price as reported on the NASDAQ Global Select Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009

[Common Stock, $.01 par value per share]	80,327,565 shares

DOCUMENTS INCORPORATED BY REFERENCE	Parts Into Which

Document	Incorporated

Proxy Statement for the Annual Shareholders’ Meeting to be held May 22, 2009 (Proxy Statement)	Part III

PART I.
Item 1. Business
Overview
Cerner Corporation (“Cerner” or the “Company”) is a Delaware business corporation formed in 1980. The Company’s corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Its telephone number is 816.221.1024. The Company’s Web site address, which is used by the Company to communicate important business information concerning the Company, can be accessed at: www.cerner.com. The Company makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Cerner is a supplier of healthcare information technology (HIT) solutions, healthcare devices and related services. Organizations ranging from single-doctor practices, to hospitals, corporations, and local, regional and national governments use Cerner® solutions and services to make healthcare safer, more efficient and of higher quality.
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
The Company’s CareAware™ architecture extends these links by connecting information from various devices to the clinician workflow and electronic medical record.
Cerner also offers a broad range of services, including implementation and training, remote hosting, operational management services, support and maintenance, healthcare data analysis, clinical process optimization, transaction processing, employer clinics and employer health plan third party administrator (TPA) services.
The Healthcare and Healthcare IT Industry
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see organizations that are doing fairly well operationally, but many are dealing with a reduction in their foundation investment portfolios caused by the general market decline. In addition, organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of many state governments.
The result of these challenges is that healthcare organizations are becoming more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. In the current environment, many HIT solutions are viewed as being more strategic to healthcare organizations than other possible purchases because the solutions offer quick return on investment. HIT solutions also play an important role in healthcare by improving safety, efficiency and reducing cost. And most healthcare providers also recognize that they must invest in HIT to meet current and future regulatory, compliance and government reimbursement models.
Overall, while the economy has certainly impacted and could continue to impact our business, we believe there are several macro trends that are good for the HIT industry. One example is the continued need to curb the growth of U.S. healthcare spending, which is estimated at more than $2 trillion or 17 percent of our Gross Domestic Product. In the U.S., politicians and policy makers agree that the current rate of growth of our healthcare system is unsustainable. And leaders of both parties say the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. They cite a 2005 study by RAND Corp., which found that the widespread adoption of HIT in the U.S. could cut healthcare costs by $162 billion. Although policy experts have different opinions on the rates of HIT adoption and how quickly benefits can be realized, there is consensus that HIT has the potential to contribute to significant cost savings.
Another positive for the U.S. healthcare and HIT industries is the fact that the Obama administration appears likely to follow through on campaign commitments to pursue broad healthcare reform aimed at improving healthcare’s systemic issues. The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $19 billion to help healthcare organizations modernize operations through the acquisition and wide-spread use of HIT. While Cerner does not expect an immediate boost from these HIT provisions, the longer-term potential could be significant. Our large footprint in hospitals and physician practices, together with our proven ability to deliver value, positions us well to benefit from these incentives. Additionally, the Act is expected to provide states with badly needed Medicaid dollars, which should help improve the financial health of hospitals and potentially free them to make HIT investments.
It is also important to note that most other countries are also grappling with increasing healthcare spending, safety concerns and inefficient care, a fact that creates a favorable international market for HIT solutions and related services.
In summary, while the current economic environment has impacted our business, we believe the fundamental value proposition of HIT remains intact. And the HIT industry will likely benefit from the increased recognition by healthcare providers and governments that HIT contributes to safer and more efficient healthcare.
Cerner Vision
Cerner’s vision has evolved from a fundamental thought: Healthcare should revolve around the individual, not the encounter. This concept led to Cerner’s vision of a Community Health Model and the creation of the unified Cerner Millennium architecture, the Company’s person-centric, enterprise-wide solution framework. The Community Health Model encompasses four steps:
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
As our vision evolves, Cerner expects medicine will become increasingly personalized and technology more accessible. As such, we are creating new solutions for large user communities, including strategies to:
•	Connect all stakeholders in the healthcare system, including payers (employers and governments), providers and consumers

•	Remove clinical, financial and administrative friction

•	Create a secure, transparent and open network for data sharing to improve disease management and facilitate personalized medicine

Achieving this vision will require continued leverage of the Cerner Millennium architecture and ongoing expansion of our solutions and services, as discussed below.
Cerner Strategy and Execution
The Company’s business strategies are anchored by our industry-leading solution and device architectures, the breadth and depth of our solutions and services, and, most importantly, the success of our clients.
Leveraging these strengths, Cerner is working to increase market penetration in both the domestic and global markets by: developing and cross-selling innovative solutions, devices and services to existing and new clients; offering physician practices high-value solutions with low up-front and recurring costs; using clinical databases to help pharmaceutical companies monitor safety and speed drug approval; reducing healthcare friction for employers and connecting healthcare and medical devices.
Examples of these strategies include:
•	Health plan TPA services; and employer-based, primary care clinics and other innovative solutions (HealtheSM employer services)

•	Healthcare device innovation, including Cerner’s CareAware device connectivity platform and RxStation™ medication dispensing devices

•	A consulting practice that works with clients to discover relationships among healthcare processes and outcomes (Millennium Lighthouse® clinical process optimization)

•	Solutions and services that leverage the clinical data captured in the digital healthcare environment to help discern relationships between pharmaceutical therapies and resulting clinical outcomes (Health Facts®)

•	A low-cost, high-value suite of remote-hosted offerings for physician practices’ clinical and revenue cycle needs (PowerWorks®)

•	Technology that enables clients to import audio, video and still images into electronic medical records (Cerner Imaging)
As we work to improve these solutions, devices and services, we remain focused on making implementations more efficient and predictable. Our goal is to reduce the total cost of ownership for our clients. By automating the implementation and management of the Cerner Millennium platform through Bedrock®, together with our best-practice implementation approach, MethodM®, we can reduce the total hours of effort needed to implement a system while also making the outcome more predictable. We also can reduce the upfront hardware costs and ongoing technology risks through our remote-hosted, managed services offering, CernerWorks. ™
Additionally, we offer a surveillance system called the Lights On Network™ that identifies system performance issues in real time and has the ability to predict issues that could create system vulnerability. With more than 300 participating clients, Lights On has become an evidence-based network that enhances system performance and allows our clients to maximize the value they gain from our systems.
Through these strategies above and our ongoing focus on improving our clients’ experience, we aim to deliver the optimal client experience, nurturing important relationships with existing clients and creating opportunities to establish new ones.
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

We commit significant resources to developing new health information system solutions. As of January 3, 2009, approximately 2,300 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions and RxStation medication dispensing devices were approximately $291,368,000, $283,086,000, and $262,163,000 during the 2008, 2007, and 2006 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.
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
Our executive marketing management is located in our North Kansas City, Missouri headquarters, while our client representatives are deployed across the United States and globally. In addition to the U.S., the Company, through subsidiaries and joint ventures, has sales associates and/or offices in Australia, Canada, England, France, Germany, China (Hong Kong), India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates. Cerner’s consolidated revenues include non-U.S. sales of $368,518,000, $290,677,000, and $207,367,000 for the 2008, 2007, and 2006 fiscal years, respectively.
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

Backlog
At January 3, 2009, Cerner had a contract backlog of approximately $2,907,762,000 as compared to approximately $2,712,195,000 at December 29, 2007. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At January 3, 2009, the Company had approximately $141,014,000 of contracts receivable compared to $129,604,000 at the end of 2007, which represents revenues recognized but not yet billable under the terms of the contract. At January 3, 2009, Cerner had a software support and maintenance backlog of approximately $580,915,000 as compared to approximately $541,095,000 at December 29, 2007. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. The Company estimates that approximately 38 percent of the aggregate backlog at January 3, 2009 of $3,488,677,000 will be recognized as revenue during 2009.
Competition
The market for HIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal existing competitors in the healthcare solutions and services market include: Computer Programs and Systems, Inc., Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Corporation (an IBA Health Group Company), McKesson Corporation, Medical Information Technology, Inc. (“Meditech”), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services. Other competitors focus on only a portion of the market that Cerner addresses. For example, competitors such as Capgemini, Computer Sciences Corp., Deloitte LLP, IBM Corporation and Perot Systems offer HIT services that compete directly with our consulting services. Allscripts-Misys Healthcare Solutions, Inc., athenahealth, Inc., eClinicalWorks, Inc., Emdeon Corporation and Quality Systems, Inc. offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market. We view our principal competitors in the healthcare device market to include: Cardinal Health, Inc., McKesson Corporation, Omnicell, Inc. and Royal Philips Electronics; and we view our principal competitors in the healthcare transactions market to include: Accenture, Emdeon Corporation, McKesson Corporation, ProxyMed, Inc. (d/b/a MedAvant Healthcare Solutions) and The TriZetto Group, Inc., with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. The pace of change in the HIT market is rapid and there are frequent new software solutions, devices or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices.
Number of Employees (“Associates”)
As of January 3, 2009, the Company employed approximately 7,500 associates worldwide.
Operating Segments
Information about the Company’s operating segments may be found in Note 14 to the financial statements.
Geographic Areas
Information about the Company’s geographic areas may be found in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations below and in Note 14 to the financial statements.
Item 1A. Risk Factors
Risks Related to Cerner Corporation

We may be subject to product-related liabilities. Many of our software solutions, healthcare devices or services (including life sciences/research services) provide data for use by healthcare providers in providing care to patients. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, result in revenues loss, create potential liabilities for our clients and us and increase insurance and other operational costs.
We may be subject to claims for system errors and warranties. Our software solutions and healthcare devices, particularly the Cerner Millennium versions, are very complex. Our software solutions and healthcare devices may contain coding or other errors, especially when first introduced. We have discovered errors in our software solutions and healthcare devices after their introduction. Our software solutions and healthcare devices are intended for use in collecting and displaying clinical information used in the diagnosis and treatment of patients. Therefore, users of our software solutions and healthcare devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Failure of a client’s Cerner software solutions and/or healthcare devices to meet these warranties could constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. However, complete failure of all generators, impairment of all telecommunications lines, damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.
Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of U.S. and global patents, but currently have a limited number of issued patents. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property.
In addition, we are routinely involved in intellectual property infringement or misappropriation claims and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HIT market increases, the functionality of our software solutions and services expands, and we enter new markets such as healthcare device innovation, healthcare transactions and life sciences. These claims, even if not meritorious, are expensive to defend. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license and/or cease using, selling, licensing, implementing and supporting the solutions, devices and services that violate the intellectual property rights.
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
Non-U.S. operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:
•	Greater difficulty in collecting accounts receivable and longer collection periods

•	Difficulties and costs of staffing and managing non-U.S. operations

•	The impact of global economic conditions

•	Unfavorable or changing foreign currency exchange rates

•	Legal compliance costs and/or business risks associated with our global operations where local laws and customs differ from those in the U.S.

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Inability to obtain necessary financing on reasonable terms to adequately support non-U.S. operations and expansion

•	Potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner.

•	Different or additional functionality requirements

•	Trade protection measures

•	Export control regulations

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Labor disruptions that may occur in a country

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation under Market Risk. Further, our financial results from non-U.S. operations may be negatively affected if we fail to execute or improperly hedge our exposure to currency fluctuations.
Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HIT, healthcare devices, healthcare transactions and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our non-U.S. personnel needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.
We rely significantly on third party suppliers. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services, some of which are critical to the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM Websphere technologies for portions of the operational abilities of our Millennium solutions. Our remote hosting business also relies on a single or a limited number of suppliers for certain functions of this business, such as Oracle database technologies, CITRIX technologies and CISCO network technologies.
Most of the software licenses we have expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third party software licenses are non-exclusive; therefore, our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us.
If any of the third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices or terminate our licenses or supply contracts, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales of solutions, devices and services.
We intend to continue strategic business acquisitions, which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt and/or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.
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
The healthcare industry is highly regulated at the local, state and federal level. We are subject to a significant and wide-ranging number of regulations both within the U.S. and elsewhere, such as, regulations in the areas of: healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards.
Healthcare Fraud. Federal and state governments continue to increase their scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to sanctions or liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the Department of Health and Human Services announced regulations by CMS related to “E-Prescribing and the Prescription Drug Program” (“E-Prescribing Regulations”). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. The final regulations adopted two standards effective January 2006. A second and final set of additional e-prescribing transaction standards was published on April 2, 2008 and become effective on April 1, 2009. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.
Claims Transmissions. Certain of our solutions assist our clients in submitting claims to payers, which claims are governed by federal and state laws. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations.
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
There have been nine FDA inspections at various Cerner sites since 1998. Inspections conducted at our world headquarters in 1999 and our prior Houston, Texas facility in 2002 each resulted in the issuance of an FDA Form 483 that we responded to promptly. The FDA has taken no further action with respect to either of the Form 483s that were issued in 1999 and 2002. The remaining seven FDA inspections, including inspections at our world headquarters in 2006 and 2007, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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
HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, were required to comply with the privacy standards by April 2003, the transaction regulations by October 2003 and the security regulations by April 2005. As a business associate of our clients who are covered entities, we, in most instances, must also ensure compliance with the HIPAA regulations as it pertains to our clients.
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

Interoperability Standards. Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices.
We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for healthcare information systems, healthcare devices, healthcare transactions and life sciences consulting services are intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs and loss of, or delay in, market acceptance.
Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 Competition.
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
Risks Related to Our Stock
The ongoing adverse financial market environment and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition. Our operating results may be impacted by the health of the global economy. Adverse economic conditions may cause a slowdown or decline in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and recession) that cause a slowdown or decline in client spending. Further, the ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

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
Revenue recognized in any quarter may depend upon our and our clients’ abilities to meet project milestones. Delays in meeting these milestone conditions or modification of the project plan could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.
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
In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include provisions that: provide for a classified board of directors, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.
Factors that May Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 2. Properties
World Headquarters
Our world headquarters offices are located in a Company-owned office park in North Kansas City, Missouri, containing approximately 992,877 gross square feet of useable space (the “Campus”), inclusive of the new data center and clinic buildings described below. As of January 3, 2009, we were using all of the useable space for our U.S. corporate headquarters operations.
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
Other Properties
In February 2007, we entered into a long-term lease for 480,700 gross square feet of property located in Kansas City, Missouri. This office space, known as the Innovation Campus, houses associates from our intellectual property organizations. In April and August 2007, additional space was added to this lease so that the Innovation Campus now consists of 791,940 square feet, including the daycare facility listed below.
In July 2007, we entered into a lease for 36,800 gross square feet of property located in Kansas City, Missouri, near the Innovation Campus, which is the home for our Innovation Kids Learning Center, providing on-site daycare for Cerner associate families.
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
As of the end of February 2009, the Company leased office space in: Beverly Hills and Garden Grove, California; Denver, Colorado; Overland Park, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Kansas City, Missouri; Beaverton, Oregon; Blue Bell, Pennsylvania; and Vienna, Virginia. The Company operates one of its data centers in leased space in Lee’s Summit, Missouri. Globally, the Company also leases office space in: Brisbane, Sydney and Melbourne, Australia; London-Ontario, Canada; Hong Kong, China; London, England; Paris, France; Herzogenrath and Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Ngee Ann City, Singapore; Barcelona and Madrid, Spain; and, Abu Dhabi and Dubai, United Arab Emirates.
In 2008, our Birmingham, Alabama; Bel Air, Maryland; Charlotte, North Carolina; and Brussels, Belgium and Slough, England offices were closed as we relocated many associates and/or the necessary business functions to other Company offices.
Item 3. Legal Proceedings
We have no material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 3, 2009.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2008 and 2007 as reported by The Nasdaq Stock Market®.

	2008			2007
	High	Low	Last	High	Low	Last
First Quarter	$59.59	$38.40	$38.40	$56.25	$44.11	$54.45
Second Quarter	48.17	37.28	45.70	60.43	52.20	55.47
Third Quarter	49.34	43.21	47.32	66.17	52.32	59.81
Fourth Quarter	45.08	31.58	39.18	65.92	53.50	57.58
At February 20, 2009, there were approximately 1,145 owners of record. To date, the Company has paid no cash dividends and it does not intend to pay cash dividends in the foreseeable future. Management believes it is in the shareholders’ best interest for the Company to reinvest funds in the operation of the business.
(c) In March 2008, the Company’s Board of Directors authorized a stock repurchase program for $45 million of our Common Stock. The stock repurchase activity for the quarter ended January 3, 2009 is as follows:
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plan

September 28 - October 25, 2008	265,000	$33.21	265,000	$31,751,000

October 26 - November 22, 2008	425,000	$34.68	425,000	$16,998,000

November 23, 2008 - January 3, 2009	—	—	—	$16,998,000

Total:	690,000	$34.11	690,000	$16,998,000

These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

Item 6. Selected Financial Data

	2008	2007	2006	2005	2004
(In thousands, except per share data)	(1)(2)	(1)(3)(4)(5)	(1)(6)	(7)(8)	(9)(10)
Statement of Earnings Data:
Revenues	$1,676,028	$1,519,877	$1,378,038	$1,160,785	$926,356
Operating earnings	278,885	204,083	166,167	140,436	111,464
Earnings before income taxes	281,431	203,967	167,544	135,244	107,920
Net earnings	188,658	127,125	109,891	86,251	64,648

Earnings per share:
Basic	2.34	1.60	1.41	1.16	0.90
Diluted	2.26	1.53	1.34	1.10	0.86

Weighted average shares outstanding:
Basic	80,549	79,395	77,691	74,144	72,174
Diluted	83,435	83,218	81,723	78,090	75,142

Balance Sheet Data:
Working capital	$517,650	$530,441	$444,656	$391,541	$310,229
Total assets	1,880,988	1,689,956	1,496,433	1,303,629	982,265
Long-term debt, excluding current installments	111,370	177,606	187,391	194,265	108,804
Shareholders’ equity	1,311,009	1,132,428	922,294	760,533	597,485

(1)	Includes share-based compensation expense recognized in accordance with Statement of Financial Accounting Standards No. 123R. The impact of including this expense is a $9.5 million decrease, net of $5.6 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.11 in 2008, a $10.2 million decrease, net of $6.0 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.12 in 2007 and a $11.7 million decrease, net of $7.3 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.14 in 2006.

(2)	Includes expense related to a settlement with a third party provider of software related to the use of the third party’s software in the Company’s remote hosting business. The settlement included compensation for the use of the software for periods prior to 2008 as well as compensation for licenses of the software for future use for existing and additional clients through January 2009. Of the total settlement amount, the Company determined that $5.0 million should have been recorded in prior periods, primarily 2005 through 2007. Based on this valuation, 2008 results include an increase of $8.0 million sales and client service expense, a decrease of $5.0 million to net earnings, and a decrease of $.06 to diluted earnings per share that are attributable to prior periods.

(3)	Includes a research and development write-off related to the RxStation medication dispensing devices. In connection with production and delivery of the RxStation medication dispensing devices, the Company reviewed the accounting treatment for the RxStation line of devices and determined that $8.6 million of research and development activities for the RxStation medication dispensing devices that should have been expensed was incorrectly capitalized. The impact of this charge is a $5.4 million decrease, net of $3.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.06 in the year ended December 29, 2007. $2.1 million of this $5.4 million after tax amount recorded in 2007 related to periods prior to 2007.

(4)	Includes a $3.1 million tax benefit recorded in 2007 related to periods prior to 2007. The tax benefit relates to the over-expensing of state income taxes, which resulted in an increase to diluted earnings per share of $.04 in the year ended December 29, 2007.

(5)	Includes an adjustment to correct the amounts previously reported for the second quarter of 2007 for a previously disclosed out-of-period tax item relating to foreign net operating losses. The effect of this adjustment increases tax expense for the year ended December 29, 2007, by $4.2 million and increases January 1, 2005 retained earnings (Shareholders’ Equity) by the same amount.

(6)	Includes a tax benefit of $2.0 million for adjustments relating to prior periods. This results in an increase to diluted earnings per share of $.02.

(7)	Includes a tax benefit of $4.8 million relating to the carry-back of a capital loss generated by the sale of Zynx Health Incorporated (“Zynx”) in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $.06 for 2005.

(8)	Includes a charge for the write-off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.05 for 2005.

(9)	Includes a gain on the sale of Zynx. The impact of this gain is a $3.0 million increase in net earnings and increase to diluted earnings per share of $.04 for 2004.

(10)	Includes a charge for vacation accrual of $3.3 million included in general and administrative. The impact of this charge is a $2.1 million decrease, net of $1.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $.03 for 2004.
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
Cerner’s fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 15% or more. This growth has also created a very strategic client base of more than 6,000 hospital, health system, physician practice, clinic, laboratory and pharmacy clients around the world. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current HIT partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAware healthcare device architecture and devices, Healthe employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we expect continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
Beyond our strategy for driving revenue growth, Cerner is also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by continuing to grow revenue while also leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:

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
We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures. While 2007 was a year of heavy capital investment because of investments in a new data center to support our rapidly growing hosting business and purchasing new buildings to accommodate growth in our associate base, capital spending decreased in 2008 and we expect capital spending in 2009 to remain at levels below our 2007 spending.
Results Overview
In a challenging economic environment, we continued to execute on our core strategies to drive revenue growth, expand operating margins, grow earnings and generate good cash flow in 2008. The 2008 results included strong levels of earnings, and cash flow and solid new business bookings. New business bookings revenue in 2008, which reflects the value of executed contracts for software, hardware, professional services and managed services (hosting of software in the Company’s data center) was $1.54 billion, which is an increase of 2% when compared to $1.51 billion in 2007. The 2007 bookings exclude bookings related to the Company’s participation in the National Health Services (NHS) initiative to automate clinical processes and digitize medical records in England in the amount of $97.8 million. Revenues for 2008 increased 10% to $1.68 billion compared to $1.52 billion in 2007, driven primarily by an increase in support, maintenance and services revenues. 2008 revenues and margin include a cumulative catch-up adjustment recognized in the fourth quarter, in the amount of $28,640,000, resulting from a significant change in an accounting estimate related to the Company’s contract in London as part of the NHS initiative to automate clinical processes and digitize medical records in England.
The 2008 net earnings increased 48% to $188.7 million compared to $127.1 million in 2007. Diluted earnings per share increased 48% to $2.26 compared to $1.53 in 2007. The 2008 and 2007 net earnings and diluted earnings per share reflect the impact of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the expensing of stock options. The effect of accounting under SFAS 123R reduced the 2008 net earnings and diluted earnings per share by $9.5 million and $0.11, and the 2007 earnings and diluted earnings per share by $10.2 million and $0.12, respectively. 2008 net earnings also include the catch-up of margin adjustment related to the Company’s contract in London. The after tax effect of this catch up increased 2008 net earnings and diluted earnings per share by $20,600,000 and $0.24, respectively. In addition to the benefit from the catch-up adjustment, the growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, particularly expanding the profitability of support and maintenance revenue, leveraging R&D investments, and controlling sales, general, and administrative expenses. Our 2008 operating margin was 17%, and would have been 15% without the catch-up adjustment, compared to 13% in 2007, and we remain on target to achieve our long term goal of 20% operating margins.
We had cash collections of receivables of $1.73 billion in 2008 compared to $1.65 billion in 2007, with the increase driven by increased billings. Days sales outstanding increased to 92 days for the quarter ended January 3, 2009 compared to 90 days for the quarter ended December 29, 2007. Operating cash flows for 2008 were $281.8 million compared to $274.6 million in 2007.
This year also included progress on our strategic initiatives that, while not yet material to our current results, are an important part of our longer-term growth strategy. For example, we had several sales and implementations of our CareAware MDBus™ healthcare device connectivity solution that allows medical devices to be connected to an electronic medical record through a USB-like connection. We also made progress with our employer-focused initiatives, with our first health center client, Cisco Systems, opening their LifeConnections Health Center in November 2008. This is a fully-automated employee-based health center based on Cerner’s own successful on-campus model that has led to improvements in quality, efficiency, and access to care for Cerner’s associates and their dependents.
The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2008 consisted of 53 weeks and fiscal years 2007 and 2006 consisted of 52 weeks each.
Healthcare Information Technology Market Outlook
We have provided a detailed assessment of the healthcare information technology market under Part I, Item 1, The Healthcare and Healthcare IT Industry.
Results of Operations
Year Ended January 3, 2009, Compared to Year Ended December 29, 2007
Revenues increased 10% to $1,676,028,000 in 2008, compared with $1,519,877,000 in 2007. The revenue composition for 2008 was $522,373,000 in system sales, $472,579,000 in support and maintenance, $643,317,000 in services and $37,759,000 in reimbursed travel. The Company’s net earnings increased 48% to $188,658,000 in 2008 from $127,125,000 in 2007. The effects of SFAS No. 123R, which requires the expensing of stock options, decreased net earnings in 2008 and 2007 by $9,503,000, net of $5,641,000 tax benefit and $10,159,000, net of $6,030,000 tax benefit, respectively.
As discussed in the results overview and more fully described in the Operations by Segment, 2008 revenues and margin included a cumulative catch-up adjustment recognized in the fourth quarter, in the amount of $28,640,000, resulting from a significant change in accounting estimate related to the Company’s contract in London. The majority of the catch-up adjustment revenue was included in support, maintenance and services.
•	System sales revenues increased 4% to $522,373,000 in 2008 from $500,319,000 in 2007. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The increase in system sales was driven by growth in licensed software, sublicensed software, and subscriptions.

•	Support, maintenance and services revenues increased 14% to $1,115,896,000 in 2008 from $982,780,000 in 2007. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. A summary of the Company’s support, maintenance and services revenues in 2008 and 2007 is as follows:

(In thousands)	2008	2007

Support and maintenance revenues	$472,579	$397,713
Services revenue	643,317	585,067

Total support, maintenance, and services revenues	$1,115,896	$982,780

The $58,250,000, or 10%, increase in services revenue was primarily attributable to growth in CernerWorks managed services. The $74,866,000, or 19%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 7% in 2008 compared to 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178,000,000 as a result of the contract withdrawal by the prime contractor in the southern region of England. A summary of the Company’s total backlog for 2008 and 2007 follows:

(In thousands)	2008	2007

Contract backlog	$2,907,762	$2,712,195
Support and maintenance backlog	580,915	541,095

Total backlog	$3,488,677	$3,253,290

The cost of revenues was 18% of total revenues in both 2008 and 2007. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Total operating expenses, excluding cost of revenues, increased 6% to $1,101,080,000 in 2008 from $1,035,684,000 in 2007. Accounting pursuant to SFAS 123(R), which results in the expensing of share-based compensation, impacted expenses in 2008 and 2007 as indicated below:

(In thousands)	2008	2007

Sales and client service expenses	$7,750	$9,518
Software development expense	3,232	3,032
General and administrative expenses	4,162	3,639

Total stock-based compensation expense	$15,144	$16,189

•	Sales and client service expenses as a percent of total revenues were 43% in both 2008 and 2007. These expenses increased 9% to $715,512,000 in 2008, from $657,956,000 in 2007. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business, including $8,014,000 of expense recorded in the second quarter of 2008 for a settlement with a third party provider of software related to the use of the third party’s software in this business.

•	Total expense for software development in 2008 increased 1% to $272,519,000, from $270,576,000 in 2007. Expenditures for software development in 2008 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new initiatives, such as RxStation medication dispensing devices. Included in 2007 software development expense is $8.6 million of research and development activities for the RxStation medical dispensing device. $3.4 million of this amount recorded in 2007 is related to periods prior to 2007. A summary of the Company’s total software development expense in 2008 and 2007 is as follows:

(In thousands)	2008	2007

Software development costs	$291,368	$283,086
Capitalized software costs	(69,039)	(64,789)
Capitalized costs related to share-based payments	(942)	(1,196)
Amortization of capitalized software costs	51,132	53,475

Total software development expense	$272,519	$270,576

•	General and administrative expenses as a percent of total revenues were 7% in 2008 and 2007. These expenses increased 6% to $113,049,000 in 2008 from $107,152,000 in 2007. This increase was due primarily to the growth of the Company’s core business and increased presence in the global market. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. The Company recorded a net transaction gain on foreign currency of $9,858,000 and $3,691,000 in 2008 and 2007, respectively.
Net interest income was $3,056,000 in 2008, compared with net interest income of $1,269,000 in 2007. Interest income increased to $13,604,000 in 2008 from $13,206,000 in 2007, due primarily to higher returns received from our investments in auction rate securities. Interest expense decreased to $10,548,000 in 2008 from $11,937,000 in 2007, due primarily to a reduction in long-term debt.
Other expense was $510,000 in 2008, compared to other expense of $1,385,000 in 2007. As a result of the Company entering into a settlement agreement with an investment firm relating to auction rate securities, Other expense in 2008 includes the recognition of a gain of $19,860,000 for a put-like feature. This gain was offset by the recognition of an other-than-temporary impairment loss recorded on the Company’s auction rate securities due to a reclassification of these securities from available-for-sale to trading.
The Company’s effective tax rate was 33% and 38% in 2008 and 2007, respectively. This decrease is primarily due to a higher than normal rate in 2007. The increase in the effective rate in 2007 was primarily due to recognition of a valuation allowance in the third quarter of 2007 on certain of the Company’s foreign tax loss carryforwards. Such additional tax expense in 2007 was partially offset by a tax benefit for adjustments relating to prior periods. The tax rate for 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates.
During the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $7,982,000. The 2007 valuation allowance was used in 2008 to offset a reduction in the operating loss carry-forward for the non-U.S. jurisdiction.
Tax expense for 2007 and 2008 include benefits of approximately $3,125,000 and $2,879,000, respectively, for corrections relating to prior periods.
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the years ended 2008 and 2007:

	Operating Segments
2008	Domestic	Global	Other	Total
(In thousands)
Revenues	$1,307,510	$368,518	$—	$1,676,028

Cost of revenues	225,955	70,108	—	296,063
Operating expenses	361,213	150,729	589,138	1,101,080

Total costs and expenses	587,168	220,837	589,138	1,397,143

Operating earnings (loss)	$720,342	$147,681	$(589,138)	$278,885

	Operating Segments
2007	Domestic	Global	Other	Total
(In thousands)
Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings (loss)	$675,156	$85,955	$(557,028)	$204,083

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures associated with business activity in the United States.
Operating earnings increased 7% to $720,342,000 in 2008 from $675,156,000 in 2007.
•	Revenues increased 7% to $1,307,510,000 in 2008 from $1,227,434,000 in 2007. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 17% and 18% in 2008 and 2007, respectively. The decline was driven primarily by a lower level of hardware sales.

•	Operating expenses increased 9% for 2008, compared to 2007, due primarily to growth in managed services.
Global Segment
The Company’s Global segment in 2008 and 2007 includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.
Operating earnings increased 72% to $147,681,000 in 2008 from $85,955,000 in 2007.
Revenues increased 27% to $368,518,000 in 2008 from $290,677,000 in 2007. This increase was primarily driven by an increase in sales in Europe and the Middle East. Global revenue includes work related to the Company’s participation in the NHS initiative to automate clinical processes and digitize medical records in England. Prior to 2008, the revenues related to this effort were accounted for using a zero margin approach of applying percentage of completion accounting resulting from the Company’s inability to accurately estimate the work effort required to complete the project as well as the determination of fair value for the support services and other elements which would not be accounted for in accordance with the percentage of completion accounting methodology. London is one of two regions in England in which the Company is participating. As it relates to the London arrangement, during 2008 the Company established fair value of the undelivered elements of the arrangement that are not subject to percentage of completion accounting. Also, during the fourth quarter of 2008 the Company realized a significant milestone in London which significantly enhances the Company’s ability to make reliable estimates of the work effort for the remainder of the contract. These events, combined with our experience since the contract signed in 2006 and our experience in the Southern region of England, allowed the Company to conclude that reasonably dependable estimates of work effort could be produced and allow for margin recognition. As a result, the Company’s fourth quarter 2008 revenues included a cumulative catch-up adjustment, resulting from the significant change in accounting estimate, in the amount of $28,640,000 which represents the margin on the contract which had been previously deferred as a result of the zero margin approach of applying percentage of completion accounting. The remaining margin attributed to the services subject to SOP 81-1 will be recognized over the remaining service period until the services are complete and amounts allocated to the other support services subject to SOP 97-2 will be recognized over the relevant support periods. The contract expires in 2014.
The other region in England the Company is participating in is the Southern region. During the second quarter of 2008, the contract with Fujitsu, the prime contractor in the Southern region of England, was terminated which had the effect of automatically terminating the Company’s subcontract for the project. A transition services agreement was signed during the third quarter of 2008 that provides for ongoing services for the Trusts that already have live systems for which margin was recognized. No formal timeline has been set for addressing the implementations at the remaining Trusts, but the Company currently expects to play an ongoing role in this region. Margin recognized in 2008 was not significant.
•	Cost of revenues was 19% and 18% in 2008 and 2007, respectively. The higher cost of revenues was driven by a higher mix of hardware revenues in 2008.

•	Operating expenses for the year ended January 3, 2009 decreased less than 1%, compared to the year ended December 29, 2007.
Other Segment
The Company’s Other segment includes revenues and expenses which are not tracked by geographic segment. Operating losses increased 6% to $589,138,000 in 2008 from $557,028,000 in 2007. This increase was primarily due to increased research and development and general and administrative spending and a settlement with a third party supplier in the second quarter of 2008 related to the prior period usage of their software in the Company’s remote hosting business. The third party supplier settlement increased Other segment expense by $8,014,000 in the second quarter of 2008.
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

The $92,239,000, or 19%, increase in services revenue was attributable to growth in CernerWorks managed services and increased professional services utilization rates. The $57,297,000, or 17%, increase in support and maintenance revenues was attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees.
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

The cost of revenues was 18% of total revenues in 2007 and 21% in 2006. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The decline in cost of revenues as a percent of revenue was primarily associated with lower commissions and third party costs on licensed software sales and a higher mix of support, maintenance and services revenues, which have a lower cost of revenue.
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

During the second quarter of 2007, the Company determined that due to a change in circumstances in the quarter, it is more likely than not that certain tax operating loss carry- forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $7,982,000.
Tax expense for 2007 and 2006 includes benefits of approximately $3,125,000 and $1,994,000, respectively for adjustments to correct certain tax items relating to prior periods.
Operations by Segment
The Company has two operating segments, Domestic and Global.
The following table presents a summary of the operating information for the years ended 2007 and
2006:

	Operating Segments
2007	Domestic	Global	Other	Total
(In thousands)
Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings (loss)	$675,156	$85,955	$(557,028)	$204,083

	Operating Segments
2006	Domestic	Global	Other	Total
(In thousands)
Revenues	$1,166,662	$207,367	$4,009	$1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings (loss)	$607,003	$60,572	$(501,408)	$166,167

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures associated with business activity in the United States.
Operating earnings increased 11% to $675,156,000 in 2007 from $607,003,000 in 2006.
•	Revenues increased 5% to $1,227,434,000 in 2007 from $1,166,662,000 in 2006. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 18% and 22% in 2007 and 2006, respectively. The decline was driven primarily by lower commissions and third party costs on licensed software sales, lower hardware sales, and a higher mix of support, maintenance and services revenues, which have a lower cost of revenue.

•	Operating expenses increased 7% for the year ended December 29, 2007, as compared to the year ended December 30, 2006, due primarily to growth in managed services.
Global Segment
The Company’s Global segment in 2007 and 2006 includes revenue contributions and expenditures linked to business activity in Australia, Austria, Belgium, Canada, Cayman Islands, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.
Operating earnings increased 42% to $85,955,000 in 2007 from $60,572,000 in 2006.
•	Revenues increased 40% to $290,677,000 in 2007 from $207,367,000 in 2006. Approximately one third of this increase was driven by an increase in revenue from the Company’s participation in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. The increase in global revenue was also driven by growth in several other countries, including Malaysia, Australia, Egypt, France, Spain and the United Arab Emirates. Revenue related to the NHS initiative that was being accounted for at zero margin totaled $96,000,000 and $71,000,000 for the 2007 and 2006 fiscal years, respectively. These revenues did not affect operating earnings as the Company was accounting for them at zero-margin using a zero margin approach of applying percentage of completion accounting until either the software customization and development services are completed or the Company is able to determine fair value for the support services.

•	Cost of revenues was 18% and 19% in 2007 and 2006, respectively. The lower cost of revenues was driven by a slightly higher mix of support, maintenance and services revenues, which have a lower cost of revenue.

•	Operating expenses for the year ended December 29, 2007 increased 41%, compared to the year ended December 30, 2006, primarily due to hiring personnel for the projects in England and supporting growth in other global regions.
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
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. The majority of the Company’s cash and cash equivalents consist of money market funds. At January 3, 2009 the Company had cash and cash equivalents of $270,494,000, short-term investments of $38,400,000 and working capital of $517,650,000 compared to cash and cash equivalents of $182,914,000, short-term investments of $161,600,000 and working capital of $530,441,000 at December 29, 2007.
At January 3, 2009, more than 10 percent of total net receivables represent accounts receivable and contracts receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008 when Fujitsu withdrew from the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England. The Company expects to collect these receivables in full based on the terms of the contract.

At January 3, 2009, the Company held auction rate securities with a par value of $105,300,000 and an estimated fair value of $85,440,000. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by Cerner. These conditions persisted through the remainder of 2008 and into 2009. In November 2008, the Company entered into a settlement agreement with the investment firm that sold the Company its auction rate securities. Under the terms of the settlement agreement the Company received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The right to redeem the securities is being treated similar to a put option, which the Company has elected to measure under the fair value option of Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities". The Company’s valuation model resulted in a pre-tax, estimated value of $19,860,000 for the value of the put-like settlement feature, which such gain was recognized through other income.
Concurrently with the recognition of the put-like feature, the Company transferred the auction rate securities from available-for-sale to trading securities. As a result of the transfer, the Company recognized a pre-tax, other than temporary impairment loss of approximately $19,860,000 in other income. The recording of the put-like feature and the recognition of the other than temporary impairment loss on the securities resulted in no impact to the Consolidated Statements of Operating Earnings for the year ended January 3, 2009. The Company anticipates that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Earnings. For a more detailed discussion of the auction rate securities situation, please refer to Note (7) to the consolidated financial statements. Cerner does not expect the auction failures to impact the Company’s ability to fund its working capital needs, capital expenditures or other business requirements.
Cash Flows from Operating Activities
The Company generated cash of $281,802,000, $274,565,000, and $232,718,000 from operations in 2008, 2007, and 2006, respectively. Cash flow from operations increased in 2008 due primarily to the increase in net earnings which was partially offset by changes in working capital. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months to seven years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we do have a standard business practice of using extended payment term arrangements and have a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings and economics without granting concessions. Accordingly, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contract. During 2008, 2007, and 2006, the Company received total client cash collections of $1,729,526,000, $1,646,584,000, and $1,457,603,000, respectively, of which approximately 5%, 5%, and 7% were received from third party client financing arrangements and non-recourse payment assignments, respectively. The days sales outstanding increased to 92 days for the quarter ended January 3, 2009 compared to 90 days for the quarter ended December 29, 2007. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 19% in 2008 and 17% in 2007, and the Company expects these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash Flows from Investing Activities
Cash used in investing activities in 2008 consisted primarily of capital purchases of $108,099,000, which includes $89,904,000 of capital equipment and $18,195,000 of land, buildings and improvements. Capitalized software development costs were $70,098,000 in 2008. Payments aggregating $5,719,000 were made during 2008 for an acquisition of a business and an earnout payment related to a 2005 acquisition. Cash received from short-term investments, net of purchases was $17,510,000 in 2008. Cash used in investing activities in 2007 consisted primarily of capital purchases of $180,723,000, which includes $105,678,000 of capital equipment and $75,045,000 of land, buildings and improvements. Capitalized software development costs were $66,063,000 and the acquisition of businesses totaled $24,061,000. Cash paid for short-term investments, net of sales and maturities, was $13,277,000 in 2007.
In the second quarter of 2007, the Company completed the construction of a new data center on its World Headquarters campus in North Kansas City, Missouri. The Company spent approximately $61,203,000 on this construction project. Of this amount, approximately $26,858,000 was spent in 2007, with the remainder being spent in prior years.
Cash Flows from Financing Activities
The Company’s 2008 financing activities consisted of proceeds from the exercise of options of $15,364,000, the excess tax benefit from share-based compensation of $9,166,000, net repayment of long-term debt of $15,317,000, sales of future receivables of $7,135,000, and purchases of treasury stock of $28,002,000. In 2007, the Company’s financing activities consisted primarily of proceeds from the exercise of options of $29,085,000, the excess tax benefit from share-based compensation of $30,357,000 and repayment of long-term debt of $22,359,000.
In December 2008, the Company had a same-day borrowing of $44,500,000 from its line of credit which was repaid that same day. This was in connection with tax incentives related to the World Headquarters data center and the Innovation Campus. In December 2007, the Company had a one-day borrowing of $40,000,000 from its line of credit which was repaid on the following day. This was in connection with tax incentives related to the World Headquarters data center.
In November 2005, the Company completed a £65,000,000 ($94,556,000 at January 3, 2009) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57% were paid in full by the end of 2008. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006, and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (3.25% at January 3, 2009) or LIBOR (1.41% at January 3, 2009) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. A commitment fee of .2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. At January 3, 2009, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at January 3, 2009.

In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14%, were paid in full by the end of 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s then-existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
The Company believes that its present cash position, together with cash generated from operations, short-term investments and, if necessary, its lines of credit, will be sufficient to meet anticipated cash requirements during 2009.
The following table represents a summary of the Company’s contractual obligations and commercial commitments, excluding interest, as of January 3, 2009, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
Contractual Obligations						2014 and
(In thousands)	2009	2010	2011	2012	2013	thereafter	Total
Long-term debt obligations	$29,925	$24,330	$23,258	$23,258	$13,508	$27,016	$141,295
Capital lease obligations	191	—	—	—	—	—	191
Operating lease obligations	13,442	12,553	11,237	10,686	9,533	32,998	90,449
Purchase obligations	19,787	12,269	5,788	5,802	5,878	—	49,524
Uncertain tax positions	1,457	2,314	3,785	4,884	—	—	12,440

Total	$64,802	$51,466	$44,068	$44,630	$28,919	$60,014	$293,899

The effects of inflation on the Company’s business during 2008, 2007 and 2006 were not significant.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities within the scope of the FSP. The Company adopted SFAS 157 for fair value measurement outside of the scope of FSP No. 157-2 on December 30, 2007. On October 10, 2008, the FASB issued FSP No. FAS 157-3 that clarifies the application of SFAS 157 in a market that is not active. FSP No. 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy. The Company was required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R), which will depend on future acquisition activity, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB No. 51. SFAS 160 guides that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements, and that net income should be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company is currently assessing the impact of adoption of SFAS 160 on its results of operations, which is expected to be immaterial, and its financial position and was required to adopt SFAS 160 as of the first day of the 2009 fiscal year.
In March 2008, the FASB issued Statement of Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about the uses of derivative instruments and hedging activities, how these activities are accounted for, and their respective impact on an entity’s financial position, financial performance, and cash flows. The Company is currently assessing the impact of adoption of SFAS 161 on its results of operations and its financial position, which is expected to be immaterial, and was required to adopt SFAS 161 as of the first day of the 2009 fiscal year.
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
The Company also recognizes revenue for certain projects using the percentage of completion method pursuant to Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company’s revenue recognition is dependent upon the Company’s ability to reliably estimate the direct labor hours to complete a project which in some cases can span several years. The Company utilizes its historical project experience and detailed planning process as a basis for its future estimates to complete current projects. Significant delays in completion of the projects, unforeseen cost increases or penalties could result in significant reductions to revenue and margins on these contracts.
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
Fair Value Measurements
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
At January 3, 2009, the Company held investments in commercial paper along with auction rate securities. Commercial paper consists of short-term corporate debt with maturities of less than three months. All of the commercial paper held at January 3, 2009 was rated P1/A1 or higher. Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Due to the lack of availability of observable market quotes on the Company’s investment portfolio of auction rate securities, the Company utilizes valuation models including those that are based on discounted cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation is subject to uncertainties that are difficult to predict.
A considerable amount of judgment and estimation is applied in the valuation of auction rate securities. In addition, the Company also applies judgment in determining whether the marketable securities are other-than-temporarily impaired. The Company typically considers the severity and duration of the decline, future prospects of the issuer and the Company’s ability and intent to hold the security to recovery.
Goodwill
The Company accounts for its goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment test based on fair value. The Company assesses goodwill for impairment in the second quarter of each fiscal year and evaluates impairment indicators at each quarter end. The Company assessed its goodwill for impairment in the second quarters of 2008 and 2007 and concluded that no goodwill was impaired. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods. Goodwill amounted to $146,666,000 and $143,924,000 at January 3, 2009 and December 29, 2007, respectively. If future, anticipated cash flows from the Company’s reporting units that recognized goodwill do not materialize as expected the Company’s goodwill could be impaired, which could result in significant write-offs.
Income Taxes
In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. Management makes a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdiction in which the Company operates as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions, business structures and future projected profitability of the Company’s businesses based on management’s interpretation of existing facts and circumstances. If these assumptions and estimates were to change as a result of new evidence or changes in circumstances the change in estimate could result in a material adjustment to the consolidated financial statements. The Company adopted FIN 48 effective at the beginning of 2007. The adoption of FIN 48 did not have a material impact on Cerner’s consolidated financial position. See Note 11 to the consolidated financial statements for additional disclosures related to FIN 48.
Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosure contained herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At January 3, 2009, the Company had a £65,000,000 ($94,556,000 at January 3, 2009) note payable outstanding through a private placement with an interest rate of 5.54%. The note is payable in seven equal installments beginning in November 2009. Because the borrowing is denominated in pounds, the Company is exposed to movements in the foreign currency exchange rate between the U.S. dollar and the Great Britain pound. The note was entered into for other than trading purposes. Beginning in 2006, at the beginning of each quarterly period, the Company designated a portion (between £60 million and £63 million during the year) of its debt (£65 million) that is denominated in Great Britain Pounds, to hedge its net investment in a subsidiary in England. During 2007 and 2008 the Company designated all £65 million of its debt that is denominated in Great Britain Pounds.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Notes required by this Item are submitted as a separate part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A
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

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended January 3, 2009, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 3, 2009, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.
Item 9.B. Other Information
N/A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held

May 22, 2009, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 10 by reference.
The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 10 by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof.
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 27, 2009. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions

Neal L. Patterson	59	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	58	Vice Chairman of the Board of Directors

Earl H. Devanny, III	57	President

Marc G. Naughton	53	Senior Vice President and Chief Financial Officer

Michael R. Nill	44	Executive Vice President and Chief Engineering Officer

Jeffrey A. Townsend	45	Executive Vice President

Randy D. Sims	48	Vice President, Chief Legal Officer and Secretary

Julia M. Wilson	46	Senior Vice President and Chief People Officer

Mike Valentine	40	Executive Vice President and General Manager, U.S.
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
Michael R. Nill joined the Company in November, 1996. Since that time he has held several positions in the Technology, Intellectual Property and CernerWorks client hosting organizations. He was promoted to Vice President in January 2000, promoted to Senior Vice President in April 2006 and promoted to Executive Vice President and named Chief Engineering Officer in February 2009.
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
Item 11. Executive Compensation
The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 11 by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Director Independence” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2009 Annual Shareholders’ Meeting scheduled to be held May 22, 2009, and is incorporated in this Item 14 by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - January 3, 2009 and December 29, 2007

Consolidated Statements of Operations - Years Ended January 3, 2009, December 29, 2007, and December 30, 2006

Consolidated Statements of Changes in Equity Years Ended January 3, 2009, December 29, 2007, and December 30, 2006

Consolidated Statements of Cash Flows Years Ended January 3, 2009, December 29, 2007, and December 30, 2006

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended January 3, 2009 are included herein:

Schedule II — Valuation and Qualifying Accounts,

Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	The exhibits required to be filed by this item are set forth below:

Number	Description

3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003 (filed as exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference).

3(b)	Amended and Restated Bylaws, dated September 16, 2008 (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on September 22, 2008 and incorporated herein by reference).

4(a)	Specimen stock certificate (filed as Exhibit 4(a) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference).

Number	Description

4(b)	Amended and Restated Credit Agreement between Cerner Corporation and U.S. Bank N.A., LaSalle Bank National Association, Commerce Bank, N.A. and UMB Bank, N.A., dated November 30, 2006 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on December 6, 2006, and incorporated herein by reference).

4(c)	Cerner Corporation Note Agreement dated April 1, 1999 among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company (filed as Exhibit 4(e) to Registrant’s Form 8-K dated April 23, 1999 and incorporated herein by reference).

4(d)	Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference).

4(e)	Cerner Corporation Note Purchase Agreement dated November 1, 2005 among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers, (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on November 7, 2005 and incorporated herein by reference).

10(a)	Indemnification Agreement Form for use between the Registrant and its Directors (filed as Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference).*

10(b)	Employment Agreement of Earl H. Devanny, III dated August 13, 1999 (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference).*

10(c)	Amendment Number One to Cerner Associate Employment Agreement between Cerner Corporation and E.H. Devanny, III, dated November 1, 2008.*

10(d)	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008. (filed as Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(e)	Amended Stock Option Plan D of Registrant dated December 8, 2000 (filed as Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(f)	Amended Stock Option Plan E of Registrant dated December 8, 2000 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference).*

10(g)	Cerner Corporation 2001 Long-Term Incentive Plan F (filed as Annex I to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(h)	Cerner Corporation 2004 Long-Term Incentive Plan G Amended & Restated dated October 1, 2007. (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(i)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

Number	Description

10(j)	Qualified Performance–Based Compensation Plan dated December 3, 2007 (filed as Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(k)	Form of 2008 Executive Performance Agreement (filed as Exhibit 99.1 to Registrant’s Form 8-K on April 3, 2008 and incorporated herein by reference).*

10(l)	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008. (filed as Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.)*

10(m)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated dated January 1, 2008. (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.)*

10(n)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement (filed as Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(o)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).*

10(p)	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(q)	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement (filed as Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 and incorporated herein by reference).*

10(r)	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate. (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.)*

10(s)	Time Sharing Agreements between the Registrant and Neal L. Patterson and Clifford W. Illig, both dated February 7, 2007 (filed as Exhibits 10.2 and 10.3, respectively, to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).

10(t)	Notice of Change of Aircraft Provided Under Time Sharing Agreements from Registrant to Neal L. Patterson and Clifford W. Illig, both notices dated December 23, 2008.*

10(u)	Aircraft Services Agreement between the Registrant’s wholly owned subsidiary, Rockcreek Aviation, Inc., and PANDI, Inc., dated February 6, 2007 (filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).*

*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Number	Description

31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Dated: March 2, 2009	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	March 2, 2009
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	March 2, 2009
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	March 2, 2009
Marc G. Naughton, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	March 2, 2009
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ John C. Danforth John C. Danforth, Director	March 2, 2009

/s/ Nancy-Ann DeParle Nancy-Ann DeParle, Director	March 2, 2009

/s/ Michael E. Herman Michael E. Herman, Director	March 2, 2009

/s/ William B. Neaves William B. Neaves, Ph.D., Director	March 2, 2009

Signature and Title	Date

/s/ William D. Zollars William D. Zollars, Director	March 2, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the internal control over financial reporting of Cerner Corporation as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cerner Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9.A. Controls and Procedures. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operating earnings, changes in equity, and cash flows for each of the years in the three-year period ended January 3, 2009, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
March 2, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operating earnings, changes in equity, and cash flows for each of the years in the three-year period ended January 3, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
March 2, 2009
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

CONSOLIDATED BALANCE SHEETS
January 3, 2009 and December 29, 2007

(In thousands, except share data)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$270,494	$182,914
Short-term investments	38,400	161,600
Receivables, net	468,928	391,060
Inventory	10,096	10,744
Prepaid expenses and other	69,553	61,878
Deferred income taxes	1,402	10,368

Total current assets	858,873	818,564

Property and equipment, net	483,399	462,839
Software development costs, net	218,811	200,380
Goodwill	146,666	143,924
Intangible assets, net	51,925	46,854
Long-term investments	105,300	—
Other assets	16,014	17,395

Total assets	$1,880,988	$1,689,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$93,667	$79,812
Current installments of long-term debt	30,116	14,260
Deferred revenue	107,554	98,802
Accrued payroll and tax withholdings	67,266	65,011
Other accrued expenses	42,620	30,238

Total current liabilities	341,223	288,123

Long-term debt	111,370	177,606
Deferred income taxes and other liabilities	100,546	68,738
Deferred revenue	15,554	21,775

Minority owners’ equity interest in subsidiary	1,286	1,286

Stockholders’ Equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 81,043,345 shares issued at January 3, 2009 and 80,147,955 issued at December 29, 2007	810	801
Additional paid-in capital	491,080	451,876
Retained earnings	860,098	671,440
Treasury Stock	(28,002)	—
Accumulated other comprehensive income (loss), net	(12,977)	8,311

Total stockholders’ equity	1,311,009	1,132,428

Commitments
Total liabilities and stockholders’ equity	$1,880,988	$1,689,956

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATING EARNINGS
For the years ended January 3, 2009, December 29, 2007, and December 30, 2006

(In thousands, except per share data)	2008	2007	2006

Revenues:
System sales	$522,373	$500,319	$505,743
Support, maintenance and services	1,115,896	982,780	833,244
Reimbursed travel	37,759	36,778	39,051

Total revenues	1,676,028	1,519,877	1,378,038

Costs and expenses:
Cost of system sales	197,150	181,744	194,646
Cost of support, maintenance and services	61,154	61,588	57,273
Cost of reimbursed travel	37,759	36,778	39,051
Sales and client service	715,512	657,956	578,050
Software development (Includes amortization of software development costs of $51,132, $53,475, and$45,750, respectively.)	272,519	270,576	246,970
General and administrative	113,049	107,152	95,881

Total costs and expenses	1,397,143	1,315,794	1,211,871

Operating earnings	278,885	204,083	166,167

Other income (expense):
Interest income (expense), net	3,056	1,269	(697)
Other income (expense), net	(510)	(1,385)	2,074

Total other income (expense), net	2,546	(116)	1,377

Earnings before income taxes	281,431	203,967	167,544
Income taxes	(92,773)	(76,842)	(57,653)

Net earnings	$188,658	$127,125	$109,891

Basic earnings per share	$2.34	$1.60	$1.41

Diluted earnings per share	$2.26	$1.53	$1.34
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended January 3, 2009, December 29, 2007, and December 30, 2006

						Accumulated Other
	Common Stock		Additional	Retained	Treasury Stock	Comprehensive	Comprehensive
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Amount	Income (Loss)	Income (Loss)

Balance at December 31, 2005	77,011	$770	$325,134	$434,424	$—	$4,367
Exercise of options	1,381	14	21,333	—	—	—
Employee stock option compensation expense	—	—	19,746	—	—	—
Third party warrants	—	—	1,010	—	—	—
Employee stock option compensation excess tax benefit	—	—	9,372	—	—	—
Foreign currency translation adjustments and other	—	—	—	—	—	(3,767)	(3,767)
Net earnings	—	—	—	109,891	—	—	109,891

Comprehensive Income							106,124

Balance at December 30, 2006	78,392	$784	$376,595	$544,315	$—	$600
Exercise of options	1,756	17	29,068	—	—	—
Employee stock option compensation expense	—	—	16,348	—	—	—
Employee stock option compensation excess tax benefit	—	—	29,865	—	—	—
Foreign currency translation adjustments and other	—	—	—	—	—	7,711	7,711
Net earnings	—	—	—	127,125	—	—	127,125

Comprehensive Income							134,836

Balance at December 29, 2007	80,148	$801	$451,876	$671,440	$—	$8,311
Exercise of options	895	9	15,250	—	—	—
Employee stock option compensation expense	—	—	14,788	—	—	—
Employee stock option compensation excess tax benefit	—	—	9,166	—	—	—
Purchase of treasury shares	—	—	—	—	(28,002)	—
Foreign currency translation adjustments and other	—	—	—	—	—	(21,288)	(21,288)
Net earnings	—	—	—	188,658	—	—	188,658

Comprehensive Income							167,370

Balance at January 3, 2009	81,043	$810	$491,080	$860,098	$(28,002)	$(12,977)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 3, 2009, December 29, 2007, and December 30, 2006

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$188,658	$127,125	$109,891
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170,466	152,817	125,254
Share-based compensation expense	14,683	16,189	19,021
Provision for deferred income taxes	(2,521)	(4,496)	2,503
Income tax benefits related to stock option exercises	10,001	29,865	7,923
Excess tax benefits from share based compensation	(9,166)	(30,357)	(7,068)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(108,072)	(22,802)	(38,918)
Inventory	(2,542)	5,435	(8,405)
Prepaid expenses and other	(11,735)	5,752	(22,008)
Accounts payable	2,320	1,768	14,465
Accrued income taxes	21,992	(4,744)	8,900
Deferred revenue	8,345	10,993	12,002
Other accrued liabilities	(627)	(12,980)	9,158

Total adjustments	93,144	147,440	122,827

Net cash provided by operating activities	281,802	274,565	232,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(89,904)	(105,678)	(70,299)
Purchase of land, buildings and improvements	(18,195)	(75,045)	(61,179)
Purchase of other intangibles	(4,201)	(3,542)	(254)
Acquisition of businesses, net of cash acquired	(5,719)	(24,061)	(13,731)
Purchases of investments	(488,761)	(495,508)	(306,653)
Maturities of investments	506,271	482,231	335,775
Capitalized software development costs	(70,098)	(66,063)	(61,223)

Net cash used in investing activities	(170,607)	(287,666)	(177,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	7,135	—	137
Proceeds from revolving line of credit and long-term debt	44,500	40,000	—
Repayment of revolving line of credit and long-term debt	(59,817)	(62,359)	(30,783)
Proceeds from third party warrants	—	—	1,010
Proceeds from excess tax benefits from share based compensation	9,166	30,357	7,068
Proceeds from exercise of options	15,364	29,085	21,704
Purchase of treasury stock	(28,002)	—	—

Net cash (used in) provided by financing activities	(11,654)	37,083	(865)

Effect of exchange rate changes on cash	(11,961)	(3,613)	(4,821)

Net increase in cash and cash equivalents	87,580	20,369	49,488
Cash and cash equivalents at beginning of period	182,914	162,545	113,057

Cash and cash equivalents at end of period	$270,494	$182,914	$162,545

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$10,512	$12,024	$12,568
Income taxes, net of refund	56,066	54,301	27,847
Non-cash changes resulting from acquisitions:
Increase in accounts receivable	—	930	618
Increase in property and equipment, net	—	391	205
Increase in goodwill and intangibles	4,025	23,368	13,599
Increase in deferred revenue	(25)	(476)	(150)
Increase in long term debt	—	—	(27)
Decrease in other working capital components	—	(152)	(514)

Total	$4,000	$24,061	$13,731

See notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies
(a) Principles of Consolidation - The consolidated financial statements include the accounts of Cerner Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
(b) Nature of Operations - The Company designs, develops, markets, installs, hosts and supports software information technology, healthcare devices and content solutions for healthcare organizations and consumers. The Company also provides a wide range of value-added services, including implementing solutions as individual, combined or enterprise-wide systems; hosting solutions in its data center; and clinical process optimization services. Furthermore, the Company provides fully-automated on-site employer health clinics and third party administrator health plan services for employers.
(c) Revenue Recognition - Revenues are derived primarily from the licensing of clinical, financial and administrative information systems and solutions. The components of the system sales revenues are the licensing of computer software, deployment period upgrades, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software. The components of support, maintenance and service revenues are software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services. For arrangements that include both product and services which are accounted for under SOP 81-1 and also include support services (PCS) for which vendor-specific objective evidence of fair value (VSOE) of PCS does not exist such that a zero margin approach is used to recognize revenue, the Company classifies revenue under such arrangements as either systems sales or support, maintenance and services based on the nature of costs incurred. For similar arrangements for which VSOE of PCS exists, PCS is separated from the arrangement based on VSOE and the residual amount is allocated to the software and services accounted for on a combined basis under SOP 81-1. For these arrangements, the service component of the SOP 81-1 deliverable is classified as service revenue based on the VSOE of the services as if provided on a stand-alone basis and the residual is classified as systems sales revenue. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, approximately $26,700,000, $20,000,000 and $16,000,000, respectively, of revenue were included in system sales and approximately $86,600,000, $95,000,000, and $55,000,000, respectively, of revenue were included in support, maintenance, and services for such arrangements. The Company provides several models for the procurement of its clinical, financial and administrative information systems. The predominant method is a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either remote hosting services or computer hardware and sublicensed software.
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
Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with the Company to host the software in its data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to the Company to host the software. These services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, the Company accounts for these arrangements under SOP 97-2, as prescribed by EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware". For those arrangements where the client does not have the contractual right or the ability to take possession of the software at any time, the Company accounts for the arrangement as a service contract and thereby recognizes revenues for the arrangement over the hosting service period. The hosting and managed services are recognized as the services are performed.
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
Where the Company has contractually agreed to develop new or customized software code for a client as a single element arrangement, the Company utilizes percentage of completion accounting, labor-hours method, in accordance with SOP 81-1.
In England, the Company has contracted with third parties to customize software and provide implementation and support services under long term arrangements (nine years). Prior to 2008 the Company accounted for the arrangements as single units of accounting under SOP 81-1 because the arrangements require customization and development of software, and fair value for the support services had not been established. Also prior to 2008 the Company believed it is was reasonably assured that no loss would be incurred under these arrangements and therefore it utilized the zero margin approach of applying percentage-of-completion accounting. During 2008 the Company established fair value of the undelivered elements of the arrangement that are not subject to percentage of completion accounting. Also, during the fourth quarter of 2008 the Company realized a significant milestone in London which significantly enhances the Company’s ability to reliably estimate work effort for the remainder of the contract and estimate a minimum level of profit on the arrangement. These events, combined with the Company’s experience since the contract signed in 2006 and the experience gained in the South, allowed the Company to conclude that reasonably dependable work effort estimates could be produced and allow for margin recognition. As a result, the Company’s fourth quarter 2008 revenues included a cumulative catch-up adjustment, resulting from the significant change in accounting estimate, in the amount of $28,640,000 which represents the margin on the contract which had been previously deferred as a result of the zero margin approach of applying percentage of completion accounting. Greater than a majority of the catch-up adjustment revenue was included in support, maintenance and services. The remaining margin attributed to the services subject to SOP 81-1 will be recognized over the remaining service period until the services are complete and amounts allocated to the other support services subject to SOP 97-2 will be recognized over the relevant support periods. The contract expires in 2014.
Deferred revenue is comprised of deferrals for license fees, support, maintenance and other services for which payment has been received and for which the service has not yet been performed and revenue has not been recognized. Long-term deferred revenue at January 3, 2009, represents amounts received from software support and maintenance services to be earned or provided beginning in periods on or after January 4, 2009.
The Company incurs out-of-pocket expenses in connection with its client service activities, primarily travel, which are reimbursed by its clients. The amounts of “out-of-pocket” expenses and equal amounts of related reimbursements were $37,759,000, $36,778,000, and $39,051,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
The Company’s arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to seven years. Pursuant to SOP 97-2, because a significant portion of the fee is due beyond one year, the Company has analyzed its history with these types of arrangements and has concluded that it has a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, the Company considers the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company accounts for the assignment of these receivables as “true sales” as defined in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities". Provided all revenue recognition criteria have been met, the Company recognizes revenue for these arrangements under its normal revenue recognition criteria, and if appropriate, net of any payment discounts from financing transactions.
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
(d) Fiscal Year - The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2008 consisted of 53 weeks and fiscal years 2007 and 2006 consisted of 52 weeks each. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
(e) Software Development Costs - Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. The Company is amortizing capitalized costs over five years. During 2008, 2007, and 2006, the Company capitalized $69,981,000, $65,985,000, and $60,943,000, respectively, of total software development costs of $291,368,000, $283,086,000, and $262,163,000, respectively. Amortization expense of capitalized software development costs in 2008, 2007, and 2006 was $51,132,000, $53,475,000, and $45,750,000, respectively, and accumulated amortization was $410,407,000, $356,485,000, and $303,010,000, respectively. Included in 2007 total software development costs is $8.6 million of research and development activities for the RxStation medical dispensing devices. $3.4 million of this amount recorded in 2007 is related to periods prior to 2007 and is immaterial to both 2007 and the prior periods to which it relates.
(f) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.
(g) Short-term Investments - The Company’s short-term investments are primarily invested in commercial paper. Refer to Note (6) and Note (7) for a comprehensive description of these assets and their value.
(h) Long-term Investments - The Company’s long-term investments are primarily invested in auction rate securities. Refer to Note (6) and Note (7) for a comprehensive description of these assets and their value.
(i) Inventory - Inventory consists primarily of computer hardware, sublicensed software held for resale and RxStation medication dispensing units. Inventory is recorded at the lower of cost (first-in, first-out) or market.
(j) Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of two to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of two to 15 years.
(k) Earnings per Common Share - Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations are as follows:

	2008			2007			2006
(In thousands, except per	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$188,658	80,549	$2.34	$127,125	79,395	$1.60	$109,891	77,691	$1.41

Effect of dilutive securities:
Stock options	—	2,886		—	3,823		—	4,032

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$188,658	83,435	$2.26	$127,125	83,218	$1.53	$109,891	81,723	$1.34

Options to purchase 2,336,000, 1,081,000, and 1,121,000 shares of common stock at per share prices ranging from $33.63 to $136.86, $40.84 to $136.86, and $33.86 to $136.86, were outstanding at the end of 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.
(l) Foreign Currency - Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain resulting from foreign currency transactions is included in general and administrative expenses in the consolidated statements of operations and amounted to $9,858,000, $3,691,000, and $3,764,000 in 2008, 2007, and 2006, respectively.
(m) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
(n) Goodwill and Other Intangible Assets - The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, which are the same as our operating segments (Domestic & Global), where it is subject to an impairment test based on fair value. The Company assesses its goodwill for impairment in the second quarter of its fiscal year. There was no impairment of goodwill in 2008 and 2007. The Company used a discounted cash flow analysis to determine the fair value of the reporting units for all periods tested. The Company evaluated for potential interim impairment indicators in 2007 and 2008, and there were no indicators that suggested goodwill was impaired on an interim basis. The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization, are amortized on a straight-line basis, and are summarized as follows:

	Weighted-Average	January 3, 2009		December 29, 2007
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
			(In thousands)
Purchased software	5.0	$83,302	$53,233	$59,775	$44,557
Customer lists	5.0	55,553	40,604	55,384	30,236
Patents	17.0	7,491	1,275	6,826	1,244
Non-compete agreements	3.0	2,011	1,320	1,824	918

Total	5.58	$148,357	$96,432	$123,809	$76,955

Amortization expense was $19,966,000, $19,674,000, and $16,842,000 for the years ended 2008, 2007, and 2006, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For year ended:	2009	$19,885
	2010	8,949
	2011	7,027
	2012	3,905
	2013	2,169
The changes in the carrying amount of goodwill for the 12 months ended January 3, 2009 are as follows:

(In thousands)
Balance as of December 29, 2007	$143,924
Goodwill acquired	2,392
Foreign currency translation adjustment and other	350

Balance as of January 3, 2009	$146,666

At January 3, 2009 and December 29, 2007, goodwill of $126,933,000 and $125,516,000 has been allocated to the Domestic segment respectively. The 2008 and 2007 amounts of goodwill allocated to the global segment was $19,733,000 and $18,408,000, respectively.
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
(p) Concentrations - Substantially all of the Company’s cash and cash equivalents and short-term investments are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.
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

At January 3, 2009, more than ten percent of total net receivables represent accounts receivable and contract receivable related to a contract with Fujitsu that was terminated in the second quarter of 2008 when Fujitsu withdrew from the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England. While uncertainties may exist, the Company expects to collect these receivables in full based on the terms of the contract.
During the second quarter, Fujitsu Services Limited’s contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This had the effect of automatically terminating the Company’s subcontract for the project. At January 3, 2009, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding the receivables and are working to resolve these issues based on processes provided for in the contract. While uncertainties exist related to the ultimate collectability of the receivables, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
(q) Accounting for Share-based payments — The Company follows SFAS No. 123(R), “Share-Based Payments” to account for share-based awards. SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. Refer to Note (9) for a detailed discussion of share-based payments.
(r) Reclassifications — Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the current year presentation.
(s) Derivative Instruments and Hedging Activities — The Company follows Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Investments and Hedging Activities,” as amended, to account for its derivative and hedging activities.
The Company has issued foreign-denominated debt to manage its foreign currency exposure related to its net investment in its subsidiary in England. Beginning in 2006, at the beginning of each quarterly period, the Company designated a portion (between £60 million and £63 million during the year) of its debt (£65 million), which is denominated in Great Britain Pounds, to hedge its net investment in a subsidiary in England. During 2007 and 2008 the Company designated all £65 million of its debt that is denominated in Great Britain Pounds. For the year ended January 3, 2009, approximately $22 million, net of approximately $13 million of tax, of decreases in the debt related to changes in the foreign currency exchange rate were included in accumulated other comprehensive income. For the year ended December 29, 2007 approximately $1.5 million, net of approximately $1 million of tax, of increases in the debt related to changes in the foreign currency exchange rate were included in accumulated other comprehensive income.
(t) Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities within the scope of the FSP. The Company adopted SFAS 157 for fair value measurement outside of the scope of FSP No. FAS 157-2 on December 30, 2007. On October 10, 2008, the FASB issued FSP No. FAS 157-3 that clarifies the application of SFAS 157 in a market that is not active. FSP No. FAS 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy. The Company was required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which replaces SFAS 141 and supersedes FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. SFAS 141(R) establishes guidelines for how an acquirer measures and recognizes the identifiable assets, goodwill, noncontrolling interest, and liabilities assumed in a business combination. Additionally, SFAS 141(R) outlines the disclosures necessary to allow financial statement users to assess the impact of the acquisition. The Company is currently assessing the impact of adoption of SFAS 141(R), which will depend on future acquisition activity, and will be required to adopt SFAS 141(R) prospectively for business combinations occurring on or after the first day of the 2009 fiscal year.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB No. 51. SFAS 160 guides that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements, and that net income should be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The Company is currently assessing the impact of adoption of SFAS 160 on its results of operations and its financial position, both of which are expected to be immaterial, and was required to adopt SFAS 160 as of the first day of the 2009 fiscal year.
In March 2008, the FASB issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about the uses of derivative instruments and hedging activities, how these activities are accounted for, and their respective impact on an entity’s financial position, financial performance, and cash flows. The Company is currently assessing the impact of adoption of SFAS 161 on its results of operations and its financial position, which is expected to be immaterial, and was required to adopt SFAS 161 as of the first day of the 2009 fiscal year.
(2) Business Acquisitions
During the three years ended January 3, 2009, the Company completed three acquisitions, which were accounted for under the purchase method of accounting. The results of each acquisition are included in the Company’s consolidated statements of operations from the date of each acquisition. Below is a description of the acquisitions.
On August 1, 2008, the Company completed the purchase of LingoLogix, Inc. (“LingoLogix”), for $4,000,000. LingoLogix was a provider of software used for computer automated coding technology. The acquisition of LingoLogix has enhanced the Company’s revenue cycling offerings as the solutions can be used in both inpatient and outpatient environments to improve physician workflow and drive more accurate and efficient reimbursement through automated coding. The operating results of LingoLogix were combined with those of the Company subsequent to the purchase date of August 1, 2008. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $1,253,000 and $4,053,000 in intangible assets. The intangible assets are being amortized over 5 years. The goodwill was allocated to the reporting unit. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company.
On February 22, 2007, the Company completed the purchase of assets of Etreby Computer Company, Inc. (“Etreby”), for $25,120,000, which was reduced by $1,588,000 for a working capital adjustment in the second quarter of 2007. Etreby was a software provider of retail pharmacy management systems. The acquisition of Etreby’s assets has expanded the Company’s pharmacy systems portfolio. The operating results of Etreby were combined with those of the Company subsequent to the purchase date of February 22, 2007. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $12,676,000 and $10,181,000 in intangible assets. The intangible assets are being amortized over five years. The goodwill was allocated to the reporting unit and is expected to be deductible for tax purposes. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company.
On July 5, 2006, the Company completed the purchase of Galt Associates, Inc., now known as Cerner Galt, Inc. (“Galt”) for $13,766,000, net of cash acquired. Galt is a provider of safety and risk management solutions for pharmaceutical, medical device and biotechnology companies. The acquisition of Galt has enhanced the Company’s LifeSciences portfolio by adding solutions and services that use medical event data to monitor and manage the safety and effectiveness of various therapies. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed, resulted in goodwill of $9,298,000 and $4,266,000 in intangible assets. The intangible assets are being amortized over periods between two and five years. The goodwill was allocated to the reporting unit.
All of the goodwill for the above acquisitions has been allocated to the Company’s Domestic operating segment.
A summary of the Company’s purchase acquisitions for the three years ended January 3, 2009, is included in the following table (in millions, except share amounts):

						Developed	Form of
(In millions)	Date	Consideration	Goodwill	(Tax Basis)	Intangibles	Technology	Consideration

Fiscal Year 2008 Acquisition

Name:
LingoLogix, Inc.
Description of Business:
	8/08	$4.0	$1.3	$—	$0.5	$3.6	$4.0 cash
Computer Automated Coding Technology
Reason for Acquisition:
Integrate technology into Cerner Millennium

Fiscal Year 2007 Acquisition

Name:
Etreby Computer Company, Inc.
Description of Business:
	2/07	$23.5	$12.7	$(12.7)	$8.3	$1.9	$23.5 cash
Software provider of retail pharmacy management systems
Reason for Acquisition:
Integrate technology into Cerner Millennium

Fiscal Year 2006 Acquisition

Name:
Galt Associates, Inc.
Description of Business:
	7/06	$13.7	$9.3	$—	$2.7	$1.6	$13.7 cash
Safety and risk management software for pharmaceutical, medical device and biotechnology companies
Reason for Acquisition:
Integrate technology into Cerner Millennium
Amounts allocated to intangibles are amortized on a straight-line basis over three to 17 years. Amounts allocated to software are amortized based on current and expected future revenues for each solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution.
(a) The assets and liabilities of the acquired companies at the date of acquisition are as follows:

		Etreby Computer	Galt
(In thousands)	LingoLogix, Inc.	Company, Inc.	Associates, Inc.

Current assets	$—	$1,002	$751
Total assets	5,306	24,280	15,372
Current liabilities	25	748	1,606
Total liabilities	1,306	748	1,606
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

	January 3,	December 29,
(In thousands)	2009	2007

Accounts receivable, net of allowance	$327,914	$261,456
Contracts receivable	141,014	129,604

Total receivables, net	$468,928	$391,060

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At the end of 2008 and 2007 the allowance for estimated uncollectible accounts was $18,149,000 and $15,469,000, respectively.
During the second quarter, Fujitsu Services Limited’s contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This had the effect of automatically terminating the Company’s subcontract for the project. At January 3, 2009, more than ten percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding the receivables and are working to resolve these issues based on processes provided for in the contract. While uncertainties exist related to the ultimate collectability of the receivables, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
During 2008 and 2007, the Company received total client cash collections of $1,729,526,000 and $1,646,584,000, respectively, of which $89,881,000 and $88,286,000 were received from third party arrangements with non-recourse payment assignments.

(4) Property and Equipment
A summary of property, equipment, and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

	Depreciable	January 3,	December 29,
(In thousands)	Lives (Yrs)	2009	2007

Furniture and fixtures	5 - 12	$58,334	$55,016
Computer and communications equipment	2 - 5	513,652	422,716
Leasehold improvements	2 - 15	135,792	123,799
Capital lease equipment	3 - 5	16,797	17,416
Land, buildings and improvements	12 - 50	177,596	176,216
Other equipment	5 - 20	2,983	983

		905,154	796,146
Less accumulated depreciation and amortization		421,755	333,307

Total property and equipment, net		$483,399	$462,839

Depreciation expense for the years ended January 3, 2009, December 29, 2007, and December 30, 2006 was $96,739,000, $80,020,000, and $61,380,000, respectively.
(5) Indebtedness
The following is a summary of indebtedness outstanding:

	1/3/2009	12/29/2007
Note Agreement, 5.54%	$94,556	$129,779
Senior Notes, Series A, 5.57%	—	7,000
Senior Notes, Series B, 6.42%	39,000	39,000
Senior Notes, Series B, 7.66%	6,667	13,333
Other Obligations	1,263	2,754

	141,486	191,866
Less: Current Portion	(30,116)	(14,260)

	$111,370	$177,606

In November 2005, the Company completed a £65,000,000 ($94,556,000 at January 3, 2009) private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments beginning in November 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
In December 2002, the Company completed a $60,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21,000,000 principal amount at 5.57% were paid in full in 2008. The Series B Senior notes, with a $39,000,000 principal amount at 6.42%, are payable in four equal annual installments beginning December 2009. The proceeds were used to repay the outstanding amount under the Company’s credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
In May 2002, the Company expanded its credit facility by entering into an unsecured credit agreement with a group of banks led by US Bank. This agreement was amended and restated on November 30, 2006 and provides for a current revolving line of credit for working capital purposes. The current revolving line of credit is unsecured and requires monthly payments of interest only. Interest is payable at the Company’s option at a rate based on prime (3.25% at January 3, 2009) or LIBOR (1.41% at January 3, 2009) plus 1.55%. The interest rate may be reduced by up to 1.15% if certain net worth ratios are maintained. The agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets, and pay dividends. A commitment fee of .2% is payable quarterly based on the usage of the revolving line of credit. The revolving line of credit matures on May 31, 2010. As of January 3, 2009, the Company had no outstanding borrowings under this agreement and had $90,000,000 available for working capital purposes. The Company was in compliance with all covenants at January 3, 2009.
In April 1999, the Company completed a $100,000,000 private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60,000,000 principal amount at 7.14% were paid in full in 2006. The Series B Senior Notes, with a $40,000,000 principal amount at 7.66%, are payable in six equal annual installments which commenced in April 2004. The proceeds were used to retire the Company’s existing $30,000,000 of debt, and the remaining funds were used for capital improvements and to strengthen the Company’s cash position. The Note Agreement contains certain net worth, current ratio, and fixed charge coverage covenants and provides certain restrictions on the Company’s ability to borrow, incur liens, sell assets and pay dividends. The Company was in compliance with all covenants at January 3, 2009.
In March 2004, the Company issued a $7,500,000 promissory note to Cedars-Sinai Medical Center of which $2,500,000 was repaid in October 2004. The balance of the note was paid on April 30, 2007.
The Company also has capital lease obligations amounting to $191,000, payable over the next two years.
The aggregate maturities for the Company’s long-term debt, including capital lease obligations, are as follows (in thousands):

(In thousands)
2009	$30,116
2010	24,330
2011	23,258
2012	23,258
2013	13,508
2014 and thereafter	27,016

Total maturities	$141,486

The Company estimates the fair value of its long-term, fixed-rate debt using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt was approximately $159,349,000 and $173,675,000 at January 3, 2009 and December 29, 2007, respectively.

(6) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. On October 10, 2008, the FASB issued FSP No. FAS 157-3 that clarifies the application of SFAS 157 in a market that is not active. FSP No. FAS 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy.
On December 30, 2007, the Company adopted the provisions of SFAS 157, “Fair Value Measurements” except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(In thousands)		Assets	Inputs	Inputs
Description	January 3, 2009	(Level 1)	(Level 2)	(Level 3)
Short term — available-for-sale securities	$38,400	$—	$38,400	$—
Long term — trading securities	85,440	—	—	85,440
Long term — put-like feature	19,860	—	—	19,860

Total	$143,700	$—	$38,400	$105,300

Short term available-for-sale securities consist of commercial paper on the consolidated balance sheet, whereas long term trading securities represent the value of the Company’s investment in auction rate securities. The Company utilizes valuation models with observable market data inputs to estimate the fair value of its commercial paper. Refer to Note (7) for a comprehensive description of these assets.
In February and March 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all the auction rate securities held by the Company. As a result, at the end of the first quarter of 2008 the Company assessed the decline in fair value of the securities as a temporary impairment.
Based upon the change in the market and unavailability of observable inputs for auction rate securities during the first quarter, the Company changed its valuation methodology to a discounted cash flow model based on various estimates, which changed the input category from level 1 to level 3 (significant unobservable inputs) within the SFAS 157 hierarchy. Included in the inputs are the current coupon rates, the interest rate environment, the credit rating of the issuers, the Federal Family Education Loan Program (FFELP) guarantee, and the insurance issued by monoline insurance companies.

Since the first quarter, overall market conditions have not improved and auctions continue to fail. At January 3, 2009, the Company held auction rate securities with a par value of $105,300,000. The Company’s updated valuation model resulted in an estimated fair value of $85,440,000.
In November 2008, the Company entered into an agreement (the “Settlement Agreement”) with the investment firm that sold the Company its auction rate securities. Under the terms of the Settlement Agreement, the Company received the right to redeem the securities at par value during a period from June 2010 through June 2012. The right to redeem the securities is being treated similar to a put option, which the Company has elected to measure under the fair value option of Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company’s valuation model resulted in an estimated fair value of $19,860,000 for the value of the put-like feature, which was recognized in other income. Consequently, changes in the fair value of the Settlement Agreement will continue to be recorded in income.
Concurrently with the recognition of the put-like feature, the Company transferred the auction rate securities from available-for-sale to trading securities. As a result of the transfer, the Company recognized a pre-tax, other-than-temporary impairment loss of approximately $19,860,000 in other income. As trading securities, changes in the fair value of the investments will continue to be recorded in income. The recording of both the put-like feature and the recognition of the other-than-temporary impairment loss resulted in no impact to the Consolidated Statements of Operating Earnings for the year ended January 3, 2009.
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 at January 3, 2009.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Year Ended January 3, 2009
(In thousands)	Auction Rate Securities
Balance at 12/29/2007	$160,900
Purchases and settlements (net)	(54,950)

Transferred to Level 3	105,950
Redemptions at par	(650)
Total unrealized losses included in earnings	(19,860)
Recognition of put-like feature	19,860

Balance at 1/3/2009	$105,300

The effect of adopting the required portions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company was required to fully adopt SFAS 157 as of the first day of the 2009 fiscal year and does not expect its adoption to have a material impact on the Company’s consolidated financial statements. At the end of the 2008 fiscal year, categories where SFAS 157 had not been applied consisted of goodwill and intangible assets.
(7) Marketable Securities
As of January 3, 2009, the Company held investments in commercial paper along with auction rate securities. Commercial paper consists of short-term corporate debt with maturities of less than three months. All of the commercial paper held at January 3, 2009 was rated P1/A1 or higher.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on par-in, par-out basis. In prior periods, the Company regularly liquidated its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of and the yield on alternative investments. Beginning in February 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. To date we have collected all interest receivable on our auction rate securities when due and expect to continue to do so in the future; however, the principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 13 to 30 years.
In August 2008, our broker agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. In November 2008, the Company entered into a Settlement Agreement with our broker. Under the terms of the Settlement Agreement, the Company will have the ability to redeem the securities at par during a period from mid-2010 through mid-2012. Additionally, the Company has the option to obtain a loan, secured by such securities, at no net cost prior to the redemption period.
During the fourth quarter of 2008 and in conjunction with the execution of the Settlement Agreement, the Company transferred the auction rate securities from available-for-sale to trading securities. As trading securities, these investments are carried at fair value with changes recorded through earnings. At January 3, 2009, the Company held auction rate securities with a par value of $105,300,000. In the fourth quarter of 2008 the Company recognized a pre-tax, other-than-temporary impairment loss of $19,860,000 through earnings.
The Settlement Agreement is being accounted for as a put-like feature under the fair value option of SFAS 159. Accordingly, the feature is carried at fair value with changes recorded through earnings. The Company has valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. At January 3, 2009, the Company valued the put-like feature at $19,860,000 which was recognized through earnings. The Company anticipates that any future changes in the fair value of the put-like feature will be substantially offset by changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Earnings.
All of the auction rate securities that the Company currently holds are A rated or higher and are collateralized by student loan portfolios, the majority of which are backed by the U.S. government through its Federal Family Education Loan Program.
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

(8) Interest Income (Expense)
A summary of interest income and expense is as follows:

(In thousands)	2008	2007	2006

Interest income	$13,604	$13,206	$11,877
Interest expense	(10,548)	(11,937)	(12,574)

Interest income (expense), net	$3,056	$1,269	$(697)

(9) Stock Options and Equity
At the end of 2008 and 2007, the Company had 1,000,000 shares of authorized but unissued preferred stock, $.01 par value.
As of January 3, 2009, the Company had four fixed stock option and equity plans in effect for associates. The awards granted under these plans qualify for equity classification pursuant to SFAS 123R. Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

(In thousands)	2008	2007	2006

Total cost of share-based payments for the period	$15,984	$17,334	$19,973
Amounts capitalized in software development costs, net of amortization	(840)	(1,145)	(952)

Amounts charged against earnings, before income tax benefit	$15,144	$16,189	$19,021

Amount of related income tax benefit recognized in earnings	$5,641	$6,030	$7,275

During 2008, the Company had two shareholder approved long-term incentive plans from which it could issue grants.
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
Under the 2004 Long-Term Incentive Plan G, the Company is authorized to grant to associates and directors 4,000,000 shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at the Company’s discretion. Options under Plan G are exercisable at a price not less than fair market value on the date of grant as determined by the Stock Option Committee. Options under this plan typically vest over a period of five years as determined by the Stock Option Committee and are exercisable for periods of up to 12 years. In 2007, Long-Term Incentive Plan G was amended to provide the Company the ability to recover fringe benefit tax payments made by the Company on behalf of its associates in India.
The fair market value of each stock option award is estimated on the date of grant using a lattice option-pricing model. In 2006, the Company changed its valuation model from the Black-Scholes option-pricing model to the lattice pricing model because it is believed to provide greater flexibility for valuing the substantive characteristics of employee share instruments, resulting in a more accurate estimate of fair market value. The pricing model requires the use of the following estimates and assumptions:
•	Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on the Company’s shares and historical volatility. The Company uses historical data to estimate the stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.

•	The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.
          The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

(In thousands)	2008			2007			2006

Expected volatility (%)	45.9	—	52.4	43.1	—	46.1	46.8	—	48.2
Expected term (yrs)	8.4	—	9.7	9.6	—	9.9	8.0	—	8.7
Risk-free rate (%)		4.4			4.6			4.9
A combined summary of the stock option activity of the Company’s four fixed stock option and equity plans (Non-Qualified Stock Option Plans D and E were in effect prior to 2005 and some options remain issued and outstanding; however, no new grants were permitted to be issued from Plans D and E after January 1, 2005 pursuant to the terms of the Plans) and other stock options at the end of 2008, 2007, and 2006 are presented below:

	2008			2007			2006
		Weighted-Average	Aggregate		Weighted-Average	Aggregate		Weighted-Average	Aggregate
Options	Number of Shares	Exercise Price	Intrinsic Value	Number of Shares	Exercise Price	Intrinsic Value	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at beginning of year	9,145,563	$24.94		10,432,448	$21.11		11,039,522	$18.51
Granted	1,016,190	42.31		934,280	55.04		1,044,230	42.63
Exercised	(878,254)	17.37		(1,731,512)	16.80		(1,352,318)	15.78
Forfeited and Expired	(359,028)	35.03		(489,653)	29.83		(298,986)	24.32

Outstanding at end of year	8,924,471	$27.25	$126,964,993	9,145,563	$24.94	$298,744,933	10,432,448	$21.11	$177,409,878

Options exercisable at the end of the year	5,865,680	$19.54	$116,622,784	5,423,960	$17.51	$217,383,381	5,391,750	$15.98	$116,135,878
The following tables summarize information about fixed and other stock options outstanding at
January 3, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number Outstanding at	Remaining Contractual	Weighted-Average	Number Exercisable	Weighted-Average
Exercise Prices	January 3, 2009	Life (yrs)	Exercise Price	at January 3, 2009	Exercise Price
$ 6.25 - 14.81	2,755,674	6.87	$11.45	2,670,106	$11.56
15.44 - 26.04	2,337,062	3.86	21.46	2,104,100	21.41
26.05 - 43.51	2,288,724	7.12	36.19	1,020,166	34.67
44.54 - 136.86	1,543,011	8.60	50.99	71,308	46.64

	8,924,471	6.44	27.25	5,865,680	19.54

The weighted-average grant date fair market value of stock options granted during 2008, 2007, and 2006 was $22.99, $29.17, and $19.68, respectively. The total intrinsic value of stock options exercised in 2008 and 2007 was $26,841,000 and $67,336,000, respectively. The Company issues new shares to satisfy option exercises.
Restricted Stock Grants
A summary of the Company’s restricted stock grants during 2008, 2007, and 2006 are presented below:

			Fair		Number of
Plan	Shares Granted	Grant Date	Value	Vesting Date	Shares		Recipient

F	15,000	7/6/2004	21.16	5/26/2005	15,000		BOD
F	5,000	4/4/2005	26.19	2/2/2006	1,666		BOD
				2/2/2007	1,666
				2/2/2008	1,668
F	25,000	6/3/2005	31.41	5/25/2006	25,000		BOD
G	5,000	6/3/2005	31.41	5/25/2006	1,666		BOD
				5/24/2007	1,666
				5/22/2008	1,668
F	5,000	6/13/2005	31.79	12/31/2006	—	*	Associate

F	15,000	5/26/2006	36.61	5/24/2007	15,000		BOD
F	6,000	7/25/2006	38.75	5/24/2007	6,000		BOD
F	13,800	5/25/2007	57.25	5/22/2008	13,800		BOD

G	9,666	12/5/2007	58.62	12/5/2008	—	**	Associate
				12/5/2009	—
				12/5/2010	—

F	19,800	5/23/2008	45.91	5/21/2009	19,800		BOD

*	Grant cancelled on 12/30/2006 due to failure to meet performance criteria.

**	Grant cancelled on 5/2/2008 due to retirement of associate.
All grants were valued at the fair market value on the date of grant and vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an associate provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date. The Company recognized expenses related to the restricted stock of $852,000, $887,000, and $853,000 in 2008, 2007, and 2006, respectively.
Nonvested Shares
A summary of the Company’s nonvested restricted stock compensation arrangements granted under all plans as of January 3, 2009 is presented below:

	Nonvested Restricted Stock
		Weighted-Average
		Grant Date
	Number of Shares	Fair Value

Outstanding at December 29, 2007	26,802	$54.20
Granted	19,800	45.91
Vested	(17,136)	51.71
Forfeited	(9,666)	58.62

Outstanding at January 3, 2009	19,800	45.91

As of January 3, 2009, there was $42,984,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.91 years. The total fair market value of shares vested during 2008, 2007, and 2006 was $797,000, $1,380,000, and $1,031,000, respectively.
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
Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in privately-negotiated purchase. The stock repurchase activity as of January 3, 2009 is as follows:

Shares repurchased	790,000

Average price per share	$35.45

Cost of shares repurchased, net of commissions	$28,002,000
These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

(10) Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) is established under Section 401(k) of the Internal Revenue Code. All associates over age 18 and not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Company makes matching contributions to the Plan, on behalf of participants, in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Company’s expenses for the Plan amounted to $8,669,000, $8,280,000, and $7,791,000 for 2008, 2007, and 2006, respectively.
The Company added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2008, 2007, and 2006 the Company expensed $2,228,000, $6,019,000, and $6,638,000 for discretionary distributions, respectively.
(11) Income Taxes
Income tax expense (benefit) for the years ended 2008, 2007, and 2006 consists of the following:

(In thousands)	2008	2007	2006

Current:
Federal	$68,466	$66,701	$44,139
State	9,338	3,600	7,855
Foreign	9,789	24,629	(2,987)

Total current expense	87,593	94,930	49,007

Deferred:
Federal	10,873	(1,726)	6,586
State	(1,105)	(1,360)	(1,431)
Foreign	(4,588)	(15,002)	3,491

Total deferred expense (benefit)	5,180	(18,088)	8,646

Total income tax expense	$92,773	$76,842	$57,653

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2008 and 2007 relate to the following:

	January 3,	December 29,
(In thousands)	2009	2007

Deferred tax assets

Accrued expenses	$24,077	$20,332
Separate return net operating losses	22,156	24,462
Share based compensation	15,678	11,433
Other	7,914	11,008

Total deferred tax assets	69,825	67,235

Deferred tax liabilities
Software development costs	(80,623)	(73,165)
Contract and service revenues and costs	(17,070)	(8,616)
Depreciation and amortization	(39,814)	(26,616)
Other	(17,621)	(1,156)

Total deferred tax liabilities	(155,128)	(109,553)

Net deferred tax liability before valuation allowance	(85,303)	(42,318)

Valuation allowance	—	(7,982)

Net deferred tax liability	$(85,303)	$(50,300)

During 2007, the Company determined that due to a change in circumstances, it is more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $7,982,000. During 2008, this non-U.S. jurisdiction audited the Company. As a result of the audit, certain tax positions previously taken were disallowed by the foreign jurisdiction, which reduced the deferred tax asset relating to the net operating loss carryforward in that jurisdiction. The valuation allowance related to the net operating loss carryforward was released because management believes it is more likely than not the Company will realize the remaining operating loss carry-forward amount. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are expected to be deductible, as well as the scheduled reversal of deferred tax liabilities, management believes it is more likely than not the Company will realize the remaining deferred tax assets and no valuation allowance is required. At January 3, 2009, the Company had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $14.9 million which are available to offset future Federal taxable income, if any, through 2020.

The effective income tax rates for 2008, 2007, and 2006 were 33%, 38%, and 34%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

(In thousands)	2008	2007	2006

Tax expense at statutory rates	$98,500	$71,389	$58,640
State income tax, net of federal benefit	6,403	4,640	4,176
Prior period adjustments	(2,879)	(3,125)	(1,994)
Valuation Allowance	(7,982)	7,982	—
Audit Settlements	4,412	—	—
Other, net	(5,682)	(4,044)	(3,169)

Total income tax expense	92,772	76,842	57,653

The 2008, 2007 and 2006 tax expense amounts include the recognition of approximately $2,879,000, $3,125,000 and $1,994,000 respectively of tax benefits for items related to prior periods. The 2008 amount was related to an adjustment of a foreign tax credit claimed. The adjustments in 2007 were recorded primarily to correct an error in the Company’s 2006 state income tax rate. These differences have accumulated over several years and the impact to any one of these prior periods is not material. The 2006 amounts relate to tax credits taken on prior income tax returns and to correct an error in prior years’ effective foreign tax rate, which had accumulated over several years.
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
The 2008 beginning and ending amounts of accrued interest related to the underpayment of taxes was $202,000 and $925,000, respectively. The Company classifies interest and penalties as income tax expense in its consolidated statement of earnings, which is consistent with how the Company previously classified interest and penalties related to the underpayment of income taxes. No accrual for tax penalties was recorded upon adoption of FIN 48 or at the end of the year.
The total amount of unrecognized tax benefits including interest was $8,069,000 as of December 29, 2007. During 2008, the Company settled IRS examinations for the 2005 to 2006 periods and as a result reversed previously recorded reserves for tax uncertainties by $1,319,000. The years after 2006 remain open. As of January 3, 2009, the total amount of unrecognized tax benefits, including interest, was $12,440,000. It is reasonably possible that within the next 12 months the Company will resolve some of the matters which may decrease unrecognized tax benefits for these open tax years by $1,000,000. Any settlement of those unrecognized tax benefits will affect the effective tax rate of the Company.

A reconciliation of unrecognized tax benefit as of January 3, 2009, is presented below:

(In thousands)
Unrecognized tax benefit — December 29, 2007	$8,069
Gross decreases- tax positions in prior period	—
Gross increases- in current-period tax positions	5,690
Settlements	(1,319)

Unrecognized tax benefit — January 3, 2009	$12,440

(12) Related Party Transactions
For the first half of 2008 and prior years, the Company leased an airplane from PANDI, Inc. (PANDI), a company owned by Mr. Neal L. Patterson and Mr. Clifford W. Illig, the Company’s Chairman/CEO and Vice Chairman of the Board, respectively. The airplane was leased on a per mile basis with no minimum usage guarantee. The lease rate was believed to approximate fair market value for this type of aircraft. During 2008, 2007 and 2006 the Company paid an aggregate of $423,000, $661,000, and $670,000 for the rental of the airplane, respectively. The airplane was used principally by Mr. Trace Devanny, President, and Mr. Mike Valentine, Executive Vice President, to make client visits. On August 14, 2008, the PANDI aircraft was sold by PANDI to a third party, which has the effect of terminating the lease agreement with the Company.
On February 6, 2007, the Company entered into an Aircraft Service Agreement between Rockcreek Aviation, Inc. (the Company’s wholly-owned flight operations subsidiary) and PANDI. Under this agreement Rockcreek Aviation provided flight operations services to PANDI with respect to PANDI’s aircraft. PANDI owned and operated a Beechcraft, BeechJet 400 for the first half of 2008. During 2008, the aircraft services fees paid by PANDI to the Company were $297,000. On August 14, 2008, the PANDI aircraft was sold by PANDI to a third party, which had the effect of terminating the Aircraft Service Agreement between Rockcreek Aviation and PANDI.

(13) Commitments
In prior years, the Company leased space to unrelated parties in its North Kansas City headquarters complex and in other business locations under noncancelable operating leases. Included in other revenues is rental income of $305,000 in 2006. The Company did not receive rental income in 2007 or 2008.
The Company is committed under operating leases for office space and computer equipment through October 2027. Rent expense for office and warehouse space for the Company’s regional and global offices for 2008, 2007, and 2006 was $16,091,000, $12,436,000 and $11,391,000, respectively. Aggregate minimum future payments (in thousands) under these noncancelable operating leases are as follows:

(In thousands)
2009	$13,442
2010	12,553
2011	11,237
2012	10,686
2013	9,533
2014 and thereafter	32,998

Total:	$90,449

(14) Segment Reporting
The Company has two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation that has not been allocated to the operating segments. It is impractical for the Company to track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2008
Revenues	$1,307,510	$368,518	$—	$1,676,028

Cost of revenues	225,955	70,108	—	296,063
Operating expenses	361,213	150,729	589,138	1,101,080

Total costs and expenses	587,168	220,837	589,138	1,397,143

Operating earnings (loss)	$720,342	$147,681	$(589,138)	$278,885

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2007
Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings (loss)	$675,156	$85,955	$(557,028)	$204,083

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
2006
Revenues	$1,166,662	$207,367	$4,009	$1,378,038

Cost of revenues	251,574	39,224	172	290,970
Operating expenses	308,085	107,571	505,245	920,901

Total costs and expenses	559,659	146,795	505,417	1,211,871

Operating earnings (loss)	$607,003	$60,572	$(501,408)	$166,167

(15) Quarterly Results (unaudited)
Selected quarterly financial data for 2008 and 2007 is set forth below:

					Diluted
		Earnings Before		Basic Earnings	Earnings Per
(In thousands, except per share data)	Revenues	Income Taxes	Net Earnings	Per Share	Share

2008 quarterly results:
March 29	$384,765	$57,284	$36,817	$0.46	$0.44
June 28	402,800	53,723	35,287	0.44	0.42
September 27	422,728	67,958	45,014	0.56	0.54
January 3 (1)	465,735	102,466	71,540	0.89	0.86

Total	$1,676,028	$281,431	$188,658

2007 quarterly results:
March 31	$365,852	$42,976	$27,711	$0.35	$0.34
June 30	386,588	48,189	26,849	0.34	0.32
September 29	372,936	53,576	31,234	0.39	0.37
December 29	394,501	59,226	41,331	0.52	0.49

Total	$1,519,877	$203,967	$127,125

(1)	Includes margin of $28.6 million related to the Company’s contract in London as part of the National Health Services (NHS) initiative to automate clinical processes and digitize medical records in England. This represents a one-time catch-up resulting from a change in accounting estimate and the ability to separate the support services element of the contract. The after tax effect of this item increased fourth quarter 2008 net earnings and diluted earnings per share by $20.6 million and $0.24, respectively

Schedule II
Cerner Corporation
Valuation and Qualifying Accounts

Additions
Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period

For Year Ended December 30, 2006
Doubtful Accounts and Sale Allowances	$18,855,000	$3,258,000	$34,000	$(7,519,000)	$14,628,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended December 29, 2007
Doubtful Accounts and Sale Allowances	$14,628,000	$7,392,000	$31,000	$(6,582,000)	$15,469,000

Additions
	Balance at	Charged to	Additions
	Beginning	Costs and	Through		Balance at
Description	of Period	Expenses	Acquisitions	Deductions	End of Period

For Year Ended January 3, 2009
Doubtful Accounts and Sale Allowances	$15,469,000	$9,957,000	$—	$(7,277,000)	$18,149,000

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cerner Corporation:
Under date of March 2, 2009, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (the Corporation) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operating earnings, changes in equity, and cash flows for each of the years in the three-year period ended January 3, 2009, which are included in the Corporation’s 2008 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Kansas City, Missouri
March 2, 2009