Form 10-Q
period 2009-04-04
CERNER CORP /MO/
filed 2009-05-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
There were 80,544,581 shares of Common Stock, $.01 par value, outstanding at May 1, 2009.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
(In thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,180	$270,494
Short-term investments	21,816	38,400
Receivables, net	436,907	468,928
Inventory	12,595	10,096
Prepaid expenses and other	74,297	69,553
Deferred income taxes	5,617	1,402

Total current assets	876,412	858,873

Property and equipment, net	498,258	483,399
Software development costs, net	223,875	218,811
Goodwill	148,637	146,666
Intangible assets, net	46,673	51,925
Long-term investments	99,600	105,300
Other assets	15,495	16,014

Total assets	$1,908,950	$1,880,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,950	$93,667
Current installments of long-term debt	30,290	30,116
Deferred revenue	110,245	107,554
Accrued payroll and tax withholdings	62,265	67,266
Other accrued expenses	31,375	42,620

Total current liabilities	320,125	341,223

Long-term debt	114,359	111,370
Deferred income taxes and other liabilities	105,594	100,546
Deferred revenue	13,151	15,554

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 81,218,738 shares issued at April 4, 2009 and 81,043,345 issued at January 3, 2009	812	810
Additional paid-in capital	498,951	491,080
Retained earnings	900,928	860,098
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss	(18,254)	(12,977)

Total Cerner Corporation stockholders’ equity	1,354,435	1,311,009

Noncontrolling interest	1,286	1,286

Total stockholders’ equity	1,355,721	1,312,295

Commitments
Total liabilities and stockholders’ equity	$1,908,950	$1,880,988

See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 4,	March 29,
	2009	2008
(In thousands, except per share data)
Revenues:
System sales	$100,189	$116,231
Support, maintenance and services	283,828	259,794
Reimbursed travel	8,305	8,740

Total revenues	392,322	384,765

Costs and expenses:
Cost of system sales	41,564	40,182
Cost of support, maintenance and services	15,662	15,452
Cost of reimbursed travel	8,305	8,740
Sales and client service	173,353	171,082
Software development (Includes amortization of software development costs of $13,049 and $11,017, respectively)	64,736	69,164
General and administrative	26,722	23,679

Total costs and expenses	330,342	328,299

Operating earnings	61,980	56,466

Other income (expense):
Interest income (expense), net	(321)	1,030
Other income (expense), net	204	(213)

Total other income (expense), net	(117)	817

Earnings before income taxes	61,863	57,283
Income taxes	(21,033)	(20,466)

Net earnings	$40,830	$36,817

Basic earnings per share	$0.51	$0.46

Basic weighted average shares outstanding	80,333	80,382

Diluted earnings per share	$0.49	$0.44

Diluted weighted average shares outstanding	82,857	83,529
See notes to condensed consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,830	$36,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,727	38,628
Share-based compensation expense	3,702	3,445
Provision for deferred income taxes	3,539	1,908
Income tax benefits related to stock option exercises	1,546	4,442
Excess tax benefits from share based compensation	(952)	(4,286)

Changes in assets and liabilities:
Receivables, net	32,120	(47)
Inventory	(2,537)	(2,396)
Prepaid expenses and other	(3,500)	(7,649)
Accounts payable	(5,109)	(11,665)
Accrued income taxes	(14,282)	(12,249)
Deferred revenue	386	250
Other accrued expenses	(644)	3,402

Total adjustments	56,996	13,784

Net cash provided by operating activities	97,826	50,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(32,342)	(25,916)
Purchase of land, buildings and improvements	(10,831)	(4,908)
Purchase of other intangibles	(1,969)	(247)
Payments related to business acquisitions	(3,529)	—
Purchases of investments	(18,859)	(75,960)
Maturities of investments	45,106	131,220
Capitalized software development costs	(18,288)	(17,105)

Net cash (used in) provided by investing activities	(40,712)	7,084

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(98)	(324)
Proceeds from excess tax benefits from share based compensation	952	4,286
Proceeds from exercise of options	2,861	5,870
Proceeds from sale of future receivables	101	4,476

Net cash provided by financing activities	3,816	14,308

Effect of exchange rate changes on cash	(6,244)	(4,398)

Net increase in cash and cash equivalents	54,686	67,595
Cash and cash equivalents at beginning of period	270,494	182,914

Cash and cash equivalents at end of period	$325,180	$250,509

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$39
Income taxes, net of refund	30,241	26,280
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Interim results as presented in this 10-Q are not necessarily indicative of the operating results for the entire year.
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

	Three Months Ended			Three Months Ended
	April 4, 2009			March 29, 2008
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$40,830	80,333	$0.51	$36,817	80,382	$0.46
Effect of dilutive securities:
Stock options	—	2,524		—	3,147

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$40,830	82,857	$0.49	$36,817	83,529	$0.44

Options to purchase 3.1 million and 1.8 million shares of common stock at per share prices ranging from $33.63 to $136.86 and $38.37 to $136.86 were outstanding at the three months ended April 4, 2009 and March 29, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(3) Stockholders’ Equity and Share-Based Compensation
Stock Option Plans
As of April 4, 2009, the Company had four stock option and equity plans in effect for associates. A summary of the stock option activity of the Company’s four stock option and equity plans as of April 4, 2009 and changes during the three months then ended is presented below:

	Three Months Ended April 4, 2009
		Weighted-
	Number	Average	Aggregate
Fixed Options	of Shares	Exercise Price	Intrinsic Value (1)
Outstanding at the beginning of the year	8,924,471	$27.25
Granted	239,200	36.84
Exercised	(175,393)	16.31
Forfeited or expired	(31,305)	36.48

Outstanding at April 4, 2009	8,956,973	$27.69	$151,576,543

Options exercisable at April 4, 2009	5,851,821	$20.36	$135,401,467

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of April 4, 2009.
The weighted average grant date fair value of stock options granted during the first three months of 2009 and 2008 was $20.76 and $22.14, respectively. The total intrinsic value of stock options exercised during the first three months of 2009 and 2008 was $4.2 million and $11.9 million, respectively. The Company issues new shares to satisfy option exercises.
As of April 4, 2009, there was $44.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock option and nonvested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.87 years.
Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, under which associates may purchase shares of our common stock based on a percentage of their compensation, but not greater than 20% of their earnings, up to a maximum annual limitation determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the purchase period. The purchase of the Company’s Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. Under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
Share-Based Compensation
We apply the provisions of SFAS 123(R) for share-based awards granted to associates and directors including associate stock option awards and associate stock purchases made under our ASPP using the estimated grant date fair market value method of accounting in accordance with SFAS No. 123(R). Amounts recognized in the condensed consolidated financial statements with respect to share-based compensation were as follows:

	Three Months Ended	Three Months Ended
	April 4, 2009	March 29, 2008
(In thousands)
Total cost of share-based payments for the period	$4,094	$3,771
Amounts capitalized in software development costs	(174)	(209)

Amounts charged against earnings, before income tax benefit	$3,920	$3,562

Amount of related income tax benefit recognized in earnings	$1,460	$1,327

Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in privately-negotiated purchase. There were no shares repurchased by the Company during the three months ended April 4, 2009.
(4) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2. This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. On October 10, 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active. FSP No. FAS 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy.
On December 30, 2007, the Company adopted the provisions of SFAS 157, “Fair Value Measurements,” except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2. On January 4, 2009, the Company fully adopted SFAS No. 157 to include all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The nonfinancial assets and liabilities within the scope of FSP 157-2, which includes goodwill and nonfinancial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment) and, therefore, are not included in the table below.
The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

			Fair Value Measurements at Reporting Date Using
(In thousands)			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Balance Sheet	April 4,	Assets	Inputs	Inputs
Description	Classification	2009	(Level 1)	(Level 2)	(Level 3)
Certificates of deposit	Short-term investments	$21,816	$—	$21,816	$—
Auction rate securities	Long-term investments	86,031	—	—	86,031
Put-like feature	Long-term investments	13,569	—	—	13,569

Total		$121,416	$—	$21,816	$99,600

Refer to Note (7) for a comprehensive description of these assets.
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 at April 4, 2009:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended April 4, 2009

(In thousands)
Balance at January 3, 2009	$105,300
Redemptions at par	(5,700)
Unrealized gain on auction rate securities included in earnings	6,290
Unrealized loss on put-like feature included in earnings	(6,290)
Balance at April 4, 2009	$99,600

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

(In thousands)	April 4, 2009	January 3, 2009
Accounts receivable, net of allowance	$276,450	$327,914
Contracts receivable	160,457	141,014

Total receivables, net	$436,907	$468,928

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At April 4, 2009 and January 3, 2009, the allowance for estimated uncollectible accounts was $18.0 million and $18.1 million, respectively.
During the second quarter of 2008, Fujitsu Services Limited’s (“Fujitsu”) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by NHS. This had the effect of automatically terminating the Company’s subcontract for the project. At April 4, 2009, more than 10 percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts, which comprise the receivables and are working to resolve these issues based on processes provided for in the contract. While uncertainties exist related to the ultimate collectability of the receivables, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
During the first three months of 2009 and 2008, the Company received total client cash collections of $457.7 million and $426.5 million, respectively, of which $10.2 million and $19.8 million were received from third party arrangements with non-recourse payment assignments.
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
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	April 4, 2009		January 3, 2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period (Yrs)	Amount	Amortization	Amount	Amortization
(In thousands)
Purchased software	5.0	$82,344	$55,186	$83,302	$53,233
Customer lists	5.0	55,496	43,066	55,553	40,604
Patents	17.0	7,737	1,284	7,491	1,275
Non-compete agreements	3.0	1,204	572	2,011	1,320

Total	5.62	$146,781	$100,108	$148,357	$96,432

Aggregate amortization expense for the three months ended April 4, 2009 and March 29, 2008 was $4.7 million and $5.2 million, respectively. Estimated aggregate amortization expense for the remainder of the current year and each of the next four years is as follows:

(In thousands)
For the remaining nine months:	2009	$14,681
For year ended:	2010	8,851
	2011	6,956
	2012	3,859
	2013	2,107
The changes in the carrying amount of goodwill for the three months ended April 4, 2009 are as follows:

(In thousands)
Balance as of January 3, 2009	$146,666
Goodwill earnout payments for prior acquisitions	2,592
Foreign currency translation adjustments	(621)

Balance as of April 4, 2009	$148,637

(7) Investment Securities
As of April 4, 2009, the Company held investments in certificates of deposit, the majority of which are insured by the Federal Deposit Insurance Corporation (FDIC), and auction rate securities. Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on a par-in, par-out basis. In prior periods, the Company regularly liquidated its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of, and the yield on, alternative investments. Beginning in February 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. To date we have collected all interest receivable on our auction rate securities when due and expect to continue to do so in the future; however, the principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 13 to 30 years.
In August 2008, our broker agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. During the fourth quarter of 2008, the Company entered into a settlement agreement (the “Settlement Agreement”) with the investment firm that sold the Company the auction rate securities. Under the terms of the Settlement Agreement, the Company received the right to redeem the securities at par during a period from mid-2010 through mid-2012. Additionally, the Company has the option to obtain a loan, secured by such securities, at no net cost prior to the redemption period.
In conjunction with the execution of the Settlement Agreement, the Company transferred the auction rate securities from available-for-sale to trading securities. As trading securities, these investments are carried at fair value with changes recorded through earnings. At April 4, 2009, the Company held auction rate securities with a par value of $99.6 million and recognized an unrealized trading gain of $6.3 million in other income within the Condensed Consolidated Statements of Operations.
The Settlement Agreement is being accounted for as a put-like feature under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Accordingly, the feature is carried at fair value with changes recorded through earnings. The Company has valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. At April 4, 2009 the Company valued the put-like feature at $13.6 million and recognized an unrealized loss of $6.3 million for the three months ended April 4, 2009, which is included in other income within the Condensed Consolidated Statement of Operations. The Company anticipates that any future changes in the fair value of the put-like feature will be substantially offset by changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations.
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

(8) Income Taxes
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” clarifies how companies calculate and disclose uncertain tax positions. The Company classifies interest and penalties related to income taxes as income tax expense in its consolidated statement of operations.
During the first quarter of 2009, the Internal Revenue Service began an examination of the 2007 income tax return and continued to work through a refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns. We believe these examinations will not have a material effect on Cerner’s financial position, results of operations or liquidity.
It is reasonably possible that within the next 12 months we may decrease unrecognized tax benefits by approximately $1.2 million. Any settlement of those unrecognized tax benefits will affect the effective tax rate of the Company.
(9) Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes requirements for reporting and displaying of comprehensive income and its components. Total Comprehensive Income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom (U.K.), amounted to $35.6 million and $31.0 million for the three months ended April 4, 2009 and March 29, 2008, respectively. None of the items within Comprehensive Income, including net earnings, relate to noncontrolling interests.
As of April 4, 2009, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are being recognized as a component of accumulated other comprehensive income (loss). The following table represents the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheet and the unrealized loss on the net investment hedge recognized in accumulated other comprehensive income for the three months ended April 4, 2009:

			Gain / (Loss) Recognized in
		Carrying	Other Comprehensive Income
	Balance Sheet	Value as of	Three months ended
Derivatives designated under FAS 133	Classification	April 4, 2009	April 4, 2009
Net investment hedge	Short-term liabilities	$13,780	$(171)
Net investment hedge	Long-term liabilities	82,680	(1,024)

Total net investment hedge		$96,460	$(1,195)

The Company recognizes foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. The Company realized foreign currency gains of $5.5 million and $5.6 million during the three months ended April 4, 2009 and March 29, 2008, respectively.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended April 4, 2009 and March 29, 2008.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended April 4, 2009
Revenues	$323,173	$69,149	$—	$392,322

Cost of revenues	54,462	11,069	—	65,531
Operating expenses	89,777	32,361	142,673	264,811

Total costs and expenses	144,239	43,430	142,673	330,342

Operating earnings	$178,934	$25,719	$(142,673)	$61,980

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 29, 2008
Revenues	$319,004	$65,681	$80	$384,765

Cost of revenues	56,518	7,836	20	64,374
Operating expenses	89,048	38,475	136,402	263,925

Total costs and expenses	145,566	46,311	136,422	328,299

Operating earnings	$173,438	$19,370	$(136,342)	$56,466

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
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; risks associated with the ongoing adverse financial market environment and uncertainty in global economic conditions; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in the Company’s other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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

Cerner’s fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 15% or more. This growth has also created a very strategic footprint in healthcare, with Cerner® solutions licensed by over 8,000 facilities, including approximately 2,100 hospitals; 3,300 physician practices with over 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 600 home health facilities; and 1,500 retail pharmacies. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current HIT partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, HealtheSM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we expect continued strong revenue contributions from the sale of our solutions and services outside of the U.S. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
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
Results Overview
The Company delivered strong levels of earnings and cash flows in the first quarter of 2009. New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services (hosting of software in the Company’s data center), in the first quarter of 2009 was $332.8 million. First quarter 2009 bookings decreased 4% over first quarter 2008’s bookings of $346.6 million. Revenues for the first quarter of 2009 increased 2% to $392.3 million compared to $384.8 million in the year-ago quarter. The year-over-year decline in bookings and low revenue growth in the first quarter are largely attributable to the challenging economic conditions, which led to a lower level of purchasing activity.
First quarter 2009 net earnings were $40.8 million, and diluted earnings per share were $0.49. First quarter 2008 net earnings were $36.8 million and diluted earnings per share were $0.44. First quarter 2009 and 2008 net earnings and diluted earnings per share reflect the impact of SFAS No. 123(R), “Share-Based Payments,” which requires the expensing of stock options. Share-based compensation expense reduced first quarter 2009 net earnings and diluted earnings per share by $2.5 million and $0.03, respectively, and first quarter 2008 earnings and diluted earnings per share by $2.2 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, including leveraging R&D investments and becoming more efficient at selling solutions and providing support and services to our clients. Our first quarter 2009 operating margin was 16%, which is 90 basis points higher than the year-ago quarter. We remain on target with our long-term goal of achieving 20% operating margins.

The Company had strong cash collections of receivables of $458 million in the first quarter of 2009 compared to $427 million in the first quarter of 2008. Days sales outstanding increased to 102 days compared to 92 days in the first quarter of 2008, primarily due to a larger year-over-year increase in accounts receivable than revenue, with the year-over-year receivables growth partially attributable to the billed and unbilled receivables related to our work with Fujitsu in the U.K. Operating cash flows for the first quarter of 2009 were strong at $98 million compared to $51 million in the first quarter of 2008.
Healthcare Information Technology Market
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
Another positive for the U.S. healthcare and the HIT industry is the fact that the Obama administration appears likely to follow through on campaign commitments to pursue broad healthcare reform aimed at improving healthcare’s systemic issues. The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $35 billion of incentives to help healthcare organizations modernize operations through the acquisition and wide-spread use of HIT. While Cerner does not expect an immediate boost from these HIT provisions, the longer-term potential could be significant. Our large footprint in hospitals and physician practices, together with our proven ability to deliver value, positions us well to benefit from these incentives.
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

Results of Operations
Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008.
The Company’s net earnings increased 11% to $40.8 million in the three-month period ended April 4, 2009 from $36.8 million for the three-month period ended March 29, 2008. First quarter 2009 and 2008 net earnings include the impact of SFAS No. 123(R), which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the first quarter of 2009 and 2008 by $2.5 million, net of $1.5 million tax benefit, and $2.2 million, net of $1.3 million tax benefit, respectively.
Revenues increased 2% to $392.3 million for the three-month period ended April 4, 2009 from $384.8 million for the three-month period ended March 29, 2008. The revenue composition for the first quarter of 2009 was $100.2 million in system sales, $124.5 million in support and maintenance, $159.3 million in services and $8.3 million in reimbursed travel.
•	System sales revenues decreased 14% to $100.2 million for the three-month period ended April 4, 2009 from $116.2 million for the same period in 2008. Included in system sales are revenues from the sale of software, hardware, sublicensed software, deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in system sales was driven by a reduction in licensed software sales related to the impact of the challenging economic conditions on our client base.

•	Support, maintenance and services revenues increased 9% to $283.8 million during the first quarter of 2009 from $259.8 million during the same period in 2008. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first quarter of 2009 and 2008.

	Three Months Ended	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008

Support and maintenance revenues	$124,493	$107,891
Services revenues	159,335	151,903

Total support, maintenance and services revenues	$283,828	$259,794

The $16.6 million, or 15%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium® applications, implementing them at client sites, and initiating billing for support and maintenance fees. The $7.4 million, or 5%, increase in services revenue was attributable to growth in the CernerWorksTM managed services.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 7% in the first quarter of 2009 compared to the first quarter of 2008. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008

Contract backlog	$2,980,990	$2,790,642
Support and maintenance backlog	584,270	555,665

Total backlog	$3,565,260	$3,346,307

•	The cost of revenues was 17% of total revenues in the first quarter of 2009 and 2008. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription

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

•	Total operating expenses increased 0.3% to $264.8 million in the first quarter of 2009, compared with $263.9 million for the same period in 2008. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008

Sales and client service expenses	$1,709	$1,835
Software development expense	1,150	776
General and administrative expenses	1,061	951

Total stock-based compensation expense	$3,920	$3,562

•	Sales and client service expenses as a percent of total revenues were 44% in the first quarter of 2009 and 2008. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business, and trade show and advertising costs.

•	Total expense for software development decreased 6% to $64.7 million for the first quarter of 2009 compared to $69.2 million for the same period in 2008. The decrease was primarily the result of an overall reduction of personnel costs that occurred throughout 2008. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium® platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008

Software development costs	$69,975	$75,169
Capitalized software costs	(18,114)	(16,787)
Capitalized costs related to share-based payments	(174)	(235)
Amortization of capitalized software costs	13,049	11,017

Total software development expense	$64,736	$69,164

•	General and administrative expenses as a percent of total revenues were 7% in the first quarter of 2009 as compared to 6% for the same period in 2008. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share based payments. The Company realized foreign currency gains of $5.5 million and $5.6 million during the three months ended April 4, 2009 and March 29, 2008, respectively.
Net interest expense was $0.3 million in the first quarter of 2009 compared to net interest income of $1.0 million in the first quarter of 2008. This decrease is primarily due to a decline in investment returns.
The Company’s effective tax rate for the first quarter of 2009 and 2008 was 34% and 36%, respectively. This decrease is primarily due to the extension of the research and development tax credit enacted in the fourth quarter of 2008 for both the 2008 and 2009 tax years. The decrease in the effective rate can also be attributed to stronger income levels from global regions that have lower statutory tax rates.

Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the three months ended April 4, 2009 and March 29, 2008:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended April 4, 2009
Revenues	$323,173	$69,149	$—	$392,322

Cost of revenues	54,462	11,069	—	65,531
Operating expenses	89,777	32,361	142,673	264,811

Total costs and expenses	144,239	43,430	142,673	330,342

Operating earnings	$178,934	$25,719	$(142,673)	$61,980

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended March 29, 2008
Revenues	$319,004	$65,681	$80	$384,765

Cost of revenues	56,518	7,836	20	64,374
Operating expenses	89,048	38,475	136,402	263,925

Total costs and expenses	145,566	46,311	136,422	328,299

Operating earnings	$173,438	$19,370	$(136,342)	$56,466

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
Operating earnings increased 3% for the quarter ended April 4, 2009, compared to the quarter ended March 29, 2008.
•	Revenue increased 1% in the first quarter of 2009, compared to the same period in 2008. This increase was primarily driven by growth in managed services and support and maintenance, which was partially offset by a decrease in system sales.

•	Cost of revenues was 17% of total Domestic revenue in the first quarter of 2009, compared to 18% in the first quarter of 2008.

•	Operating expenses increased 1% for the three months ended April 4, 2009, as compared to the prior year period.

Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, and the United Arab Emirates.
Operating earnings increased 33% for the quarter ended April 4, 2009, compared to the quarter ended March 29, 2008. A portion of the increase during this period can be attributed to margin recognized on the contract related to the Company’s participation in the NHS initiative to automate clinical processes and digitize medical records in England. The Company began recognizing margin related to these arrangements in the fourth quarter of 2008.
•	Revenues increased 5% to $69.1 million in the first quarter of 2009 from $65.7 million in 2008. This increase was primarily driven by an increase in revenue in Europe and the Middle East.

•	Cost of revenues was 16% in the first quarter of 2009, compared with 12% in the same period of 2008. The higher cost of revenues in the first quarter of 2009 was driven by an increase in global hardware sales.

•	Operating expenses for the three months ended April 4, 2009 decreased 16% compared to the three months ended March 29, 2008, primarily due to a lower level of activity on the Company’s projects in England.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses increased by 5% in the first quarter of 2009 as compared to the same period in 2008. This increase was primarily due to increased general and administrative spending and other indirect spending that is not directly attributable to the Domestic or Global Segment.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents and short-term investments. As of April 4, 2009 the majority of the Company’s cash and cash equivalents consisted of money market funds and certificates of deposit. At April 4, 2009, the Company had cash and cash equivalents of $325.2 million, short-term investments of $21.8 million and working capital of $556.3 million compared to cash and cash equivalents of $270.5 million, short-term investments of $38.4 million and working capital of $517.7 million at January 3, 2009.
During the second quarter of 2008, Fujitsu Services Limited’s contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by NHS.  This had the effect of automatically terminating the Company’s subcontract for the project.  At April 4, 2009, more than 10 percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract.  The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts, which comprise the receivables and are working to resolve these issues based on processes provided for in the contract.  While uncertainties exist related to the ultimate collectability of the receivables, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
At April 4, 2009, the Company held auction rate securities with a par value of $99.6 million and an estimated fair value of $86.0 million. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by Cerner. These conditions persisted through the remainder of 2008 and into 2009. During the fourth quarter of 2008, the Company entered into a settlement agreement with the investment firm that sold the Company its auction rate securities. Under the terms of the settlement agreement, the Company received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The right to redeem the securities is being treated similar to a put option, which the Company has elected to measure under the fair value option of SFAS No. 159. At April 4, 2009, the Company’s valuation model resulted in an estimated fair value of $13.6 million for the value of the put-like settlement feature.
The Company anticipates that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations. For a more detailed discussion of the auction rate securities situation, please refer to Note (7) to the Consolidated Financial Statements. Cerner does not expect the auction failures to impact the Company’s ability to fund its working capital needs, capital expenditures or other business requirements.
Cash from Operating Activities
The Company generated cash of $97.8 million and $50.6 million from operations in the first quarters of 2009 and 2008, respectively. Cash flow from operations increased in the first quarter of 2009 due primarily to the increase in net earnings and decrease in working capital. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first quarters of 2009 and 2008, the Company received total client cash collections of $457.7 million and $426.5 million, respectively, of which 2% and 5% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 102 days at April 4, 2009, increasing from 92 days at March 29, 2008. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 15% in the first quarter of 2009 compared to the first quarter of 2008, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first quarter of 2009 consisted primarily of capital purchases of $43.1 million, which include $32.3 million of capital equipment and $10.8 million of land, buildings and improvements. Capitalized software development costs were $18.3 million in the first quarter of 2009. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $26.2 million in the first quarter of 2009. Cash used in investing activities in the first quarter of 2008 consisted primarily of capital purchases of $30.8 million, which includes $25.9 million of capital equipment and $4.9 million of land, buildings and improvements. Capitalized software development costs were $17.1 million. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $55.3 million in the first quarter of 2008.
Cash from Financing Activities
The Company’s financing activities for the first quarter of 2009 consisted primarily of proceeds from the exercise of stock options of $2.9 million and the excess tax benefits from share based compensation of $1.0 million. For the first three months of 2008 the Company’s financing activities consisted primarily of proceeds from the exercise of stock options of $5.9 million, the excess tax benefits from share based compensation of $4.3 million and sales of future receivables of $4.5 million.
The Company believes that its present cash position, together with cash generated from operations, short-term investments and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements for the remainder of 2009.
The effects of inflation on the Company’s business during the period discussed herein were minimal.

Recent Accounting Pronouncements
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 permitted delayed application of SFAS No. 157, “Fair Value Measurements,” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. On December 30, 2007, the Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP FAS 157-2. On January 4, 2009, the Company fully adopted SFAS 157 to include all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 to include all nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. For additional information, see Note (4) – Fair Value Measurements.
On January 4, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.
On January 4, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133” (SFAS 161), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements. For additional information, see Note (9) – Comprehensive Income.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In February 2009, the FASB approved FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the asset or liability will be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FIN No. 14, “Reasonable Estimation of the Amount of a Loss.” SFAS 141(R) is effective for fiscal years that begin after December 15, 2008. On January 4, 2009, the Company adopted of SFAS 141(R) and FSP FAS 141(R)-1, which did not have a material impact on the financial statements of the Company.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. On January 4, 2009, the Company adopted FSP 142-3, which did not have a material impact on the consolidated financial statements of the Company.
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. On January 4, 2009, the Company adopted FSP EITF 03-6-1, which did not have a material impact on the calculation of earnings per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
No material changes.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 6. Exhibits
(a) Exhibits

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION

Registrant

May 8, 2009	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer
(duly authorized officer and principal
financial [and accounting] officer)