Form 10-Q
period 2009-07-04
CERNER CORP /MO/
filed 2009-08-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☐      No ☑
There were 81,040,025 shares of Common Stock, $.01 par value, outstanding at July 30, 2009.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
(In thousands, except share data)	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$353,918	$270,494
Short-term investments	30,177	38,400
Receivables, net	444,699	468,928
Inventory	12,594	10,096
Prepaid expenses and other	90,463	69,553
Deferred income taxes	5,650	1,402

Total current assets	937,501	858,873

Property and equipment, net	501,066	483,399
Software development costs, net	228,629	218,811
Goodwill	149,251	146,666
Intangible assets, net	44,110	51,925
Long-term investments	99,150	105,300
Other assets	15,184	16,014

Total assets	$1,974,891	$1,880,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,039	$93,667
Current installments of long-term debt	25,477	30,116
Deferred revenue	111,935	107,554
Accrued payroll and tax withholdings	69,010	67,266
Other accrued expenses	38,318	42,620

Total current liabilities	303,779	341,223

Long-term debt	122,945	111,370
Deferred income taxes and other liabilities	105,901	100,546
Deferred revenue	14,013	15,554

Total Liabilities	546,638	568,693

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares	818	810
authorized, 81,769,917 shares issued at July 4, 2009 and 81,043,345 issued at January 3, 2009
Additional paid-in capital	518,949	491,080
Retained earnings	944,673	860,098
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss	(8,305)	(12,977)

Total Cerner Corporation stockholders’ equity	1,428,133	1,311,009

Noncontrolling interest	120	1,286

Total stockholders’ equity	1,428,253	1,312,295

Commitments
Total liabilities and stockholders’ equity	$1,974,891	$1,880,988

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
(In thousands, except per share data)
Revenues:
System sales	$114,302	$120,633	$214,491	$236,865
Support, maintenance and services	281,444	271,470	565,272	531,264
Reimbursed travel	8,060	10,697	16,365	19,436

Total revenues	403,806	402,800	796,128	787,565

Costs and expenses:
Cost of system sales	42,629	45,844	84,193	86,027
Cost of support, maintenance and services	16,200	15,245	31,862	30,697
Cost of reimbursed travel	8,060	10,697	16,365	19,436
Sales and client service	171,633	182,915	344,986	353,997
Software development	65,090	65,890	129,826	135,054
(Includes amortization of software development costs of $15,830 and $28,879 for the three and six months ended July 4, 2009; and $13,409 and $24,425 for the three and six months ended June 28, 2008.)
General and administrative	34,038	28,988	60,760	52,667

Total costs and expenses	337,650	349,579	667,992	677,878

Operating earnings	66,156	53,221	128,136	109,687

Other income (expense):
Interest income (expense), net	(146)	460	(467)	1,491
Other income (expense)	213	42	417	(171)

Total other income (expense), net	67	502	(50)	1,320

Earnings before income taxes	66,223	53,723	128,086	111,007
Income taxes	(22,478)	(18,436)	(43,511)	(38,903)

Net earnings	$43,745	$35,287	$84,575	$72,104

Basic earnings per share	$0.54	$0.44	$1.05	$0.90

Basic weighted average shares outstanding	80,691	80,618	80,512	80,500

Diluted earnings per share	$0.52	$0.42	$1.02	$0.86

Diluted weighted average shares outstanding	83,590	83,581	83,258	83,553
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 4,	June 28,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$84,575	$72,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,083	80,448
Share-based compensation expense	6,971	6,752
Provision for deferred income taxes	8,485	2,420
Income tax benefits related to stock option exercises	9,112	6,975
Excess tax benefits from share based compensation	(6,460)	(6,512)

Changes in assets and liabilities:
Receivables, net	31,990	(9,706)
Inventory	(2,484)	(2,879)
Prepaid expenses and other	(15,793)	(4,178)
Accounts payable	(35,906)	(3,467)
Accrued income taxes	(11,991)	(7,169)
Deferred revenue	1,801	1,036
Other accrued expenses	6,373	173

Total adjustments	81,181	63,893

Net cash provided by operating activities	165,756	135,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(53,498)	(46,865)
Purchase of land, buildings and improvements	(12,225)	(6,814)
Purchase of other intangibles	(5,982)	(895)
Payments related to business acquisitions	(3,529)	(3,181)
Purchases of investments	(33,998)	(75,960)
Maturities of investments	52,855	131,220
Capitalized software development costs	(38,588)	(35,238)

Net cash used in investing activities	(94,965)	(37,733)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(6,858)	(7,249)
Proceeds from excess tax benefits from share based compensation	6,460	6,512
Proceeds from exercise of options	12,809	10,442
Proceeds from sale of future receivables	101	4,655

Net cash provided by financing activities	12,512	14,360

Effect of exchange rate changes on cash	121	(4,143)

Net increase in cash and cash equivalents	83,424	108,481
Cash and cash equivalents at beginning of period	270,494	182,914

Cash and cash equivalents at end of period	$353,918	$291,395

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,282	$4,115
Income taxes, net of refund	37,876	31,168
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
During the second quarter of 2008, the Company finalized a settlement with a third party provider of software related to the use of the third party’s software in the Company’s remote hosting business. Second quarter 2008 net earnings and diluted earnings per share include the impact of the settlement, which increased sales and client service expense by $8.0 million and reduced net earnings by $5.0 million, or $.06 of diluted earnings per share. The settlement included compensation for the use of the software for periods prior to the second quarter of 2008, as well as compensation for licenses of the software for future use for existing and additional clients through January 2009. Based on a relative value allocation of the settlement amount, the amount attributable to the utilization of software for second quarter of 2008 and prior periods was $8.0 million, which was recognized in the second quarter of 2008.
Of the $8 million, the Company determined that approximately $5 million should have been recorded in prior periods, primarily 2005 through the first quarter of 2008. $3 million of the charge is a change of estimate appropriately recorded in the second quarter of 2008, but also primarily related to prior periods. The Company determined that the effect of this adjustment on prior annual and interim periods was not material to any previously reported results.
The Company has evaluated subsequent events through August 4, 2009, the date the financial statements were issued.
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

	Three Months Ended			Three Months Ended
	July 4, 2009			June 28, 2008
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$43,745	80,691	$0.54	$35,287	80,618	$0.44
Effect of dilutive securities:
Stock options	—	2,899		—	2,963

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$43,745	83,590	$0.52	$35,287	83,581	$0.42

Options to purchase 2.2 million and 2.4 million shares of common stock at per share prices ranging from $36.72 to $136.86 and $36.96 to $136.86 were outstanding at the three months ended July 4, 2009 and June 28, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Six Months Ended			Six Months Ended
	July 4, 2009			June 28, 2008
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$84,575	80,512	$1.05	$72,104	80,500	$0.90
Effect of dilutive securities:
Stock options	—	2,746		—	3,053

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$84,575	83,258	$1.02	$72,104	83,553	$0.86

Options to purchase 2.3 million and 2.1 million shares of common stock at per share prices ranging from $33.63 to $136.86 and $36.96 to $136.86 were outstanding at the six months ended July 4, 2009 and June 28, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Stockholders’ Equity and Share-Based Compensation
Stock Option Plans
As of July 4, 2009, the Company had four stock option and equity plans in effect for associates. A summary of the stock option activity of the Company’s four stock option and equity plans as of and for the six months ended July 4, 2009 is presented below:

	Six Months Ended July 4, 2009
		Weighted-
	Number	Average	Aggregate
Fixed Options	of Shares	Exercise Price	Intrinsic Value (1)
Outstanding at the beginning of the year	8,924,471	$27.25
Granted	810,470	47.98
Exercised	(710,072)	18.04
Forfeited or expired	(53,456)	39.21

Outstanding at July 4, 2009	8,971,413	$29.78	$275,583,878

Options exercisable at July 4, 2009	5,835,890	$22.03	$224,537,827

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of July 4, 2009.
The weighted average grant date fair value of stock options granted during the first six months of 2009 and 2008 was $25.88 and $24.22, respectively. The total intrinsic value of stock options exercised during the first six months of 2009 and 2008 was $24.4 million and $18.7 million, respectively. The Company issues new shares to satisfy option exercises.
As of July 4, 2009, there was $54.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock option and non-vested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.25 years.
Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, under which associates may purchase shares of our common stock based on a percentage of their compensation, but not greater than 20% of their earnings, up to a maximum annual limitation determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the purchase period. The purchase of the Company’s Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. Under Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment” (SFAS 123(R)), the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
Share-Based Compensation
We apply the provisions of SFAS 123(R) for share-based awards granted to associates and directors including associate stock option awards and associate stock purchases made under our ASPP using the estimated grant date fair market value method of accounting in accordance with SFAS 123(R). Amounts recognized in the condensed consolidated financial statements with respect to share-based compensation were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	July 4, 2009	June 28, 2008
Total cost of share-based payments for the period	$3,798	$3,663
Amounts capitalized in software development costs	(212)	(235)

Amounts charged against earnings, before income tax benefit	$3,586	$3,428

Amount of related income tax benefit recognized in earnings	$1,336	$1,277

	Six Months Ended	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008
Total cost of share-based payments for the period	$7,892	$7,435
Amounts capitalized in software development costs	(386)	(445)

Amounts charged against earnings, before income tax benefit	$7,506	$6,990

Amount of related income tax benefit recognized in earnings	$2,796	$2,604

Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in a privately-negotiated purchase. There were no shares repurchased by the Company during the six months ended July 4, 2009.
(4) Fair Value Measurements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1), which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009.
On April 5, 2009, the Company adopted the provisions of FSP 107-1 and APB 28-1. The Company classifies its long-term, fixed rate debt as a long-term liability on the balance sheet and estimates the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt, including current maturities, was approximately $151.7 million and the carrying value was $145.1 million at July 4, 2009. The estimated fair values and related assumptions used to estimate fair value of the Company’s cash equivalents, short-term investments and long-term investments are disclosed as part of the SFAS 157 disclosure below.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. On February 12, 2008, the FASB issued FSP SFAS 157-2 (FSP 157-2). This FSP deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. On October 10, 2008, the FASB issued FSP SFAS 157-3 (FSP 157-3), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 is effective for all periods presented in accordance with SFAS 157 and the Company has considered the guidance with respect to the valuation of its financial assets and their designation within the fair value hierarchy.
On December 30, 2007, the Company adopted the provisions of SFAS 157, except for portions related to the non-financial assets and liabilities within the scope of the deferral provided by FSP 157-2. On January 4, 2009, the Company fully adopted SFAS 157 to include all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The non-financial assets and liabilities within the scope of FSP 157-2, which include goodwill and non-financial long-lived assets, are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of July 4, 2009 there was no indication of impairment related to our non-financial assets and liabilities. Refer to Note (6) - Goodwill and Other Intangible Assets for further description of the inputs used to measure fair value of goodwill as part of the Company’s annual impairment test.
The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
(In thousands)	Balance Sheet	July 4,	Assets	Inputs	Inputs
Description	Classification	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash equivalents	$157,740	$157,740	$—	$—
Certificates of deposit	Short-term investments	20,078	—	20,078	—
Commercial paper	Short-term investments	6,486	—	6,486	—
Corporate bonds	Short-term investments	3,613	—	3,613	—
Auction rate securities	Long-term investments	89,123	—	—	89,123
Put-like feature	Long-term investments	10,027	—	—	10,027

Total		$287,067	$157,740	$30,177	$99,150

Refer to Note (7) for a comprehensive description of these assets. Our auction rate securities have been classified as Level 3 assets in accordance with SFAS 157, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation, including, but not limited to, assumptions involving the estimated holding periods for the auction rate securities, the estimated cash flows over those estimated lives, and the estimated discount rates, including the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined.
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at July 4, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended July 4, 2009

(In thousands)
Balance at April 4, 2009	$99,600
Redemptions at par	(450)
Unrealized gain on auction rate securities included in earnings	3,092
Unrealized loss on put-like feature included in earnings	(3,092)

Balance at July 4, 2009	$99,150

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended July 4, 2009

(In thousands)
Balance at January 3, 2009	$105,300
Redemptions at par	(6,150)
Unrealized gain on auction rate securities included in earnings	9,382
Unrealized loss on put-like feature included in earnings	(9,382)

Balance at July 4, 2009	$99,150

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

(In thousands)	July 4, 2009	January 3, 2009
Accounts receivable, net of allowance	$303,740	$327,914
Contracts receivable	140,959	141,014

Total receivables, net	$444,699	$468,928

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At July 4, 2009 and January 3, 2009, the allowance for estimated uncollectible accounts was $16.8 million and $18.1 million, respectively.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating the Company’s subcontract for the project. At July 4, 2009, more than 10 percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts which comprise the receivables, and the parties are working to resolve these issues based on processes provided for in the contract. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
During the first six months of 2009 and 2008, the Company received total client cash collections of $893.7 million and $852.4 million, respectively, of which $31.1 million and $48.8 million were received from third party arrangements with non-recourse payment assignments.

(6) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 inputs as defined in the fair value hierarchy. Refer to Note (4) — Fair Value Measurements for the definition of the levels in the fair value hierarchy as defined by SFAS 157. The inputs used to calculate the fair value included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. The Company’s most recent annual test of goodwill impairment indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	July 4, 2009		January 3, 2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization
Purchased software	5.0	$85,214	$57,845	$83,302	$53,233
Customer lists	5.0	55,561	45,710	55,553	40,604
Patents	13.0	7,664	1,346	7,491	1,275
Non-compete agreements	3.0	1,206	634	2,011	1,320

Total	5.4	$149,645	$105,535	$148,357	$96,432

Aggregate amortization expense for the six months ended July 4, 2009 and June 28, 2008 was $9.9 million and $9.7 million, respectively. Estimated aggregate amortization expense related to intangible assets as of July 4, 2009 for the remainder of the current year and each of the next four years is as follows:

(In thousands)
For the remaining six months:	2009	$9,949
For year ended:	2010	9,344
	2011	7,467
	2012	4,332
	2013	2,625
The changes in the carrying amount of goodwill for the six months ended July 4, 2009 are as follows:

(In thousands)
Balance as of January 3, 2009	$146,666
Goodwill earnout payments for prior acquisitions	2,500
Foreign currency translation adjustments	85

Balance as of July 4, 2009	$149,251

(7) Investment Securities
As of July 4, 2009, the Company held investments in money market funds, certificates of deposit (the majority of which are insured by the Federal Deposit Insurance Corporation (FDIC)), commercial paper, corporate bonds (which are rated as AA) and auction rate securities. Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on a par-in, par-out basis. In prior periods, the Company regularly liquidated its investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of, and the yield on, alternative investments. Beginning in February 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. To date we have collected all interest receivable on our auction rate securities when due and expect to continue to do so in the future; however, the principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from 13 to 30 years.
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
In conjunction with the execution of the Settlement Agreement, the Company transferred the auction rate securities from available-for-sale to trading securities. As trading securities, these investments are carried at fair value with changes recorded through earnings. At July 4, 2009, the Company held auction rate securities with a par value of $99.2 million and recognized unrealized trading gains of $3.1 million and $9.4 million for the three and six months then ended, respectively, in other income within the Condensed Consolidated Statements of Operations.
The Settlement Agreement is being accounted for as a put-like feature under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Accordingly, the feature is carried at fair value with changes recorded through earnings. The Company has valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. At July 4, 2009 the Company valued the put-like feature at $10.0 million and recognized unrealized losses of $3.1 million and $9.4 million for the three and six months then ended, respectively, which is included in other income within the Condensed Consolidated Statement of Operations. The Company anticipates that any future changes in the fair value of the put-like feature will be substantially offset by changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations.
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
(8) Income Taxes
FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” clarifies how companies calculate and disclose uncertain tax positions. The Company classifies interest and penalties related to income taxes as income tax expense in its consolidated statements of operations.

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
(9) Comprehensive Income
SFAS 130, “Reporting Comprehensive Income,” establishes requirements for reporting and displaying of comprehensive income and its components. Total comprehensive income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom (U.K.), amounted to $53.7 million and $36.1 million for the three months ended July 4, 2009 and June 28, 2008 and $89.2 million and $67.1 million for the six months ended July 4, 2009 and June 28, 2008, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of July 4, 2009, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are being recognized as a component of accumulated other comprehensive income (loss). The following table represents the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheet at July 4, 2009 and the unrealized loss, net of related income tax effects, on the net investment hedge recognized in accumulated other comprehensive income for the six months ended July 4, 2009:

			Net Gain / (Loss) Recognized in Other
			Comprehensive Income
	Balance Sheet	Carrying Value as	Three Months Ended	Six Months Ended
Derivatives designated under FAS 133	Classification	of July 4, 2009	July 4, 2009	July 4, 2009
Net investment hedge	Short-term liabilities	$15,166	$(870)	$(1,040)
Net investment hedge	Long-term liabilities	90,998	(5,220)	(6,244)

Total net investment hedge		$106,164	$(6,090)	$(7,284)

The Company recognizes foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. The Company realized foreign currency loss of $1.6 million and a gain of $0.2 million during the three months ended July 4, 2009 and June 28, 2008 and gains of $3.9 and $5.9 million during the six months ended July 4, 2009 and June 28, 2008, respectively.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended July 4, 2009 and June 28, 2008.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 4, 2009
Revenues	$336,617	$67,189	$—	$403,806

Cost of revenues	57,354	9,535	—	66,889
Operating expenses	91,082	32,160	147,519	270,761

Total costs and expenses	148,436	41,695	147,519	337,650

Operating earnings (loss)	$188,181	$25,494	$(147,519)	$66,156

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 28, 2008
Revenues	$317,954	$84,829	$17	$402,800

Cost of revenues	56,529	15,245	12	71,786
Operating expenses	86,506	39,635	151,652	277,793

Total costs and expenses	143,035	54,880	151,664	349,579

Operating earnings (loss)	$174,919	$29,949	$(151,647)	$53,221

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended July 4, 2009
Revenues	$659,790	$136,338	$—	$796,128

Cost of revenues	111,815	20,605		132,420
Operating expenses	182,460	64,521	288,591	535,572

Total costs and expenses	294,275	85,126	288,591	667,992

Operating earnings (loss)	$365,515	$51,212	$(288,591)	$128,136

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 28, 2008
Revenues	$636,940	$150,511	$114	$787,565

Cost of revenues	113,045	23,081	34	136,160
Operating expenses	174,533	77,493	289,692	541,718

Total costs and expenses	287,578	100,574	289,726	677,878

Operating earnings (loss)	$349,362	$49,937	$(289,612)	$109,687

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Cerner’s fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 15% or more. This growth has also created a very strategic footprint in healthcare, with Cerner® solutions licensed by over 8,000 facilities, including approximately 2,100 hospitals; 3,300 physician practices with over 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 600 home health facilities; and 1,500 retail pharmacies. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology (HIT) partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture and devices, HealtheSM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the U.S. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
Beyond our strategy for driving revenue growth, Cerner is also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	becoming more efficient at implementing our software by leveraging implementation tools and methodologies we have developed;

•	leveraging our investments in R&D by addressing new markets (i.e. non-U.S.) that do not require significant incremental R&D but can contribute significantly to revenue growth; and

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.
We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures.
Results Overview
The Company delivered good levels of earnings and cash flows in the second quarter of 2009. New business bookings revenue, which reflects the value of executed contracts for software, hardware and services, was $394.0 million in the second quarter of 2009. Second quarter 2009 bookings decreased 2.5% over second quarter 2008’s bookings of $404.2 million. Revenues for the second quarter of 2009 increased 0.2% to $403.8 million compared to $402.8 million in the year-ago quarter. The year-over-year decline in bookings and low revenue growth in the second quarter are largely attributable to the challenging economic conditions, which led to a lower level of purchasing activity by the Company’s existing and prospective clients.
Second quarter 2009 net earnings were $43.7 million and diluted earnings per share were $0.52. Second quarter 2008 net earnings were $35.3 million and diluted earnings per share were $0.42. Second quarter 2009 and 2008 net earnings and diluted earnings per share reflect the impact of SFAS 123(R), “Share-Based Payments,” which requires the expensing of stock options. Share-based compensation expense reduced second quarter 2009 net earnings and diluted earnings per share by $2.3 million and $0.03, respectively, and second quarter 2008 earnings and diluted earnings per share by $2.1 million and $0.03, respectively. Second quarter 2008 net earnings and diluted earnings per share were reduced by $5.0 million and $0.06, respectively, due to the impact of the third party supplier settlement as discussed in Note (1) of the Condensed Consolidated Financial Statements.
The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, including leveraging R&D investments and becoming more efficient at selling solutions and providing support and services to our clients. Our second quarter 2009 operating margin was 16.4%, which is 320 basis points higher than the year-ago quarter. We remain on target with our long-term goal of achieving 20% operating margins.

The Company had strong cash collections of receivables of $436 million in the second quarter of 2009 compared to $426 million in the second quarter of 2008. Days sales outstanding (DSO) was 100 days, which is down two days compared to 102 days in the first quarter of 2009. Operating cash flows for the second quarter of 2009 were strong at $67.9 million compared to $85 million in the second quarter of 2008. While operating cash flow is down compared to the second quarter of 2008, year-to-date operating cash flow in 2009 is more than 20 percent higher than the same period in 2008.
Healthcare Information Technology Market
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see some organizations doing fairly well operationally, but many are dealing with a reduction in their foundation investment portfolios caused by the general market decline. In addition, organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of many state governments.
The result of these challenges is that healthcare organizations are becoming more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. In the current environment, many HIT solutions are viewed as being more strategic to healthcare organizations than other possible purchases because the solutions offer quick return on investment. HIT solutions also play an important role in healthcare by improving safety, efficiency and reducing cost. And most healthcare providers also recognize that they must invest in HIT to meet current and future regulatory, compliance and government reimbursement requirements.
Overall, while the economy has certainly impacted and could continue to impact our business, we believe there are several macro trends that are good for the HIT industry. One example is the continued need to curb the growth of U.S. healthcare spending, which is estimated at more than $2 trillion or 17 percent of our Gross Domestic Product. In the U.S., politicians and policy makers agree that the current rate of growth of the cost of our healthcare system is unsustainable. Leaders of both political parties say the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs, citing a 2005 study by RAND Corp., which found that the widespread adoption of HIT in the U.S. could cut annual healthcare costs by $162 billion. Although policy experts have different opinions on the rates of HIT adoption and how quickly benefits can be realized, there seems to be consensus that HIT has the potential to contribute to significant cost savings.
Another positive for the U.S. healthcare and the HIT industry is the Obama administration’s continuing pursuit of broad healthcare reform aimed at improving healthcare’s systemic issues. The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $35 billion of incentives to help healthcare organizations modernize operations through the acquisition and wide-spread use of HIT. While Cerner does not expect an immediate boost from these HIT provisions, the longer-term potential could be significant. We believe our large footprint in hospitals and physician practices, together with our proven ability to deliver value, positions us well to benefit from these incentives.
It is also important to note that most other countries are also grappling with rising healthcare spending, safety concerns and inefficient care, a fact that creates a favorable international market for HIT solutions and related services.
In summary, while the current economic environment has impacted our business, we believe the fundamental value proposition of HIT remains intact, and the HIT industry will likely benefit from the increased recognition by healthcare providers and governments that HIT contributes to safer and more efficient healthcare.

Results of Operations
Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008.
The Company’s net earnings increased 24% to $43.7 million in the second quarter of 2009 from $35.3 million for the same period in 2008. Second quarter 2009 and 2008 net earnings include the impact of SFAS 123(R), which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the second quarter of 2009 and 2008 by $2.3 million, net of $1.3 million tax benefit, and $2.1 million, net of $1.3 million tax benefit, respectively. Second quarter 2008 net earnings were reduced by $5.0 million, net of $3.0 million tax benefit, due to the impact of the third party supplier settlement.
Revenues increased 0.2% to $403.8 million for the second quarter 2009 from $402.8 million for the same period in 2008. The revenue composition for the second quarter of 2009 was $114.3 million in system sales, $123.6 million in support and maintenance, $157.8 million in services and $8.1 million in reimbursed travel.
•	System sales revenues decreased 5.2% to $114.3 million for the second quarter of 2009 from $120.6 million for the same period in 2008. Included in system sales are revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in system sales was driven by a decline in technology resale, which has been pressured by the challenging economic conditions.

•	Support, maintenance and services revenues increased 3.7% to $281.4 million during the second quarter of 2009 from $271.4 million during the same period in 2008. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the second quarters of 2009 and 2008.

	Three Months Ended	Three Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Support and maintenance revenues	$123,650	$109,716
Services revenues	157,794	161,754

Total support, maintenance and services revenues	$281,444	$271,470

The $13.9 million, or 12.7%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium® applications, implementing them at client sites, and initiating billing for support and maintenance fees. The $3.9 million, or 2.4%, decrease in services revenue was attributable to a decline in professional services revenue, partially offset by growth in the CernerWorksTM managed services. The decline in professional services revenue is attributable to a lower level of billable headcount compared to the year-ago period.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 13.5% in the second quarter of 2009 compared to the same period in 2008. This increase was driven by new business bookings exceeding revenue taken from those bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	July 4, 2009	June 28, 2008

Contract backlog	$3,102,913	$2,734,436
Support and maintenance backlog	595,063	560,116

Total backlog	$3,697,976	$3,294,552

•	The cost of revenues was 16.6% of total revenues in the second quarter of 2009 and 17.8% in the same period of 2008. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. The lower cost of revenue compared to the prior period reflects a lower mix of hardware and sublicensed software revenue.

•	Total operating expenses decreased 2.5% to $270.8 million in the second quarter of 2009, compared with $277.8 million for the same period in 2008. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Sales and client service expenses	$1,377	$1,732
Software development expense	851	621
General and administrative expenses	1,358	1,075

Total stock-based compensation expense	$3,586	$3,428

•	Sales and client service expenses were $171.6 million, which as a percent of total revenues were 42.5%, in the second quarter of 2009 as compared to $182.9 million and 45.4%, respectively, in the same period of 2008. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business and trade show and advertising costs. The lower level of sales and client services expense is due to the third party supplier settlement in the second quarter of 2008 and a lower level of professional services expense in the second quarter of 2009.

•	Total expense for software development decreased 1.2% to $65.1 million for the second quarter of 2009 compared to $65.9 million for the same period in 2008. The decrease was primarily the result of ongoing efforts by the Company to control spending. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium® platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Software development costs	$69,561	$70,606
Capitalized software costs	(20,089)	(17,864)
Capitalized costs related to share-based payments	(212)	(261)
Amortization of capitalized software costs	15,830	13,409

Total software development expense	$65,090	$65,890

•	General and administrative expenses were $34.0 million, which as a percent of total revenues were 8.4%, in the second quarter of 2009 as compared to $29.0 million and 7.2%, respectively, for the same period in 2008. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The Company realized a foreign currency loss of $1.6 million and gain of $0.2 million during the second quarters of 2009 and 2008, respectively.

Net interest expense was $0.1 million in the second quarter of 2009 compared to net interest income of $0.5 million in the second quarter of 2008. The shift from net interest income to net interest expense is primarily due to a decline in investment returns.
The Company’s effective tax rate was 34% for the second quarters of 2009 and 2008.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the second quarters of 2009 and 2008:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended July 4, 2009
Revenues	$336,617	$67,189	$—	$403,806

Cost of revenues	57,354	9,535	—	66,889
Operating expenses	91,082	32,160	147,519	270,761

Total costs and expenses	148,436	41,695	147,519	337,650

Operating earnings (loss)	$188,181	$25,494	$(147,519)	$66,156

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended June 28, 2008
Revenues	$317,954	$84,829	$17	$402,800

Cost of revenues	56,529	15,245	12	71,786
Operating expenses	86,506	39,635	151,652	277,793

Total costs and expenses	143,035	54,880	151,664	349,579

Operating earnings (loss)	$174,919	$29,949	$(151,647)	$53,221

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
•	Revenue increased 5.9% in the second quarter of 2009, compared to the same period in 2008. This increase was primarily driven by growth in managed services and support and maintenance, which was partially offset by a decrease in professional services.

•	Cost of revenues was 17.0% of total Domestic revenue in the second quarter of 2009, compared to 17.8% in the same period in 2008.

•	Operating expenses increased 5.3% for the second quarter of 2009, as compared to the same period in 2008, which was primarily driven by growth in managed services expense.

•	Operating earnings increased 7.6% for the second quarter of 2009, compared to the same period in 2008.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France,

Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, and the United Arab Emirates.
•	Revenues decreased 20.8% to $67.2 million in the second quarter of 2009 from $84.8 million in the same period in 2008. This decrease was primarily driven by lower professional services and hardware revenue.

•	Cost of revenues was 14.2% in the second quarter of 2009, compared with 18.0% in the same period of 2008. The lower cost of revenues in the second quarter of 2009 was driven by a decrease in global hardware sales.

•	Operating expenses for the second quarter of 2009 decreased 18.9% compared to the same period in 2008, primarily due to a lower level of activity on the Company’s projects in England.

•	Operating earnings decreased 14.9% for the second quarter of 2009, compared to the same period in 2008. The decline in operating earnings was driven by the lower revenue levels, with the impact of the lower revenue partially offset by a lower cost of revenues and lower expenses.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses decreased by 2.7% in the second quarter of 2009 as compared to the same period in 2008. This decrease is due to higher than normal expenses in the second quarter of 2008 related to the third party supplier settlement.
Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008.
The Company’s net earnings increased 17.3% to $84.6 million in the first six months of 2009 from $72.1 million for the same period in 2008. The first six months of 2009 and 2008 net earnings include the impact of SFAS 123(R), which requires the expensing of stock options. Share-based compensation expense reduced net earnings in the first six months of 2009 and 2008 by $4.7 million, net of $2.8 million tax benefit, and $4.4 million, net of $2.6 million tax benefit, respectively. For the first six months of 2008, net earnings were reduced by $5.0 million, net of $3.0 million tax benefit, due to the impact of the third party supplier settlement.
Revenues increased 1.1% to $796.1 million in the first six months of 2009 from $787.6 million for the same period in 2008. The revenue composition for the first six months of 2009 was $214.5 million in system sales, $248.1 million in support and maintenance, $317.1 million in services and $16.4 million in reimbursed travel.
•	System sales revenues decreased 9.4% to $214.5 million in the first six months of 2009 from $236.9 million for the same period in 2008. Included in system sales are revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in system sales was driven by lower licensed software sales related to the impact of the challenging economic conditions on our end markets.

•	Support, maintenance and services revenues increased 6.4% to $565.3 million during the first six months of 2009 from $531.3 million during the same period in 2008. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first six months of 2009 and 2008.

	Six Months Ended	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Support and maintenance revenues	$248,143	$217,606
Services revenues	317,129	313,658

Total support, maintenance and services revenues	$565,272	$531,264

The $30.5 million, or 14.0%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium® applications, implementing them at client sites, and initiating billing for support and maintenance fees. The $3.5 million, or 1.1%, increase in services revenue was attributable to growth in the CernerWorksTM managed services, partially offset by a decline in professional services.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 13.5% in the first six months of 2009 compared to the same period in 2008. This increase was driven by new business bookings exceeding revenue taken from those bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	July 4, 2009	June 28, 2008

Contract backlog	$3,102,913	$2,734,436
Support and maintenance backlog	595,063	560,116

Total backlog	$3,697,976	$3,294,552

•	The cost of revenues was 16.6% of total revenues in the first six months of 2009 and 17.3% for the same period in 2008. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates has changed from period to period. The lower cost of revenue compared to the prior period reflects a lower mix of hardware and sublicensed software revenue.

•	Total operating expenses decreased 1.1% to $535.6 million in the first six months of 2009, compared with $541.7 million for the same period in 2008. Share-based compensation expense recognized pursuant to SFAS 123(R) impacted expenses as indicated below:

	Six Months Ended	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Sales and client service expenses	$3,086	$3,566
Software development expense	2,002	1,397
General and administrative expenses	2,418	2,027

Total stock-based compensation expense	$7,506	$6,990

•	Sales and client service expenses were $345.0 million, which as a percent of total revenues were 43.3%, in the first six months of 2009 as compared to $354.0 million and 44.9%, respectively, for the same period in 2008. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business, and trade show and advertising costs. The lower level of sales and client services expense is due to the third party supplier settlement in the second quarter of 2008 and a lower level of professional services expense in the first half of 2009.

•	Total expense for software development decreased 3.9% to $129.8 million for the first six months of 2009 compared to $135.1 million for the same period in 2008. The decrease was primarily the result of ongoing efforts by the Company to control spending. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium® platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Six Months Ended	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008

Software development costs	$139,536	$145,775
Capitalized software costs	(38,203)	(34,651)
Capitalized costs related to share-based payments	(386)	(495)
Amortization of capitalized software costs	28,879	24,425

Total software development expense	$129,826	$135,054

•	General and administrative expenses were $60.8 million, which as a percent of total revenues were 7.6%, in the first six months of 2009 as compared to $52.7 million and 6.7%, respectively, for the same period in 2008. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The Company realized foreign currency gains of $3.9 million and $5.9 million during the first six months of 2009 and 2008, respectively.
Net interest expense was $0.5 million in the first six months of 2009 compared to net interest income of $1.5 million in the first six months of 2008. The shift from net interest income to net interest expense is primarily due to a decline in investment returns.
The Company’s effective tax rate for the first six months of 2009 and 2008 was 34% and 35%, respectively. This decrease is primarily due to the extension of the research and development tax credit enacted in the fourth quarter of 2008 for both the 2008 and 2009 tax years.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the first six months ended 2009 and 2008:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended July 4, 2009
Revenues	$659,790	$136,338	$—	$796,128

Cost of revenues	111,815	20,605		132,420
Operating expenses	182,460	64,521	288,591	535,572

Total costs and expenses	294,275	85,126	288,591	667,992

Operating earnings (loss)	$365,515	$51,212	$(288,591)	$128,136

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended June 28, 2008
Revenues	$636,940	$150,511	$114	$787,565

Cost of revenues	113,045	23,081	34	136,160
Operating expenses	174,533	77,493	289,692	541,718

Total costs and expenses	287,578	100,574	289,726	677,878

Operating earnings (loss)	$349,362	$49,937	$(289,612)	$109,687

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
•	Revenue increased 3.6% in the first six months of 2009, compared to the same period in 2008. This increase was primarily driven by growth in managed services and support and maintenance, which was partially offset by a decrease in professional services.

•	Cost of revenues was 16.9% of total Domestic revenue in the first six months of 2009, compared to 17.7% for the same period in 2008.

•	Operating expenses increased 4.5% for the first six months of 2009, as compared to the same period in 2008, primarily driven by growth in managed services expenses.

•	Operating earnings increased 4.6% for first six months of 2009, compared to the same period in 2008.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, and the United Arab Emirates.
•	Revenues decreased 9.4% to $136.3 million in the first six months of 2009 from $150.5 million for the same period in 2008. This decrease was primarily driven by lower software and professional services revenue.

•	Cost of revenues was 15.1% in the first six months of 2009, compared with 15.3% in the same period of 2008.

•	Operating expenses for the first six months of 2009 decreased 16.7% compared to the same period in 2008, primarily due to a lower level of activity on the Company’s projects in England.

•	Operating earnings increased 2.6% for the first six months of 2009, compared to the same period in 2008. The increase in operating earnings was driven by the lower expense levels slightly more than offsetting the revenue decline.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses decreased by 0.4% in the first six months of 2009 as compared to the same period in 2008.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents (which consist of money market funds) and short-term investments. At July 4, 2009, the Company had cash of $196.2 million, cash equivalents of $157.7 million, short-term investments of $30.2 million and working capital of $633.7 million compared to cash of $199.5 million, cash equivalents of $71.0 million, short-term investments of $38.4 million and working capital of $517.7 million at January 3, 2009.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating the Company’s subcontract for the project. At July 4, 2009, more than 10 percent of total net receivables represent accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts which comprise the receivables, and the parties are working to resolve these issues based on processes provided for in the contract. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
At July 4, 2009, the Company held auction rate securities with a par value of $99.2 million and an estimated fair value of $89.1 million. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by Cerner. These conditions persisted through the remainder of 2008 and into 2009. During the fourth quarter of 2008, the Company entered into a settlement agreement with the investment firm that sold the Company its auction rate securities. Under the terms of the settlement agreement, the Company received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The right to redeem the securities is being treated similar to a put option, which the Company has elected to measure under the fair value option of SFAS 159. At July 4, 2009, the Company’s valuation model resulted in an estimated fair value of $10.0 million for the value of the put-like settlement feature.
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
Cash from Operating Activities
The Company generated cash of $165.8 million and $136.0 million from operations in the first six months of 2009 and 2008, respectively. Cash flow from operations increased in the first six months of 2009 due primarily to the increase in net earnings and non-cash charges related to depreciation and amortization. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first six months of 2009 and 2008, the Company received total client cash collections of $893.7 million and $852.4 million, respectively, of which 3.5% and 6%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 100 days at July 4, 2009, down from 102 days at April 4, 2009, and up from 90 days at June 28, 2008. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 14% in the first six months of 2009 compared to the first six months of 2008, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first six months of 2009 consisted primarily of capital purchases of $65.7 million, which include $53.5 million of capital equipment and $12.2 million of land, buildings and improvements. Capitalized software development costs were $38.6 million in the first six months of 2009. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $18.9 million in the first six months of 2009. Cash used in investing activities in the first six months of 2008 consisted primarily of capital purchases of $53.7 million, which includes $46.9 million of capital equipment and $6.8 million of land, buildings and improvements. Capitalized software development costs were $35.2 million. Cash was also provided by sales and maturities of short-term investments, net of purchases, of $55.3 million in the first six months of 2008.
Cash from Financing Activities
The Company’s financing activities for the first six months of 2009 consisted primarily of proceeds from the exercise of stock options of $12.8 million, the excess tax benefits from share based compensation of $6.5 million and repayment of debt of $6.9 million. For the first six months of 2008 the Company’s financing activities consisted primarily of proceeds from the exercise of stock options of $10.4 million, the excess tax benefits from share based compensation of $6.5 million, repayment of debt of $7.2 million and sales of future receivables of $4.7 million.
The Company believes that its present cash position, together with cash generated from operations, short-term investments and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements for the remainder of 2009.
The effects of inflation on the Company’s business during the period discussed herein were minimal.
Recent Accounting Pronouncements
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. On April 5, 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2, which did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments”, which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. On April 5, 2009, the Company adopted FSP 107-1 and APB 28-1, which did not have a material impact on the Company’s consolidated financial statements. For additional information, see Note (4) — Fair Value Measurements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP SFAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. On April 5, 2009, the Company adopted FSP SFAS 157-4, which did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS 165, “Subsequent Events”, which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. On April 5, 2009, the Company adopted SFAS 165, which did not have a material impact on the Company’s consolidated financial statements. For additional information, see Note (1) — Interim Statement Presentation & Accounting Policies.
In June 2009, the FASB issued FASB 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, which replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes The FASB Accounting Standards CodificationTM (the Codification) as the single official source of authoritative United States (US) Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the Securities and Exchange Commission (SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. On the effective date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009.
In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”, which amends the derecognition guidance in SFAS 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company does not believe it will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FIN 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company does not believe it will have a material impact on its consolidated financial statements.
In July 2009, the FASB re-issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which amends EITF 00-21 to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the guidance in EITF 08-1 and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. The Company is assessing the potential impact of EITF 08-1 on its financial position and results of operations.
In July 2009, the FASB issued EITF 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, which amends the scope of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. The Company is assessing the impact of EITF 09-3 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company uses a foreign-currency denominated debt instrument to reduce the Company’s foreign currency exposure in the U.K. As of July 4, 2009, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. Because the borrowing is denominated in pounds, the Company is exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income by approximately $6.6 million. Please refer to Note (9) to the Condensed Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

Item 4.	Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders
At the Company’s annual shareholders’ meeting held on May 22, 2009, Clifford W. Illig and William B. Neaves, Ph.D. were re-elected as Class II directors. Gerald E. Bisbee, Jr., PhD, John C. Danforth, Michael E. Herman, Neal L. Patterson and William D. Zollars continued as directors after the meeting.

	For	Withheld

Clifford W. Illig	71,494,717	785,123
William B. Neaves, Ph.D.	71,651,662	628,178
At the shareholders’ meeting, the appointment of KPMG LLP as independent registered public accounting firm of the Company for 2009 was ratified.

	For	Against	Abstain

KPMG LLP	71,380,943	776,660	122,236

Item 6.	Exhibits
(a)	Exhibits
31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
August 4, 2009	By:	/s/Marc G. Naughton
Date	Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)