Form 10-Q
period 2009-10-03
CERNER CORP /MO/
filed 2009-11-04
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 81,631,738 shares of Common Stock, $.01 par value, outstanding at October 30, 2009.

CERNER CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
(In thousands, except share data)	2009	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$367,972	$270,494
Short-term investments	66,678	38,400
Receivables, net	470,071	468,928
Inventory	12,532	10,096
Prepaid expenses and other	90,194	69,553
Deferred income taxes	5,162	1,402

Total current assets	1,012,609	858,873
Property and equipment, net	506,331	483,399
Software development costs, net	232,138	218,811
Goodwill	150,823	146,666
Intangible assets, net	40,059	51,925
Long-term investments	95,250	105,300
Other assets	14,492	16,014

Total assets	$2,051,702	$1,880,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,835	$93,667
Current installments of long-term debt	24,896	30,116
Deferred revenue	100,847	107,554
Accrued payroll and tax withholdings	62,861	67,266
Other accrued expenses	64,411	42,620

Total current liabilities	306,850	341,223

Long-term debt	118,927	111,370
Deferred income taxes and other liabilities	105,142	100,546
Deferred revenue	14,972	15,554

Total Liabilities	545,891	568,693

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares
authorized, 82,333,916 shares issued at October 3, 2009
and 81,043,345 issued at January 3, 2009	823	810
Additional paid-in capital	543,718	491,080
Retained earnings	993,067	860,098
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss	(3,915)	(12,977)

Total Cerner Corporation stockholders’ equity	1,505,691	1,311,009
Noncontrolling interest	120	1,286

Total stockholders’ equity	1,505,811	1,312,295

Commitments
Total liabilities and stockholders’ equity	$2,051,702	$1,880,988

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands, except per share data)	2009	2008	2009	2008
Revenues:
System sales	$118,325	$137,522	$332,816	$374,387
Support, maintenance and services	284,189	275,702	849,461	806,966
Reimbursed travel	6,901	9,504	23,266	28,940

Total revenues	409,415	422,728	1,205,543	1,210,293

Costs and expenses:
Cost of system sales	47,934	48,296	132,127	134,323
Cost of support, maintenance and services	14,644	14,517	46,506	45,215
Cost of reimbursed travel	6,901	9,504	23,266	28,940
Sales and client service	171,415	178,750	516,401	532,747
Software development	66,752	68,092	196,578	203,145
(Includes amortization of software development costs of $16,922 and $45,801for the three and nine months ended October 3, 2009; and $13,197 and $37,622 for the three and nine months ended September 27, 2008.)

General and administrative	31,059	35,818	91,819	88,485

Total costs and expenses	338,705	354,977	1,006,697	1,032,855

Operating earnings	70,710	67,751	198,846	177,438
Other income (expense):
Interest income (expense), net	180	428	(287)	1,919
Other income (expense), net	(3)	(221)	414	(392)

Total other income (expense), net	177	207	127	1,527

Earnings before income taxes	70,887	67,958	198,973	178,965
Income taxes	(22,493)	(22,944)	(66,004)	(61,847)

Net earnings	$48,394	$45,014	$132,969	$117,118

Basic earnings per share	$0.60	$0.56	$1.65	$1.45

Basic weighted average shares outstanding	81,225	80,782	80,750	80,594

Diluted earnings per share	$0.57	$0.54	$1.59	$1.40

Diluted weighted average shares outstanding	84,172	83,681	83,576	83,594
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$132,969	$117,118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137,620	123,731
Share-based compensation expense	11,491	10,576
Provision for deferred income taxes	7,864	1,374
Income tax benefits related to stock option exercises	18,722	9,543
Excess tax benefits from share based compensation	(13,583)	(8,786)

Changes in assets and liabilities:
Receivables, net	7,432	(51,359)
Inventory	(1,010)	(3,750)
Prepaid expenses and other	(13,081)	(12,074)
Accounts payable	(46,264)	(19,350)
Accrued income taxes	(7,101)	(6,579)
Deferred revenue	(8,966)	14,553
Other accrued expenses	13,065	8,622

Total adjustments	106,189	66,501

Net cash provided by operating activities	239,158	183,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment	(72,235)	(63,847)
Purchase of land, buildings and improvements	(17,628)	(9,802)
Purchase of other intangibles	(8,916)	(1,587)
Payments related to business acquisitions	(3,529)	(5,720)
Purchases of investments	(89,176)	(366,353)
Maturities of investments	75,449	306,920
Capitalized software development costs	(58,698)	(52,337)

Net cash used in investing activities	(174,733)	(192,726)

CASH FLOWS FROM FINANCING ACTIVITES:
Repayment of long-term debt	(7,065)	(8,354)
Proceeds from excess tax benefits from share based compensation	13,583	8,786
Proceeds from exercise of options	24,637	14,380
Proceeds from sale of future receivables	1,888	5,205
Purchase of treasury stock	—	(4,440)

Net cash provided by financing activities	33,043	15,577

Effect of exchange rate changes on cash	10	(7,126)

Net increase (decrease) in cash and cash equivalents	97,478	(656)
Cash and cash equivalents at beginning of period	270,494	182,914

Cash and cash equivalents at end of period	$367,972	$182,258

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,317	$5,684
Income taxes, net of refund	40,179	52,347
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
The Company has evaluated subsequent events through November 4, 2009, the date the financial statements were issued.
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

	Three Months Ended			Three Months Ended
	October 3, 2009			September 27, 2008
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$48,394	81,225	$0.60	$45,014	80,782	$0.56
Effect of dilutive securities:
Stock options	—	2,947		—	2,899

Diluted earnings per share:
Income available to common stockholders

including assumed conversions	$48,394	84,172	$0.57	$45,014	83,681	$0.54

Options to purchase 1.2 million and 2.5 million shares of common stock at per share prices ranging from $42.92 to $136.86 and $40.22 to $136.86 were outstanding at the three months ended October 3, 2009 and September 27,

2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine Months Ended			Nine Months Ended
	October 3, 2009			September 27, 2008
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$132,969	80,750	$1.65	$117,118	80,594	$1.45
Effect of dilutive securities:
Stock options	—	2,826		—	3,000

Diluted earnings per share:
Income available to common stockholders

including assumed conversions	$132,969	83,576	$1.59	$117,118	83,594	$1.40

Options to purchase 2.1 million and 2.2 million shares of common stock at per share prices ranging from $36.72 to $136.86 and $36.96 to $136.86 were outstanding at the nine months ended October 3, 2009 and September 27, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(3) Stockholders’ Equity and Share-Based Compensation
Stock Option Plans
As of October 3, 2009, the Company had four stock option and equity plans in effect for associates. A summary of the stock option activity of the Company’s four stock option and equity plans as of and for the nine months ended October 3, 2009 is presented below:

	Nine Months Ended October 3, 2009
		Weighted-
	Number	Average	Aggregate
Fixed Options	of Shares	Exercise Price	Intrinsic Value (1)

Outstanding at the beginning of the year	8,924,471	$27.25
Granted	816,970	48.09
Exercised	(1,274,071)	19.34
Forfeited or expired	(65,573)	40.09

Outstanding at October 3, 2009	8,401,797	$30.38	$353,897,441

Options exercisable at October 3, 2009	5,432,887	$22.44	$271,958,792

(1)	The intrinsic value of stock options outstanding represents the amount that would have been received by the option holders had all option holders exercised their stock options as of October 3, 2009.
The weighted average grant date fair value of stock options granted during the first nine months of 2009 and 2008 was $25.94 and $24.23, respectively. The total intrinsic value of stock options exercised during the first nine months of 2009 and 2008 was $50.2 million and $25.6 million, respectively. The Company issues new shares to satisfy option exercises.
As of October 3, 2009, there was $49.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock option and non-vested share awards) granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.15 years.

Associate Stock Purchase Plan
The Company established an Associate Stock Purchase Plan (ASPP) in 2001, under which associates may purchase shares of our common stock based on a percentage of their compensation, but not greater than 20% of their earnings, up to a maximum annual limitation determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the purchase period. The purchase of the Company’s Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. The difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense to the Company.
Share-Based Compensation
Share-based compensation consists of the cost for share-based awards granted to associates and directors, as well as the cost of stock purchases made under our ASPP. Compensation cost for stock option awards is determined using the estimated grant date fair market value method of accounting. Amounts recognized in the condensed consolidated financial statements with respect to share-based compensation were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Total cost of share-based payments for the period	$4,937	$4,107
Amounts capitalized in software development costs	(232)	(227)

Amounts charged against earnings, before income tax benefit	$4,705	$3,880

Amount of related income tax benefit recognized in earnings	$1,753	$1,445

	Nine Months Ended	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Total cost of share-based payments for the period	$12,829	$11,541
Amounts capitalized in software development costs	(618)	(671)

Amounts charged against earnings, before income tax benefit	$12,211	$10,870

Amount of related income tax benefit recognized in earnings	$4,549	$4,049

Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in a privately-negotiated purchase. There were no shares repurchased by the Company during the nine months ended October 3, 2009.
(4) Fair Value Measurements
The Company determines fair value measurements used in its condensed consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value on a recurring basis within the fair value hierarchy at October 3, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
(In thousands)	Balance Sheet	October 3,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	Classification	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	Cash equivalents	$133,718	$133,718	$—	$—
Certificates of deposit	Cash equivalents	6,056	—	6,056	—
Certificates of deposit	Short-term investments	5,258	—	5,258	—
Commercial paper	Short-term investments	6,486	—	6,486	—
Corporate bonds	Short-term investments	54,933	—	54,933	—
Auction rate securities	Long-term investments	87,148	—	—	87,148
Put-like feature	Long-term investments	8,102	—	—	8,102

Total		$301,701	$133,718	$72,733	$95,250

Refer to Note (7) for a comprehensive description of these assets. Our auction rate securities have been classified as Level 3 assets within the fair value hierarchy, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation, including, but not limited to, assumptions involving the estimated holding periods for the auction rate securities, the estimated cash flows over those estimated lives, and the estimated discount rates, including the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined.
The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 3, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended	Nine Months Ended
(In thousands)	October 3, 2009	October 3, 2009

Beginning Balance	$99,150	$105,300
Redemptions at par	(3,900)	(10,050)
Unrealized gain on auction rate securities included in earnings	1,924	11,757
Unrealized loss on put-like feature included in earnings	(1,924)	(11,757)

Balance at October 3, 2009	$95,250	$95,250

The Company classifies its long-term, fixed rate debt as a long-term liability on the balance sheet and estimates the fair value using a discounted cash flow analysis based on the Company’s current borrowing rates for debt with similar maturities. The fair value of the Company’s long-term debt, including current maturities, was approximately $154.3 million and the carrying value was $142.6 million at October 3, 2009.

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

(In thousands)	October 3, 2009	January 3, 2009

Accounts receivable, net of allowance	$304,932	$327,914
Contracts receivable	165,139	141,014

Total receivables, net	$470,071	$468,928

The Company performs ongoing credit evaluations of its clients and generally does not require collateral from its clients. The Company provides an allowance for estimated uncollectible accounts based on specific identification, historical experience and management’s judgment. At October 3, 2009 and January 3, 2009, the allowance for estimated uncollectible accounts was $17.2 million and $18.1 million, respectively.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating the Company’s subcontract for the project. At October 3, 2009, more than 10 percent of total net receivables are comprised of accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts which comprise the receivables, and the parties are working to resolve these issues based on processes provided for in the contract. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
During the first nine months of 2009 and 2008, the Company received total client cash collections of $1,304.3 million and $1,288.5 million, respectively, of which $54.0 million and $72.1 million were received from third party arrangements with non-recourse payment assignments.
(6) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 inputs as defined in the fair value hierarchy. Refer to Note (4) — Fair Value Measurements for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. The Company’s most recent annual test of goodwill impairment indicated that goodwill was not impaired.
The Company’s intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization and are summarized as follows:

	Weighted-Average	October 3, 2009		January 3, 2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$86,276	$60,788	$83,302	$53,233
Customer lists	5.0	55,638	48,372	55,553	40,604
Patents	13.0	8,349	1,556	7,491	1,275
Non-compete agreements	3.0	1,208	696	2,011	1,320

Total	5.4	$151,471	$111,412	$148,357	$96,432

Aggregate amortization expense for the nine months ended October 3, 2009 and September 27, 2008 was $15.4 million and $14.2 million, respectively. Estimated aggregate amortization expense related to intangible assets as of October 3, 2009 for the remainder of the current year and each of the next four years is as follows:

(In thousands)
For the remaining three months:	2009	$5,086
For year ended:	2010	9,937
	2011	8,032
	2012	4,893
	2013	3,147
The changes in the carrying amount of goodwill for the nine months ended October 3, 2009 are as follows:

(In thousands)
Balance as of January 3, 2009	$146,666
Goodwill earnout payments for prior acquisitions	3,230
Foreign currency translation adjustments	927

Balance as of October 3, 2009	$150,823

(7) Investment Securities
As of October 3, 2009, the Company held investments in money market funds, certificates of deposit (the majority of which are insured by the Federal Deposit Insurance Corporation (FDIC)), commercial paper, corporate bonds (which are rated as AA) and auction rate securities. Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.
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
In conjunction with the execution of the Settlement Agreement, the Company transferred the auction rate securities from available-for-sale to trading securities. As trading securities, these investments are carried at fair value with changes recorded through earnings. At October 3, 2009, the Company held auction rate securities with a par value of $95.3 million and recognized unrealized trading gain of $1.9 million and gain of $11.8 million for the three and nine months then ended, respectively, in other income within the Condensed Consolidated Statements of Operations.
The Settlement Agreement is being accounted for as a put-like feature and is carried at fair value with changes recorded through earnings. The Company has valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. At October 3, 2009 the Company valued the put-like feature at $8.1 million and recognized unrealized loss of $1.9 million and loss of $11.8 million for the three and nine months then ended, respectively, which is included in other income within the Condensed Consolidated Statement of Operations. The Company anticipates that any future changes in the fair value of the put-like feature will be substantially offset by changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations.
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
(8) Income Taxes
The Company determines the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. The Company classifies interest and penalties associated with unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations.
During the third quarter of 2009, the Internal Revenue Service completed its examination of the 2007 income tax return and refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns. As a result of the audit, the Company decreased its unrecognized tax benefits. Furthermore, the Company booked additional tax expense during the quarter relating to adjustments from prior period tax returns. The impact to any one of these tax years was not material. The net effect of these two adjustments resulted in a decrease of the effective tax rate for the quarter.
The Company does not anticipate any settlements of the remaining unrecognized tax benefits within the next 12 months.
(9) Comprehensive Income

Total comprehensive income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of the Company’s net investment in the United Kingdom (U.K.), amounted to $52.8 million and $37.7 million for the three months ended October 3, 2009 and September 27, 2008 and $142.0 million and $104.8 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of October 3, 2009, the Company designated all of its Great Britain Pound (GBP) denominated long-term debt (65,000,000 GBP) as a net investment hedge of its U.K. operations. The objective of the hedge is to reduce the Company’s foreign currency exposure in the U.K. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are being recognized as a component of accumulated other comprehensive income (loss). The following table represents the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheet at October 3, 2009 and the unrealized loss, net of related income tax effects, on the net investment hedge recognized in accumulated other comprehensive income for the nine months ended October 3, 2009:

			Net Gain / (Loss) Recognized in Other
			Comprehensive Income
(In thousands)	Balance Sheet	Carrying Value as	Three Months Ended	Nine Months Ended
Derivatives designated	Classification	of October 3, 2009	October 3, 2009	October 3, 2009
Net investment hedge	Short-term liabilities	$14,806	$226	$(815)
Net investment hedge	Long-term liabilities	88,836	1,356	(4,887)

Total net investment hedge		$103,642	$1,582	$(5,702)

The Company recognizes foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. The Company realized a foreign currency gain of $0.03 million and a loss of $5.6 million during the three months ended October 3, 2009 and September 27, 2008 and gains of $4.0 and $0.3 million during the nine months ended October 3, 2009 and September 27, 2008, respectively.
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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended October 3, 2009 and September 27, 2008.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended October 3, 2009
Revenues	$338,508	$70,907	$—	$409,415

Cost of revenues	57,759	11,720	—	69,479
Operating expenses	90,093	32,658	146,475	269,226

Total costs and expenses	147,852	44,378	146,475	338,705

Operating earnings (loss)	$190,656	$26,529	$(146,475)	$70,710

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 27, 2008
Revenues	$331,448	$91,280	$—	$422,728

Cost of revenues	55,860	16,457	—	72,317
Operating expenses	89,948	39,260	153,452	282,660

Total costs and expenses	145,808	55,717	153,452	354,977

Operating earnings (loss)	$185,640	$35,563	$(153,452)	$67,751

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended October 3, 2009
Revenues	$997,441	$208,102	$—	$1,205,543

Cost of revenues	169,567	32,333	—	201,899
Operating expenses	272,552	97,179	435,067	804,798

Total costs and expenses	442,119	129,512	435,067	1,006,697

Operating earnings (loss)	$555,322	$78,590	$(435,067)	$198,846

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 27, 2008
Revenues	$970,229	$240,064	$—	$1,210,293

Cost of revenues	168,906	39,537	35	208,478
Operating expenses	264,479	116,753	443,145	824,377

Total costs and expenses	433,385	156,290	443,180	1,032,855

Operating earnings (loss)	$536,844	$83,774	$(443,180)	$177,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation (“Cerner” or the “Company”). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (“Notes”) found above.
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

Cerner’s fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 15% or more. This growth has also created a very strategic footprint in healthcare, with Cerner® solutions licensed by over 8,000 facilities, including approximately 2,100 hospitals; 3,300 physician practices with over 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 600 home health facilities; and 1,500 retail pharmacies. Selling additional solutions back into this client base is an important element of Cerner’s future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology (HIT) partners or those who have not yet strategically aligned with a supplier. We also expect to drive growth through new initiatives that reflect our ongoing ability to innovate such as our CareAwareTM healthcare device architecture, HealtheSM employer services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the U.S. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
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
Results Overview
The Company delivered good levels of bookings, earnings and cash flows in the third quarter of 2009. New business bookings revenue, which reflects the value of executed contracts for software, hardware and services, was $424.3 million in the third quarter of 2009. Third quarter 2009 bookings increased 10.6% over third quarter 2008’s bookings of $383.6 million. Revenues for the third quarter of 2009 decreased 3.1% to $409.4 million compared to $422.7 million in the year-ago quarter. The year-over-year decline in revenue in the third quarter is largely attributable to the challenging economic conditions, which led to a lower level of purchasing activity by the Company’s existing and prospective clients.
Third quarter 2009 net earnings were $48.4 million and diluted earnings per share were $0.57. Third quarter 2008 net earnings were $45.0 million and diluted earnings per share were $0.54. Third quarter 2009 and 2008 net earnings and diluted earnings per share reflect the impact of shared-based compensation expense. Share-based compensation expense reduced third quarter 2009 net earnings and diluted earnings per share by $3.0 million and $0.04, respectively, and third quarter 2008 earnings and diluted earnings per share by $2.4 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by continued progress with the Company’s margin expansion initiatives, including leveraging R&D investments and becoming more efficient at selling solutions and providing support and services to our clients. Our third quarter 2009 operating margin was 17.3%, which is 130 basis points higher than the year-ago quarter. We remain on target with our long-term goal of achieving 20% operating margins.
The Company had solid cash collections of receivables of $410.6 million in the third quarter of 2009 compared to $436.1 million in the third quarter of 2008. Days sales outstanding (DSO) was 105 days, which is up five days compared to 100 days in the second quarter of 2009. The increase in DSO reflects slightly longer payment cycles by our client base related to the challenging global economy. This has not had a material impact on liquidity or cash flow, which remain strong. Operating cash flows for the third quarter of 2009 were strong at $73.4 million compared to $47.6 million in the third quarter of 2008.
Healthcare Information Technology Market
The turbulence in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is generally more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. We continue to see some organizations doing fairly well operationally, but many are dealing with a reduction in their foundation investment portfolios caused by the general market decline. In addition, organizations with a large dependency on Medicaid populations are being impacted by the challenging financial condition of many state governments.
We believe the result of these challenges is that healthcare organizations are becoming more selective regarding where they invest capital, resulting in a focus on strategic spending that generates a return on their investment. In the current environment, many HIT solutions are often viewed as being more strategic to healthcare organizations than other possible purchases because the solutions can offer quick return on investment. HIT solutions also play an important role in healthcare by improving safety, efficiency and reducing cost. And we believe most healthcare providers also recognize that they must invest in HIT to meet current and future regulatory, compliance and government reimbursement requirements.
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

Results of Operations
Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008.
The Company’s net earnings increased 7.5% to $48.4 million in the third quarter of 2009 from $45.0 million for the same period in 2008. Third quarter 2009 and 2008 net earnings include the impact of share-based compensation expense, which reduced net earnings in the third quarter of 2009 and 2008 by $3.0 million, net of $1.7 million tax benefit, and $2.4 million, net of $1.4 million tax benefit, respectively.
Revenues decreased 3.1% to $409.4 million for the third quarter 2009 from $422.7 million for the same period in 2008. The revenue composition for the third quarter of 2009 was $118.3 million in system sales, $122.1 million in support and maintenance, $162.1 million in services and $6.9 million in reimbursed travel.
•	System sales revenues decreased 14.0% to $118.3 million for the third quarter of 2009 from $137.5 million for the same period in 2008. Included in system sales are revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in system sales was driven by a decline in technology resale and software revenue, which has been pressured by the challenging economic conditions.

•	Support, maintenance and services revenues increased 3.1% to $284.2 million during the third quarter of 2009 from $275.7 million during the same period in 2008. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the third quarters of 2009 and 2008.

	Three Months Ended	Three Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Support and maintenance revenues	$122,067	$118,185
Services revenues	162,122	157,517

Total support, maintenance and services revenues	$284,189	$275,702

The $3.9 million, or 3.3%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees. The $4.6 million, or 2.9%, increase in services revenue was attributable to an increase in managed services revenue, partially offset by a decline in professional services revenue. The decrease in professional services revenue is attributable to a lower level of billable headcount compared to the year-ago period and the challenging economic conditions.

•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 15.0% in the third quarter of 2009 compared to the same period in 2008. This increase was driven by new business bookings exceeding revenue taken from those bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	October 3, 2009	September 27, 2008

Contract backlog	$3,246,797	$2,822,996
Support and maintenance backlog	604,389	570,670

Total backlog	$3,851,186	$3,393,666

•	The cost of revenues was 17.0% of total revenues in the third quarter of 2009 and 17.1% in the same period of 2008. The cost of revenues includes the cost of reimbursed travel expense, third party

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

•	Total operating expenses decreased 4.8% to $269.2 million in the third quarter of 2009, compared with $282.7 million for the same period in 2008. Share-based compensation expense recognized impacted expenses as indicated below:

	Three Months Ended	Three Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Sales and client service expenses	$2,315	$2,033
Software development expense	1,132	830
General and administrative expenses	1,258	1,017

Total stock-based compensation expense	$4,705	$3,880

•	Sales and client service expenses were $171.4 million, which as a percent of total revenues were 41.9% in the third quarter of 2009 as compared to $178.8 million and 42.3%, respectively, in the same period of 2008. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business and trade show and advertising costs. The lower level of sales and client services expense is due primarily to a lower level of professional services expense in the third quarter of 2009 compared to 2008.

•	Total expense for software development decreased 2.0% to $66.8 million for the third quarter of 2009 compared to $68.1 million for the same period in 2008. The decrease was primarily the result of ongoing efforts by the Company to control spending. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Software development costs	$69,940	$71,966
Capitalized software costs	(19,878)	(16,844)
Capitalized costs related to share-based payments	(232)	(227)
Amortization of capitalized software costs	16,922	13,197

Total software development expense	$66,752	$68,092

•	General and administrative expenses were $31.1 million, which as a percent of total revenues were 7.6%, in the third quarter of 2009 as compared to $35.8 million and 8.5%, respectively, for the same period in 2008. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The Company realized a foreign currency gain of $0.03 million and a loss of $5.6 million during the three months ended October 3, 2009 and September 27, 2008, respectively.
Net interest income was $0.2 million in the third quarter of 2009 compared to net interest income of $0.4 million in the third quarter of 2008.
The Company’s effective tax rate was 32% for the third quarter of 2009 and 34% for the third quarter of 2008. This decrease is primarily due to the decrease in the unrecognized tax benefits, partially offset by an additional tax expense recorded by the Company during the third quarter 2009 relating to adjustments from prior period tax returns. The impact to any one of these tax years was not material.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the third quarters of 2009 and 2008:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended October 3, 2009
Revenues	$338,508	$70,907	$—	$409,415

Cost of revenues	57,759	11,720	—	69,479
Operating expenses	90,093	32,658	146,475	269,226

Total costs and expenses	147,852	44,378	146,475	338,705

Operating earnings (loss)	$190,656	$26,529	$(146,475)	$70,710

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended September 27, 2008
Revenues	$331,448	$91,280	$—	$422,728

Cost of revenues	55,860	16,457	—	72,317
Operating expenses	89,948	39,260	153,452	282,660

Total costs and expenses	145,808	55,717	153,452	354,977

Operating earnings (loss)	$185,640	$35,563	$(153,452)	$67,751

Domestic Segment
The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
•	Revenue increased 2.1% in the third quarter of 2009, compared to the same period in 2008. This increase was primarily driven by growth in managed services and support and maintenance, which was partially offset by a decrease in professional services.

•	Cost of revenues was 17.1% of total Domestic revenue in the third quarter of 2009, compared to 16.9% in the same period in 2008.

•	Operating expenses increased 0.2% for the third quarter of 2009, as compared to the same period in 2008.

•	Operating earnings increased 2.7% for the third quarter of 2009, compared to the same period in 2008.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, and the United Arab Emirates.

•	Revenues decreased 22.3% to $70.9 million in the third quarter of 2009 from $91.3 million in the same period in 2008. This decrease was driven by lower professional services, hardware and software revenue, which were all impacted by the challenging global economic conditions.

•	Cost of revenues was 16.5% in the third quarter of 2009, compared with 18.0% in the same period of 2008. The lower cost of revenues in the third quarter of 2009 was driven by a decrease in global hardware sales.

•	Operating expenses for the third quarter of 2009 decreased 16.8% compared to the same period in 2008, primarily due to a lower level of professional services expense.

•	Operating earnings decreased 25.4% for the third quarter of 2009, compared to the same period in 2008. The decline in operating earnings was driven primarily by the lower software revenue in the third quarter of 2009 compared to 2008.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses decreased by 4.5% in the third quarter of 2009 as compared to the same period in 2008. This decrease is primarily due to the foreign currency loss that increased expense in the third quarter of 2008 compared to a minimal gain in the third quarter of 2009.
Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008.
The Company’s net earnings increased 13.5% to $133.0 million in the first nine months of 2009 from $117.1 million for the same period in 2008. The first nine months of 2009 and 2008 net earnings include the impact share-based compensation expense, which reduced net earnings in the first nine months of 2009 and 2008 by $7.7 million, net of $4.5 million tax benefit, and $6.8 million, net of $4.0 million tax benefit, respectively.
Revenues decreased 0.4% to $1,205.5 million in the first nine months of 2009 from $1,210.3 million for the same period in 2008. The revenue composition for the first nine months of 2009 was $332.8 million in system sales, $370.2 million in support and maintenance, $479.3 million in services and $23.3 million in reimbursed travel.
•	System sales revenues decreased 11.1% to $332.8 million in the first nine months of 2009 from $374.4 million for the same period in 2008. Included in system sales are revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions. The decrease in system sales was driven by lower licensed software sales related to the impact of the challenging economic conditions on our end markets.

•	Support, maintenance and services revenues increased 5.3% to $849.5 million during the first nine months of 2009 from $807.0 million during the same period in 2008. Included in support, maintenance and services revenues are support and maintenance of software and hardware, professional services excluding installation, and managed services. Below is a summary of support, maintenance and services revenues for the first nine months of 2009 and 2008.

	Nine Months Ended	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Support and maintenance revenues	$370,210	$335,791
Services revenues	479,251	471,175

Total support, maintenance and services revenues	$849,461	$806,966

The $34.4 million, or 10.3%, increase in support and maintenance revenues is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites, and initiating billing for support and maintenance fees. The $8.1 million, or 1.7%, increase in services revenue was attributable to growth in the CernerWorksTM managed services, partially offset by a decline in professional services.
•	Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 15.0% in the first nine months of 2009 compared to the same period in 2008. This increase was driven by new business bookings exceeding revenue taken from those bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of the Company’s total backlog follows:

	As of	As of
(In thousands)	October 3, 2009	September 27, 2008

Contract backlog	$3,246,797	$2,822,996
Support and maintenance backlog	604,389	570,670

Total backlog	$3,851,186	$3,393,666

•	The cost of revenues was 16.7% of total revenues in the first nine months of 2009 and 17.2% for the same period in 2008. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates has changed from period to period. The lower cost of revenue compared to the prior period reflects a lower mix of hardware and sublicensed software revenue.

•	Total operating expenses decreased 2.4% to $804.8 million in the first nine months of 2009, compared with $824.4 million for the same period in 2008. Share-based compensation expense impacted expenses as indicated below:

	Nine Months Ended	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Sales and client service expenses	$5,401	$5,599
Software development expense	3,134	2,227
General and administrative expenses	3,676	3,044

Total stock-based compensation expense	$12,211	$10,870

•	Sales and client service expenses were $516.4 million, which as a percent of total revenues were 42.8%, in the first nine months of 2009 as compared to $532.7 million and 44.0%, respectively, for the same period in 2008. Sales and client service expenses include salaries of sales and client service personnel, communications expenses, unreimbursed travel expenses, expense for share-based payment, sales and marketing salaries, depreciation on hardware used in the hosting business, and trade show and advertising costs. The lower level of sales and client services expense is due to the third party supplier settlement in the second quarter of 2008 and a lower level of professional services expense in the first three quarters of 2009.

•	Total expense for software development decreased 3.2% to $196.6 million for the first nine months of 2009 compared to $203.1 million for the same period in 2008. The decrease was primarily the result of ongoing efforts by the Company to control spending. The aggregate expenditures for software development are for continued development and enhancement of the Cerner Millennium platform and software solutions. A summary of the Company’s total software development expense is as follows:

	Nine Months Ended	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008

Software development costs	$209,476	$217,741
Capitalized software costs	(58,081)	(51,615)
Capitalized costs related to share-based payments	(618)	(722)
Amortization of capitalized software costs	45,801	37,741

Total software development expense	$196,578	$203,145

•	General and administrative expenses were $91.8 million, which as a percent of total revenues were 7.6%, in the first nine months of 2009 as compared to $88.5 million and 7.3%, respectively, for the same period in 2008. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The Company realized foreign currency gains of $4.0 and $0.3 million during the nine months ended October 3, 2009 and September 27, 2008, respectively.
Net interest expense was $0.3 million in the first nine months of 2009 compared to net interest income of $1.9 million in the first nine months of 2008. The shift from net interest income to net interest expense is primarily due to a decline in investment returns.
The Company’s effective tax rate for the first nine months of 2009 and 2008 was 33% and 35%, respectively. This decrease is primarily due to the extension of the research and development tax credit enacted in the fourth quarter of 2008 for both the 2008 and 2009 tax years and the decrease in the unrecognized tax benefits, partially offset by an additional tax expense recorded by the Company during the third quarter 2009 relating to adjustments from prior period tax returns. The impact to any one of these tax years was not material.
Operations by Segment
The Company has two operating segments, Domestic and Global. The following table presents a summary of the operating information for the first nine months ended 2009 and 2008:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended October 3, 2009
Revenues	$997,441	$208,102	$—	$1,205,543

Cost of revenues	169,567	32,333	—	201,899
Operating expenses	272,552	97,179	435,067	804,798

Total costs and expenses	442,119	129,512	435,067	1,006,697

Operating earnings (loss)	$555,322	$78,590	$(435,067)	$198,846

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended September 27, 2008
Revenues	$970,229	$240,064	$—	$1,210,293

Cost of revenues	168,906	39,537	35	208,478
Operating expenses	264,479	116,753	443,145	824,377

Total costs and expenses	433,385	156,290	443,180	1,032,855

Operating earnings (loss)	$536,844	$83,774	$(443,180)	$177,438

Domestic Segment

The Company’s Domestic segment includes revenue contributions and expenditures linked to business activity within the United States.
•	Revenue increased 2.8% in the first nine months of 2009, compared to the same period in 2008. This increase was primarily driven by growth in managed services and support and maintenance, which was partially offset by a decrease in professional services, hardware and software revenue.

•	Cost of revenues was 17.0% of total Domestic revenue in the first nine months of 2009, compared to 17.4% for the same period in 2008.

•	Operating expenses increased 3.1% for the first nine months of 2009, as compared to the same period in 2008, primarily driven by growth in managed services expenses.

•	Operating earnings increased 3.4% for first nine months of 2009, compared to the same period in 2008.
Global Segment
The Company’s Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland, and the United Arab Emirates.
•	Revenues decreased 13.3% to $208.1 million in the first nine months of 2009 from $240.1 million for the same period in 2008. This decrease was primarily driven by lower professional services, software and hardware revenue.

•	Cost of revenues was 15.5% in the first nine months of 2009, compared with 16.5% in the same period of 2008.

•	Operating expenses for the first nine months of 2009 decreased 16.8% compared to the same period in 2008, primarily due to a lower level of professional services expense.

•	Operating earnings decreased 6.2% for the first nine months of 2009, compared to the same period in 2008. The decline in operating earnings was driven primarily by the lower software revenue in the first three quarters of 2009 compared to 2008.
Other Segment
The Company’s Other segment includes revenue and expenses which are not tracked by geographic segment.
Operating losses decreased by 1.8% in the first nine months of 2009 as compared to the same period in 2008.
Capital Resources and Liquidity
The Company’s liquidity is influenced by many factors, including the amount and timing of the Company’s revenues, its cash collections from clients and the amounts the Company invests in software development, acquisitions and capital expenditures.
The Company’s principal source of liquidity is its cash, cash equivalents (which consist of money market funds and certificates of deposit with original maturities of less than 90 days) and short-term investments. At October 3, 2009, the Company had cash of $228.2 million, cash equivalents of $139.8 million, short-term investments of $66.7 million and working capital of $705.8 million compared to cash of $199.5 million, cash equivalents of $71.0 million, short-term investments of $38.4 million and working capital of $517.7 million at January 3, 2009.

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating the Company’s subcontract for the project. At October 3, 2009, more than 10 percent of total net receivables are comprised of accounts receivable and contracts receivable related to that subcontract. The Company and Fujitsu are in dispute regarding Fujitsu’s obligation to pay the amounts which comprise the receivables, and the parties are working to resolve these issues based on processes provided for in the contract. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts are probable.
At October 3, 2009, the Company held auction rate securities with a par value of $95.3 million and an estimated fair value of $87.2 million. In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by Cerner. These conditions persisted through the remainder of 2008 and into 2009. During the fourth quarter of 2008, the Company entered into a settlement agreement with the investment firm that sold the Company its auction rate securities. Under the terms of the settlement agreement, the Company received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The right to redeem the securities is being treated similar to a put option and is carried at fair value with changes recorded through earnings. At October 3, 2009, the Company’s valuation model resulted in an estimated fair value of $8.1 million for the value of the put-like settlement feature.
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
Cash from Operating Activities
The Company generated cash of $239.2 million and $183.6 million from operations in the first nine months of 2009 and 2008, respectively. Cash flow from operations increased in the first nine months of 2009 due primarily to the increase in net earnings and non-cash charges related to depreciation and amortization. The Company has periodically provided long-term financing options to creditworthy clients through third party financing institutions and has, on occasion, directly provided extended payment terms from contract date. Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. The Company has provided its usual and customary performance guarantees to the third party financing institutions in connection with its on-going obligations under the client contracts. During the first nine months of 2009 and 2008, the Company received total client cash collections of $1,304.3 million and $1,288.5 million, respectively, of which 4% and 6%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding were 105 days at October 3, 2009, up from 100 days at July 4, 2009 and 93 days at September 27, 2008. The increase in days sales outstanding reflects slightly longer payment cycles by our client base related to the challenging global economy. This has not had a material impact on liquidity or cash flow, which remain strong. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10.3% in the first nine months of 2009 compared to the first nine months of 2008, and the Company expects these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities
Cash used in investing activities in the first nine months of 2009 consisted primarily of capital purchases of $89.8 million, which include $72.2 million of capital equipment and $17.6 million of land, buildings and improvements. Capitalized software development costs were $58.7 million in the first nine months of 2009. Cash was also used for purchases of short-term investments, net of sales and maturities, of $13.7 million in the first nine months of 2009. Cash used in investing activities in the first nine months of 2008 consisted primarily of capital purchases of $73.6 million, which includes $63.8 million of capital equipment and $9.8 million of land, buildings and improvements. Capitalized software development costs were $52.3 million. Cash of $1.6 million was used for purchases of intangibles and $5.7 million was used for payments related to business acquisitions. Cash was also used for purchases of short-term investments, net of sales and maturities, of $59.4 million in the first nine months of 2008.
Cash from Financing Activities
The Company’s financing activities for the first nine months of 2009 consisted primarily of proceeds from the exercise of stock options of $24.6 million, the excess tax benefits from share based compensation of $13.6 million and repayment of debt of $7.1 million. For the first nine months of 2008 the Company’s financing activities consisted primarily of proceeds from the exercise of stock options of $14.4 million, the excess tax benefits from share based compensation of $8.8 million, repayment of debt of $8.4 million, sales of future receivables of $5.2 million and a purchase of treasury stock of $4.4 million.
The Company believes that its present cash position, together with cash generated from operations, short-term investments and, if necessary, its line of credit, will be sufficient to meet anticipated cash requirements for the remainder of 2009.
The effects of inflation on the Company’s business during the period discussed herein were minimal.
Recent Accounting Pronouncements
On July 1, 2009, the FASB Accounting Standards Codification (the Codification or ASC) became the single official source of authoritative United States (US) Generally Accepted Accounting Principles (GAAP) (other than guidance issued by the Securities and Exchange Commission (SEC)), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification is effective for interim and annual periods ending on or after September 15, 2009. On July 1, 2009, the Company adopted the Codification, which did not have any impact on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 (previously exposed for comments as proposed FSP FAS 157-f) to provide guidance on measuring the fair value of liabilities under the Fair Value Measurements and Disclosures topic of the ASC. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Therefore, for a calendar-year-end entity, the ASU becomes effective on October 1, 2009. Entities may also elect to early adopt the ASU if financial statements have not been issued. In the period of adoption, an entity is required to disclose any change in valuation technique and related inputs and quantify the total effect, if practicable. This ASU will be effective for the Company beginning October 5, 2009. The Company does not believe it will have a material impact on its consolidated financial statements.
In September 2009, the FASB ratified the consensuses reached by the EITF regarding EITF 08-1, "Revenue Arrangements with Multiple Deliverables”, which amends the Revenue Recognition — Multiple-Element Arrangements topic of the ASC (formerly EITF 00-21, “Revenue Arrangements with Multiple Deliverables”) to require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the guidance in EITF 08-1 and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. The Company is assessing the potential impact of EITF 08-1 on its financial position and results of operations.
In September 2009, the FASB ratified the consensuses reached by the EITF regarding EITF 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, which amends the scope of Software-Revenue Recognition topic of the ASC (formerly AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software

Deliverables in an Arrangement Containing More-Than-Incidental Software”) to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. The Company is assessing the impact of EITF 09-3 on its financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
No material changes.
Item 4. Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 6. Exhibits
(a) Exhibits
31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
November 4, 2009 Date	By:	/s/ Marc G. Naughton
Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)