Form 10-K
period 2010-01-02
CERNER CORP /MO/
filed 2010-02-22
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 2, 2010
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
Yes ☑            No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☐            No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of July 4, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,265,742,365 based on the closing sale price as reported on the NASDAQ Global Select Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010

[Common Stock, $.01 par value per share]	81,889,914 shares
DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which
Document	Incorporated
Proxy Statement for the Annual Shareholders’ Meeting to be held May 28, 2010 (Proxy Statement)	Part III

PART I.
Item 1. Business
Overview
Cerner Corporation is a Delaware business corporation formed in 1980. Unless the context otherwise requires, references in this report to “Cerner,” “the Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.
Our corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.221.1024. Our Web site address, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
We are a leading supplier of healthcare information technology (HIT) solutions, healthcare devices and related services, and are transforming healthcare by eliminating error, variance and waste for healthcare providers and consumers. Cerner® solutions optimize processes for healthcare organizations ranging in size from single-doctor practices, to health systems, to entire countries, for the pharmaceutical and medical device industries, and for the healthcare commerce system. These solutions are licensed by more than 8,500 facilities around the world, including approximately 2,300 hospitals; 3,400 physician practices covering more than 30,000 physicians; 600 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 700 home health facilities; and 1,500 retail pharmacies.
We design and develop most of our software solutions on the unified Cerner Millennium® architecture, a person-centric computing framework, which combines clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists or other care providers, front- and back-office professionals and consumers.
We also offer a broad range of services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, healthcare data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator (TPA) services for employer-based health plans.
The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2009	2008	2007

Revenues by Solutions & Services
System sales	30%	31%	33%
Support and maintenance	29%	28%	26%
Services	39%	38%	39%
Reimbursed travel	2%	2%	2%

	100%	100%	100%

Revenues by Segment
Domestic	84%	78%	81%
Global	16%	22%	19%

	100%	100%	100%

The Healthcare and Healthcare IT Industry
The lingering downturn in the worldwide economy has impacted almost all industries. While healthcare is not immune to economic cycles, we believe it is more resilient than most segments of the economy. The impact of the current economic conditions on our existing and prospective clients has been mixed. Some organizations are doing well operationally, but others face challenges such as higher levels of uninsured patients and Medicaid payments being impacted by the weakened financial condition of state governments.
We believe the result of these challenges is that healthcare organizations are focusing on strategic spending that generates a return on their investment. Because HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other potential purchases. Most healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements.
Overall, while the economy has certainly impacted and could continue to impact our business, we believe there are several macro trends that are favorable for the HIT industry. One example is the need to curb the growth of United States healthcare spending, which analysts from the Centers for Medicare and Medicaid Services estimate at $2.5 trillion or 17.3 percent of Gross Domestic Product in 2009. In the United States, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable. Leaders of both parties say the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. They cite a 2005 study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.
In 2009, the broad recognition that HIT is essential to helping control healthcare costs contributed to the inclusion of HIT incentives in the American Recovery and Reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion (in the form of incentives and penalties) to help healthcare organizations modernize operations through the acquisition and wide-spread use of HIT. We believe ARRA could represent the single biggest United States HIT opportunity in our 30 years as a company. With our large footprint in United States hospitals and physician practices, together with our proven ability to deliver value, we believe the Company is well-positioned to benefit from these incentives over the next several years.
Another dynamic in the United States marketplace is broader federal healthcare reform and uncertainty about how the legislation will impact the industry. While this creates some near-term uncertainty for healthcare providers, we believe HIT continues to be viewed as a transformational agent that is essential in all scenarios of reform.
Outside of the United States, the economy has impacted and could continue to impact our results in almost all regions. However, we believe revenue growth opportunities outside the United States remain significant because other countries are also grappling with increased healthcare spending, safety concerns and inefficient care, and many of these countries recognize HIT as an important part of the solution to these issues.
In summary, while the current economic environment has impacted our business, the fundamental value proposition of HIT remains strong. The HIT industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.
Cerner Vision
Cerner’s vision has evolved from a fundamental thought: Healthcare should revolve around the individual, not the encounter. This concept led to Cerner’s vision of the unified Cerner Millennium architecture and a Community Health Model, which encompasses four steps:
Automate the Care Process
We offer a longitudinal, person-centric EHR, which gives clinicians electronic access to the right information at the right time and place to achieve optimal health outcomes.
Connect the Person
We are dedicated to building a personal health system. Medical information and care regimens accessible from home empower consumers to effectively manage their conditions and adhere to treatment plans, creating a new medium between physicians and individuals.

Structure the Knowledge
We are dedicated to building systems that help bring the best science to every medical decision by structuring, storing and studying the content surrounding each care episode to achieve optimal clinical and financial outcomes.
Close the Loop
Incorporating a medical discovery into daily practice can take as long as 10 years. We are dedicated to building systems that implement evidence-based medicine, reducing the average time between discovery of an improved method to a change in the standard of care.
As our vision evolves, we expect medicine will become increasingly personalized and technology more accessible. We are creating new solutions and collaborative, information-sharing networks for large user communities, including strategies to:
•	Connect all stakeholders in the healthcare system, including payers (employers and governments), providers and consumers

•	Remove clinical, financial and administrative friction

•	Create a secure, transparent and open network for data sharing to improve disease management and facilitate personalized medicine
To achieve this vision, we are leveraging the Cerner Millennium architecture and expanding our solutions and services, as discussed below.
Cerner Growth Strategy
Our business strategies are anchored by our industry-leading solution and device architectures, the breadth and depth of our solutions and services, our proven ability to deliver value, and, most importantly, the success of our clients. A core strength that has led to this strong market position is our proven ability to innovate, which has driven consistent expansion of solutions and services, entry into new markets and strong long-term growth.
We believe our strengths position us well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA. We also have a strong global brand and a presence in more than 25 countries and believe we have a good opportunity to gain market share outside of the United States.
We also have a significant opportunity to grow revenues by expanding our solution footprint in existing clients. In addition to the opportunity to expand penetration of core solutions, such as EHR’s and computerized physician order entry, we have a broad range of solutions that can be offered into our existing client base. Examples include solutions and services for women’s health, anesthesiology, imaging, clinical process optimization, critical care, medical device connectivity, emergency department, revenue cycle and surgery.
Additionally, we have recently introduced additional services targeted at capturing a larger percent of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below levels they were previously spending. One of these new services is Cerner ITWorksSM, a suite of services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help healthcare organizations with their revenue cycle functions.
We have made good progress over the past several years at reducing the total cost of ownership of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. Our ability to address these markets has been aided by our Bedrock® technology, which automates much of the implementation and management of the Cerner Millennium platform. We have also streamlined implementations and made them more predictable through our MethodM® implementation methodology, which draws upon practices proven to be effective during thousands of past implementations. Additionally, we reduced up-front hardware costs and ongoing technology obsolescence risks through our remote-hosted, managed services offering, CernerWorks.

We also expect to drive growth over the course of the next decade through initiatives outside the core HIT market. For example, we offer clinic, pharmacy and wellness services directly to employers. And as described below, we believe being able to connect employers, governments and consumers directly with their healthcare providers through a “New Middle” presents a substantial growth opportunity as we aim to help eliminate the friction that consumes more than 30 percent of healthcare spending.
Creating the Cerner Network and The New Middle
Several years ago, we introduced a surveillance system called the LightsOn Network®, which identifies performance problems in real time and has the ability to predict issues that could create system vulnerability. With more than 300 participating clients, the LightsOn solution has become an evidence-based network that enhances performance and allows our clients to maximize the value they gain from our systems. Our LightsOn solution also shows our ability to create a network—a common platform of learning and improvements from which all our clients can benefit.
Along these lines, we have created the uCern™ platform, a collaboration and social networking platform which gives clients a place where they can collaborate with peers or Cerner associates about topics ranging from healthcare reform to solution enhancements to project status updates. Approximately 95 percent of our core Cerner Millennium clients actively engage on this platform. Additionally, we have created the uDevelop™ solution, a collaborative ecosystem that supports a unique audience of engineers, including both our associates and external developers, who work to improve our solutions; and the uCern Store, which offers quick access to innovations developed by us, as well as other individuals and organizations.
Another example of how we are creating value out of the connectedness of our client base is the Flu Pandemic Initiative. In partnership with the United States Department of Health and Human Services and the Centers for Disease Control and Prevention (CDC), we created a secure, rapid-detection network for the influenza virus in 2009. This network supplies public health departments, clients and the CDC with real-time situational awareness information to help communities triage resources during an influenza outbreak.
In addition, we are leading efforts to create interoperability in order to make the process of electronically sharing clinical information faster and easier for healthcare providers. For example, we have solutions like the Cerner Hub, which enables the secure electronic flow of clinical data between hospitals and physician practices, regardless of the EHR system being used.
Through these connections and networks, we are creating the building blocks for an entirely new healthcare system that will introduce much-needed competition for our current, insurance-based infrastructure. In this new system, a “New Middle” would facilitate the sharing of relevant clinical and financial information between payers, consumers and providers, enhancing care and reducing friction.
Consumers would have a personal health record, giving them ready access to information on both the price and quality of the care they receive. This record would have the consumer’s complete medical history and a predictive model of future needs based on his or her genetic code. Armed with this information, consumers would have financial incentives to focus on controlling chronic conditions and reducing future maladies.
With more complete patient information, providers could focus on preventive rather than reactive medicine. Through this New Middle, providers could communicate instantly with the rest of the patient’s care team, and they would receive immediate point-of-service payments for the delivery of appropriate care rather than waiting weeks or months while claims work through the reimbursement process.
Finally, the segments of our society that pay for care—employers or governments—would receive a rational health system, one that eliminates variance, cost and waste while maximizing the quality of healthcare for all of us.
Software Development
We commit significant resources to developing new health information system solutions. As of the end of 2009, approximately 2,000 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $285.2 million, $291.4 million and $283.1 million during the 2009, 2008 and 2007 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.
As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.
Sales and Marketing
The markets for Cerner HIT solutions, healthcare devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are sales of clinical solutions and services to hospital and health systems, but the Cerner Millennium architecture is highly scalable and organizations ranging from several-doctor physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies use our Cerner Millennium solutions.
As previously discussed, we have focused on bringing down the total cost of ownership of our systems, which allows us to be price competitive across the full size and organizational structure range of healthcare providers. Sales to large health systems typically take approximately nine to 18 months, with the sale cycle often shorter when selling to smaller hospitals and physician practices. We have seen some indications that the HITECH provisions of ARRA may shorten this process.
Our executive marketing management is located in our North Kansas City, Missouri headquarters, while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices in Australia, Canada, Chile, England, France, Germany, China (Hong Kong), India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates.
We support our sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. Our primary direct marketing strategy is to generate sales contacts from our existing client base and through presentations at industry seminars and tradeshows. We market the PowerWorks® solutions, offered on a subscription basis, directly to the physician practice market using telemarketing, channel partners and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. We attend a number of major tradeshows each year and sponsor executive user conferences, which feature industry experts who address the HIT needs of large healthcare organizations.
Client Services
Substantially all of Cerner’s HIT software solutions clients enter into software maintenance agreements with us for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients the use of new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support team located at our world headquarters in North Kansas City, Missouri and our global support organization in England and Ireland.
Most Cerner clients who buy hardware through us also enter into hardware maintenance agreements with us. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, we subcontract hardware maintenance to the hardware manufacturer. We also offer a set of managed services that include remote hosting, operational management services and disaster recovery.
Backlog
At the end of 2009, we had a contract backlog of approximately $3.6 billion as compared to approximately $2.9 billion at the end of 2008. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At the end of 2009, we had approximately $135.3 million of contracts receivable compared to $141.0 million at the end of 2008, which represents revenues recognized but not yet billable under the terms of the contract. At the end of 2009, we had a software support and maintenance backlog of approximately $620.6 million as compared to approximately $580.9 million at January 3, 2009. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. We estimate that approximately 33 percent of the aggregate backlog at the end of 2009 of $4.2 billion will be recognized as revenue during 2010.
Competition
The market for HIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal existing competitors in the healthcare solutions and services market include: Computer Programs and Systems, Inc., Eclipsys Corporation, Epic Systems Corporation, GE Healthcare Technologies, iSoft Group Limited, McKesson Corporation, Medical Information Technology, Inc. (Meditech), Misys Healthcare Systems and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services.
Other competitors focus on only a portion of the market that we address. For example, competitors such as Accenture, Capgemini, Computer Sciences Corporation, Computer Task Group, Inc. (CTG), Dell, Inc., Deloitte LLP, Hewlett-Packard Company and IBM Corporation offer HIT services that compete directly with our consulting services. Allscripts-Misys Healthcare Solutions, Inc., athenahealth, Inc., eClinicalWorks LLC, Emdeon Corporation, Greenway Medical Technologies, Quality Systems, Inc. and Sage Software Healthcare LLC offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market.
We view our principal competitors in the healthcare device market to include: CareFusion Corporation, McKesson Corporation, Omnicell, Inc. and Royal Philips Electronics; and we view our principal competitors in the healthcare transactions market to include: Emdeon Corporation, McKesson Corporation and ProxyMed, Inc. (d/b/a MedAvant Healthcare Solutions), with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market.
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
Number of Employees (Associates)
At the end of 2009, we employed approximately 7,600 associates worldwide.
Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note 18 to the financial statements.
Item 1A. Risk Factors
Risks Related to Cerner Corporation
We may incur substantial costs related to product-related liabilities. Many of our software solutions, healthcare devices or services (including life sciences/research services) provide data for use by healthcare providers in providing care to patients. We attempt to limit by contract our liability to clients; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in revenues loss, create potential liabilities for our clients and us and increase insurance and other operational costs.
We may be subject to claims for system errors and warranties. Our software solutions and healthcare devices, particularly the Cerner Millennium versions, are very complex. Our software solutions and healthcare devices may contain design, coding or other errors, especially when first introduced. We have discovered errors in our software solutions and healthcare devices after their introduction. Our software solutions and healthcare devices are intended for use in collecting, storing, and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions, billing, etc. Therefore, users of our software solutions and healthcare devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Failure of a client’s Cerner software solutions and/or healthcare devices to meet these warranties could constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications and countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. Periodic risk assessments are conducted to ensure additional risks are identified and appropriately mitigated. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a “concerted denial of service cyber attack”, damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.
Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of United States and global patents, but currently have a limited number of issued patents. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property.
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
Non-U.S. operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:
•	Greater difficulty in collecting accounts receivable and longer collection periods

•	Difficulties and costs of staffing and managing non-U.S. operations

•	The impact of global economic conditions

•	Unfavorable or changing foreign currency exchange rates

•	Legal compliance costs and/or business risks associated with our global operations where local laws and customs differ from those in the United States

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Inability to obtain necessary financing on reasonable terms to adequately support non-U.S. operations and expansion

•	Potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner.

•	Different or additional functionality requirements

•	Trade protection measures

•	Export control regulations

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Labor disruptions that may occur in a country

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We currently utilize a non-derivative instrument to hedge our exposure to fluctuations in foreign currency exchange rates. This instrument may involve elements of market risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. Further, our financial results from non-U.S. operations may be negatively affected if we fail to execute or improperly hedge our exposure to currency fluctuations.
We are subject to tax legislation in several countries; tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition. We are a large corporation with operations in more than twenty countries. As such, we are, or in the future could be, subject to tax laws and regulations of the United States federal, state and local governments and of other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as other countries’ tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
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
We rely significantly on third party suppliers. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware and/or content into or sell it in conjunction with our solutions, devices and services. We rely significantly on some of the third party software, hardware and/or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM Websphere technologies for portions of the operational abilities of our Millennium solutions. Our remote hosting business also relies on a single or a limited number of suppliers for certain functions of this business, such as Oracle database technologies, CITRIX technologies and CISCO network technologies, and we rely on Hewlett Packard and IBM for our hardware technology platforms.
Most of the third party software licenses we have expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third party software licenses are non-exclusive; therefore, our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us.
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
Risks Related to the Healthcare Information Technology, Healthcare Device and Healthcare Transaction Industry
The healthcare industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (HIPAA) continues to have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the United States healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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
Recently, Congressional leaders also have expressed their intention to enact a comprehensive healthcare reform plan, including provisions to control healthcare costs, improve healthcare quality, and expand access to affordable health insurance, potentially including the establishment of a government health insurance plan that would compete with private health plans. Healthcare reform legislation could include changes in Medicare and Medicaid payment policies and other healthcare delivery reforms that would potentially impact our business. The United States House of Representatives and United States Senate have each passed different versions of healthcare reform legislation, but Congress has not yet issued a Conference Committee Report reconciling the House and Senate versions of the legislation. As a result, the exact provisions to be included in a final bill are unknown at this time, and we cannot be certain of when or if any such legislation will be enacted. Given the potentially sweeping nature of the changes under consideration, there can be no assurances that healthcare reform legislation, if adopted, will not adversely impact either our results of operations or the manner in which we operate our business.
The healthcare industry is highly regulated at the local, state and federal level. We are subject to a significant and wide-ranging number of regulations both within the United States and elsewhere, such as regulations in the areas of healthcare fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards.
Healthcare Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.
E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and Federal law. States have differing prescription format requirements, which we have programmed into our solutions. In addition, in November 2005, the Department of Health and Human Services announced regulations by Centers for Medicare and Medicaid Services (CMS) related to “E-Prescribing and the Prescription Drug Program” (E-Prescribing Regulations). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility, benefits inquiries, drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.
Claims Transmissions. Certain of our solutions assist our clients in submitting claims to payers, which claims are governed by federal and state laws. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. Any investigation or proceeding related to these laws may have an adverse impact on our results of operations.
Regulation of Medical Devices. The United States Food and Drug Administration (the FDA) has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing requirements including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive, and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software that is used in healthcare. If we are unable to obtain the required regulatory approvals for any such solutions or medical devices, our short to long term business plans for these solutions and/or medical devices could be delayed or canceled.
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
Security and Privacy of Patient Information. State, federal and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information.
In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted HITECH provisions of ARRA extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as it pertains to handling of covered client data, and when the HITECH provisions go into effect, we will have additional liability risks related to the privacy and security of individually identifiable health information.
Evolving HIPAA and HITECH -related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims, fines and penalties.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. Additionally, various Federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by healthcare providers in order to receive stimulus funds from the United States Federal government. Interim final regulations have been issued that identify initial standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.
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
In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. We face strong competitors and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other healthcare providers in the United States HIT market and in recent years, the healthcare industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale.
Risks Related to Our Stock
The ongoing adverse financial market environment and uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition. Our operating results may be impacted by the health of the global economy. Adverse economic conditions may cause a slowdown or decline in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and recession) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, the ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.
Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including, variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including accounting policy changes, demand for our solutions, devices and services, the financial condition of our clients and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.
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
Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.
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
Furthermore, the stock market in general, and the markets for software, healthcare devices, other healthcare solutions and services and information technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.
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

In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. These include provisions that provide for a classified board of directors, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.
Factors that May Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties consist mainly of owned and leased office and data center facilities.
Our United States corporate world headquarters operations are located in a Company-owned office park (the Headquarters Campus) in North Kansas City, Missouri, containing approximately 1.1 million gross square feet of useable space and land capable of housing approximately 300,000 square feet of future building development. The Headquarters Campus primarily houses office space, but also includes space for other business needs, such as our Healthe Clinic and our Headquarters Campus data center.
In December 2009, we purchased approximately 790,000 gross square feet of property located in Kansas City, Missouri, which we had previously occupied under a long-term lease since 2007. This office space, known as the Innovation Campus, houses associates from our intellectual property organizations.
Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.
As of the end of 2009, we leased additional office space in Beverly Hills and Garden Grove, California; Denver, Colorado; Overland Park, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; N. Kansas City, Missouri; Blue Bell, Pennsylvania; and Vienna, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; London-Ontario, Canada; Santiago, Chile; Hong Kong, China; London, England; Paris,

France; Herzogenrath and Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Barcelona and Madrid, Spain; and, Abu Dhabi and Dubai, United Arab Emirates.
Item 3. Legal Proceedings
We have no material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 2, 2010.
Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 16, 2010. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	60	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	59	Vice Chairman of the Board of Directors

Earl H. Devanny, III	58	President

Marc G. Naughton	54	Senior Vice President and Chief Financial Officer

Michael R. Nill	45	Executive Vice President and Chief Engineering Officer

Randy D. Sims	49	Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	46	Executive Vice President

Mike Valentine	41	Executive Vice President and Chief Operating Officer

Julia M. Wilson	47	Senior Vice President and Chief People Officer
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
Mike Valentine joined the Company in December 1998 as Director of Technology. He was promoted to Vice President in 2000 and to President of Cerner Mid America in January of 2003. In February 2005, he was named General Manager of the United States Client Organization and was promoted to Senior Vice President in March 2005. He was promoted to Executive Vice President in March 2007 and named Chief Operation Officer in January 2010. Prior to joining the Company, Mr. Valentine was with Accenture Consulting.
Julia M. Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003 and to Senior Vice President in March 2007.
PART II
Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2009 and 2008 as reported by The Nasdaq Stock Market®.

	2009			2008

	High	Low	Last	High	Low	Last

First Quarter	$46.40	$33.72	$43.29	$59.59	$38.40	$38.40
Second Quarter	63.82	41.88	60.05	48.17	37.28	45.70
Third Quarter	75.17	56.80	72.50	49.34	43.21	47.32
Fourth Quarter	85.51	73.53	82.44	45.08	31.58	39.18
At February 16, 2010, there were approximately 1,106 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business. In March 2008, our Board of Directors authorized a stock repurchase program for $45 million of our Common Stock. There were no shares repurchased by us during the quarter or the year ended January 2, 2010.

Item 6. Selected Financial Data

(In thousands, except per share data)	2009	2008	2007	2006	2005
	(1)	(1)(2)	(1)(3)(4)(5)	(1)(6)	(7)(8)

Statement of Earnings Data:
Revenues	$1,671,864	$1,676,028	$1,519,877	$1,378,038	$1,160,785
Operating earnings	292,006	278,885	204,083	166,167	140,436
Earnings before income taxes	292,681	281,431	203,967	167,544	135,244
Net earnings	193,465	188,658	127,125	109,891	86,251

Earnings per share:
Basic	2.39	2.34	1.60	1.41	1.16
Diluted	2.31	2.26	1.53	1.34	1.10

Weighted average shares outstanding:
Basic	80,981	80,549	79,395	77,691	74,144
Diluted	83,882	83,435	83,218	81,723	78,090

Balance Sheet Data:
Working capital	$788,232	$517,650	$530,441	$444,656	$391,541
Total assets	2,148,567	1,880,988	1,689,956	1,496,433	1,303,629
Long-term debt, excl. current installments	95,506	111,370	177,606	187,391	194,265
Cerner Corporation stockholders’ equity	1,580,678	1,311,009	1,132,428	922,294	760,533

(1)	Includes share-based compensation expense recognized in accordance with ASC 718, Stock Compensation. The impact of including this expense is a $10.6 million decrease, net of $6.3 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.12 in 2009, $9.5 million decrease, net of $5.6 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.11 in 2008, a $10.2 million decrease, net of $6.0 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.12 in 2007 and a $11.7 million decrease, net of $7.3 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.14 in 2006.

(2)	Includes expense related to a settlement with a third party provider of software related to the use of the third party’s software in our remote hosting business. The settlement included compensation for the use of the software for periods prior to 2008 as well as compensation for licenses of the software for future use for existing and additional clients through January 2009. Of the total settlement amount, we determined that $5.0 million should have been recorded in prior periods, primarily 2005 through 2007. Based on this valuation, 2008 results include an increase of $8.0 million to sales and client service expense, a decrease of $5.0 million to net earnings, and a decrease of $0.06 to diluted earnings per share that are attributable to prior periods.

(3)	Includes a research and development write-off related to the RxStation® medication dispensing devices. In connection with production and delivery of the RxStation medication dispensing devices, we reviewed the accounting treatment for the RxStation line of devices and determined that $8.6 million of research and development activities for the RxStation medication dispensing devices that should have been expensed was incorrectly capitalized. The impact of this charge is a $5.4 million decrease, net of $3.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.06 in the year ended December 29, 2007. $2.1 million of this $5.4 million after tax amount recorded in 2007 related to periods prior to 2007.

(4)	Includes a $3.1 million tax benefit recorded in 2007 related to periods prior to 2007. The tax benefit relates to the over-expensing of state income taxes, which resulted in an increase to diluted earnings per share of $0.04 in the year ended December 29, 2007.

(5)	Includes an adjustment to correct the amounts previously reported for the second quarter of 2007 for a previously disclosed out-of-period tax item relating to foreign net operating losses. The effect of this adjustment increases tax expense for the year ended December 29, 2007, by $4.2 million and increases January 1, 2005 retained earnings (Shareholders’ Equity) by the same amount.

(6)	Includes a tax benefit of $2.0 million for adjustments relating to prior periods. This results in an increase to diluted earnings per share of $0.02.

(7)	Includes a tax benefit of $4.8 million relating to the carry-back of a capital loss generated by the sale of Zynx Health Incorporated (Zynx) in the first quarter of 2004. The impact of this refund claim is a $4.8 million increase in net earnings and an increase in diluted earnings per share of $0.06 for 2005.

(8)	Includes a charge for the write-off of acquired in process research and development related to the acquisition of the medical business division of VitalWorks, Inc. The impact of this charge is a $3.9 million decrease, net of $2.4 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.05 for 2005.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (Notes).
Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2009 consisted of 52 weeks and ended on January 2, 2010; fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009; and fiscal year 2007 consisted of 52 weeks and ended on December 29, 2007. All references to years in this MD&A represent fiscal years unless otherwise noted.
Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, healthcare devices and services that allow healthcare providers to securely access clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We implement the healthcare solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by our clients or in our data center via a managed services model.
Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% or more. This growth has also created a very strategic footprint in healthcare, with Cerner® solutions licensed by over 8,500 facilities, including approximately 2,300 hospitals; 3,400 physician practices with over 30,000 physicians; 600 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 700 home health facilities; and 1,500 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current HIT partners or those who have not yet strategically aligned with a supplier. We expect the HITECH provisions in ARRA will create a period of increased demand within the United States during which we believe we can gain additional market share. We also expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into healthcare. Examples of these include our CareAware® healthcare device architecture and devices, Healthe employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the United States. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over five- and ten-year periods. We believe we can continue driving strong levels of earnings growth by continuing to grow revenue while also leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	becoming more efficient at implementing our software by leveraging implementation tools and methodologies we have developed that can reduce the amount of effort required to implement our software;

•	leveraging our investments in R&D by addressing new markets that do not require significant incremental R&D but can contribute significantly to revenue growth; and,

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.
We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures.
Results Overview
In a challenging economic environment, we continued to execute on our core strategies to drive top-line growth, expand operating margins, grow earnings and generate good cash flow in 2009. The 2009 results included strong levels of new business bookings, earnings and cash flow.
New business bookings revenue in 2009, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.83 billion, which is an increase of 19% compared to $1.54 billion in 2008. This growth was concentrated in the second half of 2009, which included strong bookings growth that offset slight declines in the first half of the year. The improvement in the second half of the year reflects slightly better economic conditions and some early demand driven by the HITECH stimulus incentives.
Our 2009 revenues remained flat at $1.7 billion as compared to 2008, with the lack of growth largely the result of the challenging economic conditions that persisted through much of the year. Additionally, our revenue comparisons in 2009 were impacted by a $28.6 million cumulative catch-up adjustment recognized in the fourth quarter of 2008, resulting from a significant change in an accounting estimate related to our contract in London as part of the NHS initiative to automate clinical processes and digitize medical records in England.
Our 2009 net earnings increased 3% to $193.5 million compared to $188.7 million in 2008. Diluted earnings per share increased 2% to $2.31 compared to $2.26 in 2008. The 2009 and 2008 net earnings and diluted earnings per share reflect the impact of accounting for stock-based compensation using the fair value method to measure and record expense for stock options, pursuant to Accounting Standards Codification (ASC), 718, Stock Compensation. The effect of these expenses reduced the 2009 net earnings and diluted earnings per share by $10.5 million and $0.12, and the 2008 earnings and diluted earnings per share by $9.5 million and $0.11, respectively. Our 2008 net earnings also include the previously discussed cumulative catch-up adjustment. The after-tax effect of this catch-up increased 2008 net earnings and diluted earnings per share by $20.6 million and $0.24, respectively. The growth in net earnings and diluted earnings per share was driven primarily by continued progress with our margin expansion initiatives, particularly expanding the profitability of support and maintenance revenue, leveraging R&D investments, and controlling sales and client services expenses, partially offset by the 2008 catch-up adjustment. Our 2009 operating margin was 17.5%, compared to 16.6% in 2008, and we remain on target to achieve our long term goal of 20% operating margins.

We had cash collections of receivables of $1.8 billion in 2009 compared to $1.7 billion in 2008. Days sales outstanding decreased to 90 days for the 2009 fourth quarter compared to 105 days for 2009 third quarter and 92 days for the 2008 fourth quarter. Approximately 12 days of this quarterly decline is driven by the reclassification of our Fujitsu receivables to other long term assets, which are not included in our days sales outstanding calculation. The remaining decline is reflective of improved cash collections. Operating cash flows for 2009 were $347.3 million compared to $281.8 million in 2008, with the growth driven by increased earnings and decreased use of working capital.
Healthcare Information Technology Market Outlook
We have provided a detailed assessment of the healthcare information technology market under Part I, Item 1, The Healthcare and Healthcare IT Industry.
Results of Operations
Fiscal Year 2009 Compared to Fiscal Year 2008

		% of		% of
(in thousands)	2009	Revenue	2008	Revenue	% Change

Revenues
System sales	$504,561	30%	$522,373	31%	-3%
Support and maintenance	493,193	29%	472,579	28%	4%
Services	643,678	39%	643,317	38%	0%
Reimbursed travel	30,432	2%	37,759	2%	-19%

Total revenues	1,671,864	100%	1,676,028	100%	0%

Costs of revenue
Costs of revenue	281,198	17%	296,063	18%	-5%

Total margin	1,390,666	83%	1,379,965	82%	1%

Operating expenses
Sales and client	700,639	42%	715,512	43%	-2%
Software development	271,051	16%	272,519	16%	-1%
General and administrative	126,970	8%	113,049	7%	12%

Total operating expenses	1,098,660	66%	1,101,080	66%	0%

Total costs and expenses	1,379,858	83%	1,397,143	83%	-1%

Operating earnings	292,006	17%	278,885	17%	5%

Interest income (expense), net	308		3,056
Other income (expense), net	367		(510)
Income taxes	(99,216)		(92,773)

Net earnings	$193,465		$188,658		3%

As discussed in the results overview, our 2008 consolidated and global segment revenues and margin included a cumulative catch-up adjustment recognized in the fourth quarter, in the amount of $28.6 million, resulting from a significant change in accounting estimate related to our contract in London. The majority of the catch-up adjustment revenue was included in support, maintenance and services. Refer to Note (1a) of the notes to consolidated financial statements for more information on this adjustment.
Revenues & Backlog
Revenues were $1.7 billion in 2009, which is flat compared to 2008.

•	System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 3% to $504.6 million in 2009 from $522.4 million in 2008. The decrease in system sales was driven by a decline in technology resale, with licensed software basically flat and subscriptions increasing slightly.

•	Support and maintenance revenues increased 4% to $493.2 million in 2009 compared to $472.6 million in 2008. This increase is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. The growth rate of support and maintenance revenue was negatively impacted by the extra week in 2008 (53) compared to 2009 (52) and the catch-up adjustment in 2008.

•	Services revenue, which includes professional services excluding installation, and managed services, remained flat, with growth in CernerWorksSM managed services being offset by declines in professional services. The decline in professional services reflects the impact of the economy and lower billable headcount in 2009 compared to 2008.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 23% in 2009 compared to 2008. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178.0 million as a result of the contract withdrawal by Fujitsu Limited as the prime contractor in the southern region of England. A summary of our total backlog for 2009 and 2008 follows:

(In thousands)	2009	2008

Contract backlog	$3,591,026	$2,907,762
Support and maintenance backlog	620,616	580,915

Total backlog	$4,211,642	$3,488,677

Costs of Revenue
Cost of revenues was 17% of total revenues in 2009, as compared to 18% in 2008, with the slightly lower level reflective of the decline in technology resale, which includes higher third party costs. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses remained flat in 2009 at $1.1 billion as compared to 2008. Accounting pursuant to ASC 718, which results in the expensing of share-based compensation, impacted expenses in 2009 and 2008 as indicated below:

(In thousands)	2009	2008

Sales and client service expenses	$7,552	$7,750
Software development expense	4,374	3,232
General and administrative expenses	4,916	4,162

Total stock-based compensation expense	$16,842	$15,144

•	Sales and client service expenses as a percent of total revenues were 42% in 2009, as compared to 43% in 2008. These expenses decreased 2% to $700.6 million in 2009, from $715.5 million in 2008. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The decrease was primarily attributable to lower professional services expense, partially offset by growth in the managed services business.

•	Software development expense decreased 1% in 2009 to $271.1 million, from $272.5 million in 2008. Expenditures for software development in 2009 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. A summary of our total software development expense in 2009 and 2008 is as follows:

(In thousands)	2009	2008

Software development costs	$285,187	$291,368
Capitalized software costs	(76,876)	(69,039)
Capitalized costs related to share-based payments	(871)	(942)
Amortization of capitalized software costs	63,611	51,132

Total software development expense	$271,051	$272,519

•	General and administrative expenses as a percent of total revenues were 8% in 2009, as compared to 7% in 2008. These expenses increased 12% to $127.0 million in 2009 from $113.0 million in 2008. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. We recorded a net transaction gain on foreign currency of $4.0 million and $9.9 million in 2009 and 2008, respectively. The lower gain in 2009 compared to 2008 was the primary reason for the increase in general and administrative expenses, with the balance driven by legal fees and other corporate expenses.
Non-Operating Items
•	Net interest income was $0.3 million in 2009, compared with net interest income of $3.1 million in 2008. Interest income decreased to $8.8 million in 2009 from $13.6 million in 2008, due primarily to a decline in investment returns. Interest expense decreased to $8.5 million in 2009 from $10.5 million in 2008, due primarily to a reduction in long-term debt.

•	Other income was $0.4 million in 2009, compared to other expense of $0.5 million in 2008. Other income and expense in 2009 and 2008 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $10.5 million and $19.9 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Notes 3 and 4 of the notes to consolidated financial statements for additional information on our auction rate securities.

•	Our effective tax rate was 34% and 33% in 2009 and 2008, respectively. This net increase is primarily due to higher tax expense recorded at the statutory rates of approximately $5.0 million and prior period tax expense of $2.3 million, offset by a decrease in our unrecognized tax benefits of $5.6 million. The tax rate for 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates. Tax expense for 2009 includes expense of approximately $2.3 million and 2008 includes benefits of approximately $2.9 million for corrections relating to prior periods.
Operations by Segment
We have two operating segments, Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.
The following table presents a summary of our operating segment information for the years ended 2009 and 2008:

		% of		% of
(in thousands)	2009	Revenue	2008	Revenue	% Change

Domestic Segment
Revenues	$1,398,715	100%	$1,307,510	100%	7%

Costs of revenue	240,847	17%	225,955	17%	7%
Operating expenses	372,370	27%	361,213	28%	3%

Total costs and expenses	613,217	44%	587,168	45%	4%

Domestic operating earnings	785,498	56%	720,342	55%	9%

Global Segment
Revenues	273,149	100%	368,518	100%	-26%

Costs of revenue	40,351	15%	70,108	19%	-42%
Operating expenses	130,256	48%	150,729	41%	-14%

Total costs and expenses	170,607	62%	220,837	60%	-23%

Global operating earnings	102,542	38%	147,681	40%	-31%

Other, net	(596,034)		(589,138)		1%

Consolidated operating earnings	$292,006		$278,885		5%

Domestic Segment
•	Revenues increased 7% to $1.4 billion in 2009 from $1.3 billion in 2008. This increase was driven by growth in managed services, licensed software, technology resale, and support and maintenance, partially offset by a decline in professional services.

•	Cost of revenues was 17% of revenues in both 2009 and 2008.

•	Operating expenses increased 3% to $372.4 million in 2009, from $361.2 million in 2008, due primarily to growth in managed services.

•	Operating earnings of the Domestic segment increased 9% to $785.5 million in 2009 from $720.3 million in 2008.
Global Segment
•	Revenues decreased 26% to $273.1 million in 2009 from $368.5 million in 2008. This decrease was driven by the previously discussed cumulative catch-up adjustment in 2008 and a decline in revenue from Middle Eastern and European countries resulting from the challenging global economic conditions.

•	Cost of revenues was 15% and 19% of revenues in 2009 and 2008, respectively. The lower cost of revenues was driven by a lower mix of hardware revenues in 2009.

•	Operating expenses decreased 14% to $130.3 million in 2009, from $150.7 million in 2008, primarily due to a decrease in professional services expense.

•	Operating earnings of the Global segment decreased 31% to $102.5 million in 2009 from $147.7 million in 2008. This decline was driven by the catch-up adjustment in 2008 and the lower level of revenues in 2009.
Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 1% to $596.0 million in 2009 from $589.1 million in 2008.
Fiscal Year 2008 Compared to Fiscal Year 2007

		% of		% of
(in thousands)	2008	Revenue	2007	Revenue	% Change

Revenues
System sales	$522,373	31%	$500,319	33%	4%
Support and maintenance	472,579	28%	397,713	26%	19%
Services	643,317	38%	585,067	38%	10%
Reimbursed travel	37,759	2%	36,778	2%	3%

Total revenues	1,676,028	100%	1,519,877	100%	10%

Costs of revenue
Costs of revenue	296,063	18%	280,110	18%	6%

Total margin	1,379,965	82%	1,239,767	82%	11%

Operating expenses
Sales and client	715,512	43%	657,956	43%	9%
Software development	272,519	16%	270,576	18%	1%
General and administrative	113,049	7%	107,152	7%	6%

Total operating expenses	1,101,080	66%	1,035,684	68%	6%

Total costs and expenses	1,397,143	83%	1,315,794	87%	6%

Operating earnings	278,885	17%	204,083	13%	37%

Interest income (expense), net	3,056		1,269
Other income (expense), net	(510)		(1,385)
Income taxes	(92,773)		(76,842)

Net earnings	$188,658		$127,125		48%

As discussed in the results overview, our 2008 consolidated and global segment revenues and margin included a cumulative catch-up adjustment recognized in the fourth quarter, in the amount of $28.6 million, resulting from a significant change in accounting estimate related to our contract in London. The majority of the catch-up adjustment revenue was included in support, maintenance and services. Refer to Note (1a) of the notes to consolidated financial statements for more information on this adjustment.
Revenues and Backlog
Revenues increased 10% to $1.7 billion in 2008, compared with $1.5 billion in 2007.

•	System sales revenues increased 4% to $522.4 million in 2008 from $500.3 million in 2007. The increase in system sales was driven by growth in licensed software, sublicensed software and subscriptions.

•	Support and maintenance revenues increased 19% to $472.6 million in 2008 from $397.7 million in 2007, mainly due to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees.

•	Services revenue increased 10% to $643.3 million in 2008 from $585.1 million in 2007 primarily attributable to growth in CernerWorks managed services.
Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 7% in 2008 compared to 2007. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178.0 million as a result of the contract withdrawal by the prime contractor in the southern region of England. A summary of our total backlog for 2008 and 2007 follows:

(In thousands)	2008	2007

Contract backlog	$2,907,762	$2,712,195
Support and maintenance backlog	580,915	541,095

Total backlog	$3,488,677	$3,253,290

Costs of Revenue
Cost of revenues was 18% of total revenues in both 2008 and 2007. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period.
Operating Expenses
Total operating expenses increased 6% to $1.1 billion in 2008 from $1.0 billion in 2007. Accounting pursuant to ASC 718, which results in the expensing of share-based compensation, impacted expenses in 2008 and 2007 as indicated below:

(In thousands)	2008	2007

Sales and client service expenses	$7,750	$9,518
Software development expense	3,232	3,032
General and administrative expenses	4,162	3,639

Total stock-based compensation expense	$15,144	$16,189

•	Sales and client service expenses as a percent of total revenues were 43% in both 2008 and 2007. These expenses increased 9% to $715.5 million in 2008, from $658.0 million in 2007. The increase was primarily attributable to growth in the managed services business, including $8.0 million of expense recorded in the second quarter of 2008 for a settlement with a third party provider of software related to the use of the third party’s software in this business.

•	Total expense for software development in 2008 increased 1% to $272.5 million, from $270.6 million in 2007. Included in 2007 software development expense is $8.6 million of research and development activities for the RxStation® medical dispensing device. $3.4 million of this amount recorded in 2007 is related to periods prior to 2007. A summary of our total software development expense in 2008 and 2007 is as follows:

(In thousands)	2008	2007

Software development costs	$291,368	$283,086
Capitalized software costs	(69,039)	(64,789)
Capitalized costs related to share-based payments	(942)	(1,196)
Amortization of capitalized software costs	51,132	53,475

Total software development expense	$272,519	$270,576

•	General and administrative expenses as a percent of total revenues were 7% in 2008 and 2007. These expenses increased 6% to $113.0 million in 2008 from $107.2 million in 2007. This increase was due primarily to the growth of our core business and increased presence in the global market. We recorded a net transaction gain on foreign currency of $9.9 million and $3.7 million in 2008 and 2007, respectively.
Non-Operating Items
•	Net interest income was $3.1 million in 2008, compared with net interest income of $1.3 million in 2007. Interest income increased to $13.6 million in 2008 from $13.2 million in 2007, due primarily to higher returns received from our investments in auction rate securities. Interest expense decreased to $10.5 million in 2008 from $11.9 million in 2007, due primarily to a reduction in long-term debt.

•	Other expense was $0.5 million in 2008, compared to $1.4 million in 2007. As a result of entering into a settlement agreement with an investment firm relating to auction rate securities, other expense in 2008 includes the recognition of a gain of $19.9 million for a put-like feature. This gain was offset by the recognition of an unrealized loss recorded on our auction rate securities due to a transfer of these securities from available-for-sale to trading.

•	Our effective tax rate was 33% and 38% in 2008 and 2007, respectively. This decrease is primarily due to a higher than normal rate in 2007. The effective rate in 2007 was impacted primarily by a recognition of a valuation allowance in the third quarter of 2007 on certain of our foreign tax loss carry-forwards. Such additional tax expense in 2007 was partially offset by a tax benefit for adjustments relating to prior periods. The tax rate for 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates.

During the second quarter of 2007, we determined that due to a change in circumstances in the quarter, it was more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $8.0 million. The 2007 valuation allowance was used in 2008 to offset a reduction in the operating loss carry-forward for the non-U.S. jurisdiction.

Tax expense for 2008 and 2007 include benefits of approximately $2.9 million and $3.1 million, respectively, for corrections relating to prior periods.
Operations by Segment
The following table presents a summary of our operating segment information for the years ended 2008 and 2007:

		% of		% of
(in thousands)	2008	Revenue	2007	Revenue	% Change

Domestic Segment
Revenues	$1,307,510	100%	$1,227,434	100%	7%

Costs of revenue	225,955	17%	221,154	18%	2%
Operating expenses	361,213	28%	331,124	27%	9%

Total costs and expenses	587,168	45%	552,278	45%	6%

Domestic operating earnings	720,342	55%	675,156	55%	7%

Global Segment
Revenues	368,518	100%	290,677	100%	27%

Costs of revenue	70,108	19%	53,367	18%	31%
Operating expenses	150,729	41%	151,355	52%	0%

Total costs and expenses	220,837	60%	204,722	70%	8%

Global operating earnings	147,681	40%	85,955	30%	72%

Other, net	(589,138)		(557,028)		6%

Consolidated operating earnings	$278,885		$204,083		37%

Domestic Segment
•	Revenues increased 7% to $1.3 billion in 2008 from $1.2 billion in 2007. This increase was primarily driven by growth in managed services and support and maintenance.

•	Cost of revenues was 17% and 18% of revenues in 2008 and 2007, respectively. The decline was driven primarily by a lower level of hardware sales.

•	Operating expenses increased 9% to $361.2 million 2008, from $331.1 million in 2007, due primarily to growth in managed services.

•	Operating earnings of the Domestic segment increased 7% to $720.3 million in 2008 from $675.2 million in 2007.
Global Segment
•
Revenues increased 27% to $368.5 million in 2008 from $290.7 million in 2007. This increase was primarily driven by an increase in sales in Europe and the Middle East and the previously discussed cumulative catch-up adjustment.

•	Cost of revenues was 19% and 18% of revenues in 2008 and 2007, respectively. The higher cost of revenues was driven by a higher mix of hardware revenues in 2008.

•	Operating expenses remained flat in 2008 as compared to 2007.

•	Operating earnings of the Global segment increased 72% to $147.7 million in 2008 from $86.0 million in 2007.
Other, net
Net operating expenses not attributed to an operating segment increased 6% to $589.1 million in 2008 from $557.0 million in 2007. This increase was primarily due to increased research and development and general and administrative spending and a settlement with a third party supplier in the second quarter of 2008 related to the prior period usage of their software in our remote hosting business. The third party supplier settlement increased expense by $8.0 million in the second quarter of 2008.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients, and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, time deposits and bonds with original maturities of less than 90 days and short-term investments. At the end of 2009, we had cash of $144.8 million, cash equivalents of $97.0 million and short-term investments of $317.1 million, as compared to cash of $199.5 million, cash equivalents of $71.0 million and short-term investments of $38.4 million at the end of 2008.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2010.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. During the 2009 fourth quarter certain events occurred in the resolution process between Fujitsu and the NHS which reduced the likelihood the matter will be resolved in the next 12 months. Therefore we reclassified the receivables, which represented more than 10% of our net receivables, from current assets to other long term assets during the 2009 fourth quarter. These receivables represent the significant majority of other long-term assets at the end of 2009. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by us. These conditions persisted through the remainder of 2008 and into 2009. During the fourth quarter of 2008, we entered into a settlement agreement with the investment firm that sold us the auction rate securities. Under the terms of the settlement agreement, we received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The settlement is in effect a put-like instrument with a fair value generally equal to the difference between the auction rate securities’ fair value and par value. In the fourth quarter of 2009, these securities were reclassified to short term investments based on our intention to exercise the put-like settlement feature and redeem the securities within the next year. At the end of 2009, we held auction rate securities with a par value of $94.6 million and an estimated fair value of $85.2 million.
We anticipate that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations. For a more detailed discussion of the auction rate securities, please refer to Note (3), Cash and Investments, in the Consolidated Financial Statements. We do not expect the auction failures to impact our ability to fund our working capital needs, capital expenditures or other business requirements.
The following table provides details about our cash flows in 2009, 2008 and 2007:

	For the Years Ended
(In thousands)	2009	2008	2007

Cash flows from operating activities	$347,291	$281,802	$274,565
Cash flows from investing activities	(394,321)	(170,607)	(287,666)
Cash flows from financing activities	16,770	(11,654)	37,083
Effect of exchange rate changes on cash	1,489	(11,961)	(3,613)

Total change in cash and cash equivalents	$(28,771)	$87,580	$20,369

Cash Flows from Operating Activities
Cash flows from operations increased in 2009 due primarily to the increase in cash impacting earnings and decreased use of working capital. During 2009, 2008 and 2007, we received total client cash collections of $1.8 billion, $1.7 billion and $1.6 billion, respectively, of which approximately 3%, 5% and 5% were received from third party client financing arrangements and non-recourse payment assignments, respectively. Days sales outstanding decreased to 90 days for the 2009 fourth quarter compared to 105 days for 2009 third quarter and 92 days for the 2008 fourth quarter. Approximately 12 days of this quarterly decline is driven by the reclassification of our Fujitsu receivables to other long term assets, which are not included in our days sales outstanding calculation. The remaining decline is reflective of our improved cash collections. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 4% in 2009 and 19% in 2008, and we expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash Flows from Investing Activities

	For the Years Ended
(In thousands)	2009	2008	2007

Capital purchases	$(131,265)	$(108,099)	$(180,723)
Capitalized software development costs	(77,747)	(70,098)	(66,063)
Purchases of investments, net of maturities	(169,295)	17,510	(13,277)
Other, net	(16,014)	(9,920)	(27,603)

Total cash flows from investing activities	$(394,321)	$(170,607)	$(287,666)

Cash flows from investing activities consists primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, capitalized land, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2010 is expected to approximate our 2009 levels.
Cash Flows from Financing Activities

	For the Years Ended
(In thousands)	2009	2008	2007

Line of credit and long-term debt borrowings and repayments, net	$(32,352)	$(15,317)	$(22,359)
Cash from option exercises (incl. excess tax benefits)	47,234	24,530	59,442
Purchase of treasury stock	-	(28,002)	-
Other, net	1,888	7,135	-

Total cash flows from financing activities	$16,770	$(11,654)	$37,083

In November 2005, we completed a £65.0 million private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced in November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2009.
In December 2002, we completed a $60.0 million private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full by the end of 2008. The Series B Senior notes, with a $39.0 million principal amount at 6.42%, are payable in four equal annual installments, which commenced in December 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2009.
In April 1999, we completed a $100.0 million private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60.0 million principal amount at 7.14%, were paid in full by the end of 2006. The Series B Senior Notes, with a $40.0 million principal amount at 7.66%, were paid in full by the end of 2009.
We maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. The current agreement expires on May 31, 2013. As of the end of 2009, we had no outstanding borrowings under this agreement and were in compliance with all covenants.
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
The following table represents a summary of our contractual obligations and commercial commitments, excluding interest, at the end of 2009, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
(In thousands)	2010	2011	2012	2013	2014	2015 and thereafter	Total

Long-term debt obligations	$24,765	$25,338	$24,765	$15,015	$15,015	$15,015	$119,913

Capital lease obligations	249	250	108	-	-	-	607

Operating lease obligations	25,504	23,041	20,573	17,677	15,143	60,195	162,133

Purchase obligations	15,592	6,067	5,644	5,597	2,797	10,665	46,362

Uncertain tax positions	-	314	3,226	3,059	-	-	6,599

Total	$66,110	$55,010	$54,316	$41,348	$32,955	$85,875	$335,614

The effects of inflation on our business during 2009, 2008 and 2007 were not significant.

Recent Accounting Pronouncements
In September 2009, Accounting Standards Update (ASU) 09-13, Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements, was issued, which will require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the guidance in ASU 09-13 and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. ASU 09-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are assessing the potential impact of ASU 09-13 on our financial position and results of operations.
In September 2009, ASU 09-14, Software (Topic 985) — Certain Revenue Arrangements that Include Software Elements, was issued, which requires the exclusion from the scope of ASC 985 of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 09-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are assessing the impact of ASU 09-14 on our financial position and results of operations.
In December 2009, ASU 09-16, Accounting for Transfers of Financial Assets, was issued, which among other things creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. ASU 09-16 is effective for financial asset transfers as of the beginning of fiscal years that begin after November 15, 2009. Earlier adoption is prohibited. We are assessing the impact of ASU 09-16 on our financial position and results of operations.
Critical Accounting Policies
We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, potential impairments of goodwill and income taxes. These policies and our procedures related to these policies are described in detail below and under specific areas within this MD&A. In addition, Note (1) to the consolidated financial statements expands upon discussion of our accounting policies.
Revenue Recognition
We recognize revenue within our multiple element arrangements, including software and software-related services, using the residual method under ASC 985-605, Software — Revenue Recognition. Key factors in our revenue recognition model are our assessments that installation services are essential to the functionality of our software whereas implementation services are not; and the length of time it takes for us to achieve the delivery and installation milestones for our licensed software. If our business model were to change such that implementation services are deemed to be essential to the functionality of our software, the period of time over which our licensed software revenue would be recognized would lengthen. We generally recognize revenue from the sale of our licensed software over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Generally, both milestones are achieved in the quarter the contracts are executed. If the period of time to achieve our delivery and installation milestones for our licensed software were to lengthen, our milestones would be adjusted and the timing of revenue recognition for our licensed software could materially change.
We also recognize revenue for certain projects using the percentage of completion method pursuant to ASC 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, as prescribed by ASC 985-605. Our revenue recognition is dependent upon our ability to reliably estimate the direct labor hours to complete a project which generally can span several years. We utilize our historical project experience and detailed planning process as a basis for our future estimates to complete current projects. Significant delays in completion of the projects, unforeseen cost increases or penalties could result in significant reductions to revenue and margins on these contracts. The actual project results can be significantly different from the estimated results. When adjustments are indentified near or at the end of a project, the full impact of the change in estimate is recognized in that period. This can result in a material impact on our results for a single reporting period.
Software Development Costs
Costs incurred internally in creating computer software solutions and enhancements to those solutions are expensed until completion of a detailed program design, which is when we determine that technological feasibility has been established. Thereafter, all software development costs are capitalized until such time as the software solutions and enhancements are available for general release, and the capitalized costs subsequently are reported at the lower of amortized cost or net realizable value.
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
Capitalized costs are amortized based on current and expected net future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the software solution. We are amortizing capitalized costs over five years. The five-year period over which capitalized software development costs are amortized is an estimate based upon our forecast of a reasonable useful life for the capitalized costs. Historically, use of our software programs by our clients has exceeded five years and is capable of being used a decade or more.
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
Fair Value Measurements
We determine fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
As of the end of 2009, we held investments in money market funds, time deposits, commercial paper, government and corporate bonds and auction rate securities. Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Due to the lack of availability of observable market quotes on our investment portfolio of auction rate securities, we utilize valuation models that are based on discounted cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation is subject to uncertainties that are difficult to predict. If different assumptions were used for the various inputs to the valuation, including, but not limited to, assumptions involving the estimated holding periods for the auction rate securities, the estimated cash flows over those estimated lives, and the estimated discount rates, including the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined.
A considerable amount of judgment and estimation is applied in the valuation of auction rate securities. In addition, we also apply judgment in determining whether the marketable securities are other-than-temporarily impaired. We typically consider the severity and duration of the decline, future prospects of the issuer and our ability and intent to hold the security to recovery.
Goodwill
We account for goodwill under the provisions of ASC 350, Intangibles — Goodwill and Other. As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment test based on fair value. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2009 and 2008 and concluded that goodwill was not impaired. In each respective year, the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units for all periods. Goodwill amounted to $151.5 million and $146.7 million at the end of 2009 and 2008, respectively. If future, anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.
Income Taxes
We account for income taxes under the provisions of ASC 740, Income Taxes. We make a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. These assumptions and estimates consider the taxing jurisdictions in which we operate as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions, business structures and future projected profitability of our businesses based on our interpretation of existing facts and circumstances. If these assumptions and estimates were to change as a result of new evidence or changes in circumstances, the change in estimate could result in a material adjustment to the consolidated financial statements.
We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure contained herein.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We use a foreign-currency denominated debt instrument to reduce our foreign currency exposure in the U.K. As of the end of 2009, we designated all of our Great Britain Pound (GBP) denominated long-term debt (55.7 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income by approximately $6.6 million. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Notes required by this Item are submitted as a separate part of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A
Item 9.A. Controls and Procedures
a)
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the Evaluation Date). They have concluded that, as of the Evaluation Date and based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15 or 15d-15, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended January 2, 2010, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 2, 2010, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.
Item 9.B. Other Information
N/A
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 10 by reference.
The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 10 by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof. The names of our executive officers and their ages, titles and biographies are incorporated by reference under the caption “Executive Officers of the Registrant” under Part I, above.
Item 11. Executive Compensation
The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010 and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 12 by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Director Independence” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 13 by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2010 Annual Shareholders’ Meeting scheduled to be held May 28, 2010, and is incorporated in this Item 14 by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of January 2, 2010 and January 3, 2009

Consolidated Statements of Operations - Years Ended January 2, 2010, January 3, 2009, and December 29, 2007

Consolidated Statements of Changes in Equity Years Ended January 2, 2010, January 3, 2009, and December 29, 2007

Consolidated Statements of Cash Flows Years Ended January 2, 2010, January 3, 2009, and December 29, 2007

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended January 2, 2010 are included herein:

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

4(b)
Amended and Restated Credit Agreement between Cerner Corporation and U.S. Bank N.A., Bank of America, N.A. (successor in interest to LaSalle Bank National Association), Commerce Bank, N.A. and UMB Bank, N.A., dated November 30, 2006 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on December 6, 2006, and incorporated herein by reference).

4(c)
First Amendment to Amended and Restated Credit Agreement between Cerner Corporation, U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A. and UMB Bank, N.A., dated November 12, 2009 (filed as Exhibit 99.1 to Registrant’s Form 8-K filed on November 18, 2009, and incorporated herein by reference).

4(d)
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

4(e)
Note Purchase Agreement between Cerner Corporation and the purchasers therein, dated December 15, 2002 (filed as Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference).

4(f)
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
Amendment Number One to Cerner Associate Employment Agreement between Cerner Corporation and E. H. Devanny, III, dated November 1, 2008 (filed as Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009 and incorporated herein by reference).*

Number	Description
10(d)	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008 (filed as Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

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

10(h)
Cerner Corporation 2004 Long-Term Incentive Plan G Amended & Restated dated October 1, 2007 (filed as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(i)	Cerner Corporation 2001 Associate Stock Purchase Plan (filed as Annex II to Registrant’s 2001 Proxy Statement and incorporated herein by reference).*

10(j)
Qualified Performance-Based Compensation Plan dated December 3, 2007 (filed as Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(k)	Form of 2009 Executive Performance Agreement (filed as Exhibit 99.1 to Registrant’s Form 8-K on April 6, 2009 and incorporated herein by reference).*

10(l)
Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008 (filed as Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.)*

10(m)
Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated dated January 1, 2008 (filed as Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.)*

10(n)
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

Number	Description
10(r)
Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate (filed as Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007 and incorporated herein by reference).*

10(s)
Time Sharing Agreements between the Registrant and Neal L. Patterson and Clifford W. Illig, both dated February 7, 2007 (filed as Exhibits 10.2 and 10.3, respectively, to Registrant’s Form 8-K filed on February 9, 2007 and incorporated herein by reference).*

10(t)	Notice of Change of Aircraft Provided Under Time Sharing Agreements from Registrant to Neal L. Patterson and Clifford W. Illig, both notices dated December 28, 2009.*

*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3)

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Date: February 22, 2010	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Neal L. Patterson	February 22, 2010
Neal L. Patterson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/Clifford W. Illig	February 22, 2010
Clifford W. Illig, Vice Chairman and Director

/s/Marc G. Naughton	February 22, 2010
Marc G. Naughton, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

/s/Michael R. Battaglioli	February 22, 2010
Michael R. Battaglioli, Vice President and
Chief Accounting Officer

/s/Gerald E. Bisbee, Jr.	February 22, 2010
Gerald E. Bisbee, Jr., Ph.D., Director

/s/John C. Danforth	February 22, 2010
John C. Danforth, Director

/s/Michael E. Herman	February 22, 2010
Michael E. Herman, Director

/s/William B. Neaves	February 22, 2010
William B. Neaves, Ph.D., Director

/s/William D. Zollars	February 22, 2010
William D. Zollars, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited Cerner Corporation’s (the Corporation) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9.A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2010, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Kansas City, Missouri
February 22, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cerner Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of Cerner Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
February 22, 2010

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

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of January 2, 2010 and January 3, 2009

(In thousands, except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$241,723	$270,494
Short-term investments	317,113	38,400
Receivables, net	461,411	468,928
Inventory	11,242	10,096
Prepaid expenses and other	106,791	69,553
Deferred income taxes	8,055	1,402

Total current assets	1,146,335	858,873

Property and equipment, net	509,178	483,399
Software development costs, net	233,265	218,811
Goodwill	151,479	146,666
Intangible assets, net	33,719	51,925
Long-term investments	-	105,300
Other assets	74,591	16,014

Total assets	$2,148,567	$1,880,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,893	$93,667
Current installments of long-term debt	25,014	30,116
Deferred revenue	137,095	107,554
Accrued payroll and tax withholdings	80,093	67,266
Other accrued expenses	79,008	42,620

Total current liabilities	358,103	341,223

Long-term debt	95,506	111,370
Deferred income taxes and other liabilities	98,372	100,546
Deferred revenue	15,788	15,554

Total Liabilities	567,769	568,693

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 82,564,708 shares issued at January 2, 2010 and 81,043,345 issued at January 3, 2009	826	810
Additional paid-in capital	557,545	491,080
Retained earnings	1,053,563	860,098
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss, net	(3,254)	(12,977)

Total Cerner Corporation stockholders’ equity	1,580,678	1,311,009

Noncontrolling interest	120	1,286

Total stockholders’ equity	1,580,798	1,312,295

Total liabilities and stockholders’ equity	$2,148,567	$1,880,988

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 2, 2010, January 3, 2009 and December 27, 2007

	For the Years Ended
(In thousands, except per share data)	2009	2008	2007

Revenues:
System sales	$504,561	$522,373	$500,319
Support, maintenance and services	1,136,871	1,115,896	982,780
Reimbursed travel	30,432	37,759	36,778

Total revenues	1,671,864	1,676,028	1,519,877

Costs and expenses:
Cost of system sales	186,626	197,150	181,744
Cost of support, maintenance and services	64,140	61,154	61,588
Cost of reimbursed travel	30,432	37,759	36,778
Sales and client service	700,639	715,512	657,956
Software development (Includes amortization of $63,611, $51,132 and $53,475, respectively)	271,051	272,519	270,576
General and administrative	126,970	113,049	107,152

Total costs and expenses	1,379,858	1,397,143	1,315,794

Operating earnings	292,006	278,885	204,083

Other income (expense):
Interest income (expense), net	308	3,056	1,269
Other income (expense), net	367	(510)	(1,385)

Total other income (expense), net	675	2,546	(116)

Earnings before income taxes	292,681	281,431	203,967
Income taxes	(99,216)	(92,773)	(76,842)

Net earnings	$193,465	$188,658	$127,125

Basic earnings per share	$2.39	$2.34	$1.60

Diluted earnings per share	$2.31	$2.26	$1.53

Basic weighted average shares outstanding	80,981	80,549	79,395

Diluted weighted average shares outstanding	83,882	83,435	83,218
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Income (Loss)
(In thousands)

Balance at December 31, 2006	78,392	$784	$376,595	$544,315	$-	$600
Exercise of options	1,756	17	29,068	-	-	-

Employee stock option compensation expense	-	-	16,348	-	-	-

Employee stock option compensation net excess tax benefit	-	-	29,865	-	-	-

Foreign currency translation adjustments and other	-	-	-	-	-	7,711	$7,711

Net earnings	-	-	-	127,125	-	-	127,125

Comprehensive Income							$134,836

Balance at December 29, 2007	80,148	$801	$451,876	$671,440	$-	$8,311
Exercise of options	895	9	15,250	-	-	-

Employee stock option compensation expense	-	-	14,788	-	-	-

Employee stock option compensation net excess tax benefit	-	-	9,166	-	-	-

Purchase of treasury shares	-	-	-	-	(28,002)	-

Foreign currency translation adjustments and other	-	-	-	-	-	(21,288)	$(21,288)

Net earnings	-	-	-	188,658	-	-	188,658

Comprehensive Income							$167,370

Balance at January 3, 2009	81,043	$810	$491,080	$860,098	$(28,002)	$(12,977)
Exercise of options	1,522	16	29,773	-

Employee stock option compensation expense	-		15,786	-	-

Employee stock option compensation net excess tax benefit	-		20,906	-	-

Foreign currency translation adjustments and other	-		-	-	-	9,723	$9,723

Net earnings	-		-	193,465	-		193,465

Comprehensive Income							$203,188

Balance at January 2, 2010	82,565	$826	$557,545	$1,053,563	$(28,002)	$(3,254)

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 2, 2010, January 3, 2009 and December 29, 2007

	For the Years Ended
(In thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$193,465	$188,658	$127,125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189,603	170,466	152,817
Share-based compensation expense	15,786	14,683	16,189
Provision for deferred income taxes	(4,141)	(2,521)	(4,496)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(46,599)	(108,072)	(22,802)
Inventory	290	(2,542)	5,435
Prepaid expenses and other	(26,350)	(11,735)	5,752
Accounts payable	(53,417)	2,320	1,768
Accrued income taxes	29,263	22,827	(5,236)
Deferred revenue	28,127	8,345	10,993
Other accrued liabilities	21,264	(627)	(12,980)

Net cash provided by operating activities	347,291	281,802	274,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(131,265)	(108,099)	(180,723)
Capitalized software development costs	(77,747)	(70,098)	(66,063)
Purchases of investments	(266,776)	(488,761)	(495,508)
Maturities of investments	97,481	506,271	482,231
Purchase of other intangibles	(12,485)	(4,201)	(3,542)
Acquisition of businesses, net of cash acquired	(3,529)	(5,719)	(24,061)

Net cash used in investing activities	(394,321)	(170,607)	(287,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	1,888	7,135	-
Proceeds from revolving line of credit and long-term debt	-	44,500	40,000
Repayment of revolving line of credit and long-term debt	(32,352)	(59,817)	(62,359)
Proceeds from excess tax benefits from stock compensation	17,445	9,166	30,357
Proceeds from exercise of options	29,789	15,364	29,085
Purchase of treasury stock	-	(28,002)	-

Net cash provided by (used in) financing activities	16,770	(11,654)	37,083

Effect of exchange rate changes on cash	1,489	(11,961)	(3,613)

Net (decrease) increase in cash and cash equivalents	(28,771)	87,580	20,369
Cash and cash equivalents at beginning of period	270,494	182,914	162,545

Cash and cash equivalents at end of period	$241,723	$270,494	$182,914

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,583	$10,512	$12,024
Income taxes, net of refund	47,114	56,066	54,301

Non-cash changes resulting from acquisitions:
Increase in accounts receivable	$-	$-	$930
Increase in property and equipment, net	-	-	391
Increase in goodwill and intangibles	-	4,025	23,368
Increase in deferred revenue	-	(25)	(476)
Increase in long term debt	-	-	-
Decrease in other working capital components	-	-	(152)

Total	$-	$4,000	$24,061

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include all the accounts of Cerner Corporation and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
The consolidated financial statements were prepared using accounting principles generally accepted in the United States. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.
Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2009 consisted of 52 weeks and ended on January 2, 2010; fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009; and fiscal year 2007 consisted of 52 weeks and ended on December 29, 2007. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
Nature of Operations
We design, develop, market, install, host and support healthcare information technology, healthcare devices and content solutions for healthcare organizations and consumers. We also provide a wide range of value-added services, including implementing solutions as individual, combined or enterprise-wide systems; hosting solutions in our data center; and clinical process optimization services. Furthermore, we provide fully–automated on-site employer health clinics and third party administrator health plan services for employers.
Summary of Significant Accounting Policies
(a) Revenue Recognition – We recognize software-related revenue in accordance with the provisions of ASC 985-605, Software – Revenue Recognition and non software-related revenue in accordance ASC 605, Revenue Recognition. The following are our major components of revenue:
•	System sales – includes the licensing of computer software, deployment period upgrades, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software;

•	Support, Maintenance and Service – includes software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services;

•	Reimbursed Travel – includes reimbursable out-of-pocket expenses (primarily travel) incurred in connection with our client service activities.
We provide for several models of procurement of our information systems and related services. The predominant model involves multiple deliverables and includes a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either hosting services or computer hardware and sublicensed software.

Allocation of Revenue to Multiple Element Arrangements
ASC 985-605 generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement. Since we do not have vendor specific objective evidence (VSOE) of fair values on all the elements within our multiple element arrangements, we recognize revenue using the residual method.
Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, remote hosting services, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. licenses for software solutions including project-related installation services). We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting and subscriptions portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which we charge for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
For certain arrangements, the implementation services are deemed to be essential to the functionality of the licenses for software solutions due to significant modifications and customization of the software. For such software arrangements, revenue for both product and services are accounted for using the percentage-of-completion method under ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Such arrangements typically include post-contract support (PCS). In certain arrangements for which fair value of PCS cannot be established, we classify revenue as systems sales or support, maintenance and services based on the nature of costs incurred. For similar arrangements for which VSOE of PCS exists, PCS is separated from the arrangement based on VSOE and the residual amount is allocated to the software and services accounted for on a combined basis under ASC 605-35. For these arrangements, the service component of the ASC 605-35 deliverable is classified as service revenue based on the VSOE of the services as if provided on a stand-alone basis and the residual is classified as systems sales revenue. Approximately $18.1 million, $26.7 million and $20.0 million of such revenues in 2009, 2008 and 2007, respectively, were included in system sales. Approximately $60.4 million, $86.6 million and $95.0 million of such revenues were included in 2009, 2008 and 2007, respectively, were included in support, maintenance and services for such arrangements.
Revenue Recognition Models for Each Element
We provide project-related installation services when licensing our software solutions, which include project-scoping services, conducting pre-installation audits and creating initial environments. We have deemed installation services to be essential to the functionality of the software, and therefore recognize the software license over the software installation period using the percentage of completion method pursuant ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, as prescribed by ASC 985-605. We measure the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and generally occurs in the same period the contracts are executed but can extend up to one year.
We provide implementation and consulting services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition, unless software license fees are tied to implementation milestones. In those instances, the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.
Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with us to host the software in our data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to us to host the software. These services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, we account for these arrangements under ASC 985-605 (EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware). For those arrangements where the client does not have the contractual right or the ability to take possession of the software at any time, we account for the arrangement as a service contract and thereby recognize revenues for the arrangement over the hosting service period. The hosting and managed services are recognized as the services are performed.
We also offer our solutions on an application service provider (ASP) model, making available time based licenses for our software functionality and providing the software solutions on a remote processing basis from our data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is combined and recognized on a monthly basis over the term of the contract. We capitalize related direct costs consisting of third party costs and direct software installation and implementation costs associated with the initial set up of the client on the ASP service. These costs are amortized over the term of the arrangement.
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
Where we have contractually agreed to develop new or customized software code for a client as a single element arrangement, we utilize percentage of completion accounting, labor-hours method, in accordance with ASC 605-35.
Payment Arrangements
Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Revenue recognition on payments received in advance of the services being performed are deferred and classified as either current or long term deferred revenue depending on whether the revenue will be earned within one year.
We have periodically provided long-term financing options to creditworthy clients through third party financing institutions and have directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to seven years. Pursuant to ASC 985-605, because a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we have a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments.
Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. We account for the assignment of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing. Provided all revenue recognition criteria have been met, we recognize revenue for these arrangements under our normal revenue recognition criteria, and if appropriate, net of any payment discounts from financing transactions.
NHS Initiative
In England, we have contracted with third parties to customize software and provide implementation and support services under long term arrangements (nine years). Prior to 2008 we accounted for the arrangements as single units of accounting under ASC 605-35 because the arrangements require customization and development of software, and fair value for the support services had not been established. Also prior to 2008 we believed it was reasonably assured that no loss would be incurred under these arrangements and therefore we utilized the zero margin approach of applying percentage-of-completion accounting.
During 2008 we established fair value of the undelivered elements of the arrangement that are not subject to percentage of completion accounting. Also, during the fourth quarter of 2008 we realized a significant milestone in London which significantly enhances our ability to reliably estimate work effort for the remainder of the contract and estimate a minimum level of profit on the arrangement. These events, combined with our experience since the contract signed in 2006 and the experience gained in the South, allowed us to conclude that reasonably dependable work effort estimates could be produced and allow for margin recognition.
As a result, our fourth quarter 2008 revenues included a cumulative catch-up adjustment, resulting from the significant change in accounting estimate, in the amount of $28.6 million which represents the margin on the contract which had been previously deferred as a result of the zero margin approach of applying percentage of completion accounting. Greater than a majority of the catch-up adjustment revenue was included in support, maintenance and services. The remaining margin attributed to the services subject to ASC 605-35 will be recognized over the remaining service period until the services are complete and amounts allocated to the other support services subject to ASC 985-605 will be recognized over the relevant support periods. The contract expires in 2014.
(b) Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.
(c) Investments – Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds and auction rate securities. Refer to Note (3) and Note (4) for a comprehensive description of these assets and their value.
(d) Concentrations – Substantially all of our cash and cash equivalents and short-term investments are held at two major financial institutions. The majority of our cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.
Substantially all of our clients are integrated delivery networks, physicians, hospitals and other healthcare related organizations. If significant adverse macro-economic factors were to impact these organizations it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

As of the end of 2009, we had significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note 5 for additional information.
(e) Inventory - Inventory consists primarily of computer hardware, sublicensed software held for resale and RxStation medication dispensing units. Inventory is recorded at the lower of cost (first-in, first-out) or market.
(f) Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of two to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of two to 15 years.
(g) Software Development Costs – Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution.
(h) Goodwill and Other Intangible Assets – We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. As a result, goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. Based on these evaluations, there was no impairment of goodwill in 2009, 2008 or 2007. Refer to Note (7) for more information of Goodwill and other intangible assets.
(i) Contingencies – We accrue for legal and other contingencies in accordance with ASC 450, Contingencies. We currently have no material pending litigation.
The terms of our software license agreements with our clients generally provide for a limited indemnification of such intellectual property against losses, expenses and liabilities arising from third party claims based on alleged infringement by our solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, we have not had to reimburse any of our clients for any losses related to these indemnification provisions pertaining to third party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
From time to time we are involved in routine litigation incidental to the conduct of our business, including for example, employment disputes and litigation alleging solution defects, intellectual property infringement, violations of law and breaches of contract and warranties. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(j) Derivative Instruments and Hedging Activities — We follow ASC 815, Derivatives and Hedging to account for our hedging activities. Refer to Note (10) for more information on our hedging activities.
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

(l) Earnings per Common Share – Earnings per common share is computed in accordance with ASC 260, Earnings Per Share. Refer to Note (13) for additional details of our earnings per share computations.
(m) Accounting for Share-based payments — We follow ASC 718, Stock Compensation, which addresses the accounting for share-based payment transactions with employees and other third parties and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. Refer to Note (14) for a detailed discussion of share-based payments.
(n) Foreign Currency - Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net gain resulting from foreign currency transactions is included in general and administrative expenses in the consolidated statements of operations and amounted to $4.0 million, $9.9 million, and $3.7 million in 2009, 2008 and 2007, respectively.
(o) Collaborative Arrangements - We account for arrangements involving joint operating activities of two or more parties that are each actively involved and exposed to risks and rewards of the activities in accordance with ASC 808, Collaborative Arrangements. Third party costs incurred and revenues generated by such activities are classified in the consolidated statements of operations based on the gross or net reporting requirements included in ASC 605. Payments between participants are recorded based on the nature of the payments in accordance with the applicable authoritative guidance.
(p) Recent Accounting Pronouncements
In September 2009, Accounting Standards Update (ASU) 09-13, Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements, was issued, which will require an entity to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the guidance in ASU 09-13 and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. ASU 09-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are assessing the potential impact of ASU 09-13 on our financial position and results of operations.
In September 2009, ASU 09-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements, was issued, which requires the exclusion from the scope of ASC 985 of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 09-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are assessing the impact of ASU 09-14 on our financial position and results of operations.
In December 2009, ASU 09-16, Accounting for Transfers of Financial Assets, was issued, which among other things creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. ASU 09-16 is effective for financial asset transfers as of the beginning of fiscal years that begin after November 15, 2009. Earlier adoption is prohibited. We are assessing the impact of ASU 09-16 on our financial position and results of operations.
(2) Business Acquisitions
There were no business acquisitions by the Company during 2009. During the 2008 and 2007, we completed two acquisitions, which were accounted for under the purchase method of accounting. The results of each acquisition were included in our consolidated statements of operations from the date of each acquisition. Below is a description of the acquisitions.
On August 1, 2008, we completed the purchase of LingoLogix, Inc. (LingoLogix), for $4.0 million in cash. LingoLogix was a provider of software used for computer automated coding technology. The acquisition of LingoLogix enhanced our revenue cycling offerings as the solutions can be used in both inpatient and outpatient environments to improve physician workflow and drive more accurate and efficient reimbursement through automated coding. The operating results of LingoLogix were combined with our operating results subsequent to the purchase date of August 1, 2008. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $1.3 million and $4.1 million in intangible assets. The goodwill was allocated to our Domestic operating segment. The intangible assets are being amortized over 5 years. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.
On February 22, 2007, we completed the purchase of assets of Etreby Computer Company, Inc. (Etreby), for $25.1 million in cash, which was reduced by $1.6 million for a working capital adjustment in the second quarter of 2007. Etreby was a software provider of retail pharmacy management systems. The acquisition of Etreby’s assets expanded our pharmacy systems portfolio. The operating results of Etreby were combined with our operating results subsequent to the purchase date of February 22, 2007. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $12.7 million and $10.2 million in intangible assets. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. The intangible assets are being amortized over five years. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.
A summary of our purchase acquisitions for the three years ended 2009, is as follows:

					Developed	Form of
(In millions)	Date	Goodwill	(Tax Basis)	Intangibles	Technology	Consideration

Fiscal Year 2008 Acquisition

Name:
LingoLogix, Inc.

Description of Business:
Computer Automated Coding Technology	8/08	$1.3	$ -	$0.5	$3.6	$4.0 cash

Reason for Acquisition:
Integrate technology into Cerner Millennium

Fiscal Year 2007 Acquisition

Name:
Etreby Computer Company, Inc.

Description of Business:
Software provider of retail pharmacy	2/07	$12.7	($12.7)	$8.3	$1.9	$23.5 cash
management systems

Reason for Acquisition:
Integrate technology into Cerner Millennium

The assets and liabilities of the acquired companies at the date of acquisition are as follows:

		Etreby Computer
(In thousands)	LingoLogix, Inc.	Company, Inc.

Current assets	$-	$1,002
Total assets	5,306	24,280
Current liabilities	25	748
Total liabilities	1,306	748
(3) Cash and Investments
Our cash, cash equivalents and investment securities consisted of the following:

(In thousands)	2009	2008

Cash and cash equivalents:
Cash	$144,764	$199,543
Money market funds	80,242	70,951
Time deposits	8,523	-
Corporate bonds	8,194

Total cash and cash equivalents	$241,723	$270,494

Short-term investments
Time deposits	$37,784	$4,084
Commercial paper	19,987	34,316
Government and corporate bonds	164,792	-
Auction rate securities	85,203	-
Put-like feature	9,347	-

Total short-term investments	$317,113	$38,400

Long-term investments
Auction rate securities	$-	$85,440
Put-like feature	-	19,860

Total long-term investments	$-	$105,300

Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on a par-in, par-out basis. In prior periods, we regularly liquidated our investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of, and the yield on, alternative investments. Beginning in February 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. To date we have collected all interest receivable on our auction rate securities when due and expect to continue to do so in the future; however, the principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from 13 to 30 years.
In August 2008, our broker agreed to a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. During the fourth quarter of 2008, we entered into a settlement agreement (the Settlement

Agreement) with the investment firm that sold us the auction rate securities. Under the terms of the Settlement Agreement, we received the right to redeem the securities at par during a period from mid-2010 through mid-2012. Additionally, we have the option to obtain a loan, secured by such securities, at no net cost prior to the redemption period.
In conjunction with the execution of the Settlement Agreement, we transferred the auction rate securities from available-for-sale to trading securities. As trading securities, these investments are carried at fair value with changes recorded through earnings. At the end of 2009, we held auction rate securities with a par value of $94.6 million and recognized an unrealized trading gain of $10.5 million for the year then ended in other income within the Consolidated Statements of Operations.
The Settlement Agreement is being accounted for as a put-like feature and is carried at fair value with changes recorded through earnings. We have valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. At the end of 2009, we valued the put-like feature at $9.3 million and recognized an unrealized loss of $10.5 million for the year then ended in other income within the Consolidated Statement of Operations. We anticipate that any future changes in the fair value of the put-like feature will be substantially offset by changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statements of Operations.
All of the auction rate securities that we currently hold are A rated or higher and are collateralized by student loan portfolios, the majority of which are backed by the U.S. government through its Federal Family Education Loan Program.
In the fourth quarter of 2009, we reclassified our auction rate securities from long-term to short-term investments based on our intention of exercising the put-like settlement feature and redeeming the securities within the next year.
We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of the market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.
(4) Fair Value Measurements
We determine fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy at the end of 2009:

			Fair Value Measurements at Reporting Date Using
(In thousands)			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Balance Sheet		Assets	Inputs	Inputs
Description	Classification	2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	Cash equivalents	$80,242	$80,242	$-	$-
Time deposits	Cash equivalents	8,523	-	8,523	-
Corporate bonds	Cash equivalents	8,194	-	8,194	-
Time deposits	Short-term investments	37,784	-	37,784	-
Commercial paper	Short-term investments	19,987	-	19,987	-
Government and corporate bonds	Short-term investments	164,792	-	164,792	-
Auction rate securities	Short-term investments	85,203	-	-	85,203
Put-like feature	Short-term investments	9,347	-	-	9,347
Refer to Note (3) for a comprehensive description of these assets. Our auction rate securities have been classified as Level 3 assets within the fair value hierarchy, as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. If different assumptions were used for the various inputs to the valuation, including, but not limited to, assumptions involving the estimated holding periods for the auction rate securities, the estimated cash flows over those estimated lives, and the estimated discount rates, including the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could be significantly higher or lower than the fair value we determined.
The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended 2009 and 2008:
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(In thousands)	2009	2008

Beginning balance	$105,300	$160,900
Purchases and settlements, net	-	(54,950)

Transfer to Level 3	-	105,950
Redemptions at par	(10,750)	(650)
Unrealized gain (loss) on auction rate securities included in earnings	10,513	(19,860)
Unrealized gain (loss) on put-like feature included in earnings	(10,513)	19,860

Ending balance	$94,550	$105,300

On January 4, 2009, we fully adopted ASC 820, Fair Value Measurements and Disclosures, to include all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, which includes goodwill and non-financial long-lived assets, and are measured at fair value in certain circumstances (for example, when there is evidence of impairment). As of the end of 2009, there was no indication of impairment related to our non-financial assets and liabilities. Refer to Note (7) — Goodwill and Other Intangible Assets for further description of the inputs used to measure fair value of goodwill as part of our annual impairment test.

(5) Receivables
Receivables consist of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by us at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain non-U.S. countries.
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2009, 2008 and 2007 totaled $3.1 million, $10.0 million and $7.4 million, respectively.
A summary of receivables, net is as follows:

	2009	2008

(In thousands)
Gross accounts receivable	$342,992	$346,063
Less: Allowance for doubtful accounts	16,895	18,149

Accounts receivable, net of allowance	326,097	327,914

Contracts receivable	135,314	141,014

Total receivables, net	$461,411	$468,928

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. During the 2009 fourth quarter certain events occurred in the resolution process between Fujitsu and the NHS which reduced the likelihood the matter will be resolved in the next 12 months. Therefore we reclassified the receivables, which represented more than 10% of our net receivables, from current assets to other long term assets during the 2009 fourth quarter. These receivables represent the significant majority of other long-term assets at the end of 2009. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During 2009 and 2008, we received total client cash collections of $1.8 billion and $1.7 billion, respectively, of which $54.0 million and $89.9 million were received from third party arrangements with non-recourse payment assignments.
(6) Property and Equipment
A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs			)	2009	2008

Furniture and fixtures	5	-	12		$56,631	$58,334
Computer and communications equipment	2	-	5		585,685	513,652
Leasehold improvements	2	-	15		139,331	135,792
Capital lease equipment	3	-	5		17,147	16,797
Land, buildings and improvements	12	-	50		204,080	177,596
Other equipment	5	-	20		964	2,983

					1,003,838	905,154

Less accumulated depreciation and amortization					494,660	421,755

Total property and equipment, net					$509,178	$483,399

Depreciation expense for 2009, 2008 and 2007 was $104.6 million, $96.7 million and $80.0 million, respectively.
(7) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 inputs as defined in the fair value hierarchy. Refer to Note (4) — Fair Value Measurements for the definition of the levels in the fair value hierarchy as defined by ASC 820. The inputs used to calculate the fair value included the projected cash flows and a discount rate that we estimated would be used by a market participant in valuing these assets. Our most recent annual test of goodwill impairment indicated that goodwill was not impaired. The fair values of each of our reporting units exceeded their carrying amounts by a significant margin.
The changes in the carrying amounts of goodwill were as follows:

(In thousands)	2009	2008

Beginning Balance	$146,666	$143,924
Goodwill acquired and earnout payments for prior acquisitions	3,425	2,392
Foreign currency translation adjustment and other	1,388	350

Ending Balance	$151,479	$146,666

Our intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization, are amortized on a straight-line basis, and are summarized as follows:

	Weighted-Average	2009		2008
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$84,968	$62,802	$83,302	$53,233
Customer lists	5.0	55,606	50,960	55,553	40,604
Patents	14.5	8,184	1,729	7,491	1,275
Non-compete agreements	3.0	1,057	605	2,011	1,320

Total	5.5	$149,815	$116,096	$148,357	$96,432

Amortization expense for 2009, 2008 and 2007 was $20.4 million, $20.0 million and $19.7 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For year ended:	2010	$10,161
	2011	8,163
	2012	4,977
	2013	3,218
	2014	1,877
(8) Software Development Costs
Information regarding our software development costs is included in the following table:

	For the Years Ended
(in thousands)	2009	2008	2007

Software development costs	$285,187	$291,368	$283,086
Capitalized software development costs	(77,747)	(69,981)	(65,985)
Amortization of capitalized software development costs	63,611	51,132	53,475

Total software development expense	$271,051	$272,519	$270,576

Included in 2007 total software development costs is $8.6 million of research and development activities for the RxStation medical dispensing devices. Of this amount, $3.4 million was related to periods prior to 2007 and was immaterial to both 2007 and the prior periods to which it related.
We are amortizing capitalized costs over five years. Accumulated amortization as of the end of 2009 and 2008 was $474.3 million and $410.4 million, respectively.
(9) Indebtedness
The following is a summary of indebtedness outstanding:

(In thousands)	2009	2008

Note agreement, 5.54%	$90,090	$94,556
Senior Notes, Series B, 6.42%	29,250	39,000
Senior Notes, Series B, 7.66%	-	6,667
Other obligations	1,180	1,263

	120,520	141,486
Less: current portion	(25,014)	(30,116)

	$95,506	$111,370

In November 2005, we completed a £65.0 million private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2009.
In December 2002, we completed a $60.0 million private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full in 2008. The Series B Senior notes, with a $39.0 million principal amount at 6.42%, are payable in four equal annual installments, which commenced December 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2009.
In April 1999, we completed a $100.0 million private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $60.0 million principal amount at 7.14% were paid in full in 2006. The Series B Senior Notes, with a $40.0 million principal amount at 7.66%, were paid in full in 2009.
We maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. The current agreement expires on May 31, 2013. As of the end of 2009, under this agreement we had $6.6 million of outstanding letters of credit, no direct borrowings and were in compliance with all covenants.
We also have capital lease obligations amounting to $0.6 million, payable over the next three years.
The aggregate maturities for our long-term debt, including capital lease obligations, are as follows (in thousands):

2010	$25,014
2011	25,588
2012	24,873
2013	15,015
2014	15,015
2015 and thereafter	15,015

Total maturities	$120,520

We estimate the fair value of our long-term, fixed-rate debt using a level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt was approximately $124.8 million and $159.3 million at the end of 2009 and 2008, respectively.
(10) Hedging Activities
We designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in our U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive loss, to the extent the hedge is effective. The following table represents the fair value of the net investment hedge included within the Consolidated Balance Sheet and the unrealized loss, net of related income tax effects, on the net investment hedge recognized in accumulated other comprehensive income:

2009

(In thousands)	Balance Sheet		Net Unrealized
Derivatives designated	Classification	Fair Value	Gain (Loss)

Net investment hedge	Short-term liabilities	$15,015	$(1,192)
Net investment hedge	Long-term liabilities	75,075	(5,543)

Total net investment hedge		$90,090	$(6,735)

2008

(In thousands)	Balance Sheet		Net Unrealized
Derivatives designated	Classification	Fair Value	Gain (Loss)

Net investment hedge	Short-term liabilities	$13,508	$3,158
Net investment hedge	Long-term liabilities	81,048	18,945

Total net investment hedge		$94,556	$22,103

We recognize foreign currency transaction gains and losses within the Consolidated Statements of Operations as a component of general and administrative expenses. We realized foreign currency gains in 2009, 2008 and 2007 of $4.0 million, $9.9 million and $3.7 million, respectively.
(11) Interest Income
A summary of interest income and expense is as follows:

	For the Years Ended
(In thousands)	2009	2008	2007

Interest income	$8,801	$13,604	$13,206
Interest expense	(8,493)	(10,548)	(11,937)

Interest income, net	$308	$3,056	$1,269

(12) Income Taxes
Income tax expense (benefit) for 2009, 2008 and 2007 consists of the following:

	For the Years Ended
(In thousands)	2009	2008	2007

Current:
Federal	$90,992	$68,466	$66,701
State	8,350	9,338	3,600
Foreign	4,015	9,789	24,629

Total Current Expense	103,357	87,593	94,930

Deferred:
Federal	(1,545)	10,873	(1,726)
State	845	(1,105)	(1,360)
Foreign	(3,441)	(4,588)	(15,002)

Total deferred expense (benefit)	(4,141)	5,180	(18,088)

Total income tax expense	$99,216	$92,773	$76,842

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2009 and 2008 relate to the following:

(In thousands)	2009	2008

Deferred tax assets
Accrued expenses	$17,920	$24,077
Separate return net operating losses	23,403	22,156
Share based compensation	18,548	15,678
Other	814	7,914

Total deferred tax assets	60,685	69,825

Deferred tax liabilities
Software development costs	(84,947)	(80,623)
Contract and service revenues and costs	(9,205)	(17,070)
Depreciation and amortization	(45,762)	(39,814)
Other	(4,489)	(17,621)

Total deferred tax liabilities	(144,403)	(155,128)

Net deferred tax liability before valuation allowance	(83,718)	(85,303)

Valuation allowance	-	-

Net deferred tax liability	$(83,718)	$(85,303)

During 2007, we determined that due to a change in circumstances, it is more likely than not that certain tax operating loss carry-forwards in a non-U.S. jurisdiction would not be realized resulting in the recognition of a valuation allowance totaling approximately $8.0 million. During 2008, this non-U.S. jurisdiction audited us. As a result of the audit, certain tax positions previously taken were disallowed by the foreign jurisdiction, which reduced the deferred tax asset relating to the net operating loss carryforward in that jurisdiction. The valuation allowance related to the net operating loss carryforward was released because we believe it is more likely than not we will realize the remaining operating loss carry-forward amount. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are expected to be deductible, as well as the scheduled reversal of deferred tax liabilities, we believe it is more likely than not we will realize the remaining deferred tax assets and no valuation allowance is required.
At the end of 2009, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $11.6 million which are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from non-U.S. jurisdictions of $1.5 million which are available to offset future taxable income, if any, through 2015 and $49.7 million which are available to offset future taxable income, if any, with no expiration.
The effective income tax rates for 2009, 2008, and 2007 were 34%, 33%, and 38%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2009	2008	2007

Tax expense at statutory rates	$102,438	$98,500	$71,389
State income tax, net of federal benefit	6,658	6,403	4,640
Prior period adjustments	2,310	(2,879)	(3,125)
Valuation allowance	-	(7,982)	7,982
Audit settlements	-	4,412	-
Tax Credits	(5,150)	(5,150)	(4,150)
Unrecognized Tax Benefit	(5,581)	5,691	2,882
Other, net	(1,459)	(6,223)	(2,776)

Total income tax expense	$99,216	$92,772	$76,842

The 2009 tax expense amount includes $2.3 million expense related to adjustments from prior period tax returns. The impact to any one of these tax years was not material. The 2008 and 2007 tax expense amounts include the recognition of approximately $2.9 million and $3.1 million, respectively, of tax benefits. The 2008 amount was related to an adjustment of a foreign tax credit claimed. The adjustments in 2007 were recorded primarily to correct an error in our 2006 state income tax rate. These differences have accumulated over several years and the impact to any one of these prior periods is not material.
The 2009 beginning and ending amounts of accrued interest related to the underpayment of taxes was $0.9 million and $0.1 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations, which is consistent with how we previously classified interest and penalties related to the underpayment of income taxes. No accrual for tax penalties was recorded at the end of the year.
During 2008, we settled IRS examinations for the 2005 to 2006 periods and as a result reversed previously recorded reserves for tax uncertainties by $1.3 million. During 2009, the Internal Revenue Service (IRS) completed its examination of the 2007 income tax return and refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns. We decreased the unrecognized tax benefits by $8.0 million primarily due to the settlement of the 2007 IRS audit.
As of the end of 2009, the total amount of unrecognized tax benefits, including interest, was $6.6 million. We do not expect to resolve any of these matters within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax is presented below:

(In thousands)	2009	2008	2007

Unrecognized tax benefit — beginning balance	$12,440	$8,069	$13,300
Gross decreases- tax positions in prior periods	(7,961)	-	(1,732)
Gross increases- in current-period tax positions	2,379	5,690	4,614
Settlements	(259)	(1,319)	(8,113)

Unrecognized tax benefit — ending balance	$6,599	$12,440	$8,069

(13) Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. A reconciliation of the numerators and the denominators of the basic and diluted per-share computations are as follows:

	2009			2008			2007

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$193,465	80,981	$2.39	$188,658	80,549	$2.34	$127,125	79,395	$1.60

Effect of dilutive securities:
Stock options		2,901		-	2,886		-	3,823

Diluted earnings per share:
Income available to common stockholders including

assumed conversions	$193,465	83,882	$2.31	$188,658	83,435	$2.26	$127,125	83,218	$1.53

Options to purchase 1.8 million, 2.3 million and 1.1 million shares of common stock at per share prices ranging from $38.64 to $136.86, $33.63 to $136.86 and $40.84 to $136.86, were outstanding at the end of 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
(14) Share Based Compensation and Equity
Stock Option and Equity Plans
As of the end of 2009, we had four fixed stock option and equity plans in effect for associates. This includes two plans from which we could issue grants, (Plans F & G); and two plans from which no new grants were permitted to be issued after January 1, 2005, but some awards remain outstanding, (Plans D & E).
Under the 2001 Long-Term Incentive Plan F, we are authorized to grant to associates, directors and consultants 4.0 million shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at our discretion. However, not more than 1.0 million of such shares will be available for granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant as determined by the Section 16 Insider Equity and Incentive Compensation Subcommittee (the Committee). Options under this plan typically vest over a period of five years as determined by the Committee and are exercisable for periods of up to 25 years.
Under the 2004 Long-Term Incentive Plan G, we are authorized to grant to associates and directors 4.0 million shares of common stock awards taking into account the stock-split effective January 10, 2006. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at our discretion. Options under Plan G are exercisable at a price not less than fair market value on the date of grant as determined by the Committee. Options under this plan typically vest over a period of five years as determined by the Committee and are exercisable for periods of up to 12 years. In 2007, Long-Term Incentive Plan G was amended to provide us the ability to recover fringe benefit tax payments made by us on behalf of our associates in India.
Stock Options
The fair market value of each stock option award is estimated on the date of grant using a lattice option-pricing model. The pricing model requires the use of the following estimates and assumptions:
•
Expected volatilities under the lattice model are based on an equal weighting of implied volatilities from traded options on our shares and historical volatility. We use historical data to estimate the stock option exercise and associate departure behavior used in the lattice model; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.

•
The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of associates exhibiting different post-vesting behaviors.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.
The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

(In thousands)	2009	2008	2007

Expected volatility (%)	45.2 - 51.5	45.9 - 52.4	43.1 - 46.1
Expected term (yrs)	9.3 - 9.6	8.4 - 9.7	9.6 - 9.9
Risk-free rate (%)	3.8	4.4	4.6
A combined summary of the stock option activity of our four fixed stock option and equity plans is presented below:

	2009
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
Options	Shares	Price	Value	Term

Outstanding at beginning of year	8,924,321	$27.25
Granted	950,680	52.04
Exercised	(1,504,863)	19.80
Forfeited and Expired	(88,214)	42.13

Outstanding at end of year	8,281,924	$31.29	$423,581,294	6.31

Options exercisable at the end of the year	5,436,321	$22.81	$318,812,325	5.36

	For the Years Ended
(In thousands, except for grant date fair value)	2009	2008	2007

Weighted-average grant date fair values	$27.96	$22.99	$29.17

Total intrinsic value of options exercised	$63,465	$26,841	$67,336

Cash received from exercise of stock options	$29,789	$15,364	$29,085

Tax benefit realized upon exercise of stock options	$23,654	$10,001	$29,865
As of the end of 2009, there was $49.3 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.09 years.
Nonvested Shares
Nonvested shares were valued at the fair market value on the date of grant and will vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an associate provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date.
A summary of our nonvested restricted stock compensation arrangements granted under all plans is presented below:

	2009
		Weighted-Average
		Grant Date
Nonvested shares	Number of Shares	Fair Value
Outstanding at beginning of year	19,800	$45.91
Granted	13,500	56.52
Vested	(16,500)	45.91
Forfeited	(3,300)	45.91

Outstanding at end of year	13,500	56.52

	For the Years Ended
(In thousands, except for grant date fair value)	2009	2008	2007

Weighted average grant date fair values	$56.52	$45.91	$54.20

Total fair value of shares vested during the year	$923	$797	$1,380
As of the end of 2009, there was $0.3 million of total unrecognized compensation cost related to nonvested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 0.4 years.
Associate Stock Purchase Plan
We established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by us and associates of our United States based subsidiaries, except as provided below, are eligible to participate in the Plan (Participants). The following individuals are excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by us or our domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company Common Stock; and, (c) persons who are customarily employed by us for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the option period. The purchase of our Common Stock is made through the ASPP on the open market and subsequently reissued to the associates. Under ASC 718, the difference of the open market purchase and the participant’s purchase price is being recognized as compensation expense.
Share Based Compensation Cost
Our stock option and nonvested share awards qualify for equity classification pursuant to ASC 718, Stock Compensation. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, nonvested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2009	2008	2007

Stock option and non-vested share compensation expense	$15,786	$14,674	$16,348
Associate stock purchase plan expense	1,318	1,310	986
Amounts capitalized in software development costs, net of amortization	(262)	(840)	(1,145)

Amounts charged against earnings, before income tax benefit	$16,842	$15,144	$16,189

Amount of related income tax benefit recognized in earnings	$6,274	$5,641	$6,030

Treasury Stock
In March 2008, our Board of Directors authorized a stock repurchase program of up to $45 million of our Common Stock on the open market and/or in privately-negotiated purchase. There were no shares repurchased by us during 2009. The stock repurchase activity in 2008 was as follows:

Shares repurchased	790,000

Average price per share	$35.45

Cost of shares repurchased, net of commissions	$28,002,000
These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.
Preferred Stock
As of the end of 2009 and 2008, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.
(15) Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. We have a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. Our first tier discretionary match expenses for the Plan amounted to $8.7 million, $8.7 million and $8.3 million for 2009, 2008 and 2007, respectively.
We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2009, 2008 and 2007 we expensed $2.0 million, $2.2 million and $6.0 million for the second tier discretionary distributions, respectively.
(16) Related Party Transactions
From July 1994 until August 2008 we leased an airplane from PANDI, Inc. (PANDI), a company owned by Neal L. Patterson and Clifford W. Illig, our Chairman of the Board and CEO and Vice Chairman of the Board, respectively. During 2009, 2008 and 2007 we paid an aggregate of $1.4 million, $0.4 million and $0.6 million for the rental of the airplane, respectively. The airplane was used principally by us for client development and support and business development activities; and in particular, to reduce business related travel time of our executives and associates, increase travel flexibility and increase the number of client visits than would have been possible using solely commercial travel. On August 14, 2008, PANDI sold the airplane to a third party and the lease agreement with us was terminated.
Following the sale of the airplane, PANDI undertook a complete accounting of the actual financing, operation, depreciation and maintenance costs of the airplane during the 14 year time period that we leased the airplane from PANDI. Following the due diligence efforts by a committee comprised of the independent members of the Board of Directors, we were authorized to pay PANDI the sum of $1.4 million.
(17) Commitments
Leases
We are committed under operating leases for office space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2009, 2008 and 2007 was $16.6 million, $16.1 million and $12.4 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

Operating Lease
Obligations
(In thousands)
2010	$25,504
2011	23,041
2012	20,573
2013	17,677
2014	15,143
2015 and thereafter	60,195

Total:	$162,133

Purchase Obligations
We have purchase commitments with various vendors through 2020. These commitments represent non-cancellable commitments primarily to provide ongoing support, maintenance and service to our clients. Aggregate future payments under these commitments are as follows:

Purchase
Obligations
(In thousands)
2010	$15,592
2011	6,067
2012	5,644
2013	5,597
2014	2,797
2015 and thereafter	10,665

Total:	$46,362

(18) Segment Reporting
We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation that has not been allocated to the operating segments. It is impractical for us to track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for 2009, 2008 and 2007.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2009

Revenues	$1,398,715	$273,149	$-	$1,671,864

Cost of revenues	240,847	40,351	-	281,198
Operating expenses	372,370	130,256	596,034	1,098,660

Total costs and expenses	613,217	170,607	596,034	1,379,858

Operating earnings (loss)	$785,498	$102,542	$(596,034)	$292,006

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2008

Revenues	$1,307,510	$368,518	$-	$1,676,028

Cost of revenues	225,955	70,108	-	296,063
Operating expenses	361,213	150,729	589,138	1,101,080

Total costs and expenses	587,168	220,837	589,138	1,397,143

Operating earnings (loss)	$720,342	$147,681	$(589,138)	$278,885

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2007

Revenues	$1,227,434	$290,677	$1,766	$1,519,877

Cost of revenues	221,154	53,367	5,589	280,110
Operating expenses	331,124	151,355	553,205	1,035,684

Total costs and expenses	552,278	204,722	558,794	1,315,794

Operating earnings (loss)	$675,156	$85,955	$(557,028)	$204,083

(19) Quarterly Results (unaudited)
Selected quarterly financial data for 2009 and 2008 is set forth below:

		Earnings
		Before Income		Basic Earnings	Diluted Earnings
(In thousands,except per share data)	Revenues	Taxes	Net Earnings	Per Share	Per Share

2009 quarterly results:

First Quarter	$392,322	$61,863	$40,830	$0.51	$0.49

Second Quarter	403,806	66,223	43,745	0.54	0.52

Third Quarter	409,415	70,887	48,394	0.60	0.57

Fourth Quarter	466,321	93,708	60,496	0.74	0.71

Total	$1,671,864	$292,681	$193,465

2008 quarterly results:

First Quarter	$384,765	$57,284	$36,817	$0.46	$0.44

Second Quarter	402,800	53,723	35,287	0.44	0.42

Third Quarter	422,728	67,958	45,014	0.56	0.54

Fourth Quarter (1)	465,735	102,466	71,540	0.89	0.86

Total	$1,676,028	$281,431	$188,658

(1)	Includes margin of $28.6 million related to our contract in London as part of the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in England. This represents a one-time catch-up resulting from a change in accounting estimate and the ability to separate the support services element of the contract. The after tax effect of this item increased fourth quarter 2008 net earnings and diluted earnings per share by $20.6 million and $0.24, respectively.

     Schedule II
Cerner Corporation
Valuation and Qualifying Accounts

			Additions
			Through
		Additions	Acquisitions and
	Balance at	Charged to	Consolidation of
	Beginning	Costs and	Variable Interest		Balance at
Description	of Period	Expenses	Entity	Deductions	End of Period

(in thousands)

2007

Doubtful Accounts and Sale Allowances	$14,628	$7,392	$31	$(6,582)	$15,469

2008

Doubtful Accounts and Sale Allowances	$15,469	$9,957	-	$(7,277)	$18,149

2009

Doubtful Accounts and Sale Allowances	$18,149	$3,108	-	$(4,362)	$16,895

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
Under date of February 22, 2010, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2010, which are included in the Corporation’s 2009 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Kansas City, Missouri
February 22, 2010