Form 10-Q
period 2010-04-03
CERNER CORP /MO/
filed 2010-04-30
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
Yes [X]    No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]      No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]
There were 82,207,736 shares of Common Stock, $.01 par value, outstanding at April 21, 2010.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 3, 2010 (unaudited) and January 2, 2010

(In thousands, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$240,207	$241,723
Short-term investments	368,707	317,113
Receivables, net	423,035	461,411
Inventory	10,106	11,242
Prepaid expenses and other	89,985	106,791
Deferred income taxes	7,903	8,055

Total current assets	1,139,943	1,146,335

Property and equipment, net	515,609	509,178
Software development costs, net	237,516	233,265
Goodwill	161,547	151,479
Intangible assets, net	39,107	33,719
Other assets	69,981	74,591

Total assets	$2,163,703	$2,148,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,075	$36,893
Current installments of long-term debt	26,995	25,014
Deferred revenue	128,149	137,095
Accrued payroll and tax withholdings	67,938	80,093
Other accrued expenses	40,435	79,008

Total current liabilities	304,592	358,103

Long-term debt	90,807	95,506
Deferred income taxes and other liabilities	102,696	98,372
Deferred revenue	19,828	15,788

Total Liabilities	517,923	567,769

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 82,951,532 shares issued at April 3, 2010 and 82,564,708 shares issued at January 2, 2010	829	826
Additional paid-in capital	578,900	557,545
Retained earnings	1,103,849	1,053,563
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss, net	(9,916)	(3,254)

Total Cerner Corporation stockholders’ equity	1,645,660	1,580,678

Noncontrolling interest	120	120

Total stockholders’ equity	1,645,780	1,580,798

Total liabilities and stockholders’ equity	$2,163,703	$2,148,567

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended April 3, 2010 and April 4, 2009
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2010	2009

Revenues:
System sales	$116,951	$100,189
Support, maintenance and services	307,045	283,828
Reimbursed travel	7,341	8,305

Total revenues	431,337	392,322

Costs and expenses:
Cost of system sales	44,828	41,564
Cost of support, maintenance and services	15,915	15,662
Cost of reimbursed travel	7,341	8,305
Sales and client service	187,593	173,353
Software development (Includes amortization of $15,838 and $13,049, respectively)	66,779	64,736
General and administrative	33,225	26,722

Total costs and expenses	355,681	330,342

Operating earnings	75,656	61,980

Other income (expense):
Interest income (expense), net	1,783	(321)
Other income (expense), net	(76)	204

Total other income (expense), net	1,707	(117)

Earnings before income taxes	77,363	61,863
Income taxes	(27,077)	(21,033)

Net earnings	$50,286	$40,830

Basic earnings per share	$0.61	$0.51

Diluted earnings per share	$0.59	$0.49

Basic weighted average shares outstanding	81,957	80,333

Diluted weighted average shares outstanding	85,105	82,857
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended April 3, 2010 and April 4, 2009
(unaudited)

	Three Months Ended
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$50,286	$40,830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,804	42,727
Share-based compensation expense	5,150	3,702
Provision for deferred income taxes	3,743	3,539

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	34,045	32,120
Inventory	1,115	(2,537)
Prepaid expenses and other	17,114	(3,500)
Accounts payable	5,813	(5,109)
Accrued income taxes	(32,667)	(13,688)
Deferred revenue	(3,182)	386
Other accrued liabilities	(20,718)	(644)

Net cash provided by operating activities	105,503	97,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(32,108)	(43,173)
Capitalized software development costs	(20,516)	(18,288)
Purchases of investments	(110,522)	(18,859)
Maturities of investments	57,391	45,106
Purchase of other intangibles	(2,233)	(1,969)
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)

Net cash used in investing activities	(122,474)	(40,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	1,516	101
Long-term debt repayments	(219)	(98)
Proceeds from excess tax benefits from stock compensation	7,627	952
Proceeds from exercise of options	7,616	2,861

Net cash provided by financing activities	16,540	3,816

Effect of exchange rate changes on cash	(1,085)	(6,244)

Net (decrease) increase in cash and cash equivalents	(1,516)	54,686
Cash and cash equivalents at beginning of period	241,723	270,494

Cash and cash equivalents at end of period	$240,207	$325,180

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$72	$-
Income taxes, net of refund	$56,313	$30,241

Summary of acquisition transactions:
Fair value of tangible assets acquired	$2,126	$-
Fair value of intangible assets acquired	5,076	-
Fair value of goodwill	11,290	3,529
Fair value of current liabilities assumed	(1,057)	-
Fair value of contingent liability payable	(1,725)	-

Cash paid for acquisition	15,710	3,529
Cash acquired	(1,224)	-

Net cash used	$14,486	$3,529

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1)     Interim Statement Presentation
The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Our interim results as presented in this Form 10-Q are not necessarily indicative of the operating results for the entire year.
The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (GAAP). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.
Our first fiscal quarter ends on the Saturday closest to March 31. The 2010 and 2009 first quarters ended on April 3, 2010 and April 4, 2009, respectively. All references to years in these notes to condensed consolidated financial statements represent the three months ended of the first fiscal quarter, respectively, unless otherwise noted.
Recently Adopted Accounting Pronouncements
On January 3, 2010 we adopted Accounting Standards Update (ASU) 09-16, Accounting for Transfers of Financial Assets, which among other things creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The adoption of ASU 09-16 did not have a material impact on our consolidated financial statements.
In January 2010, ASU 10-06, Improving Disclosures about Fair Value Measurements, was issued and amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted ASU 10-06 during the first quarter 2010, which did not have a material impact on our consolidated financial statements.
On February 24, 2010, ASU 10-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, was issued, which amends ASC 855-10 to eliminate contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. ASU 10-09 is effective upon issuance and did not have a material impact on our consolidated financial statements.
(2)     Acquisitions
On January 4, 2010, we completed the purchase of 100% of the outstanding common shares of IMC Health Care, Inc. (IMC), a provider of employer sponsored on-site health centers. The acquisition of IMC expanded our employer health initiatives, such as on-site employer health centers, occupational health services and wellness programs. Consideration for this transaction was $15.7 million in cash plus additional contingent consideration, which is payable if we achieve certain revenue milestones during the fiscal year 2010 from the clients acquired from IMC. We valued the contingent consideration at $1.7 million based on a probability-weighted assessment of potential contingent consideration payment scenarios ranging up to $2.5 million. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

(in thousands)
Allocation Amount

Tangible assets and liabilities
Current assets	$1,862
Property and Equipment	264
Current liabilities	(1,057)

Total net tangible assets acquired	1,069
Intangible assets
Customer relationships	4,073
Non-compete agreements	1,003

Total intangible assets acquired	5,076
Goodwill	11,290

Total purchase price	$17,435

The fair values of the acquired intangible assets and the contingent consideration were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, probability weighting factors and customer attrition rates. See Note 3 for further information about the fair value level hierarchy.
The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. The intangible assets are being amortized over five years. The operating results of IMC were combined with our operating results subsequent to the purchase date of January 4, 2010. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.
(3)     Fair Value Measurements
We determine fair value measurements used in our condensed consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		April 3, 2010			January 2, 2010
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$15,322	$-	$-	$80,242	$-	$-
Time deposits	Cash equivalents	-	15,240	-	-	8,523	-
Corporate bonds	Cash equivalents	-	-	-	-	8,194	-
Time deposits	Short-term investments	-	29,917	-	-	37,784	-
Commercial paper	Short-term investments	-	12,964	-	-	19,987	-
Government and corporate bonds	Short-term investments	-	237,676	-	-	164,792	-
Auction rate securities	Short-term investments	-	-	80,126	-	-	85,203
Put-like feature	Short-term investments	-	-	8,024	-	-	9,347

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
The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	2010	2009

Beginning balance	$94,550	$105,300
Redemptions at par	(6,400)	(5,700)
Unrealized gain on auction rate securities included in earnings	1,323	6,290
Unrealized loss on put-like feature included in earnings	(1,323)	(6,290)

Ending balance	$88,150	$99,600

We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $120.8 million at April 3, 2010.
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
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first three months of 2010 and 2009 totaled $5.6 million and $0.7 million, respectively. A summary of net receivables is as follows:

	April 3, 2010	January 2, 2010

(In thousands)
Gross accounts receivable	$319,751	$342,992
Less: Allowance for doubtful accounts	21,787	16,895

Accounts receivable, net of allowance	297,964	326,097

Contracts receivable	125,071	135,314

Total receivables, net	$423,035	$461,411

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 3, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the first quarter ended April 3, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first three months of 2010 and 2009, we received total client cash collections of $483.7 million and $457.7 million, respectively, of which $18.7 million and $10.2 million were received from third party arrangements with non-recourse payment assignments.
(5)     Income Taxes
We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. We classify interest and penalties associated with unrecognized tax benefits as income tax expense in our Condensed Consolidated Statements of Operations.
The Company’s effective tax rate was 35% for the first quarter of 2010 and 34% for the first quarter of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year.
During the first quarter of 2010, the Internal Revenue Service commenced its examination of the 2008 income tax return. We do not believe this examination will have a material effect on our financial position, results of operations or liquidity.
Other than the aforementioned matter, we do not anticipate any settlements of the remaining unrecognized tax benefits within the next 12 months.
(6)     Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2010			2009
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$50,286	81,957	$0.61	$40,830	80,333	$0.51
Effect of dilutive securities:
Stock options	-	3,148		-	2,524

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$50,286	85,105	$0.59	$40,830	82,857	$0.49

Options to purchase 0.2 million and 3.1 million shares of common stock at per share prices ranging from $58.21 to $85.51 and $33.63 to $136.86 were outstanding at the three months ended April 3, 2010 and April 4, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.
(7)     Share-Based Compensation
On March 12, 2010 approximately 115,000 stock options were granted to executive officers and other executive level associates under our Long-Term Incentive Plan F. These awards will vest 40% on March 12, 2012, and 20% will vest on March 12, 2013, 2014 and 2015. The fair value of each of these awards was $44.89 per award. Total compensation expense related to these awards is $5.1 million, which is expected to be recognized over a period of 5 years.
The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, nonvested shares and Associate Stock Purchase Plan shares:

	Three Months Ended
(In thousands)	2010	2009

Stock option and non-vested share compensation expense	$5,150	$3,692
Associate stock purchase plan expense	401	293
Amounts capitalized in software development costs, net of amortization	(44)	(65)

Amounts charged against earnings, before income tax benefit	$5,507	$3,920

Amount of related income tax benefit recognized in earnings	$2,051	$1,460

As of April 3, 2010, there was $48.4 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.99 years.
(8)     Comprehensive Income
Total comprehensive income, which includes net earnings, foreign currency translation adjustments, and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $43.6 million and $35.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of April 3, 2010, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.
The following table represents the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

(In thousands)				Net Unrealized Gain (Loss)
	Balance Sheet	Fair Value		For the Three Months Ended
Derivatives designated	Classification	April 3, 2010	January 2, 2010	2010	2009

Net investment hedge	Short-term liabilities	$14,120	$15,015	$562	$(171)
Net investment hedge	Long-term liabilities	70,599	75,075	2,808	(1,024)

Total net investment hedge		$84,719	$90,090	$3,370	$(1,195)

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency loss of $0.02 million and a gain of $5.5 million during the three months ended April 3, 2010 and April 4, 2009, respectively.
(9)     Contingencies
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

(10)     Segment Reporting
We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes expenses such as software development, marketing, general and administrative, share-based compensation expense and depreciation that have not been allocated to the operating segments. It is impractical for us to track assets by geographical business segment.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the first quarters of 2010 and 2009.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

Three months ended 2010
Revenues	$355,315	$76,022	$—	$431,337

Cost of revenues	61,241	6,843	—	68,084
Operating expenses	104,723	29,713	153,161	287,597

Total costs and expenses	165,964	36,556	153,161	355,681

Operating earnings (loss)	$189,351	$39,466	$(153,161)	$75,656

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

Three months ended 2009
Revenues	$323,173	$69,149	$—	$392,322

Cost of revenues	54,462	11,069	—	65,531
Operating expenses	89,777	32,361	142,673	264,811

Total costs and expenses	144,239	43,430	142,673	330,342

Operating earnings (loss)	$178,934	$25,719	$(142,673)	$61,980

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation (Cerner, the Company, we, us or our). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (Notes) found above.
Our first fiscal quarter ends on the Saturday closest to March 31. The 2010 and 2009 first quarters ended on April 3, 2010 and April 4, 2009, respectively. All references to years in these notes to consolidated financial statements represent the respective three months ended of the first fiscal quarters, unless otherwise noted.
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; risks associated with the ongoing adverse financial market environment and uncertainty in global economic conditions; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% or more. This growth has also created a very strategic footprint in healthcare, with Cerner® solutions licensed by over 8,500 facilities, including approximately 2,300 hospitals; 3,400 physician practices with over 30,000 physicians; 600 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 700 home health facilities; and 1,500 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by replacing competitors in healthcare settings that are looking to replace their current healthcare information technology (HIT) partners or those who have not yet strategically aligned with a supplier. We expect the Health Information Technology for Economic and Clinical Health (HITECH) provisions in the American Recovery and Reinvestment Act (ARRA) will create a period of increased demand within the United States during which we believe we can gain additional market share. We also expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into healthcare. Examples of these include our CareAware® healthcare device architecture and devices, Healthe employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the United States. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over five- and ten-year periods. We believe we can continue driving strong levels of earnings growth while also leveraging key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	becoming more efficient at implementing our software by leveraging implementation tools and methodologies we have developed that can reduce the amount of effort required to implement our software;

•	leveraging our investments in R&D by addressing new market that do not require significant incremental R&D but can contribute significantly to revenue growth; and

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.
We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures.
Healthcare Information Technology Market
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

In 2009, the broad recognition that HIT is essential to helping control healthcare costs contributed to the inclusion of HIT incentives in the ARRA. The HITECH provisions within ARRA include more than $35 billion to incent healthcare organizations to modernize operations through the acquisition and wide-spread use of HIT. We believe ARRA could represent the single biggest United States HIT opportunity in our 30 years as a company. With our large footprint in United States hospitals and physician practices, together with our proven ability to deliver value, we believe the Company is well-positioned to benefit from these incentives over the next several years.
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
Results Overview
The Company delivered strong levels of bookings, earnings and cash flows in the first quarter of 2010. New business bookings revenue, which reflects the value of executed contracts for software, hardware and professional services and managed services, was $404.9 million in the first quarter of 2010, which was an increase of 22% compared to $332.8 million in the first quarter of 2009. Revenues for the first quarter of 2010 increased 10% to $431.3 million compared to $392.3 million in the year-ago quarter. The year-over-year increase in revenue in the first quarter reflects slightly better economic conditions and some early demand driven by the stimulus incentives provided by the HITECH provisions within the ARRA.
First quarter 2010 net earnings were $50.3 million and diluted earnings per share were $0.59. First quarter 2009 net earnings were $40.8 million and diluted earnings per share were $0.49. First quarter 2010 and 2009 net earnings and diluted earnings per share reflect the impact of shared-based compensation expense. Share-based compensation expense reduced first quarter 2010 net earnings and diluted earnings per share by $3.5 million and $0.04, respectively, and first quarter 2009 earnings and diluted earnings per share by $2.5 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by improved revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling sales and client services expenses. Our first quarter 2010 operating margin was 17.5%, which is 170 basis points higher than the year-ago quarter and reflects continued progress towards our long-term goal of achieving 20% operating margins.
We had strong cash collections of receivables of $483.7 million in the first quarter of 2010 compared to $457.7 million in the first quarter of 2009. Days sales outstanding decreased to 89 days in the first quarter of 2010 compared to 90 days in the fourth quarter 2009 and 102 days in the first quarter of 2009. The majority of the year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Operating cash flows for the first quarter of 2010 were strong at $105.5 million compared to $97.8 million in the first quarter of 2009.

Results of Operations
The following table presents a summary of the operating information for the first quarters of 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues
System sales	$116,951	27%	$100,189	26%	17%
Support and maintenance	127,106	29%	124,493	32%	2%
Services	179,939	42%	159,335	41%	13%
Reimbursed travel	7,341	2%	8,305	2%	-12%

Total revenues	431,337	100%	392,322	100%	10%

Costs of revenue
Costs of revenue	68,084	16%	65,531	17%	4%

Total margin	363,253	84%	326,791	83%	11%

Operating expenses
Sales and client	187,593	43%	173,353	44%	8%
Software development	66,779	15%	64,736	17%	3%
General and administrative	33,225	8%	26,722	7%	24%

Total operating expenses	287,597	67%	264,811	67%	9%

Total costs and expenses	355,681	82%	330,342	84%	8%

Operating earnings	75,656	17.5%	61,980	15.8%	22%

Interest income (expense), net	1,783		(321)
Other income (expense), net	(76)		204
Income taxes	(27,077)		(21,033)

Net earnings	$50,286		$40,830		23%

Revenues & Backlog
Revenues increased 10% to $431.3 million for the first quarter 2010 from $392.3 million for the same period in 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 17% to $117.0 million for the first quarter of 2010 from $100.2 million for the same period in 2009. The increase in system sales was driven by a strong increase in licensed software, partially offset by a decline in technology resale revenue.

•
Support and maintenance revenues increased 2% to $127.1 million during the first quarter of 2010 from $124.5 million during the same period in 2009. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 13% to $179.9 million from $159.3 million for the same period in 2009. This increase is driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the first quarter of 2010 compared to the same period in 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

	Three Months Ended
(In thousands)	2010	2009

Contract backlog	$3,698,991	$2,980,990
Support and maintenance backlog	625,751	584,270

Total backlog	$4,324,742	$3,565,260

Costs of Revenue
Cost of revenues was 16% of total revenues in the first quarter of 2010, as compared to 17% in the same period of 2009. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 9% to $287.6 million in the first quarter of 2010, compared with $264.8 million for the same period in 2009. Share-based compensation expense recognized impacted expenses as indicated below:

	Three Months Ended
(In thousands)	2010	2009

Sales and client service expenses	$2,368	$1,709
Software development expense	1,406	1,150
General and administrative expenses	1,733	1,061

Total stock-based compensation expense	$5,507	$3,920

•
Sales and client service expenses as a percent of total revenues were 43% in the first quarter of 2010 as compared to 44% in the same period of 2009. These expenses increased 8% to $187.6 million in the first quarter of 2010, from $173.4 million in the same period of 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business and an increase in bad debt expense.

•
Software development expense increased 3% to $66.8 million for the first quarter of 2010 compared to $64.7 million for the same period in 2009. The small amount of the increase reflects our ongoing efforts to control spending growth relative to revenue growth. A summary of our total software development expense is as follows:

	Three Months Ended
(In thousands)	2010	2009

Software development costs	$71,457	$69,975
Capitalized software costs	(20,282)	(18,114)
Capitalized costs related to share-based payments	(234)	(174)
Amortization of capitalized software costs	15,838	13,049

Total software development expense	$66,779	$64,736

•
General and administrative expenses as a percent of total revenues were 8%, in the first quarter of 2010, as compared to 7% for the same period in 2009. These expenses increased 24% to $33.2 million in the first quarter of 2010, from $26.7 million for the same period in 2009. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. We recorded a net transaction loss on foreign currency of $0.02 million and a net transaction gain on foreign currency of $5.5 million in the first quarters of 2010 and 2009, respectively, which accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items
•
Net interest income was $1.8 million in the first quarter of 2010 compared to net interest expense of $0.3 million in the first quarter of 2009. Interest income increased to $3.7 million in the first quarter of 2010 from $1.7 million for the same period in 2009, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $1.9 million in the first quarter of 2010 from $2.1 million for the same period in 2009, due primarily to long-term debt payments made in the fourth quarter of 2009.

•
Other income was $0.1 million in the first quarter of 2010, compared to expense of $0.2 million for the same period in 2009. Other income and expense in the first quarters 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $1.3 million and $6.3 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Note 3 of the notes to condensed consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 35% for the first quarter of 2010 and 34% for the first quarter of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year.

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
The following table presents a summary of the operating information for the first quarters of 2010 and 2009:

(in thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Domestic Segment
Revenues	$355,315	100%	$323,173	100%	10%
Costs of revenue	61,241	17%	54,462	17%	12%
Operating expenses	104,723	29%	89,777	28%	17%

Total costs and expenses	165,964	47%	144,239	45%	15%

Domestic operating earnings	189,351	53%	178,934	55%	6%

Global Segment
Revenues	76,022	100%	69,149	100%	10%
Costs of revenue	6,843	9%	11,069	16%	-38%
Operating expenses	29,713	39%	32,361	47%	-8%

Total costs and expenses	36,556	48%	43,430	63%	-16%

Global operating earnings	39,466	52%	25,719	37%	53%

Other, net	(153,161)		(142,673)		7%

Consolidated operating earnings	$75,656		$61,980		22%

Domestic Segment
•
Revenues increased 10% to $355.3 million in the first quarter of 2010 from $323.2 million the same period in 2009. This increase was driven by growth in licensed software, managed services and professional services.

•	Cost of revenues remained flat at 17% of revenues in the first quarter of 2010, compared to the same period in 2009.

•	Operating expenses increased 17% to $104.7 million in the first quarter of 2010, from $89.8 million in the same period in 2009, due primarily to growth in managed services and bad debt expense.

Global Segment
•
Revenues increased 10% to $76.0 million in the first quarter of 2010 from $69.1 million in the same period in 2009. This increase was driven by improved licensed software and support revenue, mostly from the United Kingdom and Middle East regions, as well as a change in estimates for certain contracts that rely on estimates as part of contract accounting.

•
Cost of revenues was 9% of revenues in the first quarter of 2010, compared with 16% in the same period of 2009. The lower cost of revenues in the first quarter of 2010 was driven by a decrease in technology resale, which carries a higher cost of revenue.

•	Operating expenses decreased 8% to $29.7 million for the first quarter of 2010, from $32.4 million in the same period in 2009, primarily due to a decrease in professional services expense.
Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 7% to $153.2 million in the first quarter of 2010 from $142.7 million in the same period in 2009. This increase was primarily due to growth in corporate personnel costs, as well as the previously discussed impact of foreign currency transaction gains and losses.
Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents (which consist of money market funds), time deposits and bonds with original maturities of less than 90 days and short-term investments. At April 3, 2010, we had cash of $209.6 million, cash equivalents of $30.6 million and short-term investments of $368.7 million compared to cash of $144.8 million, cash equivalents of $97.0 million and short-term investments of $317.1 million at January 2, 2010.
Additionally, we maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. The current agreement expires on May 31, 2013. As of April 3, 2010, we had no outstanding borrowings under this agreement and were in compliance with all covenants.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2010.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 3, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the first quarter ended April 3, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by us. During the fourth quarter of 2008, we entered into a settlement agreement with the investment firm that sold us the auction rate securities. Under the terms of the settlement agreement, we received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The settlement is in effect a put-like instrument with a fair value generally equal to the difference between the auction rate securities’ fair value and par value. In the fourth quarter of 2009, these securities were reclassified to short term investments based on our intention to exercise the put-like settlement feature and redeem the securities within the next year. At April 3, 2010, we held auction rate securities with a par value of $88.2 million and an estimated fair value of $80.1 million.
We anticipate that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations. We do not expect the auction failures to impact our ability to fund our working capital needs, capital expenditures or other business requirements.
The following table provides details about our cash flows in the first quarters of 2010 and 2009:

	Three Months Ended
(In thousands)	2010	2009

Cash flows from operating activities	$105,503	$97,826
Cash flows from investing activities	(122,474)	(40,712)
Cash flows from financing activities	16,540	3,816
Effect of exchange rate changes on cash	(1,085)	(6,244)

Total change in cash and cash equivalents	$(1,516)	$54,686

Free cash flow (non-GAAP)	$52,879	$36,365

Cash from Operating Activities
Cash flow from operations increased in the first three months of 2010 as compared to the same period of 2009 due primarily to the increase in cash impacting earnings, slightly offset by a decrease in cash provided by working capital. During the first three months of 2010 and 2009, we received total client cash collections of $483.7 million and $457.7 million, respectively, of which 4% and 2%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased to 89 days for the first quarter of 2010 compared to 90 days in the fourth quarter 2009 and 102 days in the first quarter of 2009. The majority of this year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long-term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 2% in the first three months of 2010 compared to the first three months of 2009. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2010	2009

Capital purchases	$(32,108)	$(43,173)
Capitalized software development costs	(20,516)	(18,288)
Purchases of investments, net of maturities	(53,131)	26,247
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)
Other, net	(2,233)	(1,969)

Total cash flows from investing activities	$(122,474)	$(40,712)

Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, capitalized land, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2010 is expected to approximate our 2009 levels.
In addition, during the first quarter 2010, we completed our acquisition of IMC Health Care, Inc. for approximately $14.5 million, net of the cash acquired.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2010	2009

Long-term debt repayments	$(219)	$(98)
Cash from option exercises (incl. excess tax benefits)	15,243	3,813
Other, net	1,516	101

Total cash flows from financing activities	$16,540	$3,816

Our primary financing obligations are long-term debt repayments. In the fourth quarter of 2009, we commenced payment on the first of seven equal annual installments on our 5.54% Great Britain Pound denominated Note Agreement as well as on the first of four equal annual installments on our 6.42% Series B Senior Notes. Based on debts currently outstanding and current exchange rates, we expect our debt repayments to approximate $25 million per year through 2012 and approximately $15 million per year from 2013 through 2016.
Free Cash Flow

	Three Months Ended
(In thousands)	2010	2009

Cash flows from operating activities	$105,503	$97,826
Capital purchases	(32,108)	(43,173)
Capitalized software development costs	(20,516)	(18,288)

Free cash flow (non-GAAP)	$52,879	$36,365

Free Cash Flow increased $16 million in the first three months of 2010 as compared to the same period in 2009, which we believe reflects continued strengthening of our earnings quality. Free Cash Flow is a non-GAAP financial measure used by management along with GAAP results to analyze its earnings quality and overall cash generation of the business. The presentation of Free Cash Flow is not meant to be considered in isolation, as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free Cash Flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe Free Cash Flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.
Recent Accounting Pronouncements
On January 3, 2010 we adopted Accounting Standards Update (ASU) 09-16, Accounting for Transfers of Financial Assets, which among other things creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The adoption of ASU 09-16 did not have a material impact on our consolidated financial statements.
In January 2010, ASU 10-06, Improving Disclosures about Fair Value Measurements, was issued and amends ASC 820, Fair Value Measurements and Disclosures. This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted ASU 10-06 during the first quarter 2010, which did not have a material impact on our consolidated financial statements.
On February 24, 2010, ASU 10-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, was issued, which amends ASC 855-10 to eliminate contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. ASU 10-09 is effective upon issuance and did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
No material changes.

Item 4.	Controls and Procedures
a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Quarterly Report (the Evaluation Date). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

b)	There were no changes in the Company’s internal controls over financial reporting during the three months ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)	The Company’s management, including its CEO and CFO, has concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 6.	Exhibits
(a)	Exhibits
10(a)	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010.

10(b)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated April 1, 2010.

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
April 30, 2010	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)