Form 10-Q
period 2010-07-03
CERNER CORP /MO/
filed 2010-07-30
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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
Yes [X]       No [   ]
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
Yes [   ]       No [X]
There were 82,482,255 shares of Common Stock, $.01 par value, outstanding at July 22, 2010.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of July 3, 2010 (unaudited) and January 2, 2010	1

	Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2010 and July 4, 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three and six months ended July 3, 2010 and July 4, 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information:	25

Item 4.	Removed and Reserved	25

Item 6.	Exhibits	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 3, 2010 (unaudited) and January 2, 2010

(In thousands, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$255,795	$241,723
Short-term investments	376,712	317,113
Receivables, net	441,567	461,411
Inventory	9,176	11,242
Prepaid expenses and other	94,755	106,791
Deferred income taxes	7,985	8,055

Total current assets	1,185,990	1,146,335

Property and equipment, net	507,045	509,178
Software development costs, net	241,351	233,265
Goodwill	160,401	151,479
Intangible assets, net	38,315	33,719
Long-term investments	45,129	-
Other assets	67,444	74,591

Total assets	$2,245,675	$2,148,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,485	$36,893
Current installments of long-term debt	25,638	25,014
Deferred revenue	111,420	137,095
Accrued payroll and tax withholdings	78,113	80,093
Other accrued expenses	60,815	79,008

Total current liabilities	323,471	358,103

Long-term debt	90,665	95,506
Deferred income taxes and other liabilities	104,840	98,372
Deferred revenue	18,974	15,788

Total liabilities	537,950	567,769

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 83,258,106 shares issued at July 3, 2010 and 82,564,708 shares issued at January 2, 2010	833	826
Additional paid-in capital	597,385	557,545
Retained earnings	1,159,326	1,053,563
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss, net	(21,937)	(3,254)

Total Cerner Corporation stockholders’ equity	1,707,605	1,580,678

Noncontrolling interest	120	120

Total stockholders’ equity	1,707,725	1,580,798

Total liabilities and stockholders’ equity	$2,245,675	$2,148,567

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended July 3, 2010 and July 4, 2009
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2010	2009	2010	2009

Revenues:
System sales	$135,902	$114,302	$252,853	$214,491
Support, maintenance and services	311,575	281,444	618,620	565,272
Reimbursed travel	8,524	8,060	15,865	16,365

Total revenues	456,001	403,806	887,338	796,128

Costs and expenses:
Cost of system sales	52,863	42,629	97,691	84,193
Cost of support, maintenance and services	16,824	16,200	32,739	31,862
Cost of reimbursed travel	8,524	8,060	15,865	16,365
Sales and client service	190,030	171,633	377,623	344,986
Software development (Includes amortization of $16,421 and $32,259 for the three and six months ended July 3, 2010; and $15,830 and $28,879 for the three and six months ended July 4, 2009.)	67,988	65,090	134,767	129,826
General and administrative	33,420	34,038	66,645	60,760

Total costs and expenses	369,649	337,650	725,330	667,992

Operating earnings	86,352	66,156	162,008	128,136

Other income (expense):
Interest income (expense), net	421	(146)	2,204	(467)
Other income (expense), net	(495)	213	(571)	417

Total other income (expense), net	(74)	67	1,633	(50)

Earnings before income taxes	86,278	66,223	163,641	128,086
Income taxes	(30,801)	(22,478)	(57,878)	(43,511)

Net earnings	$55,477	$43,745	$105,763	$84,575

Basic earnings per share	$0.67	$0.54	$1.29	$1.05

Diluted earnings per share	$0.65	$0.52	$1.24	$1.02

Basic weighted average shares outstanding	82,334	80,691	82,146	80,512

Diluted weighted average shares outstanding	85,336	83,590	85,224	83,258
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended July 3, 2010 and July 4, 2009
(unaudited)

	Six Months Ended
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$105,763	$84,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,451	89,083
Share-based compensation expense	10,806	6,971
Provision for deferred income taxes	6,112	8,485

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	12,675	31,990
Inventory	2,024	(2,484)
Prepaid expenses and other	14,591	(15,793)
Accounts payable	14,900	(35,906)
Accrued income taxes	(12,117)	(9,339)
Deferred revenue	(19,656)	1,801
Other accrued liabilities	(10,808)	6,373

Net cash provided by operating activities	215,741	165,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(56,011)	(65,723)
Capitalized software development costs	(41,248)	(38,588)
Purchases of investments	(319,056)	(33,998)
Maturities of investments	209,650	52,855
Purchase of other intangibles	(2,551)	(5,982)
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)

Net cash used in investing activities	(223,702)	(94,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	1,516	101
Long-term debt repayments	(1,686)	(6,858)
Proceeds from excess tax benefits from stock compensation	13,112	6,460
Proceeds from exercise of options	14,224	12,809

Net cash provided by financing activities	27,166	12,512

Effect of exchange rate changes on cash	(5,133)	121

Net increase in cash and cash equivalents	14,072	83,424
Cash and cash equivalents at beginning of period	241,723	270,494

Cash and cash equivalents at end of period	$255,795	$353,918

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,483	$4,282
Income taxes, net of refund	63,415	37,876

Summary of acquisition transactions:
Fair value of tangible assets acquired	$2,126	$-
Fair value of intangible assets acquired	5,076	-
Fair value of goodwill	11,290	3,529
Fair value of current liabilities assumed	(1,057)	-
Fair value of contingent liability payable	(1,725)	-

Cash paid for acquisition	15,710	3,529
Cash acquired	(1,224)	-

Net cash used	$14,486	$3,529

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
Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.
Our second fiscal quarter ends on the Saturday closest to June 30. The 2010 and 2009 second quarters ended on July 3, 2010 and July 4, 2009, respectively. All references to years in these notes to condensed consolidated financial statements represent the three or six months ended of the second fiscal quarters, respectively, unless otherwise noted.
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

The fair values of the acquired intangible assets and the contingent consideration were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, probability weighting factors and client attrition rates. See Note 3 for further information about the fair value level hierarchy.
The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. The other identifiable intangible assets are being amortized over five years. The operating results of IMC were combined with our operating results subsequent to the purchase date of January 4, 2010. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.
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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		July 3, 2010			January 2, 2010
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$35,705	$-	$-	$80,242	$-	$-
Time deposits	Cash equivalents	-	9,680	-	-	8,523	-
Corporate bonds	Cash equivalents	-	-	-	-	8,194	-
Time deposits	Short-term investments	-	20,445	-	-	37,784	-
Commercial paper	Short-term investments	-	33,387	-	-	19,987	-
Government and corporate bonds	Short-term investments	-	292,030	-	-	164,792	-
Auction rate securities	Short-term investments	-	-	27,190	-	-	85,203
Put-like feature	Short-term investments	-	-	3,660	-	-	9,347
Government and corporate bonds	Long-term investments	-	45,129	-	-	-	-
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
The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In thousands)	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Beginning balance	$88,150	$99,600	$94,550	$105,300
Redemptions at par	(57,300)	(450)	(63,700)	(6,150)
Unrealized gain on auction rate securities included in earnings	4,364	3,092	5,687	9,382
Unrealized loss on put-like feature included in earnings	(4,364)	(3,092)	(5,687)	(9,382)

Ending balance	$30,850	$99,150	$30,850	$99,150

We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $120.6 million at July 3, 2010.
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
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first six months of 2010 and 2009 totaled $6.0 million and $1.4 million, respectively. A summary of net receivables is as follows:

(In thousands)	July 3, 2010	January 2, 2010

Gross accounts receivable	$332,756	$342,992
Less: Allowance for doubtful accounts	20,705	16,895
Accounts receivable, net of allowance	312,051	326,097

Contracts receivable	129,516	135,314

Total receivables, net	$441,567	$461,411

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 3, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the second quarter ended July 3, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During the first six months of 2010 and 2009, we received total client cash collections of $930.7 million and $893.7 million, respectively, of which $25.3 million and $31.1 million were received from third party arrangements with non-recourse payment assignments.

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
Our effective tax rate was 35.4% and 34.0% for the first six months of 2010 and 2009, respectively. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year.
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

	Three Months Ended
	2010			2009
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$55,477	82,334	$0.67	$43,745	80,691	$0.54
Effect of dilutive securities:
Stock options	-	3,002		-	2,899

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$55,477	85,336	$0.65	$43,745	83,590	$0.52

Options to purchase 0.6 million and 2.2 million shares of common stock at per share prices ranging from $58.21 to $86.70 and $36.72 to $136.86 were outstanding for the three months ended July 3, 2010 and July 4, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 118,000 performance based non-vested stock awards, as all necessary conditions of such contingently issuable shares have not been satisfied.

	Six Months Ended
	2010			2009
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
(In thousands, except per share data)
Basic earnings per share:
Income available to common stockholders	$105,763	82,146	$1.29	$84,575	80,512	$1.05
Effect of dilutive securities:
Stock options	-	3,078		-	2,746

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$105,763	85,224	$1.24	$84,575	83,258	$1.02

Options to purchase 0.4 million and 2.3 million shares of common stock at per share prices ranging from $58.21 to $86.70 and $33.63 to $136.86 were outstanding for the six months ended July 3, 2010 and July 4, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 118,000 performance based non-vested stock awards, as all necessary conditions of such contingently issuable shares have not been satisfied.
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
On June 1, 2010 we granted approximately 118,000 shares of performance-based non-vested stock to certain executive officers, pursuant to our Long-Term Incentive Plan F. The fair value of each of these awards was $81.90 based on the closing price of our common stock on the date of grant. These awards will vest according to the following schedule, contingent upon a relative adjusted GAAP earnings growth percentage over 2009 for each respective year and subjective performance criteria for certain shares, as defined in the award agreements:

Vesting Dates	Number of Shares

June 1, 2011	14,000
June 1, 2012	15,500
June 1, 2013	88,500

Total Shares	118,000

Subsequent to July 3, 2010, approximately 21% of the total shares related to this award were forfeited due to the resignation of an executive officer. The amount of compensation expense recognized is based on management’s estimate of the most likely outcome and will be reassessed at each reporting date through the final vesting date, which may result in adjustments to compensation cost. Based on a current period vesting probability assessment, total compensation cost related to these awards is $7.6 million, net of forfeitures, and is expected to be recognized over a period of 3 years.
The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested shares and Associate Stock Purchase Plan shares:

	Three Months Ended		Six Months Ended
(In thousands)	2010	2009	2010	2009

Stock option and non-vested share compensation expense	$5,656	$3,270	$10,806	$6,962
Associate stock purchase plan expense	404	372	805	665
Amounts capitalized in software development costs, net of amortization	(214)	(56)	(258)	(121)

Amounts charged against earnings, before income tax benefit	$5,846	$3,586	$11,353	$7,506

Amount of related income tax benefit recognized in earnings	$2,178	$1,336	$4,229	$2,796

As of July 3, 2010, there was $60.2 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.27 years.
(8)      Comprehensive Income
Total comprehensive income, which includes net earnings, foreign currency translation adjustments and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $43.5 million and $53.7 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $87.1 million and $89.2 million for the six months ended July 3, 2010 and July 4, 2009, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of July 3, 2010, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.
The following tables represent the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

(In thousands)
	Balance Sheet	Fair Value
Derivatives designated	Classification	July 3, 2010	January 2, 2010

Net investment hedge	Short-term (S/T) liabilities	$14,114	$15,015
Net investment hedge	Long-term (L/T) liabilities	70,571	75,075

Total net investment hedge		$84,685	$90,090

(In thousands)
	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
Derivatives designated	For the Three Months Ended		For the Six Months Ended
	2010	2009	2010	2009

Net investment hedge - S/T	$3	$(870)	$565	$(1,040)
Net investment hedge - L/T	18	(5,220)	2,826	(6,244)

Total net investment hedge	$21	$(6,090)	$3,391	$(7,284)

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency gain of $0.7 million and a loss of $1.6 million during the three months ended July 3, 2010 and July 4, 2009, respectively, and a gain of $0.6 million and $3.9 million during the six months ended July 3, 2010 and July 4, 2009, respectively.
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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended July 3, 2010 and July 4, 2009.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Three months ended 2010
Revenues	$381,017	$74,984	$—	$456,001

Cost of revenues	64,149	14,062	—	78,211
Operating expenses	104,335	34,382	152,721	291,438

Total costs and expenses	168,484	48,444	152,721	369,649

Operating earnings (loss)	$212,533	$26,540	$(152,721)	$86,352

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Three months ended 2009
Revenues	$336,617	$67,189	$—	$403,806

Cost of revenues	57,354	9,535	—	66,889
Operating expenses	91,082	32,160	147,519	270,761

Total costs and expenses	148,436	41,695	147,519	337,650

Operating earnings (loss)	$188,181	$25,494	$(147,519)	$66,156

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Six months ended 2010
Revenues	$736,332	$151,006	$—	$887,338

Cost of revenues	125,390	20,905	—	146,295
Operating expenses	209,058	64,095	305,882	579,035

Total costs and expenses	334,448	85,000	305,882	725,330

Operating earnings (loss)	$401,884	$66,006	$(305,882)	$162,008

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Six months ended 2009
Revenues	$659,790	$136,338	$—	$796,128

Cost of revenues	111,815	20,605	—	132,420
Operating expenses	182,460	64,521	288,591	535,572

Total costs and expenses	294,275	85,126	288,591	667,992

Operating earnings (loss)	$365,515	$51,212	$(288,591)	$128,136

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our second fiscal quarter ends on the Saturday closest to June 30. The 2010 and 2009 second quarters ended on July 3, 2010 and July 4, 2009, respectively. All references to years in the MD&A represent the respective three or six months ended of the second fiscal quarters, unless otherwise noted.
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
Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, healthcare devices and services that give healthcare providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of healthcare. We implement the healthcare solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by our clients or in our data centers via a managed services model.
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

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into healthcare. Examples of these include our CareAware® healthcare device architecture and devices, Healthe employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the United States. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
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
Healthcare Information Technology Market
Overall, while the weak global economy has impacted and could continue to impact our business, we believe there are several factors that are favorable for the HIT industry. Because HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other potential purchases. Most United States healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements. In addition, with the Centers for Medicare and Medicaid Services estimating United States healthcare spending at $2.5 trillion or 17.3 percent of 2009 Gross Domestic Product, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable. Leaders of both parties say the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. They cite a 2005 study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.
In 2009, the broad recognition that HIT is essential to helping control healthcare costs contributed to the inclusion of HIT incentives in the American Recovery and reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion to incent healthcare organizations to modernize operations through meaningful use of HIT. We believe these incentives will create a period of increased demand for HIT solutions and services in the United States and that Cerner is well positioned to benefit due to our large footprint in United States hospitals and physician practices and our proven ability to deliver value.
Another dynamic in the United States marketplace is the recently passed healthcare reform legislation. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, will have many second order effects on our clients. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the rates reimbursed under the expanded coverage models. There will also be additional compliance and reporting challenges for our clients in the area of pay-for-quality and waste, fraud, and abuse measures. We believe these challenges are strong incentives for providers to maximize efficiency and create the need for our clients to further leverage HIT investments, all of which represent a long-term positive for HIT.
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
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the second quarter of 2010. New business bookings revenue, which reflects the value of executed contracts for software, hardware and professional services and managed services, was $467.8 million in the second quarter of 2010, which was an increase of 19% compared to $394.0 million in the second quarter of 2009. Revenues for the second quarter of 2010 increased 13% to $456.0 million compared to $403.8 million in the year-ago quarter. The year-over-year increase in revenue in the second quarter reflects improved economic conditions and demand driven by the stimulus incentives.
Second quarter 2010 net earnings were $55.5 million and diluted earnings per share were $0.65. Second quarter 2009 net earnings were $43.7 million and diluted earnings per share were $0.52. Second quarter 2010 and 2009 net earnings and diluted earnings per share reflect the impact of shared-based compensation expense. Share-based compensation expense reduced second quarter 2010 net earnings and diluted earnings per share by $3.7 million and $0.04, respectively, and second quarter 2009 earnings and diluted earnings per share by $2.3 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by improved revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling general and administrative expenses. Our second quarter 2010 operating margin was 18.9%, which is 250 basis points higher than the year-ago quarter and reflects continued progress towards our long-term goal of achieving 20% operating margins.
We had strong cash collections of receivables of $447.0 million in the second quarter of 2010 compared to $436.0 million in the second quarter of 2009. Days sales outstanding decreased to 88 days in the second quarter of 2010 compared to 89 days in the first quarter of 2010 and 100 days in the second quarter of 2009. The majority of the year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Operating cash flows for the second quarter of 2010 were strong at $110.2 million compared to $67.9 million in the second quarter of 2009.

Results of Operations
Three Months Ended July 3, 2010 Compared to Three Months Ended July 4, 2009
The following table presents a summary of the operating information for the second quarters of 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues
System sales	$135,902	30%	$114,302	28%	19%
Support and maintenance	127,999	28%	123,650	31%	4%
Services	183,576	40%	157,794	39%	16%
Reimbursed travel	8,524	2%	8,060	2%	6%

Total revenues	456,001	100%	403,806	100%	13%

Costs of revenue
Costs of revenue	78,211	17%	66,889	17%	17%

Total margin	377,790	83%	336,917	83%	12%

Operating expenses
Sales and client service	190,030	42%	171,633	43%	11%
Software development	67,988	15%	65,090	16%	4%
General and administrative	33,420	7%	34,038	8%	-2%

Total operating expenses	291,438	64%	270,761	67%	8%

Total costs and expenses	369,649	81%	337,650	84%	9%

Operating earnings	86,352	18.9%	66,156	16.4%	31%

Interest income (expense), net	421		(146)
Other income (expense), net	(495)		213
Income taxes	(30,801)		(22,478)

Net earnings	$55,477		$43,745		27%

Revenues & Backlog
Revenues increased 13% to $456.0 million for the second quarter 2010 from $403.8 million for the same period in 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 19% to $135.9 million for the second quarter of 2010 from $114.3 million for the same period in 2009. The increase in system sales was driven by a strong increase in licensed software and sublicensed software.

•
Support and maintenance revenues increased 4% to $128.0 million during the second quarter of 2010 from $123.7 million during the same period in 2009. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 16% to $183.6 million from $157.8 million for the same period in 2009. This increase is driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the second quarter of 2010 compared to the same period in 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	July 3, 2010	July 4, 2009

Contract backlog	$3,847,337	$3,102,913
Support and maintenance backlog	636,699	595,063

Total backlog	$4,484,036	$3,697,976

Costs of Revenue
Cost of revenues remained flat at 17% of total revenues in the second quarter of 2010 and 2009. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 8% to $291.4 million in the second quarter of 2010, compared with $270.8 million for the same period in 2009. Share-based compensation expense recognized impacted expenses as indicated below:

	Three Months Ended
(In thousands)	2010	2009

Sales and client service expenses	$2,411	$1,377
Software development expense	1,636	851
General and administrative expenses	1,799	1,358

Total stock-based compensation expense	$5,846	$3,586

•
Sales and client service expenses as a percent of total revenues were 42% in the second quarter of 2010 as compared to 43% in the same period of 2009. These expenses increased 11% to $190.0 million in the second quarter of 2010, from $171.6 million in the same period of 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business and a higher level of professional services expense.

•
Software development expense increased 4% to $68.0 million for the second quarter of 2010 compared to $65.1 million for the same period in 2009. The small amount of the increase reflects our ongoing efforts to control spending growth relative to revenue growth. A summary of our total software development expense is as follows:

	Three Months Ended
(In thousands)	2010	2009

Software development costs	$72,299	$69,561
Capitalized software costs	(20,321)	(20,089)
Capitalized costs related to share-based payments	(411)	(212)
Amortization of capitalized software costs	16,421	15,830

Total software development expense	$67,988	$65,090

•
General and administrative expenses as a percent of total revenues were 7%, in the second quarter of 2010, as compared to 8% for the same period in 2009. These expenses decreased 2% to $33.4 million in the second quarter of 2010, from $34.0 million for the same period in 2009. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. We recorded a net transaction gain on foreign currency of $0.7 million and a net transaction loss on foreign currency of $1.6 million in the second quarters of 2010 and 2009, respectively, which accounted for the majority of the overall decrease in general and administrative expenses.

Non-Operating Items
•
Net interest income was $0.4 million in the second quarter of 2010 compared to net interest expense of $0.1 million in the second quarter of 2009. Interest income remained nearly flat at $2.1 million in the second quarter of 2010 compared to $2.0 million for the same period in 2009. Interest expense decreased to $1.7 million in the second quarter of 2010 from $2.1 million for the same period in 2009, due primarily to long-term debt payments made in the fourth quarter of 2009.

•
Other expense was $0.5 million in the second quarter of 2010, compared to other income of $0.2 million for the same period in 2009. Other income and expense in the second quarters 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $4.4 million and $3.1 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Note 3 of the notes to condensed consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 36% for the second quarter of 2010 and 34% for the second quarter of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year.

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
The following table presents a summary of the operating information for the second quarters of 2010 and 2009:

(in thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Domestic Segment
Revenues	$381,017	100%	$336,617	100%	13%
Costs of revenue	64,149	17%	57,354	17%	12%
Operating expenses	104,335	27%	91,082	27%	15%

Total costs and expenses	168,484	44%	148,436	44%	14%

Domestic operating earnings	212,533	56%	188,181	56%	13%

Global Segment
Revenues	74,984	100%	67,189	100%	12%
Costs of revenue	14,062	19%	9,535	14%	47%
Operating expenses	34,382	46%	32,160	48%	7%

Total costs and expenses	48,444	65%	41,695	62%	16%

Global operating earnings	26,540	35%	25,494	38%	4%

Other, net	(152,721)		(147,519)		4%

Consolidated operating earnings	$86,352		$66,156		31%

Domestic Segment
•
Revenues increased 13% to $381.0 million in the second quarter of 2010 from $336.6 million the same period in 2009. This increase was driven by growth in licensed software, managed services and professional services.

•	Cost of revenues remained flat at 17% of revenues in the second quarter of 2010, compared to the same period in 2009.

•
Operating expenses increased 15% to $104.3 million in the second quarter of 2010, from $91.1 million in the same period in 2009, due primarily to growth in managed services and professional services expense.

Global Segment
•	Revenues increased 12% to $75.0 million in the second quarter of 2010 from $67.2 million in the same period in 2009. This increase was driven by licensed software and technology resale revenue.

•
Cost of revenues was 19% of revenues in the second quarter of 2010, compared with 14% in the same period of 2009. The higher cost of revenues in the second quarter of 2010 was driven by the increase in technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 7% to $34.4 million for the second quarter of 2010, from $32.2 million in the same period in 2009, primarily due to an increase in personnel-related professional services expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 4% to $152.7 million in the second quarter of 2010 from $147.5 million in the same period in 2009. This increase was primarily due to growth in corporate personnel costs, somewhat offset by the previously discussed impact of foreign currency transaction gains and losses.

Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009
The following table presents a summary of the operating information for the first six months of 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues
System sales	$252,853	28%	$214,491	27%	18%
Support and maintenance	255,105	29%	248,143	31%	3%
Services	363,515	41%	317,129	40%	15%
Reimbursed travel	15,865	2%	16,365	2%	-3%

Total revenues	887,338	100%	796,128	100%	11%

Costs of revenue
Costs of revenue	146,295	16%	132,420	17%	10%

Total margin	741,043	84%	663,708	83%	12%

Operating expenses
Sales and client service	377,623	43%	344,986	43%	9%
Software development	134,767	15%	129,826	16%	4%
General and administrative	66,645	8%	60,760	8%	10%

Total operating expenses	579,035	65%	535,572	67%	8%

Total costs and expenses	725,330	82%	667,992	84%	9%

Operating earnings	162,008	18.3%	128,136	16.1%	26%

Interest income (expense), net	2,204		(467)
Other income (expense), net	(571)		417
Income taxes	(57,878)		(43,511)

Net earnings	$105,763		$84,575		25%

Revenues & Backlog
Revenues increased 11% to $887.3 million for the first six months of 2010 from $796.1 million for the same period in 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 18% to $252.9 million for the first six months of 2010 from $214.5 million for the same period in 2009. The increase in system sales was driven by a strong increase in licensed software.

•
Support and maintenance revenues increased 3% to $255.1 million during the first six months of 2010 from $248.1 million during the same period in 2009. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 15% to $363.5 million from $317.1 million for the same period in 2009. This increase is driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the first six months of 2010 compared to the same period in 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	July 3, 2010	July 4, 2009

Contract backlog	$3,847,337	$3,102,913
Support and maintenance backlog	636,699	595,063

Total backlog	$4,484,036	$3,697,976

Costs of Revenue
Cost of revenues was 16% of total revenues in the first six months of 2010, as compared to 17% in the same period of 2009. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 8% to $579.0 million in the first six months of 2010, compared with $535.6 million for the same period in 2009. Share-based compensation expense recognized impacted expenses as indicated below:

	Six Months Ended
(In thousands)	2010	2009

Sales and client service expenses	$4,779	$3,086
Software development expense	3,042	2,002
General and administrative expenses	3,532	2,418

Total stock-based compensation expense	$11,353	$7,506

•
Sales and client service expenses as a percent of total revenues were 43% in the first six months of 2010 and 2009. These expenses increased 9% to $377.6 million in the first six months of 2010, from $345.0 million in the same period of 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business, a higher level of professional services expenses and an increase in bad debt expense.

•
Software development expense increased 4% to $134.8 million for the first six months of 2010 compared to $129.8 million for the same period in 2009. The increase in software development costs is related to increased development activity on Cerner Millennium and related solutions. The small amount of increase reflects our ongoing efforts to control spending growth relative to revenue growth. A summary of our total software development expense is as follows:

	Six Months Ended
(In thousands)	2010	2009

Software development costs	$143,756	$139,536
Capitalized software costs	(40,603)	(38,203)
Capitalized costs related to share-based payments	(645)	(386)
Amortization of capitalized software costs	32,259	28,879

Total software development expense	$134,767	$129,826

•
General and administrative expenses as a percent of total revenues were 8%, in the first six months of 2010 and 2009. These expenses increased 10% to $66.6 million in the first six months of 2010, from $60.8 million for the same period in 2009. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. We recorded a net transaction gain on foreign currency of $0.6 million and $3.9 million in the first six months of 2010 and 2009, respectively, which along with an increase in corporate personnel costs, accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items
•
Net interest income was $2.2 million in the first six months of 2010 compared to net interest expense of $0.5 million in the first six months of 2009. Interest income increased to $5.8 million in the first six months of 2010 from $3.7 million for the same period in 2009, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $3.6 million in the first six months of 2010 from $4.2 million for the same period in 2009, due primarily to long-term debt payments made in the fourth quarter of 2009.

•
Other expense was $0.6 million in the first six months of 2010, compared to other income of $0.4 million for the same period in 2009. Other income and expense in the first six months of 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $5.7 million and $9.4 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Note 3 of the notes to condensed consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 35% for the first six months of 2010 and 34% for the first six months of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year.

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
The following table presents a summary of the operating information for the first six months of 2010 and 2009:

(in thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Domestic Segment
Revenues	$736,332	100%	$659,790	100%	12%
Costs of revenue	125,390	17%	111,815	17%	12%
Operating expenses	209,058	28%	182,460	28%	15%

Total costs and expenses	334,448	45%	294,275	45%	14%

Domestic operating earnings	401,884	55%	365,515	55%	10%

Global Segment
Revenues	151,006	100%	136,338	100%	11%
Costs of revenue	20,905	14%	20,605	15%	1%
Operating expenses	64,095	42%	64,521	47%	-1%

Total costs and expenses	85,000	56%	85,126	62%	0%

Global operating earnings	66,006	44%	51,212	38%	29%

Other, net	(305,882)		(288,591)		6%

Consolidated operating earnings	$162,008		$128,136		26%

Domestic Segment
•
Revenues increased 12% to $736.3 million in the first six months of 2010 from $659.8 million the same period in 2009. This increase was driven by growth in licensed software, managed services and professional services.

•	Cost of revenues remained flat at 17% of revenues in the first six months of 2010, compared to the same period in 2009.

•
Operating expenses increased 15% to $209.1 million in the first six months of 2010, from $182.5 million in the same period in 2009, due primarily to growth in managed services expense, professional services expense and bad debt expense.

Global Segment
•
Revenues increased 11% to $151.0 million in the first six months of 2010 from $136.3 million in the same period in 2009. This increase was driven by improved licensed software and support revenue, mostly from the United Kingdom and Middle East regions, as well as a change in estimates for certain contracts that rely on estimates as part of contract accounting.

•	Cost of revenues was 14% of revenues in the first six months of 2010, compared with 15% in the same period of 2009.

•	Operating expenses decreased 1% to $64.1 million for the first six months of 2010, from $64.5 million in the same period in 2009.
Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 6% to $305.9 million in the first six months of 2010 from $288.6 million in the same period in 2009. This increase was primarily due to growth in corporate personnel costs and by the previously discussed impact of foreign currency transaction gains and losses.
Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents (which consist of money market funds), time deposits, and bonds with original maturities of less than 90 days and short-term investments. At July 3, 2010, we had cash of $210.4 million, cash equivalents of $45.4 million and short-term investments of $376.7 million compared to cash of $144.8 million, cash equivalents of $97.0 million and short-term investments of $317.1 million at January 2, 2010.
Additionally, we maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. The current agreement expires on May 31, 2013. As of July 3, 2010, we had no outstanding borrowings under this agreement and were in compliance with all covenants.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2010.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 3, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the first quarter ended July 3, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by us. During the fourth quarter of 2008, we entered into a settlement agreement with the investment firm that sold us the auction rate securities. Under the terms of the settlement agreement, we received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The settlement is in effect a put-like instrument with a fair value generally equal to the difference between the auction rate securities’ fair value and par value. In the fourth quarter of 2009, these securities were reclassified to short term investments based on our intention to exercise the put-like settlement feature and redeem the securities within the next year. At July 3, 2010, we held auction rate securities with a par value of $30.9 million and an estimated fair value of $27.2 million.
We anticipate that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations. We do not expect the auction failures to impact our ability to fund our working capital needs, capital expenditures or other business requirements.
The following table summarizes our cash flows in the first six months of 2010 and 2009:

	Six Months Ended
(In thousands)	2010	2009

Cash flows from operating activities	$215,741	$165,756
Cash flows from investing activities	(223,702)	(94,965)
Cash flows from financing activities	27,166	12,512
Effect of exchange rate changes on cash	(5,133)	121

Total change in cash and cash equivalents	$14,072	$83,424

Free cash flow (non-GAAP)	$118,482	$61,445

Cash from Operating Activities
Cash flow from operations increased in the first six months of 2010 as compared to the same period of 2009 due primarily to the increase in cash impacting earnings and cash provided by working capital. During the first six months of 2010 and 2009, we received total client cash collections of $930.7 million and $893.7 million, respectively, of which 3% and 4%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased to 88 days for the second quarter of 2010 compared to 89 days in the first quarter of 2010 and 100 days in the second quarter of 2009. The majority of this year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long-term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 3% in the first six months of 2010 compared to the first six months of 2009. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Six Months Ended
(In thousands)	2010	2009

Capital purchases	$(56,011)	$(65,723)
Capitalized software development costs	(41,248)	(38,588)
Purchases of investments, net of maturities	(109,406)	18,857
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)
Other, net	(2,551)	(5,982)

Total cash flows from investing activities	$(223,702)	$(94,965)

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

Cash from Financing Activities

	Six Months Ended
(In thousands)	2010	2009

Long-term debt repayments	$(1,686)	$(6,858)
Cash from option exercises (including excess tax benefits)	27,336	19,269
Other, net	1,516	101

Total cash flows from financing activities	$27,166	$12,512

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
Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2010	2009	2010	2009

Cash flows from operating activities	$110,238	$67,930	$215,741	$165,756
Capital purchases	(23,903)	(22,550)	(56,011)	(65,723)
Capitalized software development costs	(20,732)	(20,300)	(41,248)	(38,588)

Free cash flow (non-GAAP)	$65,603	$25,080	$118,482	$61,445

Free Cash Flow increased $41 million in the second quarter of 2010 and increased $57 million in the first six months of 2010, as compared to the same respective periods in 2009, which we believe reflects continued strengthening of our earnings quality. Free Cash Flow is a non-GAAP financial measure used by management along with GAAP results to analyze its earnings quality and overall cash generation of the business. The presentation of Free Cash Flow is not meant to be considered in isolation, as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free Cash Flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe Free Cash Flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Part II. Other Information

Item 4.	Removed and Reserved

Item 6.	Exhibits
(a)	Exhibits

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

July 30, 2010	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)