Form 10-Q
period 2010-10-02
CERNER CORP /MO/
filed 2010-10-29
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
Yes [   ]      No [X]
There were 82,852,501 shares of Common Stock, $.01 par value, outstanding at October 21, 2010.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 2, 2010 (unaudited) and January 2, 2010

(In thousands, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$211,747	$241,723
Short-term investments	353,516	317,113
Receivables, net	463,368	461,411
Inventory	8,058	11,242
Prepaid expenses and other	98,741	106,791
Deferred income taxes	2,285	8,055

Total current assets	1,137,715	1,146,335

Property and equipment, net	500,667	509,178
Software development costs, net	244,852	233,265
Goodwill	161,974	151,479
Intangible assets, net	38,340	33,719
Long-term investments	205,323	-
Other assets	69,512	74,591

Total assets	$2,358,383	$2,148,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,671	$36,893
Current installments of long-term debt	25,751	25,014
Deferred revenue	117,847	137,095
Accrued payroll and tax withholdings	78,072	80,093
Other accrued expenses	46,593	79,008

Total current liabilities	324,934	358,103

Long-term debt	93,282	95,506
Deferred income taxes and other liabilities	112,228	98,372
Deferred revenue	18,578	15,788

Total liabilities	549,022	567,769

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 83,598,209 shares issued at October 2, 2010 and 82,564,708 shares issued at January 2, 2010	836	826
Additional paid-in capital	618,318	557,545
Retained earnings	1,220,198	1,053,563
Treasury stock	(28,002)	(28,002)
Accumulated other comprehensive loss, net	(2,109)	(3,254)

Total Cerner Corporation stockholders’ equity	1,809,241	1,580,678

Noncontrolling interest	120	120

Total stockholders’ equity	1,809,361	1,580,798

Total liabilities and stockholders’ equity	$2,358,383	$2,148,567

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended October 2, 2010 and October 3, 2009
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2010	2009	2010	2009

Revenues:
System sales	$133,439	$118,325	$386,292	$332,816
Support, maintenance and services	321,289	284,189	939,909	849,461
Reimbursed travel	7,955	6,901	23,820	23,266

Total revenues	462,683	409,415	1,350,021	1,205,543

Costs and expenses:
Cost of system sales	57,396	47,934	155,087	132,127
Cost of support, maintenance and services	13,797	14,644	46,536	46,506
Cost of reimbursed travel	7,955	6,901	23,820	23,266
Sales and client service	189,320	171,415	566,943	516,401
Software development (includes amortization of $17,756 and $50,015 for the three and nine months ended October 2, 2010; and $16,922 and $45,801 for the three and nine months ended October 3, 2009.)	67,257	66,752	202,024	196,578
General and administrative	32,966	31,059	99,611	91,819

Total costs and expenses	368,691	338,705	1,094,021	1,006,697

Operating earnings	93,992	70,710	256,000	198,846

Other income (expense):
Interest income (expense), net	87	180	2,291	(287)
Other income (expense), net	5	(3)	(566)	414

Total other income (expense), net	92	177	1,725	127

Earnings before income taxes	94,084	70,887	257,725	198,973
Income taxes	(33,212)	(22,493)	(91,090)	(66,004)

Net earnings	$60,872	$48,394	$166,635	$132,969

Basic earnings per share	$0.74	$0.60	$2.03	$1.65

Diluted earnings per share	$0.71	$0.57	$1.95	$1.59

Basic weighted average shares outstanding	82,547	81,225	82,279	80,750

Diluted weighted average shares outstanding	85,360	84,172	85,273	83,576
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended October 2, 2010 and October 3, 2009
(unaudited)

	Nine Months Ended
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$166,635	$132,969
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140,871	137,620
Share-based compensation expense	17,050	11,491
Provision for deferred income taxes	18,802	7,864

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(2,915)	7,432
Inventory	3,174	(1,010)
Prepaid expenses and other	16,675	(13,081)
Accounts payable	24,455	(46,264)
Accrued income taxes	(21,393)	(1,962)
Deferred revenue	(14,780)	(8,966)
Other accrued liabilities	(13,877)	13,065

Net cash provided by operating activities	334,697	239,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(75,341)	(89,863)
Capitalized software development costs	(61,783)	(58,698)
Purchases of investments	(627,904)	(89,176)
Maturities of investments	379,705	75,449
Purchase of other intangibles	(8,034)	(8,916)
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)

Net cash used in investing activities	(407,843)	(174,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	1,516	1,888
Long-term debt repayments	(2,404)	(7,065)
Proceeds from excess tax benefits from stock compensation	17,884	13,583
Proceeds from exercise of options	23,266	24,637

Net cash provided by financing activities	40,262	33,043

Effect of exchange rate changes on cash	2,908	10

Net (decrease) increase in cash and cash equivalents	(29,976)	97,478
Cash and cash equivalents at beginning of period	241,723	270,494

Cash and cash equivalents at end of period	$211,747	$367,972

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,483	$4,317
Income taxes, net of refund	88,238	40,179

Summary of acquisition transactions:
Fair value of tangible assets acquired	$2,126	$-
Fair value of intangible assets acquired	5,076	-
Fair value of goodwill	11,290	3,529
Fair value of current liabilities assumed	(1,057)	-
Fair value of contingent liability payable	(1,725)	-

Cash paid for acquisition	15,710	3,529
Cash acquired	(1,224)	-

Net cash used	$14,486	$3,529

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
Our third fiscal quarter ends on the Saturday closest to September 30. The 2010 and 2009 third quarters ended on October 2, 2010 and October 3, 2009, respectively. All references to years in these notes to condensed consolidated financial statements represent the three or nine months ended of the third fiscal quarters, respectively, unless otherwise noted.
Recent Accounting Pronouncements
In July 2010, Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued and amends ASC 310, Receivables. ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The guidance is generally effective for reporting periods ending after December 15, 2010. We are currently evaluating the impact the adoption of ASU 2010-20 will have on our consolidated financial statements.
(2)     Acquisitions
On January 4, 2010, we completed the purchase of 100% of the outstanding common shares of IMC Health Care, Inc. (IMC), a provider of employer sponsored on-site health centers. The acquisition of IMC expanded our employer health initiatives, such as on-site employer health centers, occupational health services and wellness programs. Consideration for this transaction was $15.7 million in cash plus additional contingent consideration, which is payable if we achieve certain revenue milestones during the fiscal year 2010 from the clients acquired from IMC. We valued the contingent consideration at $1.7 million based on a probability-weighted assessment of potential contingent consideration payment scenarios ranging up to $2.5 million. Based on the third quarter 2010 assessment, we reduced the contingent consideration liability to $0.9 million and recognized a gain of $0.8 million within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		October 2, 2010			January 2, 2010
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$20,541	$-	$-	$80,242	$-	$-
Time deposits	Cash equivalents		200	-	-	8,523	-
Corporate bonds	Cash equivalents	-	7,200	-	-	8,194	-
Time deposits	Short-term investments	-	33,817	-	-	37,784	-
Commercial paper	Short-term investments	-	58,500	-	-	19,987	-
Government and corporate bonds	Short-term investments	-	239,949	-	-	164,792	-
Auction rate securities	Short-term investments	-	-	18,465	-	-	85,203
Put-like feature	Short-term investments	-	-	2,785	-	-	9,347
Government and corporate bonds	Long-term investments	-	205,323	-	-	-	-
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
The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	2010	2009	2010	2009

Beginning balance	$30,850	$99,150	$94,550	$105,300
Redemptions at par	(9,600)	(3,900)	(73,300)	(10,050)
Unrealized gain on auction rate securities included in earnings	1,179	1,924	6,866	11,757
Unrealized loss on put-like feature included in earnings	(1,179)	(1,924)	(6,866)	(11,757)

Ending balance	$21,250	$95,250	$21,250	$95,250

We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $130.6 million at October 2, 2010.
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
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first nine months of 2010 and 2009 totaled $7.5 million and $2.6 million, respectively. A summary of net receivables is as follows:

(In thousands)	October 2, 2010	January 2, 2010

Gross accounts receivable	$345,464	$342,992
Less: Allowance for doubtful accounts	18,858	16,895

Accounts receivable, net of allowance	326,606	326,097

Contracts receivable	136,762	135,314

Total receivables, net	$463,368	$461,411

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 2, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the third quarter ended October 2, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During the first nine months of 2010 and 2009, we received total client cash collections of $1,402.6 million and $1,304.3 million, respectively, of which $45.8 million and $54.0 million were received from third party arrangements with non-recourse payment assignments.
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
Our effective tax rate was 35.3% and 33.2% for the first nine months of 2010 and 2009, respectively. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year and a decrease in unrecognized tax benefits in the third quarter of 2009 as a result of the Internal Revenue Service completion of the 2007 income tax return and refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns.
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

	Three Months Ended
	2010			2009
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$60,872	82,547	$0.74	$48,394	81,225	$0.60
Effect of dilutive securities:
Stock options	-	2,813		-	2,947

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$60,872	85,360	$0.71	$48,394	84,172	$0.57

Options to purchase 0.7 million and 1.2 million shares of common stock at per share prices ranging from $58.21 to $86.70 and $42.92 to $136.86 were outstanding for the three months ended October 2, 2010 and October 3, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 118,000 performance based non-vested stock awards, as all necessary conditions of such contingently issuable shares have not been satisfied.

	Nine Months Ended
	2010			2009
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$166,635	82,279	$2.03	$132,969	80,750	$1.65
Effect of dilutive securities:
Stock options	-	2,994		-	2,826

Diluted earnings per share:
Income available to common stockholders including assumed conversions	$166,635	85,273	$1.95	$132,969	83,576	$1.59

Options to purchase 0.5 million and 2.1 million shares of common stock at per share prices ranging from $58.21 to $86.70 and $36.72 to $136.86 were outstanding for the nine months ended October 2, 2010 and October 3, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 118,000 performance based non-vested stock awards, as all necessary conditions of such contingently issuable shares have not been satisfied.
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

Approximately 21% of the total shares related to this award were forfeited due to the resignation of an executive officer in the third quarter of 2010. The amount of compensation expense recognized is based on management’s estimate of the most likely outcome and will be reassessed at each reporting date through the final vesting date, which may result in adjustments to compensation cost. Based on a current period vesting probability assessment, total compensation cost related to these awards is $7.6 million, net of forfeitures, and is expected to be recognized over a period of 3 years.
The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested shares and Associate Stock Purchase Plan shares:

	Three Months Ended		Nine Months Ended
(In thousands)	2010	2009	2010	2009

Stock option and non-vested share compensation expense	$6,244	$4,523	$17,050	$11,485
Associate stock purchase plan expense	424	248	1,229	913
Amounts capitalized in software development costs, net of amortization	(118)	(66)	(376)	(187)

Amounts charged against earnings, before income tax benefit	$6,550	$4,705	$17,903	$12,211

Amount of related income tax benefit recognized in earnings	$2,440	$1,753	$6,669	$4,549

As of October 2, 2010, there was $55.0 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.15 years.
(8)     Comprehensive Income
Total comprehensive income, which includes net earnings, foreign currency translation adjustments and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $80.7 million and $52.8 million for the three months ended October 2, 2010 and October 3, 2009, respectively, and $167.8 million and $142.0 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of October 2, 2010, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.
The following tables represent the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

(In thousands)
	Balance Sheet	Fair Value
Derivatives designated	Classification	October 2, 2010	January 2, 2010

Net investment hedge	Short-term (S/T) liabilities	$14,689	$15,015
Net investment hedge	Long-term (L/T) liabilities	73,445	75,075

Total net investment hedge		$88,134	$90,090

(In thousands)
	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
Derivatives designated	For the Three Months Ended		For the Nine Months Ended
	2010	2009	2010	2009

Net investment hedge - S/T	$(361)	$226	$204	$(815)
Net investment hedge - L/T	(1,803)	1,356	1,023	(4,887)

Total net investment hedge	$(2,164)	$1,582	$1,227	$(5,702)

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency loss of $0.9 million and a gain of $0.03 million during the three months ended October 2, 2010 and October 3, 2009, respectively, and a loss of $0.3 million and a gain of $4.0 million during the nine months ended October 2, 2010 and October 3, 2009, respectively.

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
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended October 2, 2010 and October 3, 2009.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Three months ended 2010
Revenues	$394,052	$68,631	$—	$462,683

Cost of revenues	64,150	14,998	—	79,148
Operating expenses	102,605	29,482	157,456	289,543

Total costs and expenses	166,755	44,480	157,456	368,691

Operating earnings (loss)	$227,297	$24,151	$(157,456)	$93,992

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Three months ended 2009
Revenues	$338,508	$70,907	$—	$409,415

Cost of revenues	57,759	11,720	—	69,479
Operating expenses	90,093	32,658	146,475	269,226

Total costs and expenses	147,852	44,378	146,475	338,705

Operating earnings (loss)	$190,656	$26,529	$(146,475)	$70,710

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Nine months ended 2010
Revenues	$1,130,384	$219,637	$—	$1,350,021

Cost of revenues	189,540	35,903	—	225,443
Operating expenses	311,663	93,577	463,338	868,578

Total costs and expenses	501,203	129,480	463,338	1,094,021

Operating earnings (loss)	$629,181	$90,157	$(463,338)	$256,000

	Operating Segments

(In thousands)	Domestic	Global	Other	Total
Nine months ended 2009
Revenues	$997,441	$208,102	$—	$1,205,543

Cost of revenues	169,567	32,333	—	201,899
Operating expenses	272,552	97,179	435,067	804,798

Total costs and expenses	442,119	129,512	435,067	1,006,697

Operating earnings (loss)	$555,322	$78,590	$(435,067)	$198,846

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our third fiscal quarter ends on the Saturday closest to September 30. The 2010 and 2009 third quarters ended on October 2, 2010 and October 3, 2009, respectively. All references to years in the MD&A represent the respective three or nine months ended of the third fiscal quarters, unless otherwise noted.
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

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into healthcare. Examples of these include our CareAware® healthcare device architecture and devices, Cerner Healthe™ employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside of the United States. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
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
Outside of the United States, the economy has impacted and could continue to impact our results in almost all regions. However, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also grappling with increased healthcare spending, safety concerns and inefficient care, and many of these countries recognize HIT as an important part of the solution to these issues.

In summary, while the current economic environment has impacted our business, the fundamental value proposition of HIT remains strong. The HIT industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the third quarter of 2010. New business bookings revenue, which reflects the value of executed contracts for software, hardware and professional services and managed services, was $495.7 million in the third quarter of 2010, which was an increase of 17% compared to $424.3 million in the third quarter of 2009. Revenues for the third quarter of 2010 increased 13% to $462.7 million compared to $409.4 million in the year-ago quarter. The year-over-year increase in revenue in the third quarter reflects improved economic conditions and demand driven by the stimulus incentives.
Third quarter 2010 net earnings were $60.9 million and diluted earnings per share were $0.71. Third quarter 2009 net earnings were $48.4 million and diluted earnings per share were $0.57. Third quarter 2010 and 2009 net earnings and diluted earnings per share reflect the impact of shared-based compensation expense. Share-based compensation expense reduced third quarter 2010 net earnings and diluted earnings per share by $4.1 million and $0.05, respectively, and third quarter 2009 earnings and diluted earnings per share by $3.0 million and $0.04, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling general and administrative expenses. Our third quarter 2010 operating margin was 20.3%, which is 300 basis points higher than the year-ago quarter and reflects the achievement of our long-term goal of achieving 20% operating margins.
We had strong cash collections of receivables of $471.8 million in the third quarter of 2010 compared to $410.6 million in the third quarter of 2009. Days sales outstanding was 91 days in the third quarter of 2010 compared to 88 days in the second quarter of 2010 and 105 days in the third quarter of 2009. The majority of the year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Operating cash flows for the third quarter of 2010 were strong at $119.0 million compared to $73.4 million in the third quarter of 2009.

Results of Operations
Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009
The following table presents a summary of the operating information for the third quarters of 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues
System sales	$133,439	29%	$118,325	29%	13%
Support and maintenance	130,199	28%	122,067	30%	7%
Services	191,090	41%	162,122	40%	18%
Reimbursed travel	7,955	2%	6,901	2%	15%

Total revenues	462,683	100%	409,415	100%	13%

Costs of revenue
Costs of revenue	79,148	17%	69,479	17%	14%

Total margin	383,535	83%	339,936	83%	13%

Operating expenses
Sales and client service	189,320	41%	171,415	42%	10%
Software development	67,257	15%	66,752	16%	1%
General and administrative	32,966	7%	31,059	8%	6%

Total operating expenses	289,543	63%	269,226	66%	8%

Total costs and expenses	368,691	80%	338,705	83%	9%

Operating earnings	93,992	20.3%	70,710	17.3%	33%

Interest income (expense), net	87		180
Other income (expense), net	5		(3)
Income taxes	(33,212)		(22,493)

Net earnings	$60,872		$48,394		26%

Revenues & Backlog
Revenues increased 13% to $462.7 million for the third quarter 2010 from $409.4 million for the same period in 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 13% to $133.4 million for the third quarter of 2010 from $118.3 million for the same period in 2009. The increase in system sales was driven by a strong increase in licensed software and technology resale.

•
Support and maintenance revenues increased 7% to $130.2 million during the third quarter of 2010 from $122.1 million during the same period in 2009. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 18% to $191.1 million from $162.1 million for the same period in 2009. This increase is driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the third quarter of 2010 compared to the same period in 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	October 2, 2010	October 3, 2009

Contract backlog	$4,018,475	$3,246,797
Support and maintenance backlog	642,436	604,389

Total backlog	$4,660,911	$3,851,186

Costs of Revenue
Cost of revenues remained flat at 17% of total revenues in the third quarter of 2010 and 2009. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 8% to $289.5 million in the third quarter of 2010, compared with $269.2 million for the same period in 2009. Share-based compensation expense recognized impacted expenses as indicated below:

	Three Months Ended
(In thousands)	2010	2009

Sales and client service expenses	$2,944	$2,315
Software development expense	1,861	1,132
General and administrative expenses	1,745	1,258

Total stock-based compensation expense	$6,550	$4,705

•
Sales and client service expenses as a percent of total revenues were 41% in the third quarter of 2010 as compared to 42% in the same period of 2009. These expenses increased 10% to $189.3 million in the third quarter of 2010, from $171.4 million in the same period of 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business and an increase in bad debt expense.

•
Software development expense increased 1% to $67.3 million for the third quarter of 2010 compared to $66.8 million for the same period in 2009. The small amount of the increase reflects our ongoing efforts to control spending growth relative to revenue growth. A summary of our total software development expense is as follows:

	Three Months Ended
(In thousands)	2010	2009

Software development costs	$70,037	$69,940
Capitalized software costs	(20,199)	(19,878)
Capitalized costs related to share-based payments	(337)	(232)
Amortization of capitalized software costs	17,756	16,922

Total software development expense	$67,257	$66,752

•
General and administrative expenses as a percent of total revenues were 7%, in the third quarter of 2010, as compared to 8% for the same period in 2009. These expenses increased 6% to $33.0 million in the third quarter of 2010, from $31.1 million for the same period in 2009. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. We recorded a net transaction loss on foreign currency of $0.9 million and a net transaction gain on foreign currency of $0.03 million in the third quarters of 2010 and 2009, respectively, which, along with a slight increase in other corporate expenses, accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items
•
Net interest income was $0.09 million in the third quarter of 2010 compared to net interest income of $0.2 million in the third quarter of 2009. Interest income decreased to $1.8 million in the third quarter of 2010 from $2.4 million for the same period in 2009. Interest expense decreased to $1.7 million in the third quarter of 2010 from $2.2 million for the same period in 2009, due primarily to long-term debt payments made in the fourth quarter of 2009.

•
Other income was $0.01 million in the third quarter of 2010, compared to other expense of $0.03 million for the same period in 2009. Other income and expense in the third quarters 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $1.2 million and $1.9 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Note 3 of the notes to condensed consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 35% for the third quarter of 2010 and 32% for the third quarter of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year and a decrease in unrecognized tax benefits in the third quarter of 2009 as a result of the Internal Revenue Service completion of the 2007 income tax return and refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns.

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
The following table presents a summary of the operating information for the third quarters of 2010 and 2009:

(in thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Domestic Segment
Revenues	$394,052	100%	$338,508	100%	16%
Costs of revenue	64,150	16%	57,759	17%	11%
Operating expenses	102,605	26%	90,093	27%	14%

Total costs and expenses	166,755	42%	147,852	44%	13%

Domestic operating earnings	227,297	58%	190,656	56%	19%

Global Segment
Revenues	68,631	100%	70,907	100%	-3%
Costs of revenue	14,998	22%	11,720	17%	28%
Operating expenses	29,482	43%	32,658	46%	-10%

Total costs and expenses	44,480	65%	44,378	63%	0%

Global operating earnings	24,151	35%	26,529	37%	-9%

Other, net	(157,456)		(146,475)		7%

Consolidated operating earnings	$93,992		$70,710		33%

Domestic Segment
•
Revenues increased 16% to $394.1 million in the third quarter of 2010 from $338.5 million in the same period in 2009. This increase was driven primarily by growth in licensed software, managed services and professional services.

•
Cost of revenues was 16% of revenues in the third quarter of 2010, compared to 17% of revenues in the same period in 2009. The decrease reflects the typically higher margins of licensed software, managed services and professional services.

•
Operating expenses increased 14% to $102.6 million in the third quarter of 2010, from $90.1 million in the same period in 2009, due primarily to growth in managed services and professional services expense.

Global Segment
•
Revenues decreased 3% to $68.6 million in the third quarter of 2010 from $70.9 million in the same period in 2009. This decrease was driven by decline in licensed software and professional services revenue, largely from our operations in France, partially offset by an increase in technology resale and support revenue.

•
Cost of revenues was 22% of revenues in the third quarter of 2010, compared with 17% in the same period of 2009. The higher cost of revenues in the third quarter of 2010 was driven by the increase in technology resale, which carries a higher cost of revenue.

•
Operating expenses decreased 10% to $29.5 million for the third quarter of 2010, from $32.7 million in the same period in 2009, primarily due to a decrease in personnel-related professional services expense, partially offset by an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 7% to $157.5 million in the third quarter of 2010 from $146.5 million in the same period in 2009. This increase was primarily due to growth in corporate personnel costs, somewhat offset by the previously discussed impact of foreign currency transaction gains and losses.

Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009
The following table presents a summary of the operating information for the first nine months of 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues
System sales	$386,292	29%	$332,816	28%	16%
Support and maintenance	385,304	29%	370,210	31%	4%
Services	554,605	41%	479,251	40%	16%
Reimbursed travel	23,820	2%	23,266	2%	2%

Total revenues	1,350,021	100%	1,205,543	100%	12%

Costs of revenue
Costs of revenue	225,443	17%	201,899	17%	12%

Total margin	1,124,578	83%	1,003,644	83%	12%

Operating expenses
Sales and client service	566,943	42%	516,401	43%	10%
Software development	202,024	15%	196,578	16%	3%
General and administrative	99,611	7%	91,819	8%	8%

Total operating expenses	868,578	64%	804,798	67%	8%

Total costs and expenses	1,094,021	81%	1,006,697	84%	9%

Operating earnings	256,000	19.0%	198,846	16.5%	29%

Interest income (expense), net	2,291		(287)
Other income (expense), net	(566)		414
Income taxes	(91,090)		(66,004)

Net earnings	$166,635		$132,969		25%

Revenues & Backlog
Revenues increased 12% to $1,350.0 million for the first nine months of 2010 from $1,205.5 million for the same period in 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 16% to $386.3 million for the first nine months of 2010 from $332.8 million for the same period in 2009. The increase in system sales was driven by a strong increase in licensed software and technology resale.

•
Support and maintenance revenues increased 4% to $385.3 million during the first nine months of 2010 from $370.2 million during the same period in 2009. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 16% to $554.6 million from $479.3 million for the same period in 2009. This increase is driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the first nine months of 2010 compared to the same period in 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	October 2, 2010	October 3, 2009

Contract backlog	$4,018,475	$3,246,797
Support and maintenance backlog	642,436	604,389

Total backlog	$4,660,911	$3,851,186

Costs of Revenue
Cost of revenues remained flat at 17% of total revenues in the first nine months of 2010 and 2009. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 8% to $868.6 million in the first nine months of 2010, compared with $804.8 million for the same period in 2009. Share-based compensation expense recognized impacted expenses as indicated below:

	Nine Months Ended
(In thousands)	2010	2009

Sales and client service expenses	$7,723	$5,401
Software development expense	4,903	3,134
General and administrative expenses	5,277	3,676

Total stock-based compensation expense	$17,903	$12,211

•
Sales and client service expenses as a percent of total revenues were 42% in the first nine months of 2010 as compared to 43% in the same period of 2009. These expenses increased 10% to $566.9 million in the first nine months of 2010, from $516.4 million in the same period of 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business, a higher level of professional services expenses and an increase in bad debt expense.

•
Software development expense increased 3% to $202.0 million for the first nine months of 2010 compared to $196.6 million for the same period in 2009. The increase in software development costs is related to increased development activity on Cerner Millennium and related solutions. The small amount of increase reflects our ongoing efforts to control spending growth relative to revenue growth. A summary of our total software development expense is as follows:

	Nine Months Ended
(In thousands)	2010	2009

Software development costs	$213,793	$209,476
Capitalized software costs	(60,802)	(58,081)
Capitalized costs related to share-based payments	(982)	(618)
Amortization of capitalized software costs	50,015	45,801

Total software development expense	$202,024	$196,578

•
General and administrative expenses as a percent of total revenues were 7%, in the third quarter of 2010, as compared to 8% for the same period in 2009. These expenses increased 8% to $99.6 million in the first nine months of 2010, from $91.8 million for the same period in 2009. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. We recorded a net transaction loss on foreign currency of $0.3 million and a gain of $4.0 million in the first nine months of 2010 and 2009, respectively, which along with an increase in corporate personnel costs, accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items
•
Net interest income was $2.3 million in the first nine months of 2010 compared to net interest expense of $0.3 million in the first nine months of 2009. Interest income increased to $7.6 million in the first nine months of 2010 from $6.0 million for the same period in 2009, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $5.3 million in the first nine months of 2010 from $6.3 million for the same period in 2009, due primarily to long-term debt payments made in the fourth quarter of 2009.

•
Other expense was $0.6 million in the first nine months of 2010, compared to other income of $0.4 million for the same period in 2009. Other income and expense in the first nine months of 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $6.9 million and $11.8 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Note 3 of the notes to condensed consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 35% for the first nine months of 2010 and 33% for the first nine months of 2009. This increase is primarily due to the research and development tax credit not being extended for the 2010 tax year and a decrease in unrecognized tax benefits in the third quarter of 2009 as a result of the Internal Revenue Service completion of the 2007 income tax return and refund claim related to the foreign tax credit for the 2004, 2005 and 2006 income tax returns.

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
The following table presents a summary of the operating information for the first nine months of 2010 and 2009:

(in thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Domestic Segment
Revenues	$1,130,384	100%	$997,441	100%	13%
Costs of revenue	189,540	17%	169,567	17%	12%
Operating expenses	311,663	28%	272,552	27%	14%

Total costs and expenses	501,203	44%	442,119	44%	13%

Domestic operating earnings	629,181	56%	555,322	56%	13%

Global Segment
Revenues	219,637	100%	208,102	100%	6%
Costs of revenue	35,903	16%	32,333	16%	11%
Operating expenses	93,577	43%	97,179	47%	-4%

Total costs and expenses	129,480	59%	129,512	62%	0%

Global operating earnings	90,157	41%	78,590	38%	15%

Other, net	(463,338)		(435,067)		6%

Consolidated operating earnings	$256,000		$198,846		29%

Domestic Segment
•
Revenues increased 13% to $1,130.4 million in the first nine months of 2010 from $997.4 million the same period in 2009. This increase was driven by growth in licensed software, managed services and professional services.

•	Cost of revenues remained flat at 17% of revenues in the first nine months of 2010, compared to the same period in 2009.

•
Operating expenses increased 14% to $311.7 million in the first nine months of 2010, from $272.6 million in the same period in 2009, due primarily to growth in managed services expense, professional services expense and bad debt expense.

Global Segment
•
Revenues increased 6% to $219.6 million in the first nine months of 2010 from $208.1 million in the same period in 2009. This increase was driven by a change in estimates for certain contracts that rely on estimates as part of contract accounting and improved licensed software and support revenue, mostly from United Kingdom and the Middle East region, slightly offset by a decline from France.

•	Cost of revenues remained flat at 16% of revenues in the first nine months of 2010, compared to the same period in 2009.

•
Operating expenses decreased 4% to $93.6 million for the first nine months of 2010, from $97.2 million in the same period in 2009, primarily due to a decrease in personnel-related professional services expense, partially offset by an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 6% to $463.3 million in the first nine months of 2010 from $435.1 million in the same period in 2009. This increase was primarily due to growth in corporate personnel costs and by the previously discussed impact of foreign currency transaction gains and losses.
Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, time deposits, and bonds with original maturities of less than 90 days, and short-term investments. At October 2, 2010, we had cash of $183.8 million, cash equivalents of $28.0 million and short-term investments of $353.5 million compared to cash of $144.8 million, cash equivalents of $97.0 million and short-term investments of $317.1 million at January 2, 2010.
Additionally, we maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement contains certain net worth, current ratio and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. The current agreement expires on May 31, 2013. As of October 2, 2010, we had no outstanding borrowings under this agreement and we are not aware of any violations of the covenants.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2010.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 2, 2010, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the third quarter ended October 2, 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by us. During the fourth quarter of 2008, we entered into a settlement agreement with the investment firm that sold us the auction rate securities. Under the terms of the settlement agreement, we received the right to redeem the securities at par value during a period from mid-2010 through mid- 2012. The settlement is in effect a put-like instrument with a fair value generally equal to the difference between the auction rate securities’ fair value and par value. In the fourth quarter of 2009, these securities were reclassified to short term investments based on our intention to exercise the put-like settlement feature and redeem the securities within the next year. At October 2, 2010, we held auction rate securities with a par value of $21.3 million and an estimated fair value of $18.5 million.
We anticipate that any future changes in the fair value of the put-like feature will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Condensed Consolidated Statements of Operations. We do not expect the auction failures to impact our ability to fund our working capital needs, capital expenditures or other business requirements.
The following table summarizes our cash flows in the first nine months of 2010 and 2009:

	Nine Months Ended
(In thousands)	2010	2009

Cash flows from operating activities	$334,697	$239,158
Cash flows from investing activities	(407,843)	(174,733)
Cash flows from financing activities	40,262	33,043
Effect of exchange rate changes on cash	2,908	10

Total change in cash and cash equivalents	$(29,976)	$97,478

Free cash flow (non-GAAP)	$197,573	$90,597

Cash from Operating Activities
Cash flow from operations increased in the first nine months of 2010 as compared to the same period of 2009 due primarily to the increase in cash impacting earnings and cash provided by working capital. During the first nine months of 2010 and 2009, we received total client cash collections of $1,402.6 million and $1,304.3 million, respectively, of which 3% and 4%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 91 days for the third quarter of 2010 compared to 88 days in the second quarter of 2010 and 105 days in the third quarter of 2009. The majority of this year-over-year decline is driven by the reclassification of our Fujitsu receivable to other long-term assets during the fourth quarter of 2009, which is not included in our days sales outstanding calculation. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 4% in the first nine months of 2010 compared to the first nine months of 2009. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Nine Months Ended
(In thousands)	2010	2009

Capital purchases	$(75,341)	$(89,863)
Capitalized software development costs	(61,783)	(58,698)
Purchases of investments, net of maturities	(248,199)	(13,727)
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)
Other, net	(8,034)	(8,916)

Total cash flows from investing activities	$(407,843)	$(174,733)

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

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2010	2009

Long-term debt repayments	$(2,404)	$(7,065)
Cash from option exercises (including excess tax benefits)	41,150	38,220
Other, net	1,516	1,888

Total cash flows from financing activities	$40,262	$33,043

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
Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2010	2009	2010	2009

Cash flows from operating activities	$118,956	$73,402	$334,697	$239,158
Capital purchases	(19,330)	(24,140)	(75,341)	(89,863)
Capitalized software development costs	(20,535)	(20,110)	(61,783)	(58,698)

Free cash flow (non-GAAP)	$79,091	$29,152	$197,573	$90,597

Free Cash Flow increased $50 million in the third quarter of 2010 and increased $107 million in the first nine months of 2010, as compared to the same respective periods in 2009, which we believe reflects continued strengthening of our earnings quality. Free Cash Flow is a non-GAAP financial measure used by management along with GAAP results to analyze its earnings quality and overall cash generation of the business. The presentation of Free Cash Flow is not meant to be considered in isolation, as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free Cash Flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe Free Cash Flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.
Recent Accounting Pronouncements
In July 2010, Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued and amends ASC 310, Receivables. ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The guidance is generally effective for reporting periods ending after December 15, 2010. We are currently evaluating the impact the adoption of ASU 2010-20 will have on our consolidated financial statements.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Part II. Other Information

Item 6.	Exhibits
(a)	Exhibits

10(a)	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated August 15, 2010.

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant

October 29, 2010	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)