Form 10-K
period 2011-01-01
CERNER CORP /MO/
filed 2011-02-16
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 1, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [X]                No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]                 No [X]
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
Large accelerated filer [X]       Accelerated filer [  ]      Non-accelerated filer [  ]      Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                No [X]
     As of July 3, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,631,943,354 based on the closing sale price as reported on the NASDAQ Global Select Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2011

[Common Stock, $.01 par value per share]	83,380,384 shares
DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which
Document	Incorporated

Proxy Statement for the Annual Shareholders’ Meeting to be held May 27, 2011 (Proxy Statement)	Part III

PART I.
Item 1. Business
Overview
Cerner Corporation is a Delaware business corporation formed in 1980. Unless the context otherwise requires, references in this report to “Cerner,” “the Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.
Our corporate headquarters are located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.221.1024. Our Web site address, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).
Cerner’s mission is to contribute to the systemic improvements of healthcare delivery and the health of communities. We are a leading supplier of healthcare information technology (HIT) solutions, healthcare devices and related services, and are transforming healthcare by eliminating error, variance and waste for healthcare providers and consumers. Cerner® solutions optimize processes for healthcare organizations ranging in size from single-doctor practices, to health systems, to entire countries, for the pharmaceutical and medical device industries, for consumers of healthcare and for the healthcare commerce system. These solutions are licensed by approximately 9,000 facilities around the world, including more than 2,600 hospitals; 3,500 physician practices covering more than 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; and 1,600 retail pharmacies.
We design and develop most of our software solutions on the unified Cerner Millennium® architecture, a person-centric computing framework, which combines clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers.
We also offer a broad range of services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, healthcare data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator (TPA) services for employer-based health plans.
The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2010	2009	2008

Revenues by Category

System sales	30%	30%	31%

Support and maintenance	28%	29%	28%

Services	40%	39%	39%

Reimbursed travel	2%	2%	2%

	100%	100%	100%

Revenues by Segment

Domestic	84%	84%	78%

Global	16%	16%	22%

	100%	100%	100%

The Healthcare and Healthcare IT Industry
We believe there are several factors that are favorable for the HIT industry over the next decade, despite some lingering weakness in the global economy. Because HIT solutions play an important role in healthcare by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States healthcare providers also recognize that they must invest in HIT to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, with the Centers for Medicare and Medicaid Services estimating United States healthcare spending at $2.6 trillion or 17.5 percent of 2010 Gross Domestic Product, politicians and policymakers agree that the growing cost of our healthcare system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. This belief is supported by a 2005 study by RAND Corp., which estimated that the widespread adoption of HIT in the United States could cut healthcare costs by $162 billion annually.
The broad recognition that HIT is essential to helping control healthcare costs and improve quality contributed to the inclusion of HIT incentives in the American Recovery and Reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of HIT. These incentives are contributing to increased demand for HIT solutions and services in the United States.
Another element in the United States marketplace is the recently passed healthcare reform legislation. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our clients. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, ICD-10 coding requirements, and waste, fraud and abuse measures.
We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in HIT solutions and services. Cerner is well positioned to benefit from this expected increase in demand due to our large footprint in United States hospitals and physician practices and our proven ability to deliver value to our clients.
Outside the United States, the economic downturn of the last few years has impacted and could continue to impact our results. However, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling healthcare spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize HIT as an important piece of the solution to these issues.
In summary, while the current economic environment has impacted our business, we believe the fundamental value proposition of HIT remains strong. The HIT industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.
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
We believe our strengths position us well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA and the nation’s focus on improving the efficiency and quality of healthcare. We also have a strong global brand and a presence in more than 25 countries and believe we have a good opportunity to gain market share outside of the United States.
We also have a significant opportunity to grow revenues by expanding our solution footprint in existing clients. In addition to the opportunity to expand penetration of our core solutions, such as EHRs and computerized physician order entry, we have a broad range of complementary solutions that can be offered into our existing client base. Examples include solutions and services for women’s health, anesthesiology, imaging, clinical process optimization, critical care, medical device connectivity, emergency department, revenue cycle and surgery.
Additionally, we have introduced new services targeted at capturing a larger percent of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these new services is Cerner ITWorksSM, a suite of services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help healthcare organizations improve their revenue cycle functions.
We have made good progress over the past several years at reducing the total cost of ownership of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. For example, our CommunityWorks offering leverages a shared instance of the Cerner Millennium platform across multiple clients, which decreases the total cost of ownership for these clients. Our ability to address these markets has also been aided by our Bedrock® technology, which automates much of the implementation and management of the Cerner Millennium platform. We have also streamlined implementations and made them more predictable through our MethodM® implementation methodology, which draws upon practices proven to be effective during thousands of past implementations. Additionally, we are reducing up-front hardware costs and ongoing technology obsolescence risks through our remote-hosted, managed services offering, CernerWorks.
We also expect to drive growth over the course of the next decade through initiatives outside the core HIT market. For example, we offer clinic, pharmacy and wellness services directly to employers and we expanded our presence in the employer-sponsored health center market with the acquisition of IMC Health Care, Inc. in January 2010. Additionally, as described below, we believe being able to connect employers, governments and consumers directly with their healthcare providers through a New Middle™ presents a substantial growth opportunity as we aim to help eliminate the friction that consumes more than 30 percent of healthcare spending.
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
Along these lines, we have created the uCern™ platform, a collaboration and social networking platform which gives clients a place where they can collaborate with peers or Cerner associates about topics ranging from healthcare reform to solution enhancements to project status updates. Approximately 95 percent of our core Cerner Millennium clients actively engage on this platform. Additionally, we have created the uDevelop™ solution, a collaborative ecosystem that supports a unique audience of engineers, including both our associates and external developers, who work to improve our solutions; and the uCern Store, which offers our clients quick access to innovations developed by Cerner, as well as outside organizations and individuals.
To highlight one area where coordinating information across the fragmented delivery system is gaining traction, our Cerner Network and Health Information Exchange (HIE) offerings create better clinical integration and coordination of care by facilitating secure electronic flow of data between hospitals, physician practices, and other stakeholders, regardless of the EHR system being used. We have had early success with our clients in building out HIEs and Cerner Network services that are providing value, and nearly 50 million clinical and financial transactions go across the network each month.
Another key element of our strategy for improving the coordination and quality of care is our Healthe IntentTM platform, a cloud-based platform that we expect to be the basis for many future offerings. In 2010, we launched Healthe Intent Chart Search, our first solution on this platform. Healthe Intent Chart Search leverages knowledge of the clinical meanings of words located within the EMR as well as the context in which those words occur to create algorithms that identify and rank the most important information contextually. This capability allows the physician to efficiently search through a patient’s health record and identify relevant information in a matter of seconds. In the coming years, we believe the Healthe Intent platform will continue to evolve in sophistication to the point where it can anticipate and determine the clinical intent based on the behavior of the specific user, the history of the patient and the context of prior actions.
The Healthe Intent platform also provides the ability to apply sophisticated, statistical algorithms against contextual clinical activity to recommend clinical action. For example, our first national Health Agent is an intelligent mechanism developed in collaboration with clients, which can assist in detecting the conditions that indicate a patient may be developing Sepsis, a potentially fatal condition in which the bloodstream is overwhelmed by bacteria. Nearly 750,000 Americans are affected by Sepsis each year. Early results based on initial client use of this algorithm have reflected remarkable reductions in Sepsis mortality rates, and we believe that moving this capability to a Health Agent in the cloud will allow us to demonstrate the speed at which new capabilities and evidence can be deployed to our clients.
Through these connections and networks, we are creating the building blocks for an entirely new healthcare system that will introduce much-needed competition for our current, insurance-based infrastructure. In this new system, a New Middle would enhance care and reduce friction by facilitating the sharing of relevant clinical and financial information between payers, consumers and providers.

Furthermore, in the New Middle, consumers would have a personal health record, giving them ready access to information on both the price and quality of the care they receive. This record would have the consumer’s complete medical history and a predictive model of future needs based on his or her unique genetic code. Armed with this information, consumers would have financial incentives to focus on controlling chronic conditions and reducing the impact of future maladies.
With more complete patient information, providers could focus on preventive rather than reactive medicine. Through this New Middle, providers could communicate instantly with the rest of the patient’s care team, and they would receive immediate point-of-service payments for the delivery of appropriate care rather than waiting weeks or months while claims work through the reimbursement process.
Lastly, we believe the New Middle would provide the segments of our society that pay for healthcare—employers or governments—a health system with less variance, cost and waste while maximizing the quality of care for all of us.
Software Development
We commit significant resources to developing new health information system solutions. As of the end of 2010, approximately 2,400 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $284.8 million, $285.2 million and $291.4 million during the 2010, 2009 and 2008 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.
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
As previously discussed, we have focused on reducing the total cost of ownership of our systems, which allows us to be price competitive across the full size and organizational structure range of healthcare providers. Sales to large health systems typically take approximately nine to 18 months, while the sales cycle is often shorter when selling to smaller hospitals and physician practices. We have seen some indications that the HITECH provisions of ARRA may shorten the sales process due to the timeline required for hospitals to earn stimulus incentives.
Our executive marketing management is located at our Innovation Campus in Kansas City, Missouri, while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices in Australia, Canada, Chile, England, France, Germany, India, Ireland, Malaysia, Saudi Arabia, Singapore, Spain and the United Arab Emirates.
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
Client Services
Substantially all of Cerner’s HIT software solutions clients enter into software maintenance agreements with us for support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients to access new releases of the Cerner solutions covered by maintenance agreements. Each client has 24-hour access to the client support team located at our world headquarters in North Kansas City, Missouri and our global support organizations in England and Ireland.
Most clients who buy hardware through Cerner also enter into hardware maintenance agreements with us. These arrangements normally provide for a fixed monthly fee for specified services. In the majority of cases, we utilize subcontractors to meet our hardware maintenance obligations. We also offer a set of managed services that include remote hosting, operational management services and disaster recovery.
Backlog
At the end of 2010, we had a contract backlog of approximately $4.3 billion as compared to approximately $3.6 billion at the end of 2009. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At the end of 2010, we had approximately $140.0 million of contracts receivable compared to $135.3 million at the end of 2009, which represents revenues recognized but not yet billable under the terms of the contract. At the end of 2010, we had a software support and maintenance backlog of approximately $654.9 million as compared to approximately $620.6 million at the end of 2009. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. We estimate that approximately 31 percent of the aggregate backlog at the end of 2010 of $4.9 billion will be recognized as revenue during 2011.
Competition
The market for HIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the healthcare solutions and services market include: Allscripts Healthcare Solutions, Inc., Computer Programs and Systems, Inc., Epic Systems Corporation, GE Healthcare Technologies, iSoft Group Limited, McKesson Corporation, Medical Information Technology, Inc. (Meditech) and Siemens Medical Solutions Health Services Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services.
Other competitors focus on only a portion of the market that we address. For example, competitors such as Accenture, Capgemini, Computer Sciences Corporation, Computer Task Group, Inc. (CTG), Dell, Inc., Deloitte LLP, Hewlett-Packard Company and IBM Corporation offer HIT services that compete directly with our consulting services. Athenahealth, Inc., eClinicalWorks LLC, e-MDs, Inc., Greenway Medical Technologies, Quality Systems, Inc. and Sage Software Healthcare LLC offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market.
Cerner partners with third parties as a reseller of devices and markets its own competing proprietary healthcare devices; we view our principal competitors in the healthcare device market to include: CapsuleTech, Inc., CareFusion Corporation, GE Healthcare Technologies, McKesson Corporation, Omnicell, Inc. and Royal Philips Electronics; and we view our principal competitors in the healthcare transactions market to include: Capario, Inc., Emdeon Corporation, Ingenix, Inc. (a subsidiary of UnitedHealth Group, Inc.) and McKesson Corporation, with almost all of these competitors being substantially larger or having more experience and market share than us in their respective market.
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
Number of Employees (Associates)
At the end of 2010, we employed approximately 8,200 associates worldwide.
Operating Segments

Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (18) to the financial statements.
Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 10, 2011. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions

Neal L. Patterson	61	Chairman of the Board of Directors, Chief Executive Officer and President

Clifford W. Illig	60	Vice Chairman of the Board of Directors

Marc G. Naughton	55	Executive Vice President and Chief Financial Officer

Michael R. Nill	46	Executive Vice President and Chief Engineering Officer

Randy D. Sims	50	Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	47	Executive Vice President

Mike Valentine	42	Executive Vice President and Chief Operating Officer

Julia M. Wilson	48	Senior Vice President and Chief People Officer
Neal L. Patterson has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years. Mr. Patterson has served as President of the Company since July 2010, which position he also held from March of 1999 until August of 1999.
Clifford W. Illig has been a Director of the Company for more than five years. He previously served as Chief Operating Officer of the Company until October 1998 and as President of the Company until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.
Marc G. Naughton joined the Company in November 1992 as Manager of Taxes. In November 1995 he was named Chief Financial Officer and in February 1996 he was promoted to Vice President. He was promoted to Senior Vice President in March 2002 and promoted to Executive Vice President in March 2010.
Michael R. Nill joined the Company in November 1996. Since that time he has held several positions in the Technology, Intellectual Property and CernerWorks client hosting organizations. He was promoted to Vice President in January 2000, promoted to Senior Vice President in April 2006 and promoted to Executive Vice President and named Chief Engineering Officer in February 2009.
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

Item 1A.  Risk Factors
Risks Related to Cerner Corporation
We may incur substantial costs related to product-related liabilities. Many of our software solutions, healthcare devices or services (including life sciences/research services) are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenues loss, create potential liabilities for our clients and us and increase insurance and other operational costs.
We may be subject to claims for system errors and warranties. Our software solutions and healthcare devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or healthcare devices after their introduction. Our software solutions and healthcare devices are intended for use in collecting, storing, and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions, billing, etc. Therefore, users of our software solutions and healthcare devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s Cerner software solution and/or healthcare device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could i) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria or ii) subject us to claims or litigation by our clients or clinicians or directly by the patient. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.
We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications and countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. Periodic risk assessments are conducted to ensure additional risks are identified and appropriately mitigated. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a “concerted denial of service cyber attack”, damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated datacenter failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.
Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality policies and procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of United States and global patents, but these patents do not provide comprehensive protection for the wide range of solutions and services offered by us. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property.
In addition, we are routinely involved in intellectual property infringement or misappropriation claims and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HIT market increases, the functionality of our software solutions and services expands, the use of open-source software increases and we enter new geographies and new markets such as healthcare device innovation, healthcare transactions and life sciences. These claims, even if not meritorious, are expensive to defend and are oftentimes incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license and/or cease using, selling, offering for sale, licensing, importing, implementing and supporting the solutions, devices and services that violate the intellectual property rights.
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

•
Legal compliance costs and/or business risks associated with our global operations where: i) local laws and customs differ from those in the United States or ii) risk is heightened with respect to laws prohibiting improper payments and bribery, including without limitation the U.S. Foreign Corrupt Practices Act and similar regulations in foreign jurisdictions

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Inability to obtain necessary financing on reasonable terms to adequately support non-U.S. operations and expansion

•	Potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner

•	Different or additional functionality requirements or preferences

•	Trade protection measures

•	Export control regulations

•	Service provider and government spending patterns

•	Natural disasters, war or terrorist acts

•	Labor disruptions that may occur in a country

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries
Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We currently utilize a non-derivative instrument to hedge our exposure to fluctuations in certain foreign currency exchange rates. This instrument may involve elements of market risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about risk on financial instruments, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. Further, our financial results from non-U.S. operations may be negatively affected if we fail to execute or improperly hedge our exposure to currency fluctuations.
We are subject to tax legislation in several countries; tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition. We are a large corporation with operations in more than twenty countries. As such, we are, or in the future could be, subject to tax laws and regulations of the United States federal, state and local governments and of other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as other countries’ tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in double taxation, penalties and interest payments.
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
We depend on third party suppliers and our revenue and gross margin could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware and/or content into or sell or license it in conjunction with our solutions, devices and services. We depend on some of the third party software, hardware and/or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM Websphere technologies for portions of the operational abilities of our Millennium solutions. Our remote hosting business also relies on a single or a limited number of suppliers for certain functions of this business, such as Oracle database technologies, CITRIX technologies and CISCO network technologies, and we rely on Hewlett Packard and IBM for our hardware technology platforms.
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

If any of the third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices or terminate our licenses or supply contracts, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales of solutions, devices and services, and negatively affect our revenue and gross margins.
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
We could suffer losses due to asset impairment charges. We test our goodwill for impairment during the second quarter every year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of ASC 350, Intangibles – Goodwill and Other. Declines in business performance or other factors could cause the fair value of a reporting unit to be revised downward and could result in a non-cash impairment charge. This could materially affect our reported net earnings.
The ongoing uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition. Although in recent months, certain indices and economic data have begun to show signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable, nor is it clear how, if at all, they will affect the markets relevant to us. As a result, our operating results may be impacted by the health of the global economy. Continued adverse economic conditions may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, an ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to the Healthcare Information Technology, Healthcare Device and Healthcare Transaction Industry
The healthcare industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (HIPAA) continues to have a direct impact on the healthcare industry by requiring national provider identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of healthcare organizations.
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
In 2010, the Patient Protection and Affordable Care Act became law. This comprehensive healthcare reform legislation included provisions to control healthcare costs, improve healthcare quality, and expand access to affordable health insurance. This healthcare reform legislation could include changes in Medicare and Medicaid payment policies and other healthcare delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because the administrative rules implementing healthcare reform under the legislation have not yet been finalized, the impact of the healthcare reform legislation on our business is unknown, but there can be no assurances that healthcare reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.
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
E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state laws. States have differing prescription format requirements, which we have programmed into our solutions. In addition, in November 2005, the Department of Health and Human Services announced regulations by Centers for Medicare and Medicaid Services (CMS) related to “E-Prescribing and the Prescription Drug Program” (E-Prescribing Regulations). These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The E-Prescribing Regulations set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility, benefits inquiries, drug formulary and benefit coverage information. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.
Claims Transmissions. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement, which claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any investigation or proceeding related to these laws may have a material adverse impact on our results of operations.
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
There have been ten FDA inspections at various Cerner sites since 1998. Inspections conducted at our world headquarters in 1999 and 2010, and our prior Houston, Texas facility in 2002, each resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observations that were issued in 1999, 2002 and 2010. The remaining seven FDA inspections, including inspections at our world headquarters in 2006 and 2007, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions. The FDA has many enforcement tools including recalls, product corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
Security and Privacy of Patient Information. Federal, state and local laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Similarly, laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information.
In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.
Evolving HIPAA and HITECH -related laws or regulations and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and healthcare devices be interoperable with other third party HIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or healthcare devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements. Additionally, various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by healthcare providers in order to receive incentive payments. Regulations have been issued that identify initial standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and healthcare devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions. If our software solutions and healthcare devices are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and healthcare devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.
We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for healthcare information systems, healthcare devices and services to the healthcare industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 Competition.
In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the healthcare industry may offer competitive software solutions, devices or services. We face strong competitors and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the healthcare information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other healthcare providers in the United States HIT market and in recent years, the healthcare industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by healthcare organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale. If we are unable to recognize these changes in a timely manner, or we are too inflexible to rapidly adjust our business models, growth ambitions and financial results could be affected materially.
Risks Related to Our Stock
Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including: variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to governing federal, state or local regulations, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.
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
Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions, new federal, state or local regulations directly related to our industry or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.
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
Factors that May Affect Future Results of Operations, Financial Condition or Business
Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (SEC), communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 1B. Unresolved Staff Comments
None.
Item 2.  Properties
Our properties consist mainly of owned and leased office and data center facilities.
Our United States corporate world headquarters operations are located in a Company-owned office park (the Headquarters Campus) in North Kansas City, Missouri. The Headquarters Campus and two other nearby locations, collectively contain approximately 1.43 million gross square feet of useable space and land capable of housing approximately 300,000 square feet of future building development. The Headquarters Campus primarily houses office space, but also includes space for other business needs, such as our Healthe Clinic and our Headquarters Campus data center.
Other company owned office space, known as the Innovation Campus, houses associates from our intellectual property organizations and consists of 790,000 gross square feet of useable space located in Kansas City, Missouri.
Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.
As of the end of 2010, we leased additional office space in Beverly Hills and Garden Grove, California; Denver, Colorado; Jacksonville, Florida; Lenexa, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Columbia, Missouri; N. Kansas City, Missouri; Kansas City, Missouri; Blue Bell, Pennsylvania; and Vienna, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; London-Ontario, Canada; Santiago, Chile; London, England; Paris, France; Herzogenrath and Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Madrid, Spain; and, Abu Dhabi and Dubai, United Arab Emirates.
Item 3.  Legal Proceedings
We have no material pending litigation.
Item 4.  Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2010 and 2009 as reported by The Nasdaq Stock Market®.

	2010			2009

	High	Low	Last	High	Low	Last

First Quarter	$90.72	$75.66	$85.73	$46.40	$33.72	$43.29

Second Quarter	91.58	75.00	76.10	63.82	41.88	60.05

Third Quarter	85.03	72.85	85.03	75.17	56.80	72.50

Fourth Quarter	96.16	84.72	94.74	85.51	73.53	82.44
At February 10, 2011, there were approximately 1,043 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.
In March 2008, our Board of Directors authorized a stock repurchase program for $45 million of our Common Stock. There were no shares repurchased by us during the quarter or the year ended January 1, 2011.

Item 6.  Selected Financial Data

(In thousands, except per share data)	2010	2009	2008	2007	2006
	(1)	(1)	(1)(2)	(1)(3)(4)(5)	(1)(6)

Statement of Earnings Data:

Revenues	$1,850,222	$1,671,864	$1,676,028	$1,519,877	$1,378,038

Operating earnings	359,333	292,006	278,885	204,083	166,167

Earnings before income taxes	362,212	292,681	281,431	203,967	167,544

Net earnings	237,272	193,465	188,658	127,125	109,891

Earnings per share:

Basic	2.88	2.39	2.34	1.60	1.41

Diluted	2.78	2.31	2.26	1.53	1.34

Weighted average shares outstanding:

Basic	82,458	80,981	80,549	79,395	77,691

Diluted	85,424	83,882	83,435	83,218	81,723

Balance Sheet Data:

Working capital	$840,129	$788,232	$517,650	$530,441	$444,656

Total assets	2,422,790	2,148,567	1,880,988	1,689,956	1,496,433

Long-term debt, excl. current installments	67,923	95,506	111,370	177,606	187,391

Cerner Corporation stockholders’ equity	1,905,297	1,580,678	1,311,009	1,132,428	922,294

(1)	Includes share-based compensation expense recognized. The impact of including this expense is as follows:

(In thousands except share data)	2010	2009	2008	2007	2006

Total stock-based compensation expense	$24,903	$16,842	$15,144	$16,189	$19,021

Amount of related income tax benefit	(9,329)	(6,274)	(5,641)	(6,030)	(7,275)

Net impact on earnings	$15,574	$10,568	$9,503	$10,159	$11,746

Decrease to diluted earnings per share	$0.18	$0.12	$0.11	$0.12	$0.14

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
Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2010 consisted of 52 weeks and ended on January 1, 2011; fiscal year 2009 consisted of 52 weeks and ended on January 2, 2010; and fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009. All references to years in this MD&A represent fiscal years unless otherwise noted.
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
Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the healthcare industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 10% or more. This growth has also created an important strategic footprint in healthcare, with Cerner® solutions licensed by approximately 9,000 facilities around the world, including more than 2,600 hospitals; 3,500 physician practices covering more than 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; and 1,600 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with healthcare providers who have not yet selected a supplier and by displacing competitors in healthcare settings that are looking to replace their current healthcare information technology (HIT) partners.
We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into healthcare. Examples of these include our CareAware® healthcare device architecture and devices, Cerner Healthe™ employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside the United States. Many non-U.S. markets have a low penetration of HIT solutions and their governing bodies are in many cases focused on HIT as part of their strategy to improve the quality and lower the cost of healthcare.
Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over the most recent five- and ten-year periods. We believe we can continue driving strong levels of earnings growth and leverage key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:
•	becoming more efficient at implementing our software by leveraging tools and methodologies we have developed that can reduce the amount of effort required to implement our software;

•	leveraging our investments in R&D by entering new markets that do not require significant incremental R&D but can contribute significantly to revenue growth; and

•	leveraging our scalable business infrastructure to reduce the rate of increase in general and administrative spending to below our revenue growth rate.

We are also focused on increasing cash flow by growing earnings, reducing the use of working capital and controlling capital expenditures.
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in 2010.
New business bookings revenue in 2010, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $2.0 billion, which is an increase of 9% compared to $1.8 billion in 2009. Our 2010 revenues increased 11% to $1.9 billion compared to $1.7 billion in 2009. The year-over-year increase in revenue reflects improved economic conditions and demand driven by the stimulus incentives. As discussed in the “Healthcare and Healthcare IT Industry” under Part 1, Item 1, we believe the HITECH incentives and the nation’s focus on improving the efficiency and quality of healthcare will create a period of increased HIT demand in the United States.
Our 2010 net earnings increased 23% to $237.3 million compared to $193.5 million in 2009. Diluted earnings per share increased 20% to $2.78 compared to $2.31 in 2009. The 2010 and 2009 net earnings and diluted earnings per share reflect the impact of accounting for stock-based compensation using the fair value method to measure and record expense for stock options, pursuant to Accounting Standards Codification (ASC), 718, Stock Compensation. The effect of these expenses reduced the 2010 net earnings and diluted earnings per share by $15.6 million and $0.18, and the 2009 earnings and diluted earnings per share by $10.5 million and $0.12, respectively. The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling general and administrative expenses. Though our full-year 2010 operating margin was 19.4%, compared to 17.5% in 2009, we achieved our long term goal of 20% operating margins in the third and fourth quarters of 2010. Over the next few years, we believe we can further expand our operating margins by 100-200 basis points per year on average.
We had cash collections of receivables of $1.9 billion in 2010 compared to $1.8 billion in 2009. Days sales outstanding decreased to 87 days for the 2010 fourth quarter compared to 91 days for 2010 third quarter and 90 days for the 2009 fourth quarter, reflecting our improved cash collections. Operating cash flows for 2010 were strong at $456.4 million compared to $347.3 million in 2009, with the growth driven by cash collections from clients.
Healthcare Information Technology Market Outlook
We have provided a detailed assessment of the healthcare information technology market under Part I, Item 1, The Healthcare and Healthcare IT Industry.

Results of Operations
Fiscal Year 2010 Compared to Fiscal Year 2009

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Revenues

System sales	$550,792	30%	$504,561	30%	9%

Support and maintenance	517,494	28%	493,193	29%	5%

Services	749,483	40%	643,678	39%	16%

Reimbursed travel	32,453	2%	30,432	2%	7%

Total revenues	1,850,222	100%	1,671,864	100%	11%

Costs of revenue

Costs of revenue	320,356	17%	281,198	17%	14%

Total margin	1,529,866	83%	1,390,666	83%	10%

Operating expenses

Sales and client	767,152	42%	700,639	42%	9%

Software development	272,851	15%	271,051	16%	1%

General and administrative	130,530	7%	126,970	8%	3%

Total operating expenses	1,170,533	64%	1,098,660	66%	7%

Total costs and expenses	1,490,889	81%	1,379,858	83%	8%

Operating earnings	359,333	19%	292,006	17%	23%

Interest income (expense), net	3,439		308

Other income (expense), net	(560)		367

Income taxes	(124,940)		(99,216)

Net earnings	$237,272		$193,465		23%

Revenues & Backlog
Revenues increased 11% to $1.9 billion in 2010, compared to $1.7 billion 2009.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 9% to $550.8 million in 2010 from $504.6 million in 2009. The increase in system sales was driven by a strong increase in licensed software and technology resale.

•
Support and maintenance revenues increased 5% to $517.5 million in 2010 compared to $493.2 million in 2009. This increase is attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grow.

•
Services revenue, which includes professional services excluding installation and managed services increased 16% to $749.5 million in 2010 compared to $643.7 million in 2009. This increase is driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 19% in 2010 compared to 2009. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms.
A summary of our total backlog for 2010 and 2009 follows:

(In thousands)	2010	2009

Contract backlog	$4,285,267	$3,591,026
Support and maintenance backlog	654,913	620,616

Total backlog	$4,940,180	$4,211,642

Costs of Revenue
Cost of revenues remained flat at 17% of total revenues in 2010 and 2009. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 7% in 2010 to $1.2 billion as compared to $1.1 billion in 2009.
•
Sales and client service expenses as a percent of total revenues were 42% in 2010 and 2009. These expenses increased 9% to $767.2 million in 2010, from $700.6 million in 2009. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business, a higher level of professional services expenses and an increase in bad debt expense.

•
Software development expenses as a percent of revenue were 15% in 2010, as compared to 16% in 2009. These expenses increased 1% in 2010 to $272.9 million, from $271.1 million in 2009. Expenditures for software development in 2010 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in 2010, the reduction as a percent of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in 2010 and 2009 is as follows:

	For the Years Ended
(In thousands)	2010	2009

Software development costs	$284,836	$285,187
Capitalized software costs	(79,631)	(76,876)
Capitalized costs related to share-based payments	(1,348)	(871)
Amortization of capitalized software costs	68,994	63,611

Total software development expense	$272,851	$271,051

•
General and administrative expenses as a percent of total revenues were 7% in 2010, as compared to 8% in 2009. These expenses increased 3% to $130.5 million in 2010 from $127.0 million in 2009. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. The overall increase in general and administrative expenses was driven by a net transaction loss on foreign currency of $0.9 million in 2010 compared to a gain of $4.0 million in 2009. Additionally, increased corporate personnel costs were offset by a decrease in amortization expense driven by certain intangible assets being fully amortized at the end of 2009.

Non-Operating Items
•
Net interest income was $3.4 million in 2010, compared with net interest income of $0.3 million in 2009. Interest income increased to $10.3 million in 2010 from $8.8 million in 2009, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $6.9 million in 2010 from $8.5 million in 2009, due to payments on our long-term debt.

•
Other expense was $0.6 million in 2010, compared to other income of $0.4 million in 2009. Other income and expense in 2010 and 2009 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $9.3 million and $10.5 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Notes (3) and (4) of the notes to consolidated financial statements for additional information on our auction rate securities.

•	Our effective tax rate was 34% in 2010 and 2009. There were no material changes impacting the effective tax rate between 2010 and 2009.
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

The following table presents a summary of our operating segment information for the years ended 2010 and 2009:

		% of		% of
(in thousands)	2010	Revenue	2009	Revenue	% Change

Domestic Segment

Revenues	$1,562,563	100%	$1,398,715	100%	12%

Costs of revenue	272,385	17%	240,847	17%	13%

Operating expenses	417,181	27%	372,370	27%	12%

Total costs and expenses	689,566	44%	613,217	44%	12%

Domestic operating earnings	872,997	56%	785,498	56%	11%

Global Segment

Revenues	287,659	100%	273,149	100%	5%

Costs of revenue	47,971	17%	40,351	15%	19%

Operating expenses	124,546	43%	130,256	48%	-4%

Total costs and expenses	172,517	60%	170,607	62%	1%

Global operating earnings	115,142	40%	102,542	38%	12%

Other, net	(628,806)		(596,034)		5%

Consolidated operating earnings	$359,333		$292,006		23%

Domestic Segment
•
Revenues increased 12% to $1.6 billion in 2010 from $1.4 billion in 2009. This increase was driven by growth across all lines of business with the strongest growth in licensed software, managed services and professional services.

•	Cost of revenues remained flat at 17% of revenues in both 2010 and 2009.

•	Operating expenses increased 12% to $417.2 million in 2010, from $372.4 million in 2009, due primarily to growth in managed services expense, professional services expense and bad debt expense.
Global Segment
•
Revenues increased 5% to $287.7 million in 2010 from $273.1 million in 2009. This increase was driven by improved licensed software, technology resale and support revenue, mostly from United Kingdom and the Middle East region, slightly offset by a decline from France. A change in estimates for certain contracts that rely on estimates as part of contract accounting also contributed to the increase.

•
Cost of revenues was 17% and 15% of revenues in 2010 and 2009, respectively. The higher cost of revenues in 2010 was driven by the increase in technology resale, which carries a higher cost of revenue.

•
Operating expenses decreased 4% to $124.5 million in 2010, from $130.3 million in 2009, primarily due to a decrease in personnel-related professional services expense, partially offset by an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 5% to $628.8 million in 2010 from $596.0 million in 2009. This increase was primarily due to growth in corporate and development personnel costs, stock compensation cost and the previously discussed impact of foreign currency transaction gains and losses.

Fiscal Year 2009 Compared to Fiscal Year 2008

		% of		% of
(in thousands)	2009	Revenue	2008	Revenue	% Change

Revenues

System sales	$504,561	30%	$522,373	31%	-3%

Support and maintenance	493,193	29%	472,579	28%	4%

Services	643,678	39%	643,317	39%	0%

Reimbursed travel	30,432	2%	37,759	2%	-19%

Total revenues	1,671,864	100%	1,676,028	100%	0%

Costs of revenue

Costs of revenue	281,198	17%	296,063	18%	-5%

Total margin	1,390,666	83%	1,379,965	82%	1%

Operating expenses

Sales and client	700,639	42%	715,512	43%	-2%

Software development	271,051	16%	272,519	16%	-1%

General and administrative	126,970	8%	113,049	7%	12%

Total operating expenses	1,098,660	66%	1,101,080	66%	0%

Total costs and expenses	1,379,858	83%	1,397,143	83%	-1%

Operating earnings	292,006	17%	278,885	17%	5%

Interest income (expense), net	308		3,056

Other income (expense), net	367		(510)

Income taxes	(99,216)		(92,773)

Net earnings	$193,465		$188,658		3%

Our 2008 consolidated and global segment revenues and margin included a cumulative catch-up adjustment recognized in the fourth quarter, in the amount of $28.6 million, resulting from a significant change in accounting estimate related to our contract in London. The majority of the catch-up adjustment revenue was included in support, maintenance and services.
Revenues & Backlog
Revenues were $1.7 billion in 2009, which was flat compared to 2008.
•
System sales decreased 3% to $504.6 million in 2009 from $522.4 million in 2008. The decrease in system sales was driven by a decline in technology resale, with licensed software basically flat and subscriptions increasing slightly.

•
Support and maintenance revenues increased 4% to $493.2 million in 2009 compared to $472.6 million in 2008. This increase was attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. The growth rate of support and maintenance revenue was negatively impacted by the extra week in 2008 (53) compared to 2009 (52) and the catch-up adjustment in 2008.

•
Services revenue remained flat, with growth in CernerWorksSM managed services being offset by declines in professional services. The decline in professional services reflected the impact of the economy and lower billable headcount in 2009 compared to 2008.

Contract backlog increased 23% in 2009 compared to 2008. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. In the second quarter of 2008, contract backlog was reduced by approximately $178.0 million as a result of the contract withdrawal by Fujitsu Limited as the prime contractor in the southern region of England. A summary of our total backlog for 2009 and 2008 follows:

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

•
Software development expense decreased 1% in 2009 to $271.1 million, from $272.5 million in 2008. Expenditures for software development in 2009 reflected continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. A summary of our total software development expense in 2009 and 2008 is as follows:

	For the Years Ended
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

•
Other income was $0.4 million in 2009, compared to other expense of $0.5 million in 2008. Other income and expense in 2009 and 2008 included offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amounts of $10.5 million and $19.9 million, respectively. Refer to Liquidity and Capital Resources within this MD&A and Notes (3) and (4) of the notes to consolidated financial statements for additional information on our auction rate securities.

•
Our effective tax rate was 34% and 33% in 2009 and 2008, respectively. This net increase was primarily due to higher tax expense recorded at the statutory rates of approximately $5.0 million and prior period tax expense of $2.3 million, offset by a decrease in our unrecognized tax benefits of $5.6 million. The tax rate for 2008 was slightly lower than normal due to strong income levels from global regions that have lower tax rates. Tax expense for 2009 included expense of approximately $2.3 million and 2008 included benefits of approximately $2.9 million for corrections relating to prior periods.

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
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, time deposits and bonds with original maturities of less than 90 days and short-term investments. At the end of 2010, we had cash of $170.3 million, cash equivalents of $44.2 million and short-term investments of $356.5 million, as compared to cash of $144.8 million, cash equivalents of $97.0 million and short-term investments of $317.1 million at the end of 2009.
Additionally, we maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of the end of 2010, we were in compliance with. The current agreement expires on May 31, 2013. As of the end of 2010, we had no outstanding borrowings under this agreement; however, we have $13.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $76.4 million.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2011.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. During the 2009 fourth quarter certain events occurred in the resolution process between Fujitsu and the NHS which reduced the likelihood the matter will be resolved in the next 12 months. Therefore we reclassified the receivables, which represented more than 10% of our net receivables, from current assets to other long term assets during the 2009 fourth quarter. The circumstances surrounding these receivables remained unchanged at the end of 2010 and represent the significant majority of other long-term assets at the end of 2010 and 2009. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
In February and March 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all the auction rate securities held by us. These conditions persisted through the remainder of 2008 and into 2009. During the fourth quarter of 2008, we entered into a settlement agreement with the investment firm that sold us the auction rate securities. Under the terms of the settlement agreement, we received the right to redeem the securities at par value during a period from mid-2010 through mid-2012. The settlement was in effect a put-like instrument with a fair value generally equal to the difference between the auction rate securities’ fair value and par value. At the end of 2010, we held auction rate securities with a par value of $18.5 million, which approximated fair value, as all outstanding auction rate securities were subsequently called at par value by the issuer in January 2011. For a more detailed discussion of the auction rate securities, please refer to Note (3), Cash and Investments, in the Consolidated Financial Statements.

The following table provides details about our cash flows in 2010, 2009 and 2008:

	For the Years Ended
(In thousands)	2010	2009	2008

Cash flows from operating activities	$456,444	$347,291	$281,802
Cash flows from investing activities	(520,896)	(394,321)	(170,607)
Cash flows from financing activities	34,841	16,770	(11,654)
Effect of exchange rate changes on cash	2,399	1,489	(11,961)

Total change in cash and cash equivalents	(27,212)	(28,771)	87,580
Cash and cash equivalents at beginning of period	241,723	270,494	182,914

Cash and cash equivalents at end of period	$214,511	$241,723	$270,494

Free cash flow (non-GAAP)	$273,154	$138,279	$103,605

Cash Flows from Operating Activities

	For the Years Ended
(In thousands)	2010	2009	2008

Cash collections from clients	$1,900,145	$1,780,127	$1,729,526
Cash paid to employees and suppliers and other	(1,315,077)	(1,377,139)	(1,381,146)
Cash paid for interest	(6,887)	(8,583)	(10,512)
Cash paid for taxes, net of refund	(121,737)	(47,114)	(56,066)

Total cash from operations	$456,444	$347,291	$281,802

Cash flows from operations increased $109.2 million in 2010 compared to 2009 and $65.5 million in 2009 compared to 2008 primarily due to increased cash collections from clients. During 2010, 2009 and 2008, we received total client cash collections of $1.90 billion, $1.78 billion and $1.73 billion, respectively, of which approximately 4%, 3% and 5% were received from third party client financing arrangements and non-recourse payment assignments, respectively. Days sales outstanding decreased to 87 days for the 2010 fourth quarter compared to 91 days for 2010 third quarter and 90 days for the 2009 fourth quarter, reflecting our improved cash collections. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 5% in 2010 and 4% in 2009, and we expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash Flows from Investing Activities

	For the Years Ended
(In thousands)	2010	2009	2008

Capital purchases	$(102,311)	$(131,265)	$(108,099)
Capitalized software development costs	(80,979)	(77,747)	(70,098)
Purchases of investments, net of maturities	(312,340)	(169,295)	17,510
Other, net	(25,266)	(16,014)	(9,920)

Total cash flows from investing activities	$(520,896)	$(394,321)	$(170,607)

Cash flows from investing activities consists primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, capitalized land, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2011 is expected to increase from our 2010 levels, however we also expect strong levels of free cash flow.

In addition, during the first quarter 2010, we completed our acquisition of IMC Health Care, Inc. for approximately $14.5 million, net of the cash acquired.
Cash Flows from Financing Activities

	For the Years Ended
(In thousands)	2010	2009	2008

Line of credit and long-term debt borrowings and repayments, net	$(27,625)	$(32,352)	$(15,317)
Cash from option exercises (incl. excess tax benefits)	60,950	47,234	24,530
Purchase of treasury stock	-	-	(28,002)
Other, net	1,516	1,888	7,135

Total cash flows from financing activities	$34,841	$16,770	$(11,654)

Our primary financing obligations are long-term debt repayments. In the fourth quarter of 2009, we commenced payment on the first of seven equal annual installments on our 5.54% Great Britain Pound denominated Note Agreement as well as on the first of four equal annual installments on our 6.42% Series B Senior Notes. Based on debts currently outstanding and current exchange rates, we expect our debt repayments to approximate $25 million per year through 2012 and approximately $15 million per year from 2013 through 2015.

Free Cash Flow

	For the Years Ended
(In thousands)	2010	2009	2008

Cash flows from operating activities	$456,444	$347,291	$281,802
Capital purchases	(102,311)	(131,265)	(108,099)
Capitalized software development costs	(80,979)	(77,747)	(70,098)

Free cash flow (non-GAAP)	$273,154	$138,279	$103,605

Free Cash Flow increased $134.9 million in 2010 as compared to 2009, which we believe reflects continued strengthening of our earnings quality. Free Cash Flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of Free Cash Flow is not meant to be considered in isolation, as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free Cash Flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe Free Cash Flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.
Contractual Obligations, Commitments and Off Balance Sheet Arrangements
The following table represents a summary of our contractual obligations and commercial commitments, excluding interest, at the end of 2010, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
						2016 and
(In thousands)	2011	2012	2013	2014	2015	thereafter	Total

Long-term debt obligations	$24,695	$24,351	$14,488	$14,488	$14,488	$-	$92,510

Capital lease obligations	142	108	-	-	-	-	250

Operating lease obligations	23,646	21,891	19,847	17,564	11,392	48,799	143,139

Purchase obligations	18,810	13,707	7,850	6,515	3,263	13,291	63,436

Uncertain tax positions	243	3,816	3,427	6,614	-	-	14,100

Total	$67,536	$63,873	$45,612	$45,181	$29,143	$62,090	$313,435

We have no off-balance sheet arrangements. The effects of inflation on our business during 2010, 2009 and 2008 were not significant.
Recent Accounting Pronouncements
During 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue recognition for non-software elements that became effective for us beginning on January 2, 2011. Under the new guidance an entity is required to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third party evidence (TPE) does not exist. In addition, expanded disclosures are required to provide both qualitative and quantitative information about the significant judgments made in applying the guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. Further, for arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the adoption of the new guidance and do not believe it will have a material impact on our financial position and results of operations.
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
Revenue Recognition
We recognize revenue within our multiple element arrangements, including software and software-related services, using the residual method. Key factors in our revenue recognition model are our assessments that installation services are essential to the functionality of our software whereas implementation services are not; and the length of time it takes for us to achieve the delivery and installation milestones for our licensed software. If our business model were to change such that implementation services are deemed to be essential to the functionality of our software, the period of time over which our licensed software revenue would be recognized would lengthen. We generally recognize revenue from the sale of our licensed software over two key milestones, delivery and installation, based on percentages that reflect the underlying effort from planning to installation. Generally, both milestones are achieved in the quarter the contracts are executed. If the period of time to achieve our delivery and installation milestones for our licensed software were to lengthen, our milestones would be adjusted and the timing of revenue recognition for our licensed software could materially change.

We also recognize revenue for certain projects using the percentage of completion method. Our revenue recognition is dependent upon our ability to reliably estimate the direct labor hours to complete a project which generally can span several years. We utilize our historical project experience and detailed planning process as a basis for our future estimates to complete current projects. Significant delays in completion of the projects, unforeseen cost increases or penalties could result in significant reductions to revenue and margins on these contracts. The actual project results can be significantly different from the estimated results. When adjustments are indentified near or at the end of a project, the full impact of the change in estimate is recognized in that period. This can result in a material impact on our results for a single reporting period.
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
As of the end of 2010, we held investments in money market funds, time deposits, commercial paper and government and corporate bonds. Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Due to the lack of availability of observable market quotes on our investment portfolio of auction rate securities, we historically utilized valuation models that were based on discounted cash flow streams, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation was subject to uncertainties that were difficult to predict. If different assumptions were used for the various inputs to the valuation, including, but not limited to, assumptions involving the estimated holding periods for the auction rate securities, the estimated cash flows over those estimated lives, and the estimated discount rates, including the liquidity discount rate, applied to those cash flows, the estimated fair value of these investments could have been significantly higher or lower than the fair value we determined. At the end of 2010, we transferred our auction rate securities classified as Level 3 to Level 2 as all outstanding auction rate securities were subsequently called at par value by the issuer in January 2011.
A considerable amount of judgment and estimation was applied in the valuation of auction rate securities. In addition, we also apply judgment in determining whether the marketable securities are other-than-temporarily impaired. We typically consider the severity and duration of the decline, future prospects of the issuer and our ability and intent to hold the security to recovery.
Goodwill
Goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment test based on fair value. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2010 and 2009 and concluded that goodwill was not impaired. In each respective year, the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units for all periods. Goodwill amounted to $161.4 million and $151.5 million at the end of 2010 and 2009, respectively. If future, anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.
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
We use a foreign-currency denominated debt instrument to reduce our foreign currency exposure in the U.K. As of the end of 2010, we designated all of our Great Britain Pound (GBP) denominated long-term debt (46.4 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income by approximately $5.5 million. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended January 1, 2011, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 1, 2011, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

Item 9.B.	Other Information
N/A
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 10 by reference.
The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 10 by reference.
There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof. The names of our executive officers and their ages, titles and biographies are incorporated by reference under the caption “Executive Officers of the Registrant” under Part I, above.

Item 11.	Executive Compensation
The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011 and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 12 by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of January 1, 2011.

	Securities to be issued	Weighted
	upon exercise of	average exercise	Securities
	outstanding options	price per share	available for
Plan Category	and rights (1)	(2)	future issuance
Equity compensation plans approved by security holders (3)	7,487,305	$37.73	1,419,585
Equity compensation plans not approved by security holders	-	-	-

Total	7,487,305		1,419,585

(1) Includes grants of stock options, time-based and performance-based restricted stock.
(2) Includes weighted-average exercise price of outstanding stock options only.
(3) Includes the Stock Option Plan D, Stock Option Plan E, 2001 Long-Term Incentive Plan F and 2004 Long-Term Incentive Plan G. No new grants were permitted to be issued after January 1, 2005 for Stock Option Plans D and E , but some awards remain outstanding.
All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Director Independence” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2011 Annual Shareholders’ Meeting scheduled to be held May 27, 2011, and is incorporated in this Item 14 by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) Financial Statements and Exhibits.
(1)	Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -

As of January 1, 2011 and January 2, 2010

Consolidated Statements of Operations - Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Consolidated Statements of Changes in Equity - Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Consolidated Statements of Cash Flows - Years Ended January 1, 2011, January 2, 2010, and January 3, 2009

Notes to Consolidated Financial Statements
(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended January 1, 2011 are included herein:
Schedule II - Valuation and Qualifying Accounts, Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(3)	See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Date: February 16, 2011	By:	/s/Neal L. Patterson

Neal L. Patterson
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Neal L. Patterson	February 16, 2011
Neal L. Patterson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/Clifford W. Illig	February 16, 2011
Clifford W. Illig, Vice Chairman and Director

/s/Marc G. Naughton	February 16, 2011
Marc G. Naughton, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

/s/Michael R. Battaglioli	February 16, 2011
Michael R. Battaglioli, Vice President and
Chief Accounting Officer

/s/Gerald E. Bisbee, Jr.	February 16, 2011
Gerald E. Bisbee, Jr., Ph.D., Director

/s/John C. Danforth	February 16, 2011
John C. Danforth, Director

/s/Linda M. Dillman	February 16, 2011
Linda M. Dillman, Director

/s/William B. Neaves	February 16, 2011
William B. Neaves, Ph.D., Director

/s/William D. Zollars	February 16, 2011
William D. Zollars, Director

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit					Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003	10-K	3(a)	1/3/2004

3(b)	Amended & Restated Bylaws, as amended March 31, 2010	8-K	3.2	4/6/2010

4(a)	Specimen stock certificate	10-K	4(a)	2/28/2007

4(b)	Amended and Restated Credit Agreement, dated November 30, 2006, among Cerner Corporation and U.S. Bank N.A., Bank of America, N.A. (successor in interest to LaSalle Bank National Association), Commerce Bank, N.A. and UMB Bank, N.A.	8-K	99.1	12/6/2006

4(c)	First Amendment to Amended and Restated Credit Agreement, dated November 12, 2009, among Cerner Corporation, U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A. and UMB Bank, N.A.	8-K	99.1	11/18/2009

4(d)	Cerner Corporation Note Agreement, dated April 1, 1999, among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company	8-K	4(e)	4/23/1999

4(e)	Note Purchase Agreement, dated December 15, 2002, among Cerner Corporation and the purchasers therein	10-K	10(x)	3/12/2003

4(f)	Cerner Corporation Note Purchase Agreement, dated November 1, 2005, among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance	8-K	99.1	11/7/2005

Company and Principal Life Insurance Company, as purchasers

10(a)*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007

10(b)*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010

10(c)*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008

10(d)*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001

10(e)*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001

10(f)*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001

10(g)*	Cerner Corporation 2004 Long-Term Incentive Plan G Amended & Restated dated October 1, 2007	10-K	10(g)	2/27/2008

10(h)*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated dated March 1, 2010	10-Q	10(a)	4/30/2010

10(i)*	Qualified Performance-Based Compensation Plan as Amended and Restated dated May 28, 2010	DEF 14A	Annex I	4/16/2010

10(j)*	Form of 2010 Executive Performance Agreement	8-K	99.1	4/6/2010

10(k)*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008

10(l)*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10a	10/29/2010

10(m)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005

10(n)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant	10-Q	10(a)	11/10/2005

Certificate

10(o)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(x)	3/17/2005

10(p)*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(w)	3/17/2005

10(q)*	Cerner Corporation 2001 Long-Term Incentive Plan F Restricted Performance-Based Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010

10(r)*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008

10(s)*	Time Sharing Agreements between the Registrant and Neal L. Patterson and Clifford W. Illig both dated February 7, 2007	8-K	10.2 & 10.3	2/9/2007

10(t)*	Notice of Change of Aircraft Provided Under Time Sharing Agreements from Registrant to Neal L. Patterson and Clifford W. Illig, both notices dated December 28, 2009	10-K	10(t)	2/22/2010

10(u)	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation,	8-K	99.1	1/22/2010

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement required to be identified by item 15(a)(3).

†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited Cerner Corporation’s (the Corporation) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2011, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Kansas City, Missouri
February 16, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of Cerner Corporation’s internal control over financial reporting.
/s/KPMG LLP
Kansas City, Missouri
February 16, 2011
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

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of January 1, 2011 and January 2, 2010

(In thousands, except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$214,511	$241,723
Short-term investments	356,501	317,113
Receivables, net	476,905	461,411
Inventory	11,036	11,242
Prepaid expenses and other	83,272	106,791
Deferred income taxes	3,836	8,055

Total current assets	1,146,061	1,146,335

Property and equipment, net	498,829	509,178
Software development costs, net	244,848	233,265
Goodwill	161,374	151,479
Intangible assets, net	38,468	33,719
Long-term investments	264,467	-
Other assets	68,743	74,591

Total assets	$2,422,790	$2,148,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,035	$36,893
Current installments of long-term debt	24,837	25,014
Deferred revenue	109,351	137,095
Accrued payroll and tax withholdings	86,921	80,093
Other accrued expenses	19,788	79,008

Total current liabilities	305,932	358,103

Long-term debt	67,923	95,506
Deferred income taxes and other liabilities	126,215	98,372
Deferred revenue	17,303	15,788

Total liabilities	517,373	567,769

Stockholders’ Equity:
Cerner Corporation stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 84,029,285 shares issued at January 1, 2011 and 82,564,708 issued at January 2, 2010	840	826
Additional paid-in capital	645,815	557,545
Retained earnings	1,290,835	1,053,563
Treasury stock, 790,000 shares	(28,002)	(28,002)
Accumulated other comprehensive loss, net	(4,191)	(3,254)

Total Cerner Corporation stockholders’ equity	1,905,297	1,580,678

Noncontrolling interest	120	120

Total stockholders’ equity	1,905,417	1,580,798

Total liabilities and stockholders’ equity	$2,422,790	$2,148,567

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 1, 2011, January 2, 2010 and January 3, 2009

	For the Years Ended
(In thousands, except per share data)	2010	2009	2008

Revenues:
System sales	$550,792	$504,561	$522,373
Support, maintenance and services	1,266,977	1,136,871	1,115,896
Reimbursed travel	32,453	30,432	37,759

Total revenues	1,850,222	1,671,864	1,676,028

Costs and expenses:
Cost of system sales	221,055	186,626	197,150
Cost of support, maintenance and services	66,848	64,140	61,154
Cost of reimbursed travel	32,453	30,432	37,759
Sales and client service	767,152	700,639	715,512
Software development	272,851	271,051	272,519
(Includes amortization of
$68,994, $63,611 and $51,132, respectively)
General and administrative	130,530	126,970	113,049

Total costs and expenses	1,490,889	1,379,858	1,397,143

Operating earnings	359,333	292,006	278,885

Other income (expense):
Interest income (expense), net	3,439	308	3,056
Other income (expense), net	(560)	367	(510)

Total other income (expense), net	2,879	675	2,546

Earnings before income taxes	362,212	292,681	281,431
Income taxes	(124,940)	(99,216)	(92,773)

Net earnings	$237,272	$193,465	$188,658

Basic earnings per share	$2.88	$2.39	$2.34

Diluted earnings per share	$2.78	$2.31	$2.26

Basic weighted average shares outstanding	82,458	80,981	80,549

Diluted weighted average shares outstanding	85,424	83,882	83,435
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Income (Loss)
(In thousands)

Balance at December 30, 2007	80,148	$801	$451,876	$671,440	$-	$8,311

Exercise of options	895	9	15,250	-	-	-

Employee stock option compensation expense	-	-	14,788	-	-	-

Employee stock option compensation net excess tax benefit	-	-	9,166	-	-	-

Purchase of treasury shares	-	-	-	-	(28,002)	-

Foreign currency translation adjustments and other	-	-	-	-	-	(21,288)	$(21,288)

Net earnings	-	-	-	188,658	-	-	188,658

Comprehensive Income							$167,370

Balance at January 3, 2009	81,043	810	491,080	860,098	(28,002)	(12,977)

Exercise of options	1,522	16	29,773	-

Employee stock option compensation expense	-		15,786	-	-

Employee stock option compensation net excess tax benefit	-		20,906	-	-

Foreign currency translation adjustments and other	-		-	-	-	9,723	$9,723

Net earnings	-		-	193,465	-		193,465

Comprehensive Income							$203,188

Balance at January 2, 2010	82,565	826	557,545	1,053,563	(28,002)	(3,254)

Exercise of options	1,464	14	34,710	-

Employee stock option compensation expense	-		23,723	-	-

Employee stock option compensation net excess tax benefit	-		29,837	-	-

Foreign currency translation adjustments and other	-		-	-	-	(937)	$(937)

Net earnings	-		-	237,272	-		237,272

Comprehensive Income							$236,335

Balance at January 1, 2011	84,029	$840	$645,815	$1,290,835	$(28,002)	$(4,191)

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 1, 2011, January 2, 2010 and January 3, 2009

	For the Years Ended
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$237,272	$193,465	$188,658
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	193,337	189,603	170,466
Share-based compensation expense	23,723	15,786	14,683
Provision for deferred income taxes	30,362	(4,141)	(2,521)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(17,370)	(46,599)	(108,072)
Inventory	188	290	(2,542)
Prepaid expenses and other	35,378	(26,350)	(11,735)
Accounts payable	30,812	(53,417)	2,320
Accrued income taxes	(42,651)	29,263	22,827
Deferred revenue	(24,618)	28,127	8,345
Other accrued liabilities	(9,989)	21,264	(627)

Net cash provided by operating activities	456,444	347,291	281,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(102,311)	(131,265)	(108,099)
Capitalized software development costs	(80,979)	(77,747)	(70,098)
Purchases of investments	(803,832)	(266,776)	(488,761)
Maturities of investments	491,492	97,481	506,271
Purchase of other intangibles	(10,780)	(12,485)	(4,201)
Acquisition of businesses, net of cash acquired	(14,486)	(3,529)	(5,719)

Net cash used in investing activities	(520,896)	(394,321)	(170,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	1,516	1,888	7,135
Proceeds from revolving line of credit and long-term debt	-	-	44,500
Repayment of revolving line of credit and long-term debt	(27,625)	(32,352)	(59,817)
Proceeds from excess tax benefits from stock compensation	26,226	17,445	9,166
Proceeds from exercise of options	34,724	29,789	15,364
Purchase of treasury stock	-	-	(28,002)

Net cash provided by (used in) financing activities	34,841	16,770	(11,654)

Effect of exchange rate changes on cash	2,399	1,489	(11,961)

Net (decrease) increase in cash and cash equivalents	(27,212)	(28,771)	87,580
Cash and cash equivalents at beginning of period	241,723	270,494	182,914

Cash and cash equivalents at end of period	$214,511	$241,723	$270,494

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,887	$8,583	$10,512
Income taxes, net of refund	121,737	47,114	56,066

Summary of acquisition transactions:
Fair value of tangible assets acquired	$2,126	$-	$-
Fair value of intangible assets acquired	5,076	-	4,053
Fair value of goodwill acquired	11,290	3,529	1,253
Fair value of current liabilities assumed	(1,057)	-	(1,306)
Fair value of contingent liability payable	(1,725)	-	-

Cash paid for acquisition	15,710	3,529	4,000
Cash acquired	(1,224)	-	-

Net cash used	$14,486	$3,529	$4,000

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
Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2010 consisted of 52 weeks and ended on January 1, 2011; fiscal year 2009 consisted of 52 weeks and ended on January 2, 2010; and fiscal year 2008 consisted of 53 weeks and ended on January 3, 2009. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
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
Summary of Significant Accounting Policies
(a)
Revenue Recognition – We recognize software related revenue in accordance with the provisions of ASC 985-605, Software – Revenue Recognition and non-software related revenue in accordance with ASC 605, Revenue Recognition. In general, revenue is recognized when all of the following criteria have been met:

•	Pervasive evidence of an arrangement exists;

•	Delivery has occurred and been accepted by the client;

•	Our fee is fixed, determinable and,

•	Collection of the revenue is probable
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

We provide for several models of procurement of our information systems and related services. The predominant model involves multiple deliverables and includes a perpetual software license agreement, project-related installation services, implementation and consulting services, software support and either hosting services or computer hardware and sublicensed software, which requires that we allocate revenue to each of these elements.
Allocation of Revenue to Multiple Element Arrangements
Revenue earned on software arrangements involving multiple-elements is generally required to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement. Since we do not have vendor specific objective evidence (VSOE) of fair values on all the elements within our multiple element arrangements, we recognize revenue using the residual method.
Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, remote hosting services, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. licenses for software solutions including project-related installation services). We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and application service provider (ASP) portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which we charge for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
For certain arrangements, revenue for software, implementation services and, in certain cases, support services for which VSOE fair value cannot be established are accounted for as a single unit of accounting. The revenue recognized from these single units of accounting are typically allocated and classified as system sales and support, maintenance and services. If available, the VSOE fair value of the services provides the basis for support, maintenance and services allocation and the remaining residual consideration provides the basis for system sales revenue allocations. In cases where VSOE fair value of the services cannot be established, revenue is classified based on the nature of related costs incurred. The following table details these revenue classification allocations for these single units of accounting arrangements:

(In millions)	2010	2009	2008

System Sales	$17.5	$18.1	$26.7
Support, maintenance and services	$88.1	$60.4	$86.6
Revenue Recognition Models for Each Element
We provide project-related installation services when licensing our software solutions, which include project-scoping services, conducting pre-installation audits and creating initial environments. We have deemed installation services to be essential to the functionality of the software, and therefore recognize the software license over the software installation period using the percentage of completion method. We measure the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and generally occurs in the same period the contracts are executed but can extend up to one year.

We provide implementation and consulting services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Except for limited arrangements where our software requires significant modifications or customization, implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition. However, if software license fees are tied to implementation milestones, then portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.
Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with us to host the software in our data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to us to host the software. Additionally, these services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, we allocate a portion of the services fee to the software and recognize it once the client has the ability to take possession of the software. The remaining services fee in these arrangements, as well as the services fees for arrangements where the client does not have the contractual right or the ability to take possession of the software at any time, are generally recognized ratably over the hosting service period.
We also offer our solutions on an ASP service model, making available time based licenses for our software functionality and providing the software solutions on a remote processing basis from our data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on an ASP or term license basis is combined and recognized on a monthly basis over the term of the contract. We capitalize related direct costs consisting of third party costs and direct software installation and implementation costs associated with the initial set up of the client on the ASP service. These costs are amortized over the term of the arrangement.
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
Where we have contractually agreed to develop new or customized software code for a client as a single element arrangement, we utilize percentage of completion accounting, labor-hours method.
Payment Arrangements
Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Revenue recognition on support payments received in advance of the services being performed are deferred and classified as either current or long term deferred revenue depending on whether the revenue will be earned within one year.

We have periodically provided long-term financing options to creditworthy clients through third party financing institutions and have directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to seven years. As a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we have a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments.
Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. We account for the assignment of these receivables as sales. Provided all revenue recognition criteria have been met, we recognize revenue for these arrangements under our normal revenue recognition criteria, and if appropriate, net of any payment discounts from financing transactions.
NHS Initiative
In England, we have contracted with third parties to customize software and provide implementation and support services under long term arrangements (nine years). Prior to 2008 we accounted for the arrangements as single units of accounting because the arrangements require customization and development of software, and fair value for the support services had not been established. Also prior to 2008 we believed it was reasonably assured that no loss would be incurred under these arrangements and therefore we utilized the zero margin approach of applying percentage-of-completion accounting.
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
As a result, our 2008 revenues included a cumulative catch-up adjustment, resulting from the significant change in accounting estimate, in the amount of $28.6 million which represents the margin on the contract which had been previously deferred as a result of the zero margin approach of applying percentage of completion accounting. Greater than a majority of the catch-up adjustment revenue was included in support, maintenance and services. The remaining margin attributed to the services subject to percentage completion accounting will be recognized over the remaining service period until the services are complete and amounts allocated to the other support services not subject to percentage completion accounting will be recognized over the relevant support periods. The contract expires in 2014.
(b) Cash Equivalents – Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.
(c) Investments – Investment securities which we have the ability and intent to hold until maturity are classified as held-to-maturity investments and are stated at amortized cost. Investment securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are stated at fair market value with changes recorded through earnings.
Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds. Our long-term investments are primarily invested in government and corporate bonds. All of our short-term and long-term investments are classified as held-to-maturity securities and stated at their amortized cost which approximates fair value.

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income using the effective interest method. Interest income is recognized when earned.
Refer to Note (3) and Note (4) for a comprehensive description of these assets and their value.
(d) Concentrations – Substantially all of our cash and cash equivalents and short-term investments are held at four major financial institutions. The majority of our cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.
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
As of the end of 2010, we had significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.
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
(g) Software Development Costs – Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution.
(h) Goodwill and Other Intangible Assets – We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill and intangible assets with indefinite lives are not amortized but are evaluated for impairment annually or whenever there is an impairment indicator. Based on these evaluations, there was no impairment of goodwill in 2010, 2009 or 2008. Refer to Note (7) for more information of Goodwill and other intangible assets.
(i) Contingencies – We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. We currently have no material pending litigation.
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
(j) Derivative Instruments and Hedging Activities - Historically, our use of hedging instruments has primarily been to hedge foreign currency denominated assets and liabilities. We record all hedging instruments on our Consolidated Balance Sheet at fair value. For hedging instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the hedging instrument is reported in the foreign currency translation component of other comprehensive income (loss). Any ineffective portion of the gain or loss on the hedging instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately. Refer to Note (10) for more information on our hedging activities.
(k) Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (12) for additional information regarding income taxes.
(l) Earnings per Common Share Basic earnings per share (EPS) excludes dilution and is computed, in accordance with ASC 260, Earnings Per Share, by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Refer to Note (13) for additional details of our earnings per share computations.
(m) Accounting for Share-based payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (14) for a detailed discussion of share-based payments.
(n) Foreign Currency - Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Refer to Note (10) for additional details of our foreign currency transactions.
(o) Collaborative Arrangements - In accordance with ASC 808, Collaborative Arrangements, third party costs incurred and revenues generated by arrangements involving joint operating activities of two or more parties that are each actively involved and exposed to risks and rewards of the activities are classified in the consolidated statements of operations on a gross basis only if we are determined to be the principal participant in the arrangement. Otherwise, third party revenues and costs generated by collaborative arrangements are presented on a net basis. Payments between participants are recorded and classified based on the nature of the payments.
(p) Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In January 2010 we adopted guidance issued by the FASB on transfers of financial assets, which among other things, created more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The adoption did not have a material impact on our consolidated financial statements.
In January 2010, we adopted guidance issued by the FASB improving disclosures about fair value measurements, which requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the guidance during the first quarter 2010, which did not have a material impact on our consolidated financial statements.
On February 24, 2010, FASB issued guidance to eliminate contradictions between the requirements of U.S. GAAP and the Securities and Exchange Commission’s (SEC) filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The guidance was effective upon issuance and did not have a material impact on our consolidated financial statements.
In July 2010, the FASB issued guidance to require increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. We adopted the guidance for the period ended 2010, which did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
During 2009, the FASB issued guidance on revenue recognition for non-software elements that became effective for us beginning on January 2, 2011. Under the new guidance an entity is required to apply the relative selling price allocation method in order to estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third party evidence (TPE) does not exist. In addition, expanded disclosures are required to provide both qualitative and quantitative information about the significant judgments made in applying the guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. Further, for arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. We do not believe the adoption of the new guidance will have a material impact on our financial position and results of operations.
(2) Business Acquisitions
IMC Health Care, Inc.
On January 4, 2010, we completed the purchase of 100% of the outstanding common shares of IMC Health Care, Inc. (IMC), a provider of employer sponsored on-site health centers. The acquisition of IMC expanded our employer health initiatives, such as on-site employer health centers, occupational health services and wellness programs. Consideration for this transaction was $15.7 million in cash plus additional contingent consideration. We initially valued the contingent consideration at $1.7 million based on a probability-weighted assessment of potential contingent consideration payment scenarios ranging up to $2.5 million. Based on a final assessment of the contingent liability at the end of 2010, we reduced the contingent consideration liability to $0.9 million and recognized a gain of $0.8 million within the Consolidated Statements of Operations as a component of general and administrative expenses. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

(in thousands)

Allocation Amount
Tangible assets and liabilities
Current assets	$1,862
Property and equipment	264
Current liabilities	(1,057)

Total net tangible assets acquired	1,069
Intangible assets
Customer relationships	4,073
Non-compete agreements	1,003

Total intangible assets acquired	5,076
Goodwill	11,290

Total purchase price	$17,435

The fair values of the acquired intangible assets and the contingent consideration were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, probability weighting factors and client attrition rates. See Note (4) for further information about the fair value level hierarchy.
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
LingoLogix, Inc
On August 1, 2008, we completed the purchase of LingoLogix, Inc. (LingoLogix), for $4.0 million in cash. LingoLogix was a provider of software used for computer automated coding technology. The acquisition of LingoLogix enhanced our revenue cycling offerings as the solutions can be used in both inpatient and outpatient environments to improve physician workflow and drive more accurate and efficient reimbursement through automated coding. The operating results of LingoLogix were combined with our operating results subsequent to the purchase date of August 1, 2008. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $1.3 million and $4.1 million in intangible assets, which consisted of $3.6 million in developed technology. Total assets and liabilities at the date of acquisition were $5.3 million and $1.3 million, respectively.
The goodwill was allocated to our Domestic operating segment. The intangible assets are being amortized over 5 years. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.
(3) Cash and Investments
Our cash, cash equivalents and investment securities consisted of the following:

(In thousands)	2010	2009

Cash and cash equivalents:
Cash	$170,274	$144,764
Money market funds	44,237	80,242
Time deposits	-	8,523
Corporate bonds	-	8,194

Total cash and cash equivalents	$214,511	$241,723

Short-term investments
Time deposits	$41,764	$37,784
Commercial paper	44,500	19,987
Government and corporate bonds	251,787	164,792
Auction rate securities	18,450	85,203
Put-like feature	-	9,347

Total short-term investments	$356,501	$317,113

Long-term investments
Government and corporate bonds	$264,467	$-

Total long-term investments	$264,467	$-

All of our short-term and long-term investments are classified as held-to-maturity securities and stated at their amortized cost which approximates fair value, except for our auction rate securities, which are classified as trading and stated at fair value. Subsequent to the year-ended 2010, in January 2011, all outstanding auction rate securities were called by the issuer at par value. Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.
Auction rate securities are debt instruments with long-term nominal maturities, for which the interest rates regularly reset every 7-35 days under an auction system. Because auction rate securities historically re-priced frequently, they traded in the market on a par-in, par-out basis. In periods prior to 2008, we regularly liquidated our investments in these securities for reasons including, among others, changes in the market interest rates and changes in the availability of, and the yield on, alternative investments. Beginning in February 2008, liquidity issues in the global credit markets resulted in the progressive failure of auctions representing all of the auction rate securities we hold, because the amount of securities submitted for sale in those auctions exceeded the amount of bids. However, we continued to collect all interest receivable on our auction rate securities when due.
In August 2008, our broker agreed to a settlement in principle with the SEC, the New York Attorney General and other regulatory agencies to restore liquidity to clients who hold auction rate securities. During the fourth quarter of 2008, we entered into a settlement agreement (the Settlement Agreement) with the investment firm that sold us the auction rate securities. Under the terms of the Settlement Agreement, we received the right to redeem the securities at par during a period from mid-2010 through mid-2012.
In conjunction with the execution of the Settlement Agreement, we transferred the auction rate securities from available-for-sale to trading securities. At the end of 2010, we held auction rate securities with a par value of $18.5 million, which approximated fair value, as all outstanding auction rate securities were subsequently called at par value by the issuer in January 2011.
The Settlement Agreement had been accounted for as a put-like feature and was carried at fair value with changes recorded through earnings. We valued the put-like feature as the difference between the par value of the auction rate securities and the fair value of the securities, discounted by the credit risk of the broker. The loan option was also valued taking into account the settlement discount and credit risk during the time necessary to administer the loan. Based on the fair value assessment of the auction rate securities at the end of 2010, we valued the put-like feature at zero.

The changes in fair value of the auction rate securities and put-like feature resulted in offsetting gains and losses of $9.3 million, $10.5 million and $19.9 million in 2010, 2009 and 2008, respectively, within other income within the Consolidated Statements of Operations
We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of any market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.
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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy at the end of 2010:

(In thousands)		2010			2009
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$44,237	$-	$-	$80,242	$-	$-

Time deposits	Cash equivalents		-	-	-	8,523	-

Corporate bonds	Cash equivalents	-	-	-	-	8,194	-

Time deposits	Short-term investments	-	41,764	-	-	37,784	-

Commercial paper	Short-term investments	-	44,500	-	-	19,987	-

Government and corporate bonds	Short-term investments	-	251,787	-	-	164,792	-

Auction rate securities	Short-term investments	-	18,450	-	-	-	85,203

Put-like feature	Short-term investments	-	-	-	-	-	9,347

Government and corporate bonds	Long-term investments	-	264,467	-	-	-	-
Refer to Note (3) for a comprehensive description of these assets. Our auction rate securities have historically been classified as Level 3 assets within the fair value hierarchy, as their valuation required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading in the securities. At the end of 2010, we transferred our auction rate securities classified as Level 3 to Level 2 based on observable inputs, as all outstanding auction rate securities were subsequently called at par value by the issuer in January 2011.
The table below presents the activity of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended 2010 and 2009:

(In thousands)	2010	2009

Beginning balance	$94,550	$105,300
Redemptions at par	(76,100)	(10,750)
Unrealized gain (loss) on auction rate securities included in earnings	9,346	10,513
Unrealized gain (loss) on put-like feature included in earnings	(9,346)	(10,513)
Transfers out of Level 3 to Level 2	(18,450)	-

Ending balance	$-	$94,550

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
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2010, 2009 and 2008 totaled $9.9 million, $3.1 million and $10.0 million, respectively.
A summary of receivables, net is as follows:

	2010	2009
(In thousands)

Gross accounts receivable	$352,554	$342,992
Less: Allowance for doubtful accounts	15,550	16,895

Accounts receivable, net of allowance	337,004	326,097

Contracts receivable	139,901	135,314

Total receivables, net	$476,905	$461,411

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. During the 2009 fourth quarter certain events occurred in the resolution process between Fujitsu and the NHS which reduced the likelihood the matter will be resolved in the next 12 months. Therefore we reclassified the receivables, which represented more than 10% of our net receivables, from current assets to other long term assets during the 2009 fourth quarter. The circumstances surrounding these receivables remained unchanged at the end of 2010 and represent the significant majority of other long-term assets at the end of 2010 and 2009. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During 2010 and 2009, we received total client cash collections of $1.9 billion and $1.8 billion, respectively, of which $66.6 million and $54.0 million were received from third party arrangements with non-recourse payment assignments.
(6)   Property and Equipment
A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2010	2009

Furniture and fixtures	5	-	12	$57,763	$56,631
Computer and communications equipment	2	-	5	660,741	585,685
Leasehold improvements	2	-	15	164,498	139,331
Capital lease equipment	3	-	5	5,914	17,147
Land, buildings and improvements	12	-	50	195,193	204,080
Other equipment	5	-	20	564	964

				1,084,673	1,003,838

Less accumulated depreciation and amortization				585,844	494,660

Total property and equipment, net				$498,829	$509,178

Depreciation expense for 2010, 2009 and 2008 was $111.4 million, $104.6 million and $96.7 million, respectively.
(7) Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 inputs as defined in the fair value hierarchy. Refer to Note (4) - Fair Value Measurements for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value included the projected cash flows and discount rates that we estimated would be used by a market participant in valuing these assets. Our most recent annual test of goodwill impairment indicated that goodwill was not impaired. The fair values of each of our reporting units exceeded their carrying amounts by a significant margin.
The changes in the carrying amounts of goodwill were as follows:

(In thousands)	2010	2009

Beginning Balance	$151,479	$146,666

Goodwill acquired and earnout payments for prior acquisitions	11,290	3,425

Foreign currency translation adjustment and other	(1,395)	1,388

Ending Balance	$161,374	$151,479

Our intangible assets, other than goodwill or intangible assets with indefinite lives, are all subject to amortization, are amortized on a straight-line basis, and are summarized as follows:

	Weighted-Average	2010		2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Period (Yrs)	Amount	Amortization	Amount	Amortization

Purchased software	5.0	$70,864	$48,085	$84,968	$62,802
Customer lists	5.0	59,556	54,241	55,606	50,960
Patents	16.0	9,128	2,365	8,184	1,729
Other	5.0	4,491	880	1,057	605

Total	6.1	$144,039	$105,571	$149,815	$116,096

Amortization expense for 2010, 2009 and 2008 was $12.0 million, $20.4 million and $20.0 million, respectively.
Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)
For year ended:	2011	$10,535
	2012	7,230
	2013	5,309
	2014	3,795
	2015	1,640
(8) Software Development Costs
Information regarding our software development costs is included in the following table:

	For the Years Ended
(in thousands)	2010	2009	2008

Software development costs	$284,836	$285,187	$291,368
Capitalized software development costs	(80,979)	(77,747)	(69,981)
Amortization of capitalized software development costs	68,994	63,611	51,132

Total software development expense	$272,851	$271,051	$272,519

We are amortizing capitalized costs over five years. Accumulated amortization as of the end of 2010 and 2009 was $543.2 million and $474.3 million, respectively.
(9)   Indebtedness
The following is a summary of indebtedness outstanding:

(In thousands)	2010	2009

Note agreement, 5.54%	$72,438	$90,090
Senior Notes, Series B, 6.42%	19,500	29,250
Other obligations	822	1,180

	92,760	120,520
Less: current portion	(24,837)	(25,014)

	$67,923	$95,506

In November 2005, we completed a £65.0 million private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2010.
In December 2002, we completed a $60.0 million private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full in 2008. The Series B Senior Notes, with a $39.0 million principal amount at 6.42%, are payable in four equal annual installments, which commenced December 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2010.

We maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of the end of 2010, we were in compliance with. The current agreement expires on May 31, 2013. As of the end of 2010, we had no outstanding borrowings under this agreement; however, we have $13.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $76.4 million.
We also have capital lease obligations amounting to $0.2 million, payable over the next two years.
The aggregate maturities for our long-term debt, including capital lease obligations, are as follows (in thousands):

2011	$24,837
2012	24,459
2013	14,488
2014	14,488
2015	14,488

Total maturities	$92,760

We estimate the fair value of our long-term, fixed-rate debt using a level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt was approximately $99.6 million and $124.8 million at the end of 2010 and 2009, respectively.
(10) Hedging Activities
We designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in our U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of other comprehensive income (loss), to the extent the hedge is effective. The following table represents the fair value of the net investment hedge included within the Consolidated Balance Sheet and the unrealized gain (loss), net of related income tax effects, on the net investment hedge recognized in other comprehensive income (loss):

(In thousands)		2010

			Net Unrealized Gain
Derivatives designated	Balance Sheet Classification	Fair Value	(Loss)

Net investment hedge	Short-term liabilities	$14,488	$445
Net investment hedge	Long-term liabilities	57,950	1,416

Total net investment hedge		$72,438	$1,861

(In thousands)		2009

			Net Unrealized Gain
Derivatives designated	Balance Sheet Classification	Fair Value	(Loss)

Net investment hedge	Short-term liabilities	$15,015	$(1,192)
Net investment hedge	Long-term liabilities	75,075	(5,543)

Total net investment hedge		$90,090	$(6,735)

We recognize foreign currency transaction gains and losses within the Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency loss of $0.9 million in 2010 and foreign currency gains of $4.0 million and $9.9 million in 2009 and 2008, respectively.

(11)   Interest Income
A summary of interest income and expense is as follows:

	For the Years Ended
(In thousands)	2010	2009	2008

Interest income	$10,347	$8,801	$13,604
Interest expense	(6,908)	(8,493)	(10,548)

Interest income, net	$3,439	$308	$3,056

(12)   Income Taxes
Income tax expense (benefit) for 2010, 2009 and 2008 consists of the following:

	For the Years Ended
(In thousands)	2010	2009	2008

Current:
Federal	$85,106	$90,992	$68,466
State	10,355	8,350	9,338
Foreign	(883)	4,015	9,789

Total Current Expense	94,578	103,357	87,593

Deferred:
Federal	22,297	(1,545)	10,873
State	4,038	845	(1,105)
Foreign	4,027	(3,441)	(4,588)

Total deferred expense (benefit)	30,362	(4,141)	5,180

Total income tax expense	$124,940	$99,216	$92,773

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2010 and 2009 relate to the following:

(In thousands)	2010	2009

Deferred tax assets
Accrued expenses	$11,707	$17,920
Separate return net operating losses	15,882	23,403
Share based compensation	23,514	18,548
Other	482	814

Total deferred tax assets	51,585	60,685

Deferred tax liabilities
Software development costs	(85,692)	(84,947)
Contract and service revenues and costs	(3,884)	(9,205)
Depreciation and amortization	(67,438)	(45,762)
Other	(3,048)	(4,489)

Total deferred tax liabilities	(160,062)	(144,403)

Net deferred tax liability	$(108,477)	$(83,718)

At the end of 2010, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $9.4 million which are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from non-U.S. jurisdictions of $1.6 million which are available to offset future taxable income, if any, through 2015 and $39.0 million which are available to offset future taxable income, if any, with no expiration. We expect to fully realize all these losses in future periods.
The effective income tax rates for 2010, 2009, and 2008 were 34%, 34%, and 33%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2010	2009	2008

Tax expense at statutory rates	$126,744	$102,438	$98,500
State income tax, net of federal benefit	10,151	6,658	6,403
Prior period adjustments	(541)	2,310	(2,879)
Valuation allowance for deferred tax assets	-	-	(7,982)
Audit settlements	-	-	4,412
Tax credits	(10,568)	(5,150)	(5,150)
Unrecognized tax benefit	7,501	(5,581)	5,691
Permanent differences	(4,629)	(1,200)	(1,924)
Other, net	(3,718)	(259)	(4,298)

Total income tax expense	$124,940	$99,216	$92,773

The 2010 beginning and ending amounts of accrued interest related to the underpayment of taxes was $0.1 million and $0.4 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations. No accrual for tax penalties was recorded at the end of the year.
The 2010 tax expense amount includes $0.5 million of tax benefits related to prior period foreign operating losses. The 2009 tax expense amount includes $2.3 million expense related to adjustments from prior period tax returns. The 2008 tax expense amount includes the recognition of approximately $2.9 million of tax benefits related to an adjustment of a foreign tax credit claimed. These differences accumulated over several years and the impact to any one of the prior periods is not material.
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
During 2010, the Internal Revenue Service commenced its examination of the 2009 and 2008 income tax returns. We do not believe this examination will have a material effect on our financial position, results of operations or liquidity.
As of the end of 2010, the total amount of unrecognized tax benefits, including interest, was $14.1 million. We do not expect to resolve any of these matters within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax is presented below:

(In thousands)	2010	2009	2008

Unrecognized tax benefit - beginning balance	$6,599	$12,440	$8,069
Gross decreases- tax positions in prior periods	-	(7,961)	-
Gross increases- in current-period tax positions	7,501	2,379	5,690
Settlements	-	(259)	(1,319)

Unrecognized tax benefit - ending balance	$14,100	$6,599	$12,440

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

	2010			2009			2008

	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share

	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

(In thousands, except per share data)

Basic earnings per share:

Income available to common stockholders	$237,272	82,458	$2.88	$193,465	80,981	$2.39	$188,658	80,549	$2.34

Effect of dilutive securities:

Stock options		2,966			2,901		-	2,886

Diluted earnings per share:

Income available to common stockholders including

assumed conversions	$237,272	85,424	$2.78	$193,465	83,882	$2.31	$188,658	83,435	$2.26

Options to purchase 0.6 million, 1.8 million and 2.3 million shares of common stock at per share prices ranging from $58.21 to $91.91, $38.64 to $136.86 and $33.63 to $136.86, were outstanding at the end of 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
(14)   Share Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2010, we had four fixed stock option and equity plans in effect for associates. This includes two plans from which we could issue grants, (Plans F & G); and two plans from which no new grants were permitted to be issued after January 1, 2005, but some awards remain outstanding, (Plans D & E).
Under the 2001 Long-Term Incentive Plan F, we are authorized to grant to associates, directors and consultants 4.0 million shares of common stock awards. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at our discretion. However, not more than 1.0 million of such shares will be available for granting any types of grants other than options or stock appreciation rights. Options under Plan F are exercisable at a price not less than fair market value on the date of grant as determined by the Section 16 Insider Equity and Incentive Compensation Subcommittee (the Committee). Options under this plan typically vest over a period of five years as determined by the Committee and are exercisable for periods of up to 25 years.
Under the 2004 Long-Term Incentive Plan G, we are authorized to grant to associates and directors 4.0 million shares of common stock awards. Awards under this plan may consist of stock options, restricted stock and performance shares, as well as other awards such as stock appreciation rights, phantom stock and performance unit awards which may be payable in the form of common stock or cash at our discretion. Options under Plan G are exercisable at a price not less than fair market value on the date of grant as determined by the Committee. Options under this plan typically vest over a period of five years as determined by the Committee and are exercisable for periods of up to 12 years. In 2007, Long-Term Incentive Plan G was amended to provide us the ability to recover fringe benefit tax payments made by us on behalf of our associates in India.
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

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.
The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

(In thousands)	2010	2009	2008

Expected volatility (%)	39.0 - 41.7	45.2 - 51.5	45.9 - 52.4

Expected term (yrs)	9.3 - 9.7	9.3 - 9.6	8.4 - 9.7

Risk-free rate (%)	2.9	3.8	4.4
A combined summary of the stock option activity of our four fixed stock option and equity plans is presented below:

	2010
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
Options	Shares	Price	Value	Term

Outstanding at beginning of year	8,281,924	$31.30
Granted	705,495	86.48
Exercised	(1,451,077)	23.93
Forfeited and Expired	(160,037)	44.63

Outstanding at end of year	7,376,305	$37.73	$420,520,520	6.19

Options exercisable at the end of the year	4,785,823	$26.18	$328,092,174	5.21

	For the Years Ended
(In thousands, except for grant date fair value)	2010	2009	2008

Weighted-average grant date fair values	$44.83	$27.96	$22.99

Total intrinsic value of options exercised	$88,876	$63,465	$26,841

Cash received from exercise of stock options	$34,724	$29,789	$15,364

Tax benefit realized upon exercise of stock options	$33,802	$23,654	$10,001
As of the end of 2010, there was $54.2 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.02 years.
Non-vested Shares
Non-vested shares were valued at the fair market value on the date of grant and will vest provided the recipient has continuously served on the Board of Directors through such vesting date or in the case of an associate provided that performance measures are attained. The expense associated with these grants is being recognized over the period from the date of grant to the vesting date.
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
A summary of our non-vested restricted stock compensation arrangements granted under all plans is presented below:

	2010
		Weighted-Average
		Grant Date
Nonvested shares	Number of Shares	Fair Value

Outstanding at beginning of year	13,500	$56.52
Granted	136,000	82.17
Vested	(13,500)	56.52
Forfeited	(25,000)	81.90

Outstanding at end of year	111,000	82.24

	For the Years Ended
(In thousands, except for grant date fair value)	2010	2009	2008

Weighted average grant date fair values	$82.24	$56.52	$45.91

Total fair value of shares vested during the year	$1,147	$923	$797
As of the end of 2010, there was $6.6 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.92 years.
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
Share Based Compensation Cost
Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2010	2009	2008

Stock option and non-vested share compensation expense	$23,723	$15,786	$14,674
Associate stock purchase plan expense	1,692	1,318	1,310
Amounts capitalized in software development costs, net of amortization	(512)	(262)	(840)

Amounts charged against earnings, before income tax benefit	$24,903	$16,842	$15,144

Amount of related income tax benefit recognized in earnings	$9,329	$6,274	$5,641

Treasury Stock
As of the end of 2010 and 2009, we held 0.8 million treasury shares carried at cost of $28.0 million.
Preferred Stock
As of the end of 2010 and 2009, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.
(15)   Foundations Retirement Plan
The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. We have a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. Our first tier discretionary match expenses for the Plan amounted to $8.9 million, $8.7 million and $8.7 million for 2010, 2009 and 2008, respectively.
We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2010, 2009 and 2008 we expensed $8.9 million, $2.0 million and $2.2 million for the second tier discretionary distributions, respectively.
(16)   Related Party Transactions
From July 1994 until August 2008 we leased an airplane from PANDI, Inc. (PANDI), a company owned by Neal L. Patterson and Clifford W. Illig, our Chairman of the Board and CEO and Vice Chairman of the Board, respectively. During 2009 and 2008 we paid an aggregate of $1.4 million and $0.4 million for the rental of the airplane, respectively. The airplane was used principally by us for client development and support and business development activities; and in particular, to reduce business related travel time of our executives and associates, increase travel flexibility and increase the number of client visits than would have been possible using solely commercial travel. On August 14, 2008, PANDI sold the airplane to a third party and the lease agreement with us was terminated.
Following the sale of the airplane, PANDI undertook a complete accounting of the actual financing, operation, depreciation and maintenance costs of the airplane during the 14 year time period that we leased the airplane from PANDI. Following the due diligence efforts by a committee comprised of the independent members of the Board of Directors, during 2009 we were authorized to pay PANDI the sum of $1.4 million.

(17)   Commitments
Leases
We are committed under operating leases for office space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2010, 2009 and 2008 was $20.5 million, $16.6 million and $16.1 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

Operating Lease
Obligations
(In thousands)
2011	23,646
2012	21,891
2013	19,847
2014	17,564
2015	11,392
2016 and thereafter	48,799

Total:	$143,139

Purchase Obligations
We have purchase commitments with various vendors through 2019. These commitments represent non-cancellable commitments primarily to provide ongoing support, maintenance and service to our clients. Aggregate future payments under these commitments are as follows:

Purchase
Obligations
(In thousands)
2011	18,810
2012	13,707
2013	7,850
2014	6,515
2015	3,263
2016 and thereafter	13,291

Total:	$63,436

(18)   Segment Reporting
We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative, share-based compensation expense and depreciation. We manage our operating segments to the operating earnings level. Items such as interest, income taxes, capital expenditures and total assets and are managed at the consolidated level and thus are not included in our operating segment disclosures.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for 2010, 2009 and 2008.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2010

Revenues	$1,562,563	$287,659	$-	$1,850,222

Cost of revenues	272,385	47,971	-	320,356

Operating expenses	417,181	124,546	628,806	1,170,533

Total costs and expenses	689,566	172,517	628,806	1,490,889

Operating earnings (loss)	$872,997	$115,142	$(628,806)	$359,333

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2009

Revenues	$1,398,715	$273,149	$-	$1,671,864

Cost of revenues	240,847	40,351	-	281,198

Operating expenses	372,370	130,256	596,034	1,098,660

Total costs and expenses	613,217	170,607	596,034	1,379,858

Operating earnings (loss)	$785,498	$102,542	$(596,034)	$292,006

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2008

Revenues	$1,307,510	$368,518	$-	$1,676,028

Cost of revenues	225,955	70,108	-	296,063

Operating expenses	361,213	150,729	589,138	1,101,080

Total costs and expenses	587,168	220,837	589,138	1,397,143

Operating earnings (loss)	$720,342	$147,681	$(589,138)	$278,885

(19)  Quarterly Results (unaudited)
Selected quarterly financial data for 2010 and 2009 is set forth below:

		Earnings Before		Basic Earnings	Diluted Earnings
(In thousands, except per share data)	Revenues	Income Taxes	Net Earnings	Per Share	Per Share

2010 quarterly results:

First Quarter	$431,337	$77,363	$50,286	$0.61	$0.59

Second Quarter	456,001	86,278	55,477	0.67	0.65

Third Quarter	462,683	94,084	60,872	0.74	0.71

Fourth Quarter	500,201	104,487	70,637	0.85	0.82

Total	$1,850,222	$362,212	$237,272

2009 quarterly results:

First Quarter	$392,322	$61,863	$40,830	$0.51	$0.49

Second Quarter	403,806	66,223	43,745	0.54	0.52

Third Quarter	409,415	70,887	48,394	0.60	0.57

Fourth Quarter	466,321	93,708	60,496	0.74	0.71

Total	$1,671,864	$292,681	$193,465

Schedule II
Cerner Corporation
Valuation and Qualifying Accounts

			Additions

			Through

(in thousands)		Additions	Acquisitions and

	Balance at	Charged to	Consolidation of

	Beginning	Costs and	Variable Interest		Balance at

Description	of Period	Expenses	Entity	Deductions	End of Period

2008

Doubtful Accounts and Sale Allowances	$15,469	$9,957	-	$(7,277)	$18,149

2009

Doubtful Accounts and Sale Allowances	$18,149	$3,108	-	$(4,362)	$16,895

2010

Doubtful Accounts and Sale Allowances	$16,895	$9,856	-	$(11,201)	$15,550

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cerner Corporation:
Under date of February 16, 2011, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended January 1, 2011, which are included in the Corporation’s 2010 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/KPMG LLP
Kansas City, Missouri
February 16, 2011