Form 10-Q
period 2011-04-02
CERNER CORP /MO/
filed 2011-04-29
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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
Yes [   ]      No [X]
There were 84,106,113 shares of Common Stock, $.01 par value, outstanding at April 2, 2011.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of April 2, 2011 (unaudited) and January 1, 2011	1

	Condensed Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II.	Other Information:	21

Item 6.	Exhibits	21
EX-10.A
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 2, 2011 (unaudited) and January 1, 2011

(In thousands, except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$184,567	$214,511
Short-term investments	426,314	356,501
Receivables, net	469,180	476,905
Inventory	13,657	11,036
Prepaid expenses and other	101,525	83,272
Deferred income taxes	8,573	3,836

Total current assets	1,203,816	1,146,061

Property and equipment, net	495,600	498,829
Software development costs, net	246,737	244,848
Goodwill	162,628	161,374
Intangible assets, net	39,525	38,468
Long-term investments	337,852	264,467
Other assets	75,386	68,743

Total assets	$2,561,544	$2,422,790

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,159	$65,035
Current installments of long-term debt	27,121	24,837
Deferred revenue	123,198	109,351
Accrued payroll and tax withholdings	76,796	86,921
Other accrued expenses	19,555	19,788

Total current liabilities	314,829	305,932

Long-term debt	74,314	67,923
Deferred income taxes and other liabilities	134,673	126,215
Deferred revenue	15,042	17,303

Total liabilities	538,858	517,373

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 84,858,158 shares issued at April 2, 2011 and 84,029,285 issued at January 1, 2011	847	840
Additional paid-in capital	686,830	645,815
Retained earnings	1,355,391	1,290,835
Treasury stock, 790,000 shares	(28,002)	(28,002)
Accumulated other comprehensive income (loss), net	7,500	(4,191)

Total Cerner Corporation shareholders’ equity	2,022,566	1,905,297

Noncontrolling interest	120	120

Total shareholders’ equity	2,022,686	1,905,417

Total liabilities and stockholders’ equity	$2,561,544	$2,422,790

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended April 2, 2011 and April 3, 2010
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2011	2010

Revenues:
System sales	$140,379	$116,951
Support, maintenance and services	340,994	307,045
Reimbursed travel	10,291	7,341

Total revenues	491,664	431,337

Costs and expenses:
Cost of system sales	58,099	44,828
Cost of support, maintenance and services	22,290	15,915
Cost of reimbursed travel	10,291	7,341
Sales and client service	201,348	187,593
Software development (includes amortization of $19,058 and $15,838, respectively)	71,144	66,779
General and administrative	34,793	33,225

Total costs and expenses	397,965	355,681

Operating earnings	93,699	75,656

Other income (expense):
Interest income (expense), net	1,976	1,783
Other income (expense), net	35	(76)

Total other income (expense), net	2,011	1,707

Earnings before income taxes	95,710	77,363
Income taxes	(31,154)	(27,077)

Net earnings	$64,556	$50,286

Basic earnings per share	$0.77	$0.61

Diluted earnings per share	$0.75	$0.59

Basic weighted average shares outstanding	83,555	81,957

Diluted weighted average shares outstanding	86,326	85,105

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended April 2, 2011 and April 3, 2010
(unaudited)

	Three Months Ended
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64,556	$50,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,140	44,804
Share-based compensation expense	6,944	5,150
Provision for deferred income taxes	5,999	3,743

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	6,918	34,045
Inventory	(2,609)	1,115
Prepaid expenses and other	(13,449)	17,114
Accounts payable	-	5,813
Accrued income taxes	2,509	(32,667)
Deferred revenue	11,050	(3,182)
Other accrued liabilities	(5,557)	(20,718)

Net cash provided by operating activities	126,501	105,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(21,372)	(32,108)
Capitalized software development costs	(20,466)	(20,516)
Purchases of investments	(348,566)	(110,522)
Maturities of investments	203,367	57,391
Purchase of other intangibles	(3,228)	(2,233)
Acquisition of businesses, net of cash acquired	-	(14,486)

Net cash used in investing activities	(190,265)	(122,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	-	1,516
Repayment of long-term debt	(114)	(219)
Proceeds from excess tax benefits from stock compensation	15,698	7,627
Proceeds from exercise of options	16,341	7,616
Contingent consideration payments for acquisition of businesses	(780)	-

Net cash provided by (used in) financing activities	31,145	16,540

Effect of exchange rate changes on cash	2,675	(1,085)

Net decrease in cash and cash equivalents	(29,944)	(1,516)
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$184,567	$240,207

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$348	$72
Income taxes, net of refund	15,046	56,313

Summary of acquisition transactions:
Fair value of tangible assets acquired	$-	$2,126
Fair value of intangible assets acquired	-	5,076
Fair value of goodwill acquired	-	11,290
Fair value of current liabilities assumed	-	(1,057)
Fair value of contingent liability payable	-	(1,725)

Cash paid for acquisition	-	15,710
Cash acquired	-	(1,224)

Net cash used	$-	$14,486

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
Our first fiscal quarter ends on the Saturday closest to March 31. The 2011 and 2010 first quarters ended on April 2, 2011 and April 3, 2010, respectively. All references to years in these notes to condensed consolidated financial statements represent the three months ended of the first fiscal quarter, respectively, unless otherwise noted.
Recently Adopted Accounting Pronouncements
ASU 2009-13. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-13 —Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.
We adopted ASU 2009-13 for all new and materially modified arrangements on a prospective basis beginning January 2, 2011. We have reviewed the primary accounting literature related to the elements that typically get bundled into our arrangements and determined that the majority of the elements fall in to two different accounting units. One unit is comprised of software and software-related elements which include our license software, license software support, application services provider, subscriptions, professional services, remote hosting, sublicensed software and sublicensed software support. The second unit of accounting is non-software elements, which include hardware and hardware maintenance.
The majority of our multiple-element arrangements do not contain both software and non-software deliverables such as hardware and thus are not impacted by the new guidance. For our arrangements that are impacted by ASU 2009-13, we determined fair value based upon VSOE, if it existed, and in instances where VSOE did not exist (primarily for our License Software), we determined fair value based upon the estimated selling price concept. The application of this concept relied primarily on historical pricing and management guidance for similarly sized arrangements.
The adoption of ASU 2009-13 did not result in a material change in the timing of revenue recognition due to the small number of arrangements executed with both software and non-software deliverables and the existence of VSOE for most of our business models.
ASU 2009-14. In October 2009, the FASB issued ASU 2009-14 —Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). Under ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. We adopted the amendment provisions of ASU 2009-14 on January 2, 2011; the adoption of this standard did not have material impact on the timing of revenue recognition.

(2)     Fair Value Measurements
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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		April 2, 2011			January 1, 2011
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$15,024	$-	$-	$44,237	$-	$-
Time deposits	Short-term investments	-	48,059	-	-	41,764	-
Commercial paper	Short-term investments	-	59,300	-	-	44,500	-
Government and corporate bonds	Short-term investments	-	318,955	-	-	251,787	-
Auction rate securities	Short-term investments	-	-	-	-	18,450	-
Government and corporate bonds	Long-term investments	-	337,852	-	-	264,467	-
We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $101.7 million at April 2, 2011.
(3)     Receivables
Receivables consist primarily of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by us at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain non-U.S. countries.
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first three months of 2011 and 2010 totaled $2.3 million and $5.6 million, respectively. A summary of net receivables is as follows:

(In thousands)	April 2, 2011	January 1, 2011

Gross accounts receivable	$353,761	$352,554
Less: Allowance for doubtful accounts	17,353	15,550

Accounts receivable, net of allowance	336,408	337,004

Contracts receivable	132,772	139,901

Total receivables, net	$469,180	$476,905

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 2, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the first quarter ended April 2, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During the first three months of 2011 and 2010, we received total client cash collections of $531.1 million and $483.7 million, respectively, of which $16.0 million and $18.7 million were received from third party arrangements with non-recourse payment assignments.
(4)     Income Taxes
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
Our effective tax rate was 32.6% and 35.0% for the first three months of 2011 and 2010, respectively. This decrease was primarily due to the research and development tax credit being in effect for the first three months of 2011 while it was not effective for the first quarter of 2010 and a favorable foreign tax audit settlement during the current period.
During the first quarter of 2010, the Internal Revenue Service commenced its examination of the 2008 and 2009 income tax returns. We do not believe this examination will have a material effect on our financial position, results of operations or liquidity.
Other than the aforementioned matter, we do not anticipate any settlements of the remaining unrecognized tax benefits within the next 12 months.
(5)     Earnings Per Share
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

	Three Months Ended
	2011			2010
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$64,556	83,555	$0.77	$50,286	81,957	$0.61
Effect of dilutive securities:
Stock options	-	2,771		-	3,148

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$64,556	86,326	$0.75	$50,286	85,105	$0.59

Options to purchase 0.8 million and 0.2 million shares of common stock at per share prices ranging from $76.12 to $106.01 and $58.21 to $85.51 were outstanding at April 2, 2011 and April 3, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 145,500 performance based non-vested stock awards, as all necessary conditions of such contingently issuable shares have not been satisfied.
(6)     Share-Based Compensation
On March 11, 2011 approximately 104,000 stock options were granted to executive officers and other executive level associates under our Long-Term Incentive Plan F. These awards will vest 40% on March 11, 2013, and 20% will vest on March 11, 2014, 2015 and 2016. The fair value of each of these awards was $51.44 per award. Total compensation expense related to these awards is $5.3 million, which is expected to be recognized over a period of 5 years.
On March 11, 2011 we granted approximately 60,000 shares of performance-based non-vested restricted stock to certain executive officers, pursuant to our Long-Term Incentive Plan F. The fair value of each of these awards was $103.20 based on the closing price of our common stock on the date of grant. These awards are scheduled to vest 10% on June 1, 2012 and 2013 and the remaining 80% on June 1, 2014, contingent upon the objective performance metric of a relative adjusted GAAP earnings growth percentage over 2010 for each respective year. These performance awards are also subject to reduction based on an annual subjective performance assessment related to individual performance and performance goal attainment, as defined in the award agreements. The amount of compensation expense recognized is based on management’s estimate of the most likely outcome and will be reassessed at each reporting date through the final vesting date, which may result in adjustments to compensation cost. Based on a current period vesting probability assessment, total compensation cost related to these awards is $6.2 million and is expected to be recognized over a period of 3 years.
In April 2011, we announced that an executive officer will resign effective May 13, 2011. Upon the effective date of this resignation, approximately 33% of the above performance-based awards will be forfeited. Subsequent to this forfeiture, we would expect compensation cost related to the remaining performance-based awards to be approximately $4.1 million.
The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested restricted shares and Associate Stock Purchase Plan shares:

	Three Months Ended
(In thousands)	2011	2010

Stock option and non-vested restricted share compensation expense	$6,944	$5,150
Associate stock purchase plan expense	482	401
Amounts capitalized in software development costs, net of amortization	(65)	(44)

Amounts charged against earnings, before income tax benefit	$7,361	$5,507

Amount of related income tax benefit recognized in earnings	$2,805	$2,051

As of April 2, 2011, there was $53.5 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.97 years.

(7)     Comprehensive Income
Total comprehensive income, which includes net earnings, foreign currency translation adjustments and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $76.2 million and $43.6 million for the three months ended April 2, 2011 and April 3, 2010, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of April 2, 2011, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.
The following tables represent the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

(In thousands)				Net Unrealized Gain (Loss)
	Balance Sheet	Fair Value		For the Three Months Ended
Derivatives designated	Classification	April 2, 2011	January 1, 2011	2011	2010
Net investment hedge	Short-term liabilities	$14,959	$14,488	$292	$562
Net investment hedge	Long-term liabilities	59,837	57,950	1,168	2,808

Total net investment hedge		$74,796	$72,438	$1,460	$3,370

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency loss of $0.1 million and a loss of $0.2 million during the three months ended April 2, 2011 and April 3, 2010, respectively.
(8)     Contingencies
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
(9)     Segment Reporting
We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative, share-based compensation expense and depreciation. We manage our operating segments to the operating earnings level. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended April 2, 2011 and April 3, 2010.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2011
Revenues	$420,990	$70,674	$—	$491,664

Cost of revenues	77,925	12,755	—	90,680
Operating expenses	105,349	29,099	172,837	307,285

Total costs and expenses	183,274	41,854	172,837	397,965

Operating earnings (loss)	$237,716	$28,820	$(172,837)	$93,699

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2010
Revenues	$355,315	$76,022	$—	$431,337

Cost of revenues	61,241	6,843	—	68,084
Operating expenses	104,723	29,713	153,161	287,597

Total costs and expenses	165,964	36,556	153,161	355,681

Operating earnings (loss)	$189,351	$39,466	$(153,161)	$75,656

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our first fiscal quarter ends on the Saturday closest to March 31. The 2011 and 2010 first quarters ended on April 2, 2011 and April 3, 2010, respectively. All references to years in the MD&A represent the respective three months ended of the first fiscal quarters, unless otherwise noted.
Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; the potential for losses resulting from asset impairment charges; risks associated with the ongoing adverse financial market environment and uncertainty in global economic conditions; changing political, economic and regulatory influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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
The broad recognition that HIT is essential to helping control healthcare costs and improving quality contributed to the inclusion of HIT incentives in the American Recovery and Reinvestment Act of 2009 (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion in incentives for healthcare organizations to modernize operations through “meaningful use” of HIT. These incentives are contributing to increased demand for HIT solutions and services in the United States.
Another element in the United States marketplace is the healthcare reform legislation that passed in 2010. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our clients. For example, healthcare providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, ICD-10 coding requirements, and waste, fraud and abuse measures.
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
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the first quarter of 2011. New business bookings revenue, which reflects the value of executed contracts for software, hardware and professional services and managed services, was $524.9 million in the first quarter of 2011, which was an increase of 30% compared to $404.9 million in the first quarter of 2010. Revenues for the first quarter of 2011 increased 14% to $491.7 million compared to $431.3 million in the year-ago quarter. The year-over-year increase in revenue in the first quarter reflects improved economic conditions and demand driven by the United States stimulus incentives related to HIT. As discussed above in the “Healthcare and Healthcare IT Industry”, we believe the HITECH incentives and the nation’s focus on improving the efficiency and quality of healthcare will create a period of increased HIT demand in the United States.
First quarter 2011 net earnings increased 28% to $64.6 million compared to $50.3 million the first quarter of 2010. Diluted earnings per share increased 27% to $0.75 compared to $0.59 in the first quarter of 2010. First quarter 2011 and 2010 net earnings and diluted earnings per share reflect the impact of accounting for stock-based compensation using the fair value method to measure and record expense for stock options, pursuant to Accounting Standards Codification (ASC), 718, Stock Compensation. The effect of these expenses reduced the first quarter 2011 net earnings and diluted earnings per share by $4.6 million and $0.05, respectively, and first quarter 2010 net earnings and diluted earnings per share by $3.5 million and $0.04, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling general and administrative expenses. Our first quarter 2011 operating margin was 19.1%, which is 160 basis points higher than the year-ago quarter and reflects continued progress towards our long-term goal of achieving 20% operating margins.
We had strong cash collections of receivables of $531.1 million in the first quarter of 2011 compared to $483.7 million in the first quarter of 2010. Days sales outstanding was 87 days in the first quarter of 2011 and fourth quarter of 2010 and 89 days in the first quarter of 2010, reflecting our improved cash collections. Operating cash flows for the first quarter of 2011 were strong at $126.5 million compared to $105.5 million in the first quarter of 2010.

Results of Operations
Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010
The following table presents a summary of the operating information for the first quarters of 2011 and 2010:

		% of		% of
(in thousands)	2011	Revenue	2010	Revenue	% Change

Revenues
System sales	$140,379	29%	$116,951	27%	20%
Support and maintenance	131,827	27%	127,106	29%	4%
Services	209,167	42%	179,939	42%	16%
Reimbursed travel	10,291	2%	7,341	2%	40%

Total revenues	491,664	100%	431,337	100%	14%

Costs of revenue
Costs of revenue	90,680	18%	68,084	16%	33%

Total margin	400,984	82%	363,253	84%	10%

Operating expenses
Sales and client service	201,348	41%	187,593	43%	7%
Software development	71,144	15%	66,779	15%	7%
General and administrative	34,793	7%	33,225	8%	5%

Total operating expenses	307,285	63%	287,597	67%	7%

Total costs and expenses	397,965	81%	355,681	82%	12%

Operating earnings	93,699	19.1%	75,656	17.5%	24%

Interest income (expense), net	1,976		1,783
Other income (expense), net	35		(76)
Income taxes	(31,154)		(27,077)

Net earnings	$64,556		$50,286		28%

Revenues & Backlog
Revenues increased 14% to $491.7 million for the first quarter 2011 from $431.3 million for the same period in 2010.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 20% to $140.4 million for the first quarter of 2011 from $117.0 million for the same period in 2010. The increase in system sales was driven by a strong increase in domestic licensed software, technology resale and subscriptions.

•
Support and maintenance revenues increased 4% to $131.8 million during the first quarter of 2011 from $127.1 million during the same period in 2010. This increase was attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grow.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 16% to $209.2 million from $179.9 million for the same period in 2010. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 21% in the first quarter of 2011 compared to the same period in 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	April 2, 2011	January 1, 2011

Contract backlog	$4,460,603	$4,285,267
Support and maintenance backlog	665,734	654,913

Total backlog	$5,126,337	$4,940,180

Costs of Revenue
Cost of revenues was 18% of total revenues in the first quarter of 2011, compared to 16% in the same period of 2010. The higher cost of revenues in 2011 was primarily driven by the increase in technology resale, which carries a higher cost of revenue. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware and sublicensed software purchased from hardware and software manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 7% to $307.3 million in the first quarter of 2011, compared with $287.6 million for the same period in 2010.
•
Sales and client service expenses as a percent of total revenues were 41% in the first quarters of 2011, compared to 43% in the same period of 2010. These expenses increased 7% to $201.3 million in the first quarter of 2011, from $187.6 million in the same period of 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in managed services and professional services, slightly offset by a decrease in bad debt expense.

•
Software development expenses as a percent of revenue were 14.5% in the first quarter of 2011, compared to 15.5% in the same period of 2010. These expenses increased 7% to $71.1 million in the first quarter of 2011, from $66.8 million in the same period of 2010. Expenditures for software development in the first quarter of 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in the first quarter of 2011, the reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first quarters of 2011 and 2010 is as follows:

	Three Months Ended
(In thousands)	2011	2010

Software development costs	$72,552	$71,457
Capitalized software costs	(20,171)	(20,282)
Capitalized costs related to share-based payments	(295)	(234)
Amortization of capitalized software costs	19,058	15,838

Total software development expense	$71,144	$66,779

General and administrative expenses as a percent of total revenues were 7%, in the first quarter of 2011, compared to 8% for the same period in 2010. These expenses increased 5% to $34.8 million in the first quarter of 2011, from $33.2 million for the same period in 2010. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The increase in general and administrative expenses was driven primarily by corporate personnel costs.

Non-Operating Items
•
Net interest income was $2.0 million in the first quarter of 2011 compared to net interest income of $1.8 million in the first quarter of 2010. Interest income decreased slightly to $3.5 million in the first quarter of 2011 from $3.7 million for the same period in 2010. Interest expense decreased to $1.5 million in the first quarter of 2011 from $1.9 million for the same period in 2010, due to payments on our long-term debt.

•
Other income was $0.04 million in the first quarter of 2011, compared to other expense of $0.08 million for the same period in 2010. Other income and expense in the first quarter of 2010 included offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement of $1.3 million.

•
Our effective tax rate was 32.6% for the first quarter of 2011 and 35.0% for the first quarter of 2010. This decrease was primarily due to the research and development tax credit being in effect for the first three months of 2011 while it was not effective for the first quarter of 2010 and a favorable foreign tax audit settlement during the current period.

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
The following table presents a summary of the operating information for the first quarters of 2011 and 2010:

(in thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$420,990	100%	$355,315	100%	18%
Costs of revenue	77,925	19%	61,241	17%	27%
Operating expenses	105,349	25%	104,723	29%	1%

Total costs and expenses	183,274	44%	165,964	47%	10%

Domestic operating earnings	237,716	56%	189,351	53%	26%

Global Segment
Revenues	70,674	100%	76,022	100%	-7%
Costs of revenue	12,755	18%	6,843	9%	86%
Operating expenses	29,099	41%	29,713	39%	-2%

Total costs and expenses	41,854	59%	36,556	48%	14%

Global operating earnings	28,820	41%	39,466	52%	-27%

Other, net	(172,837)		(153,161)		13%

Consolidated operating earnings	$93,699		$75,656		24%

Domestic Segment
•
Revenues increased 18% to $421.0 million in the first quarter of 2011 from $355.3 million in the same period in 2010. This increase was driven by growth across all business models, but primarily in licensed software, managed services and professional services.

•
Cost of revenues was 19% of revenues in the first quarter of 2011, compared to 17% of revenues in the same period in 2010. The higher cost of revenues in 2011 was primarily driven by the increase in technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 1% to $105.3 million in the first quarter of 2011, from $104.7 million in the same period in 2010, due primarily to growth in managed services and professional services expense, slightly offset by a decrease in bad debt expense.

Global Segment
•
Revenues decreased 7% to $70.7 million in the first quarter of 2011 from $76.0 million in the same period in 2010. Overall, declines in license software and professional service revenue were partially offset by an increase in technology resale and managed services revenue. The global revenue comparisons were also impacted by a change in estimates for certain contracts that rely on estimates as part of contract accounting during the first quarter of 2010.

•
Cost of revenues was 18% of revenues in the first quarter of 2011, compared with 9% in the same period of 2010. The higher cost of revenues in 2011 was primarily driven by the increase in technology resale, which carries a higher cost of revenue.

•
Operating expenses decreased 2% to $29.1 million for the first quarter of 2011, from $29.7 million in the same period in 2010, primarily due to a decrease in personnel-related professional services expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 13% to $172.8 million in the first quarter of 2011 from $153.2 million in the same period in 2010. This increase was primarily due to growth in corporate personnel and software development costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, and short-term investments. At April 2, 2011, we had cash of $169.5 million, cash equivalents of $15.0 million and short-term investments of $426.3 million compared to cash of $170.3 million, cash equivalents of $44.2 million and short-term investments of $356.5 million at January 1, 2011.
Additionally, we maintain a $90 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of April 2, 2011, we were in compliance with. The current agreement expires on May 31, 2013. As of April 2, 2011, we had no outstanding borrowings under this agreement; however, we have $10.3 million of outstanding letters of credit, which reduced our available borrowing capacity to $79.7 million.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2011.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 2, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the first quarter ended April 2, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
The following table summarizes our cash flows in the first three months of 2011 and 2010:

	Three Months Ended
(In thousands)	2011	2010

Cash flows from operating activities	$126,501	$105,503
Cash flows from investing activities	(190,265)	(122,474)
Cash flows from financing activities	31,145	16,540
Effect of exchange rate changes on cash	2,675	(1,085)

Total change in cash and cash equivalents	(29,944)	(1,516)
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$184,567	$240,207

Free cash flow (non-GAAP)	$84,663	$52,879

Cash from Operating Activities

	Three Months Ended
(In thousands)	2011	2010

Cash collections from clients	$531,089	$483,727
Cash paid to employees and suppliers and other	(389,194)	(321,839)
Cash paid for interest	(348)	(72)
Cash paid for taxes, net of refund	(15,046)	(56,313)

Total cash from operations	$126,501	$105,503

Cash flow from operations increased in the first three months of 2011 as compared to the same period of 2010 due primarily to the increase in cash impacting earnings and cash provided by working capital. During the first three months of 2011 and 2010, we received total client cash collections of $531.1 million and $483.7 million, respectively, of which 3% and 4%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 87 days in the first quarter of 2011 and fourth quarter of 2010 and 89 days in the first quarter of 2010, reflecting our improved cash collections. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 4% in the first three months of 2011 compared to the first three months of 2010. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2011	2010

Capital purchases	$(21,372)	$(32,108)
Capitalized software development costs	(20,466)	(20,516)
Purchases of investments, net of maturities	(145,199)	(53,131)
Acquisition of businesses, net of cash acquired	—	(14,486)
Other, net	(3,228)	(2,233)

Total cash flows from investing activities	$(190,265)	$(122,474)

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
Cash from Financing Activities

	Three Months Ended
(In thousands)	2011	2010

Long-term debt repayments	$(114)	$(219)
Cash from option exercises (including excess tax benefits)	32,039	15,243
Other, net	(780)	1,516

Total cash flows from financing activities	$31,145	$16,540

Our primary financing obligations are long-term debt repayments. In the fourth quarter of 2009, we commenced payment on the first of seven equal annual installments on our 5.54% Great Britain Pound denominated Note Agreement as well as on the first of four equal annual installments on our 6.42% Series B Senior Notes. Based on current exchange rates, we expect our debt repayments related to these notes to approximate $25 million per year through 2012 and approximately $15 million per year from 2013 through 2015.
Free Cash Flow

	Three Months Ended
(In thousands)	2011	2010

Cash flows from operating activities	$126,501	$105,503
Capital purchases	(21,372)	(32,108)
Capitalized software development costs	(20,466)	(20,516)

Free cash flow (non-GAAP)	$84,663	$52,879

Free cash flow increased $31.8 million in the first quarter of 2011 as compared to the same period in 2010, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Part II. Other Information

Item 6.	Exhibits
(a)	Exhibits

10(a)	Exhibit A Severance Matrix, effective April 1, 2011, to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended and Restated, dated August 15, 2010.

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
April 29, 2011	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)