Form 10-Q
period 2011-07-02
CERNER CORP /MO/
filed 2011-08-01
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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
Yes [   ]      No [X]
There were 169,052,633 shares of Common Stock, $.01 par value, outstanding at July 28, 2011.

CERNER CORPORATION AND SUBSIDIARIES
I N D E X

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of July 2, 2011 (unaudited) and January 1, 2011	1

	Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information:	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 2, 2011 (unaudited) and January 1, 2011

(In thousands, except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$214,056	$214,511
Short-term investments	467,966	356,501
Receivables, net	504,290	476,905
Inventory	13,076	11,036
Prepaid expenses and other	105,197	83,272
Deferred income taxes	8,737	3,836

Total current assets	1,313,322	1,146,061

Property and equipment, net	497,770	498,829
Software development costs, net	247,709	244,848
Goodwill	189,194	161,374
Intangible assets, net	56,146	38,468
Long-term investments	329,990	264,467
Other assets	86,676	68,743

Total assets	$2,720,807	$2,422,790

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,571	$65,035
Current installments of long-term debt	29,820	24,837
Deferred revenue	132,721	109,351
Accrued payroll and tax withholdings	90,908	86,921
Other accrued expenses	24,931	19,788

Total current liabilities	350,951	305,932

Long-term debt	84,871	67,923
Deferred income taxes and other liabilities	140,903	126,215
Deferred revenue	13,946	17,303

Total liabilities	590,671	517,373

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 168,931,933 shares issued at July 2, 2011 and 168,058,570 shares issued at January 1, 2011	1,689	1,681
Additional paid-in capital	689,190	616,972
Retained earnings	1,427,435	1,290,835
Accumulated other comprehensive income (loss), net	11,702	(4,191)

Total Cerner Corporation shareholders’ equity	2,130,016	1,905,297

Noncontrolling interest	120	120

Total shareholders’ equity	2,130,136	1,905,417

Total liabilities and shareholders’ equity	$2,720,807	$2,422,790

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended July 2, 2011 and July 3, 2010
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2011	2010	2011	2010

Revenues:
System sales	$157,145	$135,902	$297,524	$252,853
Support, maintenance and services	355,330	311,575	696,324	618,620
Reimbursed travel	11,748	8,524	22,039	15,865

Total revenues	524,223	456,001	1,015,887	887,338

Costs and expenses:
Cost of system sales	61,887	52,863	119,986	97,691
Cost of support, maintenance and services	24,847	16,824	47,137	32,739
Cost of reimbursed travel	11,748	8,524	22,039	15,865
Sales and client service	210,213	190,030	411,561	377,623
Software development (Includes amortization of $19,910 and $38,968 for the three and six months ended July 2, 2011; and $16,421 and $32,259 for the three and six months ended July 3, 2010.)	69,790	67,988	140,934	134,767
General and administrative	37,765	33,420	72,558	66,645

Total costs and expenses	416,250	369,649	814,215	725,330

Operating earnings	107,973	86,352	201,672	162,008

Other income (expense):
Interest income, net	2,875	421	4,851	2,204
Other income (expense), net	5	(495)	40	(571)

Total other income (expense), net	2,880	(74)	4,891	1,633

Earnings before income taxes	110,853	86,278	206,563	163,641
Income taxes	(38,809)	(30,801)	(69,963)	(57,878)

Net earnings	$72,044	$55,477	$136,600	$105,763

Basic earnings per share	$0.43	$0.34	$0.81	$0.64

Diluted earnings per share	$0.42	$0.33	$0.79	$0.62

Basic weighted average shares outstanding	168,299	164,669	167,706	164,291

Diluted weighted average shares outstanding	173,591	170,673	173,128	170,447
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended July 2, 2011 and July 3, 2010
(unaudited)

	Six Months Ended
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$136,600	$105,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,670	91,451
Share-based compensation expense	13,131	10,806
Provision for deferred income taxes	7,869	6,112

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(35,718)	12,675
Inventory	(1,969)	2,024
Prepaid expenses and other	(11,185)	14,591
Accounts payable	2,913	14,900
Accrued income taxes	477	(12,117)
Deferred revenue	14,494	(19,656)
Other accrued liabilities	19,346	(10,808)

Net cash provided by operating activities	248,628	215,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(51,677)	(56,011)
Capitalized software development costs	(41,055)	(41,248)
Purchases of investments	(628,686)	(319,056)
Maturities of investments	447,009	209,650
Purchase of other intangibles	(5,098)	(2,551)
Acquisition of businesses, net of cash acquired	(28,069)	(14,486)

Net cash used in investing activities	(307,576)	(223,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	-	1,516
Repayment of long-term debt	(454)	(1,686)
Proceeds from excess tax benefits from stock compensation	26,570	13,112
Proceeds from exercise of options	29,972	14,224
Contingent consideration payments for acquisition of businesses	(779)	-

Net cash provided by financing activities	55,309	27,166

Effect of exchange rate changes on cash	3,184	(5,133)

Net increase (decrease) in cash and cash equivalents	(455)	14,072
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$214,056	$255,795

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,074	$3,483
Income taxes, net of refund	40,061	63,415

Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired	$(8,053)	$1,069
Fair value of intangible assets acquired	18,204	5,076
Fair value of goodwill	26,130	11,290
Less: Fair value of contingent liability payable	(5,235)	(1,725)
Less: Fair value of working capital settlement payable	(939)	-

Cash paid for acquisition	30,107	15,710
Cash acquired	(2,038)	(1,224)

Net cash used	$28,069	$14,486

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1)    Interim Statement Presentation
The condensed consolidated financial statements included herein have been prepared by Cerner Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.
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
Our second fiscal quarter ends on the Saturday closest to June 30. The 2011 and 2010 second quarters ended on July 2, 2011 and July 3, 2010, respectively. All references to years in these notes to condensed consolidated financial statements represent the three or six months ended of the second fiscal quarter, respectively, unless otherwise noted.
Stock Split
On May 27, 2011, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on June 24, 2011 to shareholders of record as of June 15, 2011. In connection with the stock split, 790,000 treasury shares previously reflected in the consolidated balance sheets were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.
Under the terms of our outstanding equity awards, the stock split increased the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the stock split ratio and caused a proportionate decrease in the exercise price of such awards to the extent they were stock options.
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
We adopted ASU 2009-13 for all new and materially modified arrangements on a prospective basis beginning January 2, 2011. We have reviewed the primary accounting literature related to the elements that typically get bundled into our arrangements and determined that the majority of the elements fall in to two different accounting units. One unit is comprised of software and software-related elements which include our licensed software, licensed software support, application services provider, subscriptions, professional services, remote hosting, sublicensed software and sublicensed software support. The second unit of accounting is non-software elements, which include hardware and hardware maintenance.
The majority of our multiple-element arrangements do not contain both software and non-software deliverables such as hardware and thus are not impacted by the new guidance. For our arrangements that are impacted by ASU 2009-

13, we determined fair value based upon vendor-specific objective evidence (VSOE), if it existed, and in instances where VSOE did not exist (primarily for our Licensed Software), we determined fair value based upon the estimated selling price concept. The application of this concept relies primarily on historical pricing and management guidance for similarly sized arrangements.
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
Recently Issued Accounting Pronouncements
ASU 2011-05. In June 2011, the FASB issued ASU 2011-05 —Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 is effective for us in our first quarter of 2012 and is required to be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements, but we do not expect its adoption will have a material effect on our consolidated financial statements.
(2)    Acquisitions
On May 23, 2011, we completed the purchase of 100% of the outstanding common shares of Resource Systems, Inc., developer of the CareTracker® point-of-care electronic documentation system primarily used within skilled nursing and assisted living facilities. Cerner believes that there is significant market opportunity for information technology solutions in the long-term care market as the U.S. population ages and life expectancy continues to increase.
Consideration for the acquisition of Resource Systems is expected to total $36.3 million consisting of up-front cash plus additional contingent consideration, which is payable if we achieve certain revenue milestones through the quarters ending June 30, 2012 and December 29, 2012 and bookings milestones through the quarters ending June 30, 2012 and June 29, 2013 from the clients acquired from Resource Systems. We valued the contingent consideration at $5.2 million based on a probability-weighted assessment of potential contingent consideration payment scenarios. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

(In thousands)
Allocation Amount
Tangible assets and liabilities
Current assets	$5,249
Property and equipment	209
Current liabilities	(6,803)
Deferred tax liabilities	(6,708)

Total net tangible liabilities acquired	(8,053)
Intangible assets
Customer relationships	11,204
Existing technologies	6,401
Non-compete agreements	599

Total intangible assets acquired	18,204
Goodwill	26,130

Total purchase price	$36,281

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
The goodwill of $26.1 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and Resource Systems. All of the goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. The other identifiable intangible assets are being amortized over five years. The operating results of Resource Systems were combined with our operating results subsequent to the purchase date of May 23, 2011. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.
(3)    Fair Value Measurements
We determine fair value measurements used in our condensed consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		July 2, 2011			January 1, 2011
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$48,060	$-	$-	$44,237	$-	$-
Time deposits	Cash equivalents	-	6,686	-	-	-	-
Time deposits	Short-term investments	-	56,591	-	-	41,764	-
Commercial paper	Short-term investments	-	44,800	-	-	44,500	-
Government and corporate bonds	Short-term investments	-	366,575	-	-	251,787	-
Auction rate securities	Short-term investments	-	-	-	-	18,450	-
Government and corporate bonds	Long-term investments	-	329,990	-	-	264,467	-
We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $101.8 million at July 2, 2011.

(4)    Receivables
Receivables consist primarily of accounts receivable and contracts receivable. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by us at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to health care providers located throughout the United States and in certain non-U.S. countries.
We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first six months of 2011 and 2010 totaled $4.0 million and $6.0 million, respectively. A summary of net receivables is as follows:

(In thousands)	July 2, 2011	January 1, 2011

Gross accounts receivable	$365,192	$352,554
Less: Allowance for doubtful accounts	18,751	15,550

Accounts receivable, net of allowance	346,441	337,004

Contracts receivable	157,849	139,901

Total receivables, net	$504,290	$476,905

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 2, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the second quarter ended July 2, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
During the first six months of 2011 and 2010, we received total client cash collections of $1.0 billion and $930.7 million, respectively, of which $35.1 million and $25.3 million were received from third party arrangements with non-recourse payment assignments.
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
Our effective tax rate was 33.9% and 35.4% for the first six months of 2011 and 2010, respectively. This decrease was primarily due to the research and development tax credit being in effect for the first six months of 2011 while it was not effective for the first six months of 2010 and a favorable foreign tax audit settlement during the first quarter of 2011.
During the first quarter of 2010, the Internal Revenue Service commenced its examination of the 2008 and 2009 income tax returns. We do not believe this examination will have a material effect on our financial position, results of operations or liquidity.
As of the end of the second quarter of 2011, we do not anticipate any settlements of the aforementioned matter or any of our remaining unrecognized tax benefits within the next 12 months.

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

	Three Months Ended
	2011			2010
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$72,044	168,299	$0.43	$55,477	164,669	$0.34
Effect of dilutive securities:
Stock options and non-vested restricted stock	-	5,292		-	6,004

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$72,044	173,591	$0.42	$55,477	170,673	$0.33

Options to purchase 2.2 million and 1.2 million shares of common stock at per share prices ranging from $38.99 to $60.62 and $29.11 to $43.35 were outstanding at July 2, 2011 and July 3, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 0.2 million performance based non-vested stock awards outstanding as of July 2, 2011, as all necessary conditions of such contingently issuable shares have not been satisfied.

	Six Months Ended
	2011			2010
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$136,600	167,706	$0.81	$105,763	164,291	$0.64
Effect of dilutive securities:
Stock options and non-vested restricted stock	-	5,422		-	6,156

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$136,600	173,128	$0.79	$105,763	170,447	$0.62

Options to purchase 1.8 million and 0.8 million shares of common stock at per share prices ranging from $38.06 to $60.62 and $29.11 to $43.35 were outstanding for the six months ended July 2, 3011 and July 3, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. In addition, the computation of diluted earnings per share does not include 0.2 million performance based non-vested stock awards outstanding as of July 2, 2011, as all necessary conditions of such contingently issuable shares have not been satisfied.
(7)    Share-Based Compensation
On March 11, 2011, approximately 208,000 stock options were granted to executive officers and other executive level associates under our Long-Term Incentive Plan F. These awards will vest 40% on March 11, 2013, and 20% will vest on March 11, 2014, 2015 and 2016. The fair value of each of these awards was $25.72 per award. Total compensation expense related to these awards is $5.3 million, which is expected to be recognized over a period of 5 years.
On March 11, 2011, we granted approximately 120,000 shares of performance-based non-vested restricted stock to certain executive officers, pursuant to our Long-Term Incentive Plan F. The fair value of each of these awards was $51.60 based on the closing price of our common stock on the date of grant. These awards are scheduled to vest 10% on June 1, 2012 and 2013 and the remaining 80% on June 1, 2014, contingent upon the objective performance metric of a relative adjusted GAAP earnings growth percentage over 2010 for each respective year. These performance awards are also subject to reduction based on an annual subjective performance assessment related to individual performance and performance goal attainment, as defined in the award agreements. The amount of compensation expense recognized is based on management’s estimate of the most likely outcome and will be reassessed at each reporting date through the final vesting date, which may result in adjustments to compensation cost. On May 13, 2011, approximately 33% of the above performance-based awards were forfeited due to the resignation of an executive officer. Based on a current period vesting probability assessment, total compensation cost related to the remaining awards is $4.1 million and is expected to be recognized over a period of 3 years.
On May 3, 2011, approximately 876,000 stock options were granted to executive level associates under our Long-Term Incentive Plan F and Long-Term Incentive Plan G. These awards will vest 40% on May 3, 2013, and 20% will vest on May 3, 2014, 2015 and 2016. The weighted average fair value of each of these awards was $29.38 per award. Total compensation expense related to these awards is $25.7 million, which is expected to be recognized over a period of 5 years.
On May 27, 2011, we granted approximately 22,400 shares of non-vested restricted stock to our board members under our 2011 Omnibus Equity Incentive Plan. The fair value of each of these awards was $60.14 based on the closing price of our common stock on the date of grant. The majority of these awards are scheduled to vest 100% on May 17, 2012. Total compensation expense related to these awards is $1.3 million, which is expected to be recognized over a one-year period.
The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested restricted shares and Associate Stock Purchase Plan shares:

	Three Months Ended		Six Months Ended
(In thousands)	2011	2010	2011	2010

Stock option and non-vested restricted share compensation expense	$6,187	$5,656	$13,131	$10,806
Associate stock purchase plan expense	566	404	1,048	805
Amounts capitalized in software development costs, net of amortization	(185)	(214)	(250)	(258)

Amounts charged against earnings, before income tax benefit	$6,568	$5,846	$13,929	$11,353

Amount of related income tax benefit recognized in earnings	$2,502	$2,178	$5,307	$4,229

As of July 2, 2011, there was $72.5 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.34 years.
(8)    Comprehensive Income
Total comprehensive income, which includes net earnings, foreign currency translation adjustments and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $76.2 million and $43.5 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $152.5 and $87.1 million for the six months ended July 2, 2011 and July 3, 2010, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.
As of July 2, 2011, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.
The following tables represent the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

(In thousands)
	Balance Sheet	Fair Value
	Classification	July 2, 2011	January 1, 2011
Net investment hedge	Short-term (S/T) liabilities	$14,928	$14,488
Net investment hedge	Long-term (L/T) liabilities	59,711	57,950

Total net investment hedge		$74,639	$72,438

(In thousands)

	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
	For the Three Months Ended		For the Six Months Ended
	2011	2010	2011	2010

Net investment hedge — S/T	$(20)	$3	$272	$565
Net investment hedge — L/T	(78)	18	1,090	2,826

Total net investment hedge	$(98)	$21	$1,362	$3,391

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency gain of $0.1 million and $0.7 million during the three months ended July 2, 2011 and July 3, 2010, respectively, and a nominal loss during the six months ended July 2, 2011 and a gain of $0.6 million for the six months ended July 3, 2010.
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
(10)    Segment Reporting
We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes revenues not generated by the operating segments and expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative, share-based compensation expense and depreciation. We manage our operating segments to the operating earnings level. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures.
Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and six months ended July 2, 2011 and July 3, 2010.

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2011
Revenues	$450,254	$73,969	$—	$524,223

Cost of revenues	87,413	11,069	—	98,482
Operating expenses	106,126	31,671	179,971	317,768

Total costs and expenses	193,539	42,740	179,971	416,250

Operating earnings (loss)	$256,715	$31,229	$(179,971)	$107,973

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2010
Revenues	$381,017	$74,984	$—	$456,001

Cost of revenues	64,149	14,062	—	78,211
Operating expenses	104,335	34,382	152,721	291,438

Total costs and expenses	168,484	48,444	152,721	369,649

Operating earnings (loss)	$212,533	$26,540	$(152,721)	$86,352

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended 2011
Revenues	$871,244	$144,643	$—	$1,015,887

Cost of revenues	165,338	23,824	—	189,162
Operating expenses	211,475	60,770	352,808	625,053

Total costs and expenses	376,813	84,594	352,808	814,215

Operating earnings (loss)	$494,431	$60,049	$(352,808)	$201,672

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Six months ended 2010
Revenues	$736,332	$151,006	$—	$887,338

Cost of revenues	125,390	20,905	—	146,295
Operating expenses	209,058	64,095	305,882	579,035

Total costs and expenses	334,448	85,000	305,882	725,330

Operating earnings (loss)	$401,884	$66,006	$(305,882)	$162,008

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
Our second fiscal quarter ends on the Saturday closest to June 30. The 2011 and 2010 second quarters ended on July 2, 2011 and July 3, 2010, respectively. All references to years in the MD&A represent the respective three or six months ended of the second fiscal quarters, unless otherwise noted.
On May 27, 2011, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on June 24, 2011 to shareholders of record as of June 15, 2011. In connection with the stock split, 790,000 treasury shares previously reflected in the consolidated balance sheets were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.
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
Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, health care devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of health care. We implement the health care solutions as stand-alone, combined or enterprise-wide systems. Cerner Millennium® software solutions can be managed by our clients or in our data centers via a managed services model.

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 10% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 9,000 facilities around the world, including more than 2,600 hospitals; 3,500 physician practices covering more than 30,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; and 1,600 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers who have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current health care information technology (HCIT) partners.
We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner Healthe™ employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside the United States. Many non-U.S. markets have a low penetration of HCIT solutions and their governing bodies are in many cases focused on HCIT as part of their strategy to improve the quality and lower the cost of health care.
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
The Health Care and Health Care IT Industry
We believe there are several factors that are favorable for the HCIT industry over the next decade, despite some lingering weakness in the global economy. Because HCIT solutions play an important role in health care by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States health care providers also recognize that they must invest in HCIT to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, with the Centers for Medicare and Medicaid Services estimating United States health care spending at $2.6 trillion or 17.5 percent of 2010 Gross Domestic Product, politicians and policymakers agree that the growing cost of our health care system is unsustainable. Leaders of both political parties recognize that the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. This belief is supported by a 2005 study by RAND Corp., which estimated that the widespread adoption of HCIT in the United States could cut health care costs by $162 billion annually.
The broad recognition that HCIT is essential to helping control health care costs and improving quality contributed to the inclusion of HCIT incentives in the American Recovery and Reinvestment Act of 2009 (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion in incentives for health care organizations to modernize operations through “meaningful use” of HCIT. These incentives are contributing to increased demand for HCIT solutions and services in the United States.

Another element in the United States marketplace is the health care reform legislation that passed in 2010. We believe the legislation, which promises to drive insurance coverage to an estimated 32 million additional consumers, could have many second order effects on our clients. For example, health care providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, ICD-10 coding requirements, and waste, fraud and abuse measures.
We believe the above factors create strong incentives for providers to maximize efficiency and create the need for additional investments in HCIT solutions and services. Cerner is well positioned to benefit from this expected increase in demand due to our large footprint in United States hospitals and physician practices and our proven ability to deliver value to our clients.
Outside the United States, the economic downturn of the last few years has impacted and could continue to impact our results. However, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling health care spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize HCIT as an important piece of the solution to these issues.
In summary, while the current economic environment has impacted our business, we believe the fundamental value proposition of HCIT remains strong. The HCIT industry will likely benefit as health care providers and governments continue to recognize that these solutions and services contribute to safer, more efficient health care.
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the second quarter of 2011. New business bookings revenue, which reflects the value of executed contracts for software, hardware and professional services and managed services, was $649.9 million in the second quarter of 2011, which was an increase of 39% compared to $467.8 million in the second quarter of 2010. Revenues for the second quarter of 2011 increased 15% to $524.2 million compared to $456.0 million in the year-ago quarter. The year-over-year increase in revenue reflects improved economic conditions and demand driven by the United States stimulus incentives related to HCIT. As discussed above in the “Health Care and Health Care IT Industry”, we believe the HITECH incentives and the nation’s focus on improving the efficiency and quality of health care will create a period of increased HCIT demand in the United States.
Second quarter 2011 net earnings increased 30% to $72.0 million compared to $55.5 million in the second quarter of 2010. Diluted earnings per share increased 27% to $0.42 compared to $0.33 in the second quarter of 2010. Second quarter 2011 and 2010 net earnings and diluted earnings per share reflect the impact of accounting for stock-based compensation using the fair value method to measure and record expense for stock options, pursuant to Accounting Standards Codification (ASC), 718, Stock Compensation. The effect of these expenses reduced the second quarter 2011 net earnings and diluted earnings per share by $4.1 million and $0.02, respectively, and second quarter 2010 net earnings and diluted earnings per share by $3.7 million and $0.02, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling selling, general and administrative expenses. Our second quarter 2011 operating margin was 20.6%, which is 170 basis points higher than the year-ago quarter.
We had strong cash collections of receivables of $509.0 million in the second quarter of 2011 compared to $447.0 million in the second quarter of 2010. Days sales outstanding was 88 days in the second quarter of 2011 compared to 87 days in the first quarter of 2011 and 88 days in the second quarter of 2010. Operating cash flows for the second quarter of 2011 were strong at $122.1 million compared to $110.2 million in the second quarter of 2010.

Results of Operations
Three Months Ended July 2, 2011 Compared to Three Months Ended July 3, 2010
The following table presents a summary of the operating information for the second quarters of 2011 and 2010:

		% of		% of
(In thousands)	2011	Revenue	2010	Revenue	% Change

Revenues
System sales	$157,145	30%	$135,902	30%	16%
Support and maintenance	138,180	26%	127,999	28%	8%
Services	217,150	42%	183,576	40%	18%
Reimbursed travel	11,748	2%	8,524	2%	38%

Total revenues	524,223	100%	456,001	100%	15%

Costs of revenue
Costs of revenue	98,482	19%	78,211	17%	26%

Total margin	425,741	81%	377,790	83%	13%

Operating expenses
Sales and client service	210,213	40%	190,030	42%	11%
Software development	69,790	14%	67,988	15%	3%
General and administrative	37,765	7%	33,420	7%	13%

Total operating expenses	317,768	61%	291,438	64%	9%

Total costs and expenses	416,250	79%	369,649	81%	13%

Operating earnings	107,973	20.6%	86,352	18.9%	25%

Interest income (expense), net	2,875		421
Other income (expense), net	5		(495)
Income taxes	(38,809)		(30,801)

Net earnings	$72,044		$55,477		30%

Revenues & Backlog
Revenues increased 15% to $524.2 million for the second quarter 2011 from $456.0 million for the same period in 2010.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 16% to $157.1 million for the second quarter of 2011 from $135.9 million for the same period in 2010. The increase in system sales was driven by a strong increase in licensed software and subscriptions.

•
Support and maintenance revenues increased 8% to $138.2 million during the second quarter of 2011 from $128.0 million during the same period in 2010. This increase was attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grow.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 18% to $217.2 million from $183.6 million for the same period in 2010. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 23% in the second quarter of 2011 compared to the same period in 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	July 2, 2011	July 3, 2010

Contract backlog	$4,736,253	$3,847,337
Support and maintenance backlog	678,626	636,699

Total backlog	$5,414,879	$4,484,036

Costs of Revenue
Cost of revenues was 19% of total revenues in the second quarter of 2011, compared to 17% in the same period of 2010. The higher cost of revenues as a percent of revenue was primarily driven by lower margin on technology resale, which was due to a higher mix of medical device resale with lower than historical levels of margin, and a slightly higher level of third party consulting costs. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 9% to $317.8 million in the second quarter of 2011, compared with $291.4 million for the same period in 2010.
•
Sales and client service expenses as a percent of total revenues were 40% in the second quarter of 2011, compared to 42% in the same period of 2010. These expenses increased 11% to $210.2 million in the second quarter of 2011, from $190.0 million in the same period of 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in managed services and professional services.

•
Software development expenses as a percent of revenue were 14% in the second quarter of 2011, compared to 15% in the same period of 2010. These expenses increased 3% to $69.8 million in the second quarter of 2011, from $68.0 million in the same period of 2010. Expenditures for software development in the second quarter of 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in the second quarter of 2011, the reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the second quarters of 2011 and 2010 is as follows:

	Three Months Ended
(In thousands)	2011	2010

Software development costs	$70,469	$72,299
Capitalized software costs	(20,174)	(20,321)
Capitalized costs related to share-based payments	(415)	(411)
Amortization of capitalized software costs	19,910	16,421

Total software development expense	$69,790	$67,988

General and administrative expenses as a percent of total revenues were 7%, in the second quarter of 2011 and 2010. These expenses increased 13% to $37.8 million in the second quarter of 2011, from $33.4 million for the same period in 2010. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The increase in general and administrative expenses was driven primarily by corporate personnel costs and reduced foreign currency gains.

Non-Operating Items
•
Net interest income was $2.9 million in the second quarter of 2011 compared to net interest income of $0.4 million in the second quarter of 2010. Interest income increased to $3.9 million in the second quarter of 2011 from $2.1 million for the same period in 2010 due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $1.0 million in the second quarter of 2011 from $1.7 million for the same period in 2010, due to payments on our long-term debt.

•
Other income was insignificant in the second quarter of 2011, compared to other expense of $0.5 million for the same period in 2010. Other income and expense in the second quarter of 2010 included offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement of $4.4 million.

•
Our effective tax rate was 35.0% for the second quarter of 2011 and 35.7% for the second quarter of 2010. This decrease was primarily due to the research and development tax credit being in effect for the second quarter of 2011 while it was not effective for the second quarter of 2010.

Operations by Segment
We have two operating segments, Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Qatar, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.
The following table presents a summary of the operating information for the second quarters of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$450,254	100%	$381,017	100%	18%
Costs of revenue	87,413	19%	64,149	17%	36%
Operating expenses	106,126	24%	104,335	27%	2%

Total costs and expenses	193,539	43%	168,484	44%	15%

Domestic operating earnings	256,715	57%	212,533	56%	21%

Global Segment
Revenues	73,969	100%	74,984	100%	-1%
Costs of revenue	11,069	15%	14,062	19%	-21%
Operating expenses	31,671	43%	34,382	46%	-8%

Total costs and expenses	42,740	58%	48,444	65%	-12%

Global operating earnings	31,229	42%	26,540	35%	18%

Other, net	(179,971)		(152,721)		18%

Consolidated operating earnings	$107,973		$86,352		25%

Domestic Segment
•	Revenues increased 18% to $450.3 million in the second quarter of 2011 from $381.0 million in the same period in 2010. This increase was driven by growth across all business models, with particular strength in managed services and professional services.

•	Cost of revenues was 19% of revenues in the second quarter of 2011, compared to 17% of revenues in the same period in 2010. The higher cost of revenues as a percent of revenue was primarily driven by lower margin on technology resale, which was due to a higher mix of medical device resale with lower than historical levels of margin, and a slightly higher level of third party consulting costs.

•	Operating expenses increased 2% to $106.1 million in the second quarter of 2011, from $104.3 million in the same period in 2010, due primarily to growth in managed services and professional services expenses.
Global Segment
•	Revenues decreased 1% to $74.0 million in the second quarter of 2011 from $75.0 million in the same period in 2010. Overall, declines in technology resale revenue were partially offset by an increase in licensed software and support services revenue.

•	Cost of revenues was 15% of revenues in the second quarter of 2011, compared with 19% in the same period of 2010. The lower cost of revenues in 2011 was primarily driven by the decline in technology resale, which carries a higher cost of revenue.

•	Operating expenses decreased 8% to $31.7 million for the second quarter of 2011, from $34.4 million in the same period in 2010, primarily due to a decrease in personnel-related professional services expense.
Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 18% to $180.0 million in the second quarter of 2011 from $152.7 million in the same period in 2010. This increase was primarily due to growth in corporate personnel and software development costs.

Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010
The following table presents a summary of the operating information for the first six months of 2011 and 2010:

		% of		% of
(In thousands)	2011	Revenue	2010	Revenue	% Change

Revenues
System sales	$297,524	29%	$252,853	28%	18%
Support and maintenance	270,007	27%	255,105	29%	6%
Services	426,317	42%	363,515	41%	17%
Reimbursed travel	22,039	2%	15,865	2%	39%

Total revenues	1,015,887	100%	887,338	100%	14%

Costs of revenue
Costs of revenue	189,162	19%	146,295	16%	29%

Total margin	826,725	81%	741,043	84%	12%

Operating expenses
Sales and client service	411,561	41%	377,623	43%	9%
Software development	140,934	14%	134,767	15%	5%
General and administrative	72,558	7%	66,645	8%	9%

Total operating expenses	625,053	62%	579,035	65%	8%

Total costs and expenses	814,215	80%	725,330	82%	12%

Operating earnings	201,672	19.9%	162,008	18.3%	24%

Interest income (expense), net	4,851		2,204
Other income (expense), net	40		(571)
Income taxes	(69,963)		(57,878)

Net earnings	$136,600		$105,763		29%

Revenues & Backlog
Revenues increased 14% to $1.0 billion for the first six months of 2011 from $887.3 million for the same period in 2010.
•
System sales, which include revenues from the sale of software, technology resale (hardware and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 18% to $297.5 million for the first six months of 2011 from $252.9 million for the same period in 2010. The increase in system sales was driven by a strong increase in licensed software, subscriptions and technology resale.

•
Support and maintenance revenues increased 6% to $270.0 million during the first six months of 2011 from $255.1 million during the same period in 2010. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•
Services revenue, which includes professional services excluding installation, and managed services, increased 17% to $426.3 million from $363.5 million for the same period in 2010. This increase is driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 23% in the first six months of 2011 compared to the same period in 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	July 2, 2011	July 3, 2010

Contract backlog	$4,736,253	$3,847,337
Support and maintenance backlog	678,626	636,699

Total backlog	$5,414,879	$4,484,036

Costs of Revenue
Cost of revenues was 19% of total revenues in the first six months of 2011, as compared to 16% in the same period of 2010. The higher cost of revenues as a percent of revenue was primarily driven by lower margin on technology resale, which was due to a higher mix of medical device resale with lower than historical levels of margin, and a slightly higher level of third party consulting costs. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 8% to $625.1 million in the first six months of 2011, compared with $579.0 million for the same period in 2010.
•
Sales and client service expenses as a percent of total revenues were 41% in the first six months of 2011, compared to 43% in the same period of 2010. These expenses increased 9% to $411.6 million in the first six months of 2011, from $377.6 million in the same period of 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business, a higher level of professional services expenses, slightly offset by a decrease in bad debt expense.

•
Software development expense as a percent of total revenues was 14% in the first six months of 2011, compared to 15% in the same period of 2010. These expenses increased 5% to $140.9 million in the first six months of 2011, from $134.8 million in the same period of 2010. Expenditures for software development in the first half of 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in the first six months of 2011, the reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first six months of 2011 and 2010 is as follows:

	Six Months Ended
(In thousands)	2011	2010

Software development costs	$143,021	$143,756
Capitalized software costs	(40,345)	(40,603)
Capitalized costs related to share-based payments	(710)	(645)
Amortization of capitalized software costs	38,968	32,259

Total software development expense	$140,934	$134,767

•
General and administrative expenses as a percent of total revenues were 7% in the first six months of 2011, compared to 8% for the same period in 2010. These expenses increased 9% to $72.6 million in the first six months of 2011, from $66.6 million for the same period in 2010. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. An increase in corporate personnel costs accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items
•
Net interest income was $4.9 million in the first six months of 2011 compared to net interest income of $2.2 million in the first six months of 2010. Interest income increased to $7.4 million in the first six months of 2011 from $5.8 million for the same period in 2010, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $2.5 million in the first six months of 2011 from $3.6 million for the same period in 2010, due primarily to long-term debt payments made in the fourth quarter of 2010.

•
Other income was insignificant in the first six months of 2011, compared to other expense of $0.6 million for the same period in 2010. Other income and expense in the first six months of 2010 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the amount of $5.7 million.

•
Our effective tax rate was 33.9% for the first six months of 2011 and 35.4% for the first six months of 2010. This decrease was primarily due to the research and development tax credit being in effect for the first six months of 2011 while it was not effective for the first six months of 2010 and a favorable foreign tax audit settlement during the first quarter.

Operations by Segment
We have two operating segments, Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, India, Ireland, Malaysia, Puerto Rico, Qatar, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.
The following table presents a summary of the operating information for the first six months of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$871,244	100%	$736,332	100%	18%
Costs of revenue	165,338	19%	125,390	17%	32%
Operating expenses	211,475	24%	209,058	28%	1%

Total costs and expenses	376,813	43%	334,448	45%	13%

Domestic operating earnings	494,431	57%	401,884	55%	23%

Global Segment
Revenues	144,643	100%	151,006	100%	-4%
Costs of revenue	23,824	16%	20,905	14%	14%
Operating expenses	60,770	42%	64,095	42%	-5%

Total costs and expenses	84,594	58%	85,000	56%	0%

Global operating earnings	60,049	42%	66,006	44%	-9%

Other, net	(352,808)		(305,882)		15%

Consolidated operating earnings	$201,672		$162,008		24%

Domestic Segment
•
Revenues increased 18% to $871.2 million in the first six months of 2011 from $736.3 million the same period in 2010. This increase was driven by growth in professional services, managed services, technology resale and licensed software.

•
Cost of revenues increased to 19% of revenues in the first six months of 2011, compared to 17% in the same period in 2010. The higher cost of revenues as a percent of revenue was primarily driven by lower margin on technology resale, which was due to a higher mix of medical device resale with lower than historical levels of margin, and a slightly higher level of third party consulting costs.

•
Operating expenses increased 1% to $211.5 million in the first six months of 2011, from $209.1 million in the same period in 2010, due primarily to growth in managed services and professional services expense, offset by a decrease in bad debt expense.

Global Segment
•
Revenues decreased 4% to $144.6 million in the first six months of 2011 from $151.0 million in the same period in 2010. Overall, declines in licensed software, technology resale and professional service revenue were partially offset by an increase in support services and managed services revenue. The global revenue comparisons were also impacted by a change in certain contract accounting estimates during the first quarter of 2010.

•	Cost of revenues was 16% of revenues in the first six months of 2011, compared with 14% in the same period of 2010.

•
Operating expenses decreased 5% to $60.8 million for the first six months of 2011, from $64.1 million in the same period in 2010, primarily due to a decrease in personnel-related professional services expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 15% to $352.8 million in the first six months of 2011 from $305.9 million in the same period in 2010. This increase was primarily due to growth in corporate personnel and software development costs, slightly offset by lower depreciation expense.
Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits, and short-term investments. At July 2, 2011, we had cash and cash equivalents of $214.1 million and short-term investments of $468.0 million compared to cash and cash equivalents of $214.5 million and short-term investments of $356.5 million at January 1, 2011. Approximately 22% of our cash, cash equivalents and short-term investments as of July 2, 2011 and January 1, 2011 were held outside of the United States.
Additionally, we maintain a $90.0 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of July 2, 2011, we were in compliance with. The current agreement expires on May 31, 2013. As of July 2, 2011, we had no outstanding borrowings under this agreement; however, we have $10.4 million of outstanding letters of credit, which reduced our available borrowing capacity to $79.6 million.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2011.
During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 2, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the second quarter ended July 2, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.
The following table summarizes our cash flows in the first six months of 2011 and 2010:

	Six Months Ended
(In thousands)	2011	2010

Cash flows from operating activities	$248,628	$215,741
Cash flows from investing activities	(307,576)	(223,702)
Cash flows from financing activities	55,309	27,166
Effect of exchange rate changes on cash	3,184	(5,133)

Total change in cash and cash equivalents	(455)	14,072
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$214,056	$255,795

Free cash flow (non-GAAP)	$155,896	$118,482

Cash from Operating Activities

	Six Months Ended
(In thousands)	2011	2010

Cash collections from clients	$1,040,110	$930,749
Cash paid to employees and suppliers and other	(748,347)	(648,110)
Cash paid for interest	(3,074)	(3,483)
Cash paid for taxes, net of refund	(40,061)	(63,415)

Total cash from operations	$248,628	$215,741

Cash flow from operations increased in the first six months of 2011 as compared to the same period of 2010 due primarily to the increase in cash impacting earnings, which was partially offset by cash provided by working capital. During the first six months of 2011 and 2010, we received total client cash collections of $1.0 billion and $930.7 million, respectively, of which 3% in each period were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 88 days in the second quarter of 2011, 87 days in the fourth quarter of 2010 and 88 days in the second quarter of 2010. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 6% in the first six months of 2011 compared to the first six months of 2010. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities
Cash flows from investing activities consist primarily of cash used in acquisitions, capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, capitalized land, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2011 is expected to increase from our 2010 levels; however, we also expect strong levels of free cash flow.
In addition, during the second quarter 2011, we completed our acquisition of Resource Systems for approximately $28.1 million, net of the cash acquired. During the first quarter 2010, we completed our acquisition of IMC Healthcare, Inc. for approximately $14.5 million, net of the cash acquired.
Cash from Financing Activities

	Six Months Ended
(In thousands)	2011	2010

Long-term debt repayments	$(454)	$(1,686)
Cash from option exercises (including excess tax benefits)	56,542	27,336
Other, net	(779)	1,516

Total cash flows from financing activities	$55,309	$27,166

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

Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2011	2010	2011	2010

Cash flows from operating activities	$122,127	$110,238	$248,628	$215,741
Capital purchases	(30,305)	(23,903)	(51,677)	(56,011)
Capitalized software development costs	(20,589)	(20,732)	(41,055)	(41,248)

Free cash flow (non-GAAP)	$71,233	$65,603	$155,896	$118,482

Free cash flow increased $37.4 million in the first six months of 2011 as compared to the same period in 2010, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the six months ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares That May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (a)	Paid per Share	or Programs	or Programs

April 3, 2011 - April 30, 2011	—	—	—	—
May 1, 2011 - May 28, 2011	—	—	—	—
May 29, 2011 - July 2, 2011	6,496	59.58	—	—

Total	6,496	59.58	—

(a)
All of the shares presented on the table above were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F. The Long-Term Incentive Plan F allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the Long-Term Incentive Plan F, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

Item 6.	Exhibits
(a)	Exhibits

31.1	Certification of Neal L. Patterson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc G. Naughton, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INS XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION Registrant
August 1, 2011	By:	/s/Marc G. Naughton
Date		Marc G. Naughton
Chief Financial Officer (duly authorized officer and principal financial officer)