Form 10-Q
period 2011-10-01
CERNER CORP /MO/
filed 2011-10-28
CIK 804753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 169,405,814 shares of Common Stock, $.01 par value, outstanding at October 20, 2011.

CERNER CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of October 1, 2011 (unaudited) and January 1, 2011	1

	Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information:	27

Item 6.	Exhibits	27

	EX-31.1

	EX-31.2

	EX-32.1

	EX-32.2

	EX-101 INSTANCE DOCUMENT

	EX-101 SCHEMA DOCUMENT

	EX-101 CALCULATION LINKBASE DOCUMENT

	EX-101 LABELS LINKBASE DOCUMENT

	EX-101 PRESENTATION LINKBASE DOCUMENT

	EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 1, 2011 (unaudited) and January 1, 2011

(In thousands, except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$231,194	$214,511
Short-term investments	524,011	356,501
Receivables, net	548,048	476,905
Inventory	12,286	11,036
Prepaid expenses and other	97,033	83,272
Deferred income taxes	10,560	3,836

Total current assets	1,423,132	1,146,061

Property and equipment, net	493,594	498,829
Software development costs, net	247,037	244,848
Goodwill	187,857	161,374
Intangible assets, net	55,323	38,468
Long-term investments	334,765	264,467
Other assets	101,860	68,743

Total assets	$2,843,568	$2,422,790

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$79,345	$65,035
Current installments of long-term debt	34,560	24,837
Deferred revenue	137,924	109,351
Accrued payroll and tax withholdings	93,411	86,921
Other accrued expenses	32,262	19,788

Total current liabilities	377,502	305,932

Long-term debt and other obligations	99,281	67,923
Deferred income taxes and other liabilities	147,518	126,215
Deferred revenue	11,913	17,303

Total liabilities	636,214	517,373

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 169,388,233 shares issued at October 1, 2011 and 168,058,570 shares issued at January 1, 2011	1,694	1,681
Additional paid-in capital	710,926	616,972
Retained earnings	1,506,270	1,290,835
Accumulated other comprehensive loss, net	(11,656)	(4,191)

Total Cerner Corporation shareholders’ equity	2,207,234	1,905,297

Noncontrolling interest	120	120

Total shareholders’ equity	2,207,354	1,905,417

Total liabilities and shareholders’ equity	$2,843,568	$2,422,790

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended October 1, 2011 and October 2, 2010

(unaudited)

	Three Months Ended		Nine Months Ended

(In thousands, except per share data)	2011	2010	2011	2010

Revenues:
System sales	$188,698	$133,439	$486,222	$386,292
Support, maintenance and services	371,467	321,289	1,067,791	939,909
Reimbursed travel	11,475	7,955	33,514	23,820

Total revenues	571,640	462,683	1,587,527	1,350,021

Costs and expenses:
Cost of system sales	84,268	57,396	204,254	155,087
Cost of support, maintenance and services	24,721	13,797	71,858	46,536
Cost of reimbursed travel	11,475	7,955	33,514	23,820
Sales and client service	220,177	189,320	631,738	566,943
Software development (Includes amortization of $20,919 and $59,887 for the three and nine months ended October 1, 2011; and $17,756 and $50,015 for the three and nine months ended October 2, 2010.)	72,544	67,257	213,478	202,024
General and administrative	38,063	32,966	110,621	99,611

Total costs and expenses	451,248	368,691	1,265,463	1,094,021

Operating earnings	120,392	93,992	322,064	256,000

Other income (expense):
Interest income, net	2,770	87	7,621	2,291
Other income (expense), net	5	5	45	(566)

Total other income, net	2,775	92	7,666	1,725

Earnings before income taxes	123,167	94,084	329,730	257,725
Income taxes	(44,332)	(33,212)	(114,295)	(91,090)

Net earnings	$78,835	$60,872	$215,435	$166,635

Basic earnings per share	$0.47	$0.37	$1.28	$1.01

Diluted earnings per share	$0.45	$0.36	$1.24	$0.98

Basic weighted average shares outstanding	169,140	165,095	168,343	164,559

Diluted weighted average shares outstanding	174,283	170,721	173,656	170,546

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended October 1, 2011 and October 2, 2010

(unaudited)

	Nine Months Ended

(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$215,435	$166,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	156,841	140,871
Share-based compensation expense	20,363	17,050
Provision for deferred income taxes	9,246	18,802

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(103,829)	(2,915)
Inventory	(1,200)	3,174
Prepaid expenses and other	1,469	16,675
Accounts payable	8,026	24,455
Accrued income taxes	4,662	(21,393)
Deferred revenue	18,932	(14,780)
Other accrued liabilities	47,860	(13,877)

Net cash provided by operating activities	377,805	334,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(75,602)	(75,341)
Capitalized software development costs	(61,827)	(61,783)
Purchases of investments	(870,960)	(627,904)
Maturities of investments	615,219	379,705
Purchase of other intangibles	(8,395)	(8,034)
Acquisition of businesses, net of cash acquired	(28,069)	(14,486)

Net cash used in investing activities	(429,634)	(407,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	—	1,516
Repayment of long-term debt	(715)	(2,404)
Proceeds from excess tax benefits from stock compensation	34,009	17,884
Proceeds from exercise of options	36,463	23,266
Contingent consideration payments for acquisition of businesses	(779)	—

Net cash provided by financing activities	68,978	40,262

Effect of exchange rate changes on cash	(466)	2,908

Net increase (decrease) in cash and cash equivalents	16,683	(29,976)
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$231,194	$211,747

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,081	$3,483
Income taxes, net of refund	62,328	88,238
Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired (assumed)	$(8,053)	$1,069
Fair value of intangible assets acquired	18,204	5,076
Fair value of goodwill	26,130	11,290
Less: Fair value of contingent liability payable	(5,235)	(1,725)
Less: Fair value of working capital settlement payable	(939)	—

Cash paid for acquisition	30,107	15,710
Cash acquired	(2,038)	(1,224)

Net cash used	$28,069	$14,486

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Statement Presentation

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2011 and 2010 third quarters ended on October 1, 2011 and October 2, 2010, respectively. All references to years in these notes to condensed consolidated financial statements represent the three or nine months ended of the third fiscal quarter, respectively, unless otherwise noted.

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

The majority of our multiple-element arrangements do not contain both software and non-software deliverables such as hardware and thus are not impacted by the new guidance. For our arrangements that are impacted by ASU 2009-13, we determined fair value based upon vendor-specific objective evidence (VSOE), if it existed, and in instances where VSOE did not exist (primarily for our licensed software), we determined fair value based upon the estimated selling price concept. The application of this concept relies primarily on historical pricing and management guidance for similarly sized arrangements.

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

Recently Issued Accounting Pronouncements

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05 —Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 is effective for us in the first quarter of 2012 and is required to be applied retrospectively. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

ASU 2011-08. In September 2011, the FASB issued ASU 2011-08 —Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by ASC Topic 350. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in 2012, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

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

Consideration for the acquisition of Resource Systems is expected to total $36.3 million consisting of up-front cash plus additional contingent consideration, which is payable if we achieve certain revenue milestones through the quarters ending June 30, 2012 and December 29, 2012 and bookings milestones through the quarters ending June 30, 2012 and June 29, 2013 from the clients acquired from Resource Systems. We valued the contingent consideration at $5.2 million based on a probability-weighted assessment of potential contingent consideration payment scenarios, which remains unchanged at October 1, 2011. The allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		October 1, 2011			January 1, 2011
Description	Balance Sheet Classification	Fair Value Measurements Using			Fair Value Measurements Using
		Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$58,393	$—	$—	$44,237	$—	$—
Time deposits	Cash equivalents	—	6,671	—	—	—	—
Time deposits	Short-term investments	—	57,028	—	—	41,764	—
Commercial paper	Short-term investments	—	31,750	—	—	44,500	—
Government and corporate bonds	Short-term investments	—	435,233	—	—	251,787	—
Auction rate securities	Short-term investments	—	—	—	—	18,450	—
Government and corporate bonds	Long-term investments	—	334,765	—	—	264,467	—

We classify our long-term, fixed rate debt as a long-term liability on the balance sheet and estimate the fair value using a Level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, was approximately $99.0 million at October 1, 2011.

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

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for the first nine months of 2011 and 2010 totaled $8.4 million and $7.5 million, respectively. A summary of net receivables is as follows:

(In thousands)	October 1, 2011	January 1, 2011

Gross accounts receivable	$467,315	$352,554
Less: Allowance for doubtful accounts	22,554	15,550

Accounts receivable, net of allowance	444,761	337,004

Contracts receivable	103,287	139,901

Total receivables, net	$548,048	$476,905

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 1, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the majority of other long-term assets as of the third quarter ended October 1, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first nine months of 2011 and 2010, we received total client cash collections of $1.57 billion and $1.40 billion, respectively, of which $53.4 million and $45.8 million were received from third party arrangements with non-recourse payment assignments.

(5)	Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We classify interest and penalties associated with unrecognized tax benefits as income tax expense in our Condensed Consolidated Statements of Operations.

Our effective tax rate was 34.7% and 35.3% for the first nine months of 2011 and 2010, respectively. This decrease was primarily due to the research and development tax credit being in effect for the first nine months of 2011 while it was not effective for the first nine months of 2010, a favorable foreign tax audit settlement during the first quarter of 2011 and other discrete items.

During the first quarter of 2010, the Internal Revenue Service commenced its examination of the 2008 and 2009 income tax returns. We do not believe this examination will have a material effect on our financial position, results of operations or liquidity.

We expect that a partial settlement related to this examination will occur within the next twelve months. Related to this settlement, we expect to recognize a decrease of approximately $2 million to $3 million in unrecognized tax benefits.

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

	Three Months Ended
	2011			2010
In thousands, except per share data)	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per share:
Income available to common shareholders	$78,835	169,140	$0.47	$60,872	165,095	$0.37
Effect of dilutive securities:
Stock options and non-vested restricted stock	—	5,143		—	5,626

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$78,835	174,283	$0.45	$60,872	170,721	$0.36

Options to purchase 1.4 million shares of common stock at per share prices ranging from $42.84 to $64.68 and $29.11 to $43.35 were outstanding at October 1, 2011 and October 2, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine Months Ended
	2011			2010
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

(In thousands, except per share data)
Basic earnings per share:
Income available to common shareholders	$215,435	168,343	$1.28	$166,635	164,559	$1.01
Effect of dilutive securities:
Stock options and non-vested restricted stock	—	5,313		—	5,987

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$215,435	173,656	$1.24	$166,635	170,546	$0.98

Options to purchase 2.0 million and 1.0 million shares of common stock at per share prices ranging from $38.99 to $64.68 and $29.11 to $43.35 were outstanding at October 1, 2011 and October 2, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(7)	Share-Based Compensation

Stock Options

Options activity for the nine months ended October 1, 2011 was as follows:

	For the Nine Months Ended October 1, 2011
Options	Number of Shares (thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted- Average Remaining Contractual Term (years)

Outstanding at beginning of year	14,753	$18.87
Granted	1,261	58.24
Exercised	(2,630)	14.00
Forfeited and expired	(481)	35.31

Outstanding as of October 1, 2011	12,903	$23.09	$586,136	6.34

Exercisable as of October 1, 2011	8,351	$14.59	$450,338	5.37

As of October 1, 2011, there was $66.8 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.13 years.

Non-vested Shares

Non-vested share activity for the nine months ended October 1, 2011 was as follows:

	For the Nine Months Ended October 1, 2011
Restricted Stock	Number of Shares (thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)

Outstanding at beginning of year	222	$41.12
Granted	148	53.25
Vested	(38)	41.48
Forfeited	(90)	45.68

Outstanding as of October 1, 2011	242	$46.78	1.74

As of October 1, 2011, restricted stock outstanding includes 206,800 shares of performance-based non-vested restricted stock. Vesting is contingent upon meeting certain pre-determined performance goals, subject to reduction based on an annual subjective performance assessment related to individual performance and performance goal attainment, as defined in the award agreements. The amount of compensation expense recognized is based on management’s estimate of the most likely outcome and will be reassessed at each reporting date through the final vesting date, which may result in adjustments to compensation cost.

As of October 1, 2011, there was $7.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years.

The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested restricted shares and Associate Stock Purchase Plan shares:

	Three Months Ended		Nine Months Ended
(In thousands)	2011	2010	2011	2010

Stock option and non-vested restricted share compensation expense	$7,232	$6,244	$20,363	$17,050
Associate stock purchase plan expense	458	424	1,506	1,229

Amounts capitalized in software development costs, net of amortization	(175)	(118)	(425)	(376)

Amounts charged against earnings, before income tax benefit	$7,515	$6,550	$21,444	$17,903

Amount of related income tax benefit recognized in earnings	$2,875	$2,440	$8,182	$6,669

(8)	Comprehensive Income

Total comprehensive income, which includes net earnings, foreign currency translation adjustments and gains and losses from a hedge of our net investment in the United Kingdom (U.K.), amounted to $55.5 million and $80.7 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and $208.0 and $167.8 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. None of the items within comprehensive income, including net earnings, relate to non-controlling interests.

As of October 1, 2011, we designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in the U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of accumulated other comprehensive income (loss), to the extent the hedge is effective.

The following tables represent the fair value of the net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects:

	Balance Sheet		Fair Value
(In thousands)	Classification		October 1, 2011	January 1, 2011

Net investment hedge	Short-term (S/T) liabilities		$14,473	$14,488
Net investment hedge	Long-term (L/T) liabilities		57,891	57,950

Total net investment hedge			$72,364	$72,438

	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
	For the Three Months Ended		For the Nine Months Ended
(In thousands)	2011	2010	2011	2010

Net investment hedge - S/T	$(281)	$(361)	$(9)	$204
Net investment hedge - L/T	251	(1,803)	1,341	1,023

Total net investment hedge	$(30)	$(2,164)	$1,332	$1,227

We recognize foreign currency transaction gains and losses within the Condensed Consolidated Statements of Operations as a component of general and administrative expenses. We realized a foreign currency gain of $0.6 million and a loss of $0.9 million during the three months ended October 1, 2011 and October 2, 2010, respectively, and a gain of $0.6 million and a loss of $0.3 million during the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three and nine months ended October 1, 2011 and October 2, 2010:

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2011
Revenues	$499,497	$72,143	$—	$571,640

Cost of revenues	109,656	10,808	—	120,464
Operating expenses	110,775	33,412	186,597	330,784

Total costs and expenses	220,431	44,220	186,597	451,248

Operating earnings (loss)	$279,066	$27,923	$(186,597)	$120,392

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Three months ended 2010
Revenues	$394,052	$68,631	$—	$462,683

Cost of revenues	64,150	14,998	—	79,148
Operating expenses	102,605	29,482	157,456	289,543

Total costs and expenses	166,755	44,480	157,456	368,691

Operating earnings (loss)	$227,297	$24,151	$(157,456)	$93,992

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended 2011
Revenues	$1,370,741	$216,786	$—	$1,587,527

Cost of revenues	274,994	34,632	—	309,626
Operating expenses	322,250	94,182	539,405	955,837

Total costs and expenses	597,244	128,814	539,405	1,265,463

Operating earnings (loss)	$773,497	$87,972	$(539,405)	$322,064

	Operating Segments
(In thousands)	Domestic	Global	Other	Total
Nine months ended 2010
Revenues	$1,130,384	$219,637	$—	$1,350,021

Cost of revenues	189,540	35,903	—	225,443
Operating expenses	311,663	93,577	463,338	868,578

Total costs and expenses	501,203	129,480	463,338	1,094,021

Operating earnings (loss)	$629,181	$90,157	$(463,338)	$256,000

(11)	Subsequent Events

On October 6, 2011, we reached an agreement to acquire Clairvia, Incorporated, an organization that has spent more than a decade developing health care workforce management solutions, including Care Value Management™ and Physician Scheduler™. The acquisition closed on October 17, 2011 and is not expected to have a material impact on Cerner’s 2011 financial results.

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2011 and 2010 third quarters ended on October 1, 2011 and October 2, 2010, respectively. All references to years in the MD&A represent the respective three or nine months ended of the third fiscal quarters, unless otherwise noted.

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

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner HealtheTM employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, physician practice solutions and solutions and services for the pharmaceutical market. Finally, we are focused on selling our solutions and services outside the United States. Many non-U.S. markets have a low penetration of HCIT solutions and their governing bodies are in many cases focused on HCIT as part of their strategy to improve the quality and lower the cost of health care.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at more than 20% compound annual rates over the most recent five-and ten-year periods. We believe we can continue driving strong levels of earnings growth and leverage key areas to create operating margin expansion. The primary areas of opportunity for margin expansion include:

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

The Health Care and Health Care IT Industry

We believe there are several factors that are favorable for the HCIT industry over the next decade, despite some lingering weakness in the global economy. Because HCIT solutions play an important role in health care by improving safety, efficiency and reducing cost, they are often viewed as more strategic than other capital purchases. Most United States health care providers also recognize that they must invest in HCIT to meet regulatory, compliance and government reimbursement requirements and incentive opportunities. In addition, with the Centers for Medicare and Medicaid Services estimating United States health care spending at $2.6 trillion or 17.5 percent of 2010 Gross Domestic Product, we believe the growing cost of our health care system is unsustainable. We further believe the intelligent use of information systems will improve health outcomes and, correspondingly, drive down costs. This belief is supported by a 2005 study by RAND Corp., which estimated that the widespread adoption of HCIT in the United States could cut health care costs by $162 billion annually.

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

Another element in the United States marketplace is the health care reform legislation that passed in 2010. We believe the legislation, which promises to drive insurance coverage to up to 32 million additional consumers, could have many second order effects on our clients. For example, health care providers may face increased volumes that could create capacity constraints, and they may find it challenging to profitably provide care at the planned reimbursement rates under the expanded coverage models. We also expect additional compliance and reporting challenges for our clients in the areas of pay-for-quality, ICD-10 coding requirements, fraud, abuse and waste measures.

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

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in the third quarter of 2011. New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $650.3 million in the third quarter of 2011, which was an increase of 31% compared to $495.7 million in the third quarter of 2010. Revenues for the third quarter of 2011 increased 24% to $571.6 million compared to $462.7 million in the year-ago quarter. The year-over-year increase in revenue reflects improved economic conditions and demand driven by the United States stimulus incentives related to HCIT. As discussed above in “Health Care and Health Care IT Industry”, we believe the HITECH incentives and the nation’s focus on improving the efficiency and quality of health care will create a period of increased HCIT demand in the United States.

Third quarter 2011 net earnings increased 30% to $78.8 million compared to $60.9 million in the third quarter of 2010. Diluted earnings per share increased 25% to $0.45 compared to $0.36 in the third quarter of 2010. Third quarter 2011 and 2010 net earnings and diluted earnings per share reflect the impact of accounting for stock-based compensation using the fair value method to measure and record expense for stock options, pursuant to Accounting Standards Codification (ASC), 718, Stock Compensation. The effect of these expenses reduced the third quarter 2011 net earnings and diluted earnings per share by $4.6 million and $0.03, respectively, and third quarter 2010 net earnings and diluted earnings per share by $4.1 million and $0.02, respectively.

The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling selling, general and administrative expenses. Our third quarter 2011 operating margin was 21.1%, which is 80 basis points higher than the year-ago quarter.

We had strong cash collections of receivables of $532.8 million in the third quarter of 2011 compared to $471.8 million in the third quarter of 2010. Days sales outstanding was 87 days in the third quarter of 2011 compared to 88 days in the second quarter of 2011 and 91 days in the third quarter of 2010. Operating cash flows for the third quarter of 2011 were strong at $129.2 million compared to $119.0 million in the third quarter of 2010.

Results of Operations

Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

The following table presents a summary of the operating information for the third quarters of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Revenues
System sales	$188,698	33%	$133,439	29%	41%
Support and maintenance	138,573	24%	130,199	28%	6%
Services	232,894	41%	191,090	41%	22%
Reimbursed travel	11,475	2%	7,955	2%	44%

Total revenues	571,640	100%	462,683	100%	24%

Costs of revenue
Costs of revenue	120,464	21%	79,148	17%	52%

Total margin	451,176	79%	383,535	83%	18%

Operating expenses
Sales and client service	220,177	38%	189,320	41%	16%
Software development	72,544	13%	67,257	15%	8%
General and administrative	38,063	7%	32,966	7%	15%

Total operating expenses	330,784	58%	289,543	63%	14%

Total costs and expenses	451,248	79%	368,691	80%	22%

Operating earnings	120,392	21.1%	93,992	20.3%	28%

Interest income, net	2,770		87
Other income, net	5		5
Income taxes	(44,332)		(33,212)

Net earnings	$78,835		$60,872		30%

Revenues & Backlog

Revenues increased 24% to $571.6 million for the third quarter of 2011 from $462.7 million for the same period in 2010.

•

System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 41% to $188.7 million for the third quarter of 2011 from $133.4 million for the same period in 2010. The increase in system sales was driven by a very strong increase in technology resale and a strong increase in licensed software and subscriptions.

•

Support and maintenance revenues increased 6% to $138.6 million during the third quarter of 2011 from $130.2 million during the same period in 2010. This increase was attributable to continued success at selling Cerner Millennium applications, implementing them at client sites and initiating billing for support and maintenance fees. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•

Services revenue, which includes professional services, excluding installation, and managed services, increased 22% to $232.9 million from $191.1 million for the same period in 2010. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the third quarter of 2011 compared to the same period in 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	October 1, 2011	October 2, 2010

Contract backlog	$4,964,942	$4,018,475
Support and maintenance backlog	691,069	642,436

Total backlog	$5,656,011	$4,660,911

Costs of Revenue

Cost of revenues was 21% of total revenues in the third quarter of 2011, compared to 17% in the same period of 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings. Such costs are included in sales and client service expense.

Operating Expenses

Total operating expenses increased 14% to $330.8 million in the third quarter of 2011, compared with $289.5 million for the same period in 2010.

•

Sales and client service expenses as a percent of total revenues were 38% in the third quarter of 2011, compared to 41% in the same period of 2010. These expenses increased 16% to $220.2 million in the third quarter of 2011, from $189.3 million in the same period of 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in managed services and professional services.

•

Software development expenses as a percent of revenue were 13% in the third quarter of 2011, compared to 15% in the same period of 2010. These expenses increased 8% to $72.5 million in the third quarter of 2011, from $67.3 million in the same period of 2010. Expenditures for software development in the third quarter of 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in the third quarter of 2011, the reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the third quarters of 2011 and 2010 is as follows:

	Three Months Ended
(In thousands)	2011	2010

Software development costs	$72,397	$70,037
Capitalized software costs	(20,368)	(20,199)
Capitalized costs related to share-based payments	(404)	(337)
Amortization of capitalized software costs	20,919	17,756

Total software development expense	$72,544	$67,257

General and administrative expenses as a percent of total revenues were 7% in the third quarter of 2011 and 2010. These expenses increased 15% to $38.1 million in the third quarter of 2011, from $33.0 million for the same period in 2010. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The increase in general and administrative expenses was driven primarily by corporate personnel costs.

Non-Operating Items

•

Net interest income was $2.8 million in the third quarter of 2011, compared to net interest income of $0.1 million in the third quarter of 2010. Interest income increased to $4.1 million in the third quarter of 2011 from $1.8 million for the same period in 2010 due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $1.4 million in the third quarter of 2011 from $1.7 million for the same period in 2010, due to payments on our long-term debt.

•	Other income was insignificant for the third quarters of 2011 and 2010.

•

Our effective tax rate was 36.0% for the third quarter of 2011 and 35.3% for the third quarter of 2010. This increase was primarily due to a change in the mix of earnings between the U.S. and foreign jurisdictions and other discrete items.

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

The following table presents a summary of the operating information for the third quarters of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$499,497	100%	$394,052	100%	27%
Costs of revenue	109,656	22%	64,150	16%	71%
Operating expenses	110,775	22%	102,605	26%	8%

Total costs and expenses	220,431	44%	166,755	42%	32%

Domestic operating earnings	279,066	56%	227,297	58%	23%

Global Segment
Revenues	72,143	100%	68,631	100%	5%
Costs of revenue	10,808	15%	14,998	22%	-28%
Operating expenses	33,412	46%	29,482	43%	13%

Total costs and expenses	44,220	61%	44,480	65%	-1%

Global operating earnings	27,923	39%	24,151	35%	16%

Other, net	(186,597)		(157,456)		19%

Consolidated operating earnings	$120,392		$93,992		28%

Domestic Segment

•

Revenues increased 27% to $499.5 million in the third quarter of 2011 from $394.1 million in the same period in 2010. This increase was driven by growth across all business models, with particular strength in technology resale and professional services.

•

Cost of revenues was 22% of revenues in the third quarter of 2011, compared to 16% of revenues in the same period in 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.

•

Operating expenses increased 8% to $110.8 million in the third quarter of 2011, from $102.6 million in the same period in 2010, due primarily to growth in managed services and professional services expenses.

Global Segment

•

Revenues increased 5% to $72.1 million in the third quarter of 2011 from $68.6 million in the same period in 2010. Overall, increases in licensed software and managed services revenue were partially offset by declines in professional services and technology resale revenue.

•

Cost of revenues was 15% of revenues in the third quarter of 2011, compared with 22% in the same period of 2010. The lower cost of revenues in 2011 was primarily driven by the decline in technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 13% to $33.4 million for the third quarter of 2011, from $29.5 million in the same period in 2010, primarily due to an increase in personnel-related expense.

Other, net

Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 19% to $186.6 million in the third quarter of 2011 from $157.5 million in the same period in 2010. This increase was primarily due to growth in professional services, software development, and corporate personnel costs.

Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

The following table presents a summary of the operating information for the first nine months of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Revenues
System sales	$486,222	31%	$386,292	29%	26%
Support and maintenance	408,580	26%	385,304	29%	6%
Services	659,211	41%	554,605	41%	19%
Reimbursed travel	33,514	2%	23,820	2%	41%

Total revenues	1,587,527	100%	1,350,021	100%	18%

Costs of revenue
Costs of revenue	309,626	20%	225,443	17%	37%

Total margin	1,277,901	80%	1,124,578	83%	14%

Operating expenses
Sales and client service	631,738	40%	566,943	42%	11%
Software development	213,478	13%	202,024	15%	6%
General and administrative	110,621	7%	99,611	7%	11%

Total operating expenses	955,837	60%	868,578	64%	10%

Total costs and expenses	1,265,463	80%	1,094,021	81%	16%

Operating earnings	322,064	20.3%	256,000	19.0%	26%

Interest income, net	7,621		2,291
Other income (expense), net	45		(566)
Income taxes	(114,295)		(91,090)

Net earnings	$215,435		$166,635		29%

Revenues & Backlog

Revenues increased 18% to $1.59 billion for the first nine months of 2011 from $1.35 billion for the same period in 2010.

•

System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 26% to $486.2 million for the first nine months of 2011 from $386.3 million for the same period in 2010. The increase in system sales was driven by a strong increase in technology resale, subscriptions and licensed software.

•

Support and maintenance revenues increased 6% to $408.6 million during the first nine months of 2011 from $385.3 million during the same period in 2010. The increase is attributable to growth in Cerner Millennium applications for which support billing has been initiated.

•

Services revenue, which includes professional services, excluding installation, and managed services, increased 19% to $659.2 million from $554.6 million for the same period in 2010. This increase is driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the first nine months of 2011 compared to the same period in 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services bookings that typically have longer contract terms. A summary of our total backlog follows:

	$000,000,000	$000,000,000
(In thousands)	October 1, 2011	October 2, 2010

Contract backlog	$4,964,942	$4,018,475
Support and maintenance backlog	691,069	642,436

Total backlog	$5,656,011	$4,660,911

Costs of Revenue

Cost of revenues was 20% of total revenues in the first nine months of 2011, as compared to 17% in the same period of 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs. The cost of revenues includes the cost of reimbursed travel expense, third party consulting services and subscription content, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings, such costs are included in sales and client service expense.

Operating Expenses

Total operating expenses increased 10% to $955.8 million in the first nine months of 2011, compared with $868.6 million for the same period in 2010.

•

Sales and client service expenses as a percent of total revenues were 40% in the first nine months of 2011, compared to 42% in the same period of 2010. These expenses increased 11% to $631.7 million in the first nine months of 2011, from $566.9 million in the same period of 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was primarily attributable to growth in the managed services business and a higher level of professional services expenses, which were slightly offset by a decrease in bad debt expense.

•

Software development expense as a percent of total revenues was 13% in the first nine months of 2011, compared to 15% in the same period of 2010. These expenses increased 6% to $213.5 million in the first nine months of 2011, from $202.0 million in the same period of 2010. Expenditures for software development in the first three quarters of 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in the first nine months of 2011, the reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first nine months of 2011 and 2010 is as follows:

	$000,000,000	$000,000,000
	Nine Months Ended
(In thousands)	2011	2010

Software development costs	$215,418	$213,793
Capitalized software costs	(60,713)	(60,802)
Capitalized costs related to share-based payments	(1,114)	(982)
Amortization of capitalized software costs	59,887	50,015

Total software development expense	$213,478	$202,024

•

General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2011 and 2010. These expenses increased 11% to $110.6 million in the first nine months of 2011, from $99.6 million for the same period in 2010. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. An increase in corporate personnel costs accounted for the majority of the overall increase in general and administrative expenses.

Non-Operating Items

•

Net interest income was $7.6 million in the first nine months of 2011 compared to net interest income of $2.3 million in the first nine months of 2010. Interest income increased to $11.5 million in the first nine months of 2011 from $7.6 million for the same period in 2010, due primarily to growth in investments and an increase in investment returns. Interest expense decreased to $3.9 million in the first nine months of 2011 from $5.3 million for the same period in 2010, due primarily to long-term debt payments made in the fourth quarter of 2010.

•

Other income was insignificant in the first nine months of 2011, compared to other expense of $0.6 million for the same period in 2010. Other income and expense in the first nine months of 2010 includes offsetting unrealized gains and losses included in earnings related to our auction rate securities and put-like settlement feature in the net amount of $6.9 million.

•

Our effective tax rate was 34.7% for the first nine months of 2011 and 35.3% for the first nine months of 2010. This decrease was primarily due to the research and development tax credit being in effect for the first nine months of 2011 while it was not effective for the first nine months of 2010 and a favorable foreign tax audit settlement during the first quarter.

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

The following table presents a summary of the operating information for the first nine months of 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$1,370,741	100%	$1,130,384	100%	21%
Costs of revenue	274,994	20%	189,540	17%	45%
Operating expenses	322,250	24%	311,663	28%	3%

Total costs and expenses	597,244	44%	501,203	44%	19%

Domestic operating earnings	773,497	56%	629,181	56%	23%

Global Segment
Revenues	216,786	100%	219,637	100%	-1%
Costs of revenue	34,632	16%	35,903	16%	-4%
Operating expenses	94,182	43%	93,577	43%	1%

Total costs and expenses	128,814	59%	129,480	59%	-1%

Global operating earnings	87,972	41%	90,157	41%	-2%

Other, net	(539,405)		(463,338)		16%

Consolidated operating earnings	$322,064		$256,000		26%

Domestic Segment

•

Revenues increased 21% to $1.37 billion in the first nine months of 2011 from $1.13 billion in the same period in 2010. This increase was driven by growth across all business models, with particular strength in professional services, technology resale and managed services.

•

Cost of revenues increased to 20% of revenues in the first nine months of 2011, compared to 17% in the same period in 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a high cost of revenue, and a slightly higher level of third party consulting costs.

•

Operating expenses increased 3% to $322.3 million in the first nine months of 2011, from $311.7 million in the same period in 2010, due primarily to growth in managed services and professional services expense, offset by a decrease in bad debt expense.

Global Segment

•

Revenues decreased 1% to $216.8 million in the first nine months of 2011 from $219.6 million in the same period in 2010. Overall, declines in technology resale and professional services revenue were partially offset by an increase in managed services, licensed software and support services revenue. The global revenue comparisons were also impacted by a change in certain contract accounting estimates during the first quarter of 2010.

•	Cost of revenues was 16% of revenues in the first nine months of 2011 and 2010.

•	Operating expenses increased 1% to $94.2 million for the first nine months of 2011, from $93.6 million in the same period in 2010, primarily due to an increase in personnel-related expense.

Other, net

Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 16% to $539.4 million in the first nine months of 2011 from $463.3 million in the same period in 2010. This increase was primarily due to growth in professional services, software development, and corporate personnel costs, slightly offset by lower depreciation expense.

Liquidity and Capital Resources

Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amounts we invest in software development, acquisitions and capital expenditures.

Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits, and short-term investments. At October 1, 2011, we had cash and cash equivalents of $231.2 million and short-term investments of $524.0 million compared to cash and cash equivalents of $214.5 million and short-term investments of $356.5 million at January 1, 2011. Approximately 17% and 22% of our cash, cash equivalents and short-term investments as of October 1, 2011 and January 1, 2011, respectively, were held outside of the United States.

Additionally, we maintain a $90.0 million, multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of October 1, 2011, we were in compliance with. The current agreement expires on May 31, 2013. As of October 1, 2011, we had no outstanding borrowings under this agreement; however, we have $9.9 million of outstanding letters of credit, which reduced our available borrowing capacity to $80.1 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2011.

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 1, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent the significant majority of other long-term assets as of the third quarter ended October 1, 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

The following table summarizes our cash flows in the first nine months of 2011 and 2010:

	Nine Months Ended
(In thousands)	2011	2010

Cash flows from operating activities	$377,805	$334,697
Cash flows from investing activities	(429,634)	(407,843)
Cash flows from financing activities	68,978	40,262
Effect of exchange rate changes on cash	(466)	2,908

Total change in cash and cash equivalents	16,683	(29,976)
Cash and cash equivalents at beginning of period	214,511	241,723

Cash and cash equivalents at end of period	$231,194	$211,747

Free cash flow (non-GAAP)	$240,376	$197,573

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2011	2010

Cash collections from clients	$1,572,917	$1,402,553
Cash paid to employees and suppliers and other	(1,129,703)	(976,135)
Cash paid for interest	(3,081)	(3,483)
Cash paid for taxes, net of refund	(62,328)	(88,238)

Total cash from operations	$377,805	$334,697

Cash flow from operations increased in the first nine months of 2011 as compared to the same period of 2010 due primarily to the increase in cash impacting earnings, which was partially offset by cash used by working capital. During the first nine months of 2011 and 2010, we received total client cash collections of $1.57 billion and $1.40 billion, respectively, of which 3% in each period were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 87 days in the third quarter of 2011, 88 days in the second quarter of 2011 and 91 days in the third quarter of 2010. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 6% in the first nine months of 2011 compared to the first nine months of 2010. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

Cash flows from investing activities consist primarily of cash used in acquisitions, capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, capitalized building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives.

In addition, during the second quarter 2011, we completed our acquisition of Resource Systems, Inc. for approximately $28.1 million, net of the cash acquired. During the first quarter 2010, we completed our acquisition of IMC Healthcare, Inc. for approximately $14.5 million, net of the cash acquired.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2011	2010

Long-term debt repayments	$(715)	$(2,404)
Cash from option exercises (including excess tax benefits)	70,472	41,150
Other, net	(779)	1,516

Total cash flows from financing activities	$68,978	$40,262

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

Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2011	2010	2011	2010

Cash flows from operating activities	$129,177	$118,956	$377,805	$334,697
Capital purchases	(23,925)	(19,330)	(75,602)	(75,341)
Capitalized software development costs	(20,772)	(20,535)	(61,827)	(61,783)

Free cash flow (non-GAAP)	$84,480	$79,091	$240,376	$197,573

Free cash flow increased $42.8 million in the first nine months of 2011 as compared to the same period in 2010, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results. Investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.

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

b)

There were no changes in the Company’s internal controls over financial reporting during the nine months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

CERNER CORPORATION
Registrant

October 28, 2011	By:	/s/ Marc G. Naughton
Date		Marc G. Naughton
Executive Vice President and
Chief Financial Officer
(duly authorized officer and principal financial officer)