Form 10-K
period 2011-12-31
CERNER CORP /MO/
filed 2012-02-15
CIK 804753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-15386

CERNER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1196944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Rockcreek Parkway North Kansas City, MO	64117
(Address of principal executive offices)	(Zip Code)

(816) 221-1024

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒            No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐            No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of July 1, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,192,865,609 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2012
Common Stock, $0.01 par value per share	169,683,053 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Shareholders’ Meeting to be held May 18, 2012 (Proxy Statement)	Part III

PART I.

Item 1. Business

Overview

Cerner Corporation started doing business in 1980, and it was organized as a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

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

Cerner’s mission is to contribute to the systemic improvement of health care delivery and the health of communities. We are a leading supplier of health care information technology (HCIT) solutions, services, devices and hardware. Our solutions optimize processes and help eliminate errors, variance and waste for health care organizations ranging from single-doctor practices to entire countries, for the pharmaceutical and medical device industries, and for the field of health care as a whole. These solutions are licensed by approximately 9,300 facilities around the world, including more than 2,650 hospitals; 3,750 physician practices; 40,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; 40 employer sites and 1,600 retail pharmacies.

We design and develop most of our software solutions on the unified Cerner Millennium® architecture, a person-centric computing framework, which combines clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. We have also created the Healthe IntentTM platform, a cloud-based platform that enables a new generation of solutions to leverage the increasing amount of data being captured as the health care industry is digitized. On the Healthe Intent platform, we are building solutions based on sophisticated, statistical algorithms that are intended to help providers predict and improve outcomes, control costs, and improve quality.

We also offer a broad range of services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, health care data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator (TPA) services for employer-based health plans.

In addition to software and services, we offer a wide range of complementary hardware and devices, both directly from Cerner and as a reseller for third parties.

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2011	2010	2009

Revenues by Solutions & Services
System sales	32%	30%	30%
Support and maintenance	25%	28%	29%
Services	41%	40%	39%
Reimbursed travel	2%	2%	2%

	100%	100%	100%

Revenues by Segment
Domestic	86%	84%	84%
Global	14%	16%	16%

	100%	100%	100%

Health Care and Health Care IT Industry

We believe there are several factors that are favorable for the HCIT industry over the next decade. With the Centers for Medicare and Medicaid Services (CMS) estimating United States health care spending at $2.7 trillion in 2011, or 17.7 percent of Gross Domestic Product (GDP), and projecting it to be 19.8 percent of GDP by 2020, we believe the growing cost of our health care system is unsustainable. We also believe the intelligent use of information systems can help reduce costs while also improving health outcomes. Further, most United States health care providers recognize that they must invest in HCIT to meet regulatory requirements, comply with government reimbursement requirements, and qualify for incentives. The importance of HCIT in facilitating this compliance along with the benefits of improving safety, efficiency and reducing costs, leads to investments in HCIT being viewed as more strategic than many other capital purchases.

The broad recognition that HCIT is essential to helping control health care costs and improve quality contributed to the inclusion of HCIT incentives in the American Recovery and Reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion in incentives for health care organizations to modernize operations through “meaningful use” of HCIT. Hospitals and physicians that met the meaningful use criteria of the ARRA began receiving incentive funds in 2011, and the incentive programs are contributing to increased demand for HCIT solutions and services in the United States.

Another element in the United States marketplace is the shift away from fee-for-service or volume-based reimbursement and towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments, are implementing programs to link reimbursement to quality measurements and outcomes, and this alignment creates significant financial motivation for HCIT adoption. Within our current client base, we estimate that there could be $3 billion of annual reimbursement at risk tied to Value Based Purchasing, Medicare 30-day readmission rules, and quality reporting requirements beginning in 2013, and we estimate this amount grows to an estimated $5 billion at risk by 2017. In order to comply with these programs, we believe our clients will need to expand their data analytics and reporting capabilities through the use of HCIT solutions and services.

In recent years, we have also seen a shift in the U.S. marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased significantly as hospitals have acquired physician groups in order to ensure a consistent stream of referrals, and health systems are recognizing the benefit of a single patient record across the hospital and the physician office. Cerner is well positioned to benefit from this shift due to our unified Cerner Millennium platform across our inpatient and ambulatory solutions, our large footprint in United States hospitals and physician practices and our proven ability to deliver value to our clients.

Outside the United States, the economic downturn of the last few years has impacted and could continue to impact our results of operations. However, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling health care spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize HCIT as an important piece of the solution to these issues.

In summary, we believe the fundamental value proposition of HCIT remains strong. The HCIT industry will likely benefit as health care providers and governments continue to recognize that these solutions and services contribute to safer, more efficient health care.

Cerner Vision and Growth Strategy

For more than 30 years Cerner has been executing its vision to make health care safer and more efficient. We started with the foundation of digitizing paper processes and now offer what we believe to be the most comprehensive array of solutions, services, hardware, and devices to the health care industry. Since our company began, we have been committed to transformational change in the vital task of keeping people well. Now more than ever, our focus is on developing the innovations that will help improve the entire health care system. Ultimately, we believe health care is personal and nothing matters more than our health and our families. As a result, we believe health care is too important to stay the same, and we are focused on changing the way people:

Use and share information

•	We empower providers to base decisions on the best clinical evidence.
•	We coordinate care across traditionally fragmented health care systems.
•	We provide clinical organizations with reliability, flexibility and continuous innovation available through cloud-based intelligence.
•	We provide contextually relevant information to the right people at the right time.

Pay for health and care

•	We believe IT investment must be matched with innovative payment models that are easier to navigate.
•	We are replacing the current, claims-based system with streamlined electronic payments.
•	We develop ways to reward people and their providers for proactively achieving positive health goals.

Think about health

•	We empower people to actively engage in their health by providing them with a standards-based, lifetime personal health record.
•	We are replacing the reactive “sick care” model with a proactive, personalized plan for health.

Our vision has always guided our large investments in research and development, which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading solution and device architectures and an unmatched breadth and depth of solutions and services. We believe these strengths position us well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA and the nation’s focus on improving the efficiency and quality of health care. We also have a strong global brand and a presence in more than 25 countries and believe we have a good opportunity to gain market share outside of the United States.

In addition to growth through gaining market share, we have a significant opportunity to grow revenues by expanding our solution footprint in existing clients. There is opportunity to expand penetration of our core solutions, such as EHRs and computerized physician order entry, and increase penetration of our broad range of complementary solutions that can be offered into our existing client base. Examples include women’s health, anesthesiology, imaging, clinical process optimization, critical care, medical devices, device connectivity, emergency department, revenue cycle and surgery.

Additionally, we have introduced services in recent years that are targeted at capturing a larger percent of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

We have made good progress over the past several years at reducing the total cost of ownership of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. For example, our CommunityWorksT M offering leverages a shared instance of the Cerner Millennium platform across multiple clients, which decreases the total cost of ownership for these clients.

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administrator services directly to employers. These offerings have been shaped by what we have learned from changes we have implemented at Cerner over the past five years. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. We also had a very successful weight loss competition that led to over 20,000 pounds of weight loss across our associate base. These changes have had a significant impact on the health of our associates and have allowed us to do what all employers want to do - reduce health care costs. We believe incorporating this success into our employer services offerings positions us well in a substantial addressable market of over 8,000 U.S. employers with over 1,000 employees.

As discussed below, another opportunity for future growth, and a significant area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized.

Healthe Intent and The New Middle

Over the last several years, we have been focused on developing networks in order to better meet the needs of our clients and the patients they serve. At Cerner, we define a network as a common platform of learning and improvements from which all our clients can benefit.

One area where coordinating information across the fragmented delivery system is gaining traction is our Cerner Network and Health Information Exchange (HIE) offerings, which create better clinical integration and coordination of care by facilitating secure electronic flow of data between hospitals, physician practices, and other stakeholders, regardless of the EHR system being used. At the end of 2011, nearly 100 million clinical and financial transactions were being sent across the network each month.

A key element of our strategy for improving the coordination and quality of care is our Healthe Intent platform, a cloud-based platform that we expect to be the basis for many future offerings. The Healthe Intent platform is a smart metadata layer that sits above existing EHR systems and is designed to contain data from any EHR along with claims data, medical evidence, and research that can facilitate more proactive care. This design also allows us to “future proof” our clients so they can quickly adapt to the increasing use of quality standards, performance measures and eventually managing the health of populations. We foresee that information management will become an increasing priority for our clients and in the market more widely, and we believe our cloud-based data management solutions and services, our expertise in managing large datasets for research and our access to granular, real-time clinical information puts us in a unique position to innovate at a pace to meet the dynamic requirements ahead. We believe we are quickly approaching an environment where reporting about what has already happened is too late, as the intervention must occur real time, with embedded and proactive decision support.

In 2010, we launched Healthe Intent Chart Search, our first solution on the Healthe Intent platform, and to date more than 100 clients have signed up to implement this capability. Healthe Intent Chart Search leverages knowledge of the clinical meanings of words located within the EHR as well as the context in which those words occur to create algorithms that identify and rank the most important information contextually. This capability allows the physician to efficiently search through a patient’s health record and identify relevant information in a matter of seconds. In the coming years, we believe the Healthe Intent platform will continue to evolve in sophistication to the point where it can anticipate and determine the clinical intent based on the behavior of the specific user, the history of the patient and the context of prior actions.

The Healthe Intent platform also provides the ability to apply sophisticated, statistical algorithms against contextual clinical activity to recommend clinical action. For example, our first national Health Agent is an intelligent mechanism developed in collaboration with clients, which can assist in detecting the conditions that indicate a patient may be developing Sepsis, a potentially fatal condition in which the bloodstream is overwhelmed by bacteria. Nearly 750,000 Americans are affected by Sepsis each year. Client use of this algorithm has resulted in significant reductions in Sepsis mortality rates in our clients’ patients, and having this capability deployed in the cloud allows us to demonstrate the speed at which new capabilities and evidence can be deployed to our clients.

As we continue to evolve the Healthe Intent platform, we believe it will contribute to major changes in the current health care system. We envision a New Middle that will enhance care and reduce friction by facilitating the sharing of relevant clinical and financial information among payers, consumers and providers. In this New Middle, consumers would have a personal health record, giving them ready access to information on both the price and quality of the care they receive. This record would have the consumer’s complete medical history and a predictive model of future needs based on his or her unique genetic code. Armed with this information, consumers would have financial incentives to focus on controlling chronic conditions and reducing the impact of future maladies.

With more complete patient information, providers could focus on proactive health engagement rather than reactive sick care. Through this New Middle, providers could communicate instantly with the rest of the patient’s care team, and they would receive immediate point-of-service payments for the delivery of appropriate care rather than waiting weeks or months while claims work through the reimbursement process.

Lastly, we believe the New Middle could provide the segments of our society that pay for health care—employers and governments—a health system with less variance, cost and waste while maximizing the quality of care for all of us.

Software Development

We commit significant resources to developing new health information system solutions and services. As of the end of 2011, approximately 2,700 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $290.6 million, $284.8 million and $285.2 million during the 2011, 2010 and 2009 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Sales and Marketing

The markets for Cerner HCIT solutions, health care devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are sales of clinical solutions and services to hospital and health systems, but the Cerner Millennium architecture is highly scalable and organizations ranging from several-doctor physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies use our Cerner Millennium solutions and services.

As previously discussed, we have focused on reducing the total cost of ownership of our systems, which allows us to be price competitive across the full size and organizational structure range of health care providers. Sales to large health systems typically take approximately nine to 18 months, while the sales cycle is often shorter when selling to smaller hospitals and physician practices. In some instances, the HITECH provisions of ARRA have shortened the sales process due to the timeline required for hospitals to qualify for stimulus incentives.

Our executive marketing management is located at our Innovation Campus in Kansas City, Missouri, while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices giving us a presence in more than 25 countries.

We support our sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. Our primary direct marketing strategy is to generate sales contacts from our existing client base and through presentations at industry seminars and tradeshows. We market the PowerWorks® solutions, offered on a subscription basis, directly to the physician practice market using telemarketing, channel partners and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. We attend a number of major tradeshows each year and sponsor executive user conferences, which feature industry experts who address the HCIT needs of large health care organizations.

Client Services

Substantially all of Cerner’s HCIT software solutions clients enter into software support agreements with us for maintenance and support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients to access new releases of the Cerner solutions covered by support agreements. Each client has 24-hour access to the client support team located at our world headquarters in North Kansas City, Missouri and our global support organizations in England and Ireland.

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

Backlog

At the end of 2011, we had a contract backlog of approximately $5.4 billion as compared to approximately $4.3 billion at the end of 2010. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At the end of 2011, we had $81.8 million of contracts receivable compared to $139.9 million at the end of 2010, which represents revenues recognized but not yet billable under the terms of the contract. At the end of 2011, we had a software support and maintenance backlog of approximately $705.7 million as compared to approximately $654.9 million at the end of 2010. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. We estimate that approximately 30 percent of the aggregate backlog at the end of 2011 of $6.1 billion will be recognized as revenue during 2012.

Competition

The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market include: Allscripts Healthcare Solutions, Inc., Computer Programs and Systems, Inc. (CPSI), Epic Systems Corporation, GE Healthcare Technologies, Healthcare Management Systems, Inc. (HMS), Healthland, Inc., Computer Sciences Corporation (iSoft), Keane, Inc., McKesson Corporation, Medical Information Technology, Inc. (Meditech), Siemens Medical Solutions Health Services Corporation, and Quadramed Corporation, each of which offers a suite of software solutions that compete with many of our software solutions and services.

Other competitors focus on only a portion of the market that we address. For example, competitors such as Accenture plc, Affiliated Computer Services (ACS), Cap Gemini S. A., Computer Task Group, Inc. (CTGHS), Dell, Inc., Deloitte Consulting LLP, Hewlett-Packard Company, IBM Corporation and maxIT Healthcare LLC offer HCIT services that compete directly with some of our service offerings. AmazingCharts.com, Inc., Athenahealth, Inc., eClinicalWorks LLC, e-MDs, Inc., Greenway Medical Technologies, MED3000, Inc., Quality Systems, Inc., Sevocity (a division of Conceptual MindWorks, Inc.) and Vitera Healthcare Solutions (formerly Sage Software Healthcare LLC) offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market.

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include: API Healthcare, CapsuleTech, Inc., CareFusion Corporation, GE Healthcare Technologies, iSirona, LLC, McKesson Corporation and Omnicell, Inc. We view our principal competitors in the health care revenue cycle transactions market to include: Accretive Health, Inc., Capario, Inc., Emdeon Corporation, McKesson Corporation, MedAssets, Inc., Optum, Inc., SSI Group, Inc. and 3M Company with almost all of these competitors being substantially larger or having more experience and market share than us in their respective markets.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others specializing in the health care industry may offer competitive software solutions, devices or services. The pace of change in the HCIT market is rapid and there are frequent new software solutions, devices or services introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices.

Number of Employees (Associates)

At the end of 2011, we employed approximately 9,900 associates worldwide.

Operating Segments

Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (18) to the consolidated financial statements.

Executive Officers of the Registrant

The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 9, 2012. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions

Neal L. Patterson	62	Chairman of the Board of Directors, Chief Executive Officer and President

Clifford W. Illig	61	Vice Chairman of the Board of Directors

Marc G. Naughton	56	Executive Vice President and Chief Financial Officer

Michael R. Nill	47	Executive Vice President and Chief Operating Officer

Randy D. Sims	51	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	48	Executive Vice President and Chief of Staff

Julia M. Wilson	49	Senior Vice President and Chief People Officer

Zane M. Burke	46	Executive Vice President - Client Organization

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

Michael R. Nill joined the Company in November 1996. Since that time he has held several positions in the Technology, Intellectual Property and CernerWorks Client Hosting Organizations. He was promoted to Vice President in January 2000, promoted to Senior Vice President in April 2006 and promoted to Executive Vice President and named Chief Engineering Officer in February 2009. Mr. Nill was appointed Chief Operating Officer in May 2011.

Randy D. Sims joined the Company in March 1997 as Vice President and Chief Legal Officer and was promoted to Senior Vice President in March 2011. Prior to joining the Company, Mr. Sims worked at Farmland Industries, Inc. for three years where he last served as Associate General Counsel. Prior to Farmland, Mr. Sims was in-house legal counsel at The Marley Company for seven years, holding the position of Assistant General Counsel when he left to join Farmland.

Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the Intellectual Property Organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998, promoted to Senior Vice President in March 2001, named Chief of Staff in July 2003 and promoted to Executive Vice President in March 2005.

Julia M. Wilson joined the Company in November 1995. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003 and to Senior Vice President in March 2007.

Zane Burke joined the Company in September 1996. Since that time, he has held a variety of client-facing sales, implementation and support roles, including Corporate Controller and Vice President of Finance. He was promoted to President of the Company’s West region in 2002 and U.S. General Manager for client relationships in 2007. He was further promoted to Executive Vice President - Client Organization in May 2011.

Item 1A. Risk Factors

Risks Related to Cerner Corporation

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices or services (including life sciences/research services) are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties. Our software solutions and health care devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s Cerner software solution and/or health care device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or health care device meet these criteria or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. Periodic risk assessments are conducted to ensure additional risks are identified and appropriately mitigated. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the client data contained therein and/or the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Any interruption in operations at our data centers and/or client support facilities could damage ourreputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality policies and procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of United States and global patents, but these patents do not provide comprehensive protection for the wide range of solutions and services offered by us. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT market increases, the functionality of our software solutions and services expands, the use of open-source software increases and we enter new geographies and new markets such as health care device innovation, health care transactions and life sciences. These claims, even if not meritorious, are expensive to defend and are often times incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license and/or cease using, selling, offering for sale, licensing, importing, implementing and supporting the solutions, devices and services that violate the intellectual property rights.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. Future court decisions and legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

We are subject to risks associated with our non-U.S. operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. We will continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.

Non-U.S. operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

•	Greater difficulty in collecting accounts receivable and longer collection periods
•	Difficulties and costs of staffing and managing non-U.S. operations
•	The impact of global economic conditions
•	Effects of sovereign debt conditions, including budgetary constraints
•	Unfavorable or volatile foreign currency exchange rates
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

We are subject to tax legislation in numerous countries; tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition. We are a global corporation with a presence in more than 25 countries. As such, we are, or in the future could be, subject to tax laws, regulations and policies of the United States federal, state and local governments and of other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as other countries’ tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in double taxation, penalties and interest payments.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We depend on third party suppliers and our revenue and gross margin could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware and/or content into or sell or license it in conjunction with our solutions, devices and services. We depend on some of the third party software, hardware and/or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting business also relies on a single or a limited number of suppliers for certain functions of this business, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on Hewlett Packard and IBM for our hardware technology platforms.

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

If any of the third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses or supply contracts, suffer significant capacity constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect our commitments to customers, future sales of solutions, devices and services, and negatively affect our revenue and gross margins.

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

The ongoing uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable, nor is it clear how, if at all, they will affect the markets relevant to us. As a result, our operating results may be impacted by the health of the global economy. Continued adverse economic conditions may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, an ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to the Health Care Information Technology, Health Care Device and Health Care Transaction Industry

The health care industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the ARRA) (HIPAA) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our solutions and services. As the health care industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of landing new client relationships becomes greater.

The Patient Protection and Affordable Care Act, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. This health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because the administrative rules implementing health care reform under the legislation have not yet been finalized, the impact of the health care reform legislation on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

The health care industry is highly regulated at the local, state and federal level. The impact of this regulation on us is direct, to the extent that we are ourselves subject to these laws and regulations, and is also indirect because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our solutions and services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the United States and abroad, such as regulations in the areas of health care fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients.

Health Care Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud affecting health care providers whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition.

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

Claims Transmissions. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients’ payers for approval and reimbursement, which claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete transmission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims transmission services, since those services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws may have a material adverse impact on our results of operations.

Regulation of Medical Devices. The United States Food and Drug Administration (the FDA) has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive, and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or medical devices, our short to long term business plans for these solutions and/or medical devices could be delayed or canceled.

There have been ten FDA inspections at various Cerner sites since 1998. Inspections conducted at our world headquarters in 1999 and 2010, and our prior Houston, Texas facility in 2002, each resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observations that were issued in 1999, 2002 and 2010. The remaining seven FDA inspections, including inspections at our world headquarters in 2006 and 2007, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our solutions and devices. The FDA has many enforcement tools including recalls, product corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Security and Privacy of Patient Information. Federal, state, local and foreign laws regulate the confidentiality of patient records and the circumstances under which those records may be released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information.

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims transmission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the recently enacted HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws or regulations in the U.S. and data privacy and security laws or regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to breach of contract claims (although we contractually limit liability, when possible and where permitted), fines and penalties.

Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party HCIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, and if our software solutions and/or health care devices are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HCIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements.

ARRA Meaningful Use Program. Various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive incentive payments. Regulations have been issued that identify initial standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software and health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions. If our software solutions and health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions and health care devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for health care information systems, health care devices and services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 Competition.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the United States HCIT market and in recent years, the health care industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by health care organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale. If we are unable to recognize these changes in a timely manner, or we are too inflexible to rapidly adjust our business models, our growth ambitions and financial results could be negatively affected materially.

Risks Related to Our Stock

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including: variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our Cerner Millennium solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to governing federal, state or local regulations, availability of personnel resources and by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

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

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, rumors about our performance or solutions, devices and services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, economic conditions and changes occurring in the securities markets in general and other factors, many of which are beyond our control. For instance, our quarterly operating results have varied in the past and may continue to vary in future periods, due to a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, accounting policy changes and other factors described herein. As a matter of policy, we do not generally comment on our stock price or rumors.

Furthermore, the stock market in general, and the markets for software, health care devices, other health care solutions and services and information technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

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

Factors that May Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (SEC), communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our properties consist mainly of owned and leased office and data center facilities.

Our United States corporate world headquarters are located in a Company-owned office park (the Headquarters Campus) in North Kansas City, Missouri. The Headquarters Campus and three other nearby locations, collectively contain approximately 2.22 million gross square feet of useable space situated on 278 acres of land. The Headquarters Campus and the nearby properties primarily house office space, but also include space for other business needs, such as our Healthe Clinic and our Headquarters Campus data centers.

Company owned office space, known as the Innovation Campus, houses associates from our intellectual property organization and consists of 790,000 gross square feet of useable space located in Kansas City, Missouri.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.

As of the end of 2011, we leased additional office space in Beverly Hills and Garden Grove, California; Denver, Colorado; Jacksonville, Florida; Lenexa, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Columbia, Lee’s Summit and Kansas City, Missouri; Durham, North Carolina; Concord, Ohio; and Vienna and Falls Church, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; Toronto, Canada; Santiago, Chile; Cairo, Egypt; London, England; Paris, France; Herzogenrath and Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Madrid, Spain; Doha, Qatar; and Abu Dhabi and Dubai, United Arab Emirates.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Removed and Reserved

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2011 and 2010 as reported by The Nasdaq Stock Market®.

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	2011 (a)			2010 (a)

	High	Low	Last	High	Low	Last

First Quarter	$56.45	$47.18	$56.45	$45.36	$37.83	$42.87
Second Quarter	62.54	54.46	62.54	45.79	37.50	38.05
Third Quarter	72.88	54.93	68.52	42.52	36.43	42.52
Fourth Quarter	69.97	55.75	61.25	48.08	42.36	47.37

(a)	Sales prices have been retroactively adjusted to give effect to the stock split, as further described in Note 1 to the consolidated financial statements.

At February 9, 2012, there were approximately 992 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

In March 2008, our Board of Directors authorized a stock repurchase program for $45 million of our Common Stock. As of December 31, 2011, $17 million remains available under the authorized program. There were no shares purchased by us under the program during the quarter or the year ended December 31, 2011.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2, 2011 - October 29, 2011	2,356	$69.32	-	-
October 30, 2011 - November 26, 2011	-	-	-	-
November 27, 2011 - December 31, 2011	-	-	-	-

Total	2,356	$69.32	-

(a) All of the shares presented on the table above were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F. The Long-Term Incentive Plan F provides for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Long-Term Incentive Plan F, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

	0000000000	0000000000	0000000000	0000000000	0000000000
(In thousands, except per share data)	2011	2010	2009	2008	2007
	(1)	(1)(2)	(1)(2)	(1)(2)(3)	(1)(2)(4)(5)(6)

Statement of Earnings Data:
Revenues	$2,203,153	$1,850,222	$1,671,864	$1,676,028	$1,519,877
Operating earnings	459,798	359,333	292,006	278,885	204,083
Earnings before income taxes	469,694	362,212	292,681	281,431	203,967
Net earnings	306,627	237,272	193,465	188,658	127,125

Earnings per share:
Basic	1.82	1.44	1.19	1.17	0.80
Diluted	1.76	1.39	1.15	1.13	0.76

Weighted average shares outstanding:
Basic	168,634	164,916	161,963	161,097	158,790
Diluted	173,867	170,847	167,764	166,869	166,435

Balance Sheet Data:
Working capital	$1,063,593	$840,129	$788,232	$517,650	$530,441
Total assets	3,000,358	2,422,790	2,148,567	1,880,988	1,689,956
Long-term debt, excl. current installments	86,821	67,923	95,506	111,370	177,606
Cerner Corporation stockholders' equity	2,310,681	1,905,297	1,580,678	1,311,009	1,132,428

(1)	Includes share-based compensation expense recognized. The impact of including this expense is as follows:

(In thousands except share data)	2011	2010	2009	2008	2007

Total stock-based compensation expense	$29,479	$24,903	$16,842	$15,144	$16,189
Amount of related income tax benefit	(11,256)	(9,329)	(6,274)	(5,641)	(6,030)

Net impact on earnings	$18,223	$15,574	$10,568	$9,503	$10,159

Decrease to diluted earnings per share (2)	$0.11	$0.09	$0.06	$0.06	$0.06

(2)	All share and per share data have been retroactively adjusted to give effect to the stock split, as further described in Note 1 to the consolidated financial statements.

(3)

Includes expense related to a settlement with a third party provider of software related to the use of the third party’s software in our remote hosting business. The settlement included compensation for the use of the software for periods prior to 2008 as well as compensation for licenses of the software for future use for existing and additional clients through January 2009. Of the total settlement amount, we determined that $5.0 million should have been recorded in prior periods, primarily 2005 through 2007. Based on this valuation, 2008 results include an increase of $8.0 million to sales and client service expense, a decrease of $5.0 million to net earnings, and a decrease of $0.03 to diluted earnings per share that are attributable to prior periods.

(4)

Includes a $3.1 million tax benefit recorded in 2007 related to periods prior to 2007. The tax benefit relates to the over-expensing of state income taxes, which resulted in an increase to diluted earnings per share of $0.02 in the year ended December 29, 2007.

(5)

Includes a research and development write-off related to the RxStation® medication dispensing devices. In connection with production and delivery of the RxStation medication dispensing devices, we reviewed the accounting treatment for the RxStation line of devices and determined that $8.6 million of research and development activities for the RxStation medication dispensing devices that should have been expensed was incorrectly capitalized. The impact of this charge is a $5.4 million decrease, net of a $3.2 million tax benefit, in net earnings and a decrease to diluted earnings per share of $0.03 in the year ended December 29, 2007. $2.1 million of this $5.4 million after tax amount recorded in 2007 related to periods prior to 2007.

(6)

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 10% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 9,300 facilities around the world, including more than 2,650 hospitals; 3,750 physician practices; 40,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; 40 employer sites and 1,600 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier.

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner Healthe™ employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, and solutions on our Healthe Intent platform. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on HCIT as part of their strategy to improve the quality and lower the cost of health care.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of more than 20% over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in 2011.

New business bookings revenue in 2011, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $2.7 billion, which is an increase of 37% compared to $2.0 billion in 2010. Our 2011 revenues increased 19% to $2.2 billion compared to $1.9 billion in 2010. The year-over-year increase in revenue reflects improved economic conditions and demand driven by the stimulus incentives. As discussed in the “Health Care and Health Care IT Industry” under Part 1, Item 1, we believe the HITECH incentives and the nation’s focus on improving the efficiency and quality of health care will create a period of increased HCIT demand in the United States.

Our 2011 net earnings increased 29% to $306.6 million compared to $237.3 million in 2010. Diluted earnings per share increased 27% to $1.76 compared to $1.39 in 2010. The 2011 and 2010 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the 2011 net earnings and diluted earnings per share by $18.2 million and $0.11, and the 2010 earnings and diluted earnings per share by $15.6 million and $0.09, respectively. The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including efficiencies in our implementation and operational processes, leveraging R&D investments and controlling general and administrative expenses. With our full-year 2011 operating margin at 20.9%, we achieved our long term goal of 20% operating margins in 2011.

We had cash collections of receivables of $2.2 billion in 2011 compared to $1.9 billion in 2010. Days sales outstanding decreased to 83 days for the 2011 fourth quarter compared to 87 days for the 2011 third quarter and the 2010 fourth quarter, reflecting an improvement in cash collections. Operating cash flows for 2011 were strong at $546.3 million compared to $456.4 million in 2010, with the growth driven by cash collections from clients.

Health Care Information Technology Market Outlook

We have provided a detailed assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Revenues
System sales	$706,714	32%	$550,792	30%	28%
Support and maintenance	550,554	25%	517,494	28%	6%
Services	901,193	41%	749,483	40%	20%
Reimbursed travel	44,692	2%	32,453	2%	38%

Total revenues	2,203,153	100%	1,850,222	100%	19%

Costs of revenue
Costs of revenue	441,672	20%	320,356	17%	38%

Total margin	1,761,481	80%	1,529,866	83%	15%

Operating expenses
Sales and client	869,962	39%	767,152	42%	13%
Software development	286,801	13%	272,851	15%	5%
General and administrative	144,920	7%	130,530	7%	11%

Total operating expenses	1,301,683	59%	1,170,533	64%	11%

Total costs and expenses	1,743,355	79%	1,490,889	81%	17%

Operating earnings	459,798	21%	359,333	19%	28%

Interest income (expense), net	9,850		3,439
Other income (expense), net	46		(560)
Income taxes	(163,067)		(124,940)

Net earnings	$306,627		$237,272		29%

Revenues & Backlog

Revenues increased 19% to $2.2 billion in 2011, as compared to $1.9 billion in 2010.

•

System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing, and subscriptions, increased 28% to $706.7 million in 2011 from $550.8 million in 2010. The increase in system sales was driven by strong increases in licensed software, technology resale, and subscriptions.

•

Support and maintenance revenues increased 6% to $550.6 million in 2011 compared to $517.5 million in 2010. This increase is attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grow.

•

Services revenue, which includes professional services, excluding installation, and managed services, increased 20% to $901.2 million in 2011 compared to $749.5 million in 2010. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 26% in 2011 compared to 2010. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and ITWorks bookings that typically have longer contract terms.

A summary of our total backlog for 2011 and 2010 follows:

(In thousands)	2011	2010

Contract backlog	$5,401,427	$4,285,267
Support and maintenance backlog	705,744	654,913

Total backlog	$6,107,171	$4,940,180

Costs of Revenue

Cost of revenues was 20% of total revenues in 2011, as compared to 17% of total revenues in 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs. The cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content, and computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings or any other internal costs of revenue; rather, such costs are included in sales and client service expense.

Operating Expenses

Total operating expenses increased 11% in 2011 to $1.3 billion as compared to $1.2 billion in 2010.

•

Sales and client service expenses as a percent of total revenues were 39% in 2011, as compared to 42% in 2010. These expenses increased 13% to $870.0 million in 2011, from $767.2 million in 2010. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase in these expenses was primarily attributable to growth in the managed services business and a higher level of professional services expenses. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•

Software development expenses as a percent of revenue were 13% in 2011, as compared to 15% in 2010. These expenses increased 5% in 2011 to $286.8 million, from $272.9 million in 2010. Expenditures for software development in 2011 reflect continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in 2011, the reduction as a percent of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in 2011 and 2010 is as follows:

	For the Years Ended
(In thousands)	2011	2010

Software development costs	$290,645	$284,836
Capitalized software costs	(81,417)	(79,631)
Capitalized costs related to share-based payments	(1,525)	(1,348)
Amortization of capitalized software costs	79,098	68,994

Total software development expense	$286,801	$272,851

•

General and administrative expenses as a percent of total revenues were 7% in 2011 and 2010. These expenses increased 11% to $144.9 million in 2011 from $130.5 million in 2010. General and administrative expenses include salaries for corporate, financial and administrative staff, utilities, communications expenses, professional fees, the transaction gains or losses on foreign currency and expense for share-based payments. An increase in corporate personnel costs accounted for the majority of the overall increase in general and administrative expenses, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•

Net interest income was $9.9 million in 2011, compared with net interest income of $3.4 million in 2010. Interest income increased to $15.2 million in 2011 from $10.3 million in 2010, due primarily to growth in investments and related increase in investment returns. Interest expense decreased to $5.3 million in 2011 from $6.9 million in 2010, due to payments on our long-term debt.

•	Our effective tax rate was 35% in 2011, as compared to 34% in 2010. The increase is attributable to the mix of domestic and foreign earnings.

Operations by Segment

We have two operating segments, Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Argentina, Aruba, Australia, Austria, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, Guam, India, Ireland, Italy, Japan, Malaysia, Morocco, Puerto Rico, Qatar, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.

The following table presents a summary of our operating segment information for the years ended 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$1,894,454	100%	$1,562,563	100%	21%

Costs of revenue	387,466	20%	272,385	17%	42%
Operating expenses	439,465	23%	417,181	27%	5%

Total costs and expenses	826,931	44%	689,566	44%	20%

Domestic operating earnings	1,067,523	56%	872,997	56%	22%

Global Segment
Revenues	308,699	100%	287,659	100%	7%

Costs of revenue	54,206	18%	47,971	17%	13%
Operating expenses	126,997	41%	124,546	43%	2%

Total costs and expenses	181,203	59%	172,517	60%	5%

Global operating earnings	127,496	41%	115,142	40%	11%

Other, net	(735,221)		(628,806)		17%

Consolidated operating earnings	$459,798		$359,333		28%

Domestic Segment

•

Revenues increased 21% to $1.9 billion in 2011 from $1.6 billion in 2010. This increase was driven by growth across all business models, with particular strength in licensed software, technology resale, professional services and managed services.

•

Cost of revenues increased to 20% of revenues in 2011, compared to 17% in 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a high cost of revenue, and an increase in third party consulting costs.

•	Operating expenses increased 5% to $439.5 million in 2011, from $417.2 million in 2010, due primarily to growth in managed services and professional services expense.

Global Segment

•

Revenues increased 7% to $308.7 million in 2011 from $287.7 million in 2010. Global revenues increased due to an increase in licensed software and managed services revenue, which was partially offset by a decrease in professional services and technology resale revenue. The global comparisons were also impacted by a change in certain contract accounting estimates during the first quarter of 2010.

•	Cost of revenues was 18% and 17% of revenues in 2011 and 2010, respectively. The higher cost of revenues in 2011 was primarily driven by an increase in third party professional services costs.

•	Operating expenses increased 2% to $127.0 million in 2011, from $124.5 million in 2010, primarily to support our revenue growth.

Other, net

Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 17% to $735.2 million in 2011 from $628.8 million in 2010. This increase was primarily due to increased costs in software development, increased corporate and development personnel costs, increased stock compensation costs, and growth in other professional services.

Fiscal Year 2010 Compared to Fiscal Year 2009

(In thousands)	2010	% of Revenue	2009	% of Revenue	% Change

Revenues
System sales	$550,792	30%	$504,561	30%	9%
Support and maintenance	517,494	28%	493,193	29%	5%
Services	749,483	40%	643,678	39%	16%
Reimbursed travel	32,453	2%	30,432	2%	7%

Total revenues	1,850,222	100%	1,671,864	100%	11%

Costs of revenue
Costs of revenue	320,356	17%	281,198	17%	14%

Total margin	1,529,866	83%	1,390,666	83%	10%

Operating expenses
Sales and client	767,152	42%	700,639	42%	9%
Software development	272,851	15%	271,051	16%	1%
General and administrative	130,530	7%	126,970	8%	3%

Total operating expenses	1,170,533	64%	1,098,660	66%	7%

Total costs and expenses	1,490,889	81%	1,379,858	83%	8%

Operating earnings	359,333	19%	292,006	17%	23%

Interest income (expense), net	3,439		308
Other income (expense), net	(560)		367
Income taxes	(124,940)		(99,216)

Net earnings	$237,272		$193,465		23%

Revenues & Backlog

Revenues increased 11% to $1.9 billion in 2010, compared to $1.7 billion in 2009.

•	System sales increased 9% to $550.8 million in 2010 from $504.6 million in 2009. The increase in system sales was driven by a strong increase in licensed software and technology resale.

•

Support and maintenance revenues increased 5% to $517.5 million in 2010 compared to $493.2 million in 2009. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites.

•

Services revenue increased 16% to $749.5 million in 2010 compared to $643.7 million in 2009. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities.

Contract backlog increased 19% in 2010 compared to 2009. This increase was driven by growth in new business bookings during 2010, including continued strong levels of managed services bookings that typically have longer contract terms.

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

	0000000000	0000000000
	For the Years Ended
(In thousands)	2010	2009

Software development costs	$284,836	$285,187
Capitalized software costs	(79,631)	(76,876)
Capitalized costs related to share-based payments	(1,348)	(871)
Amortization of capitalized software costs	68,994	63,611

Total software development expense	$272,851	$271,051

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

Other, net

Operating results not attributed to an operating segment include expenses, such as software development, marketing, general and administrative, stock-based compensation and depreciation. These expenses increased 5% to $628.8 million in 2010 from $596.0 million in 2009. This increase was primarily due to growth in corporate and development personnel costs, stock compensation cost and foreign currency transaction gains and losses.

Liquidity and Capital Resources

Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients, and the amount we invest in software development, acquisitions and capital expenditures.

Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, time deposits and bonds with original maturities of less than 90 days and short-term investments. At the end of 2011, we had cash and cash equivalents of $243.1 million and short-term investments of $531.6 million, as compared to cash and cash equivalents of $214.5 million and short-term investments of $356.5 million at the end of 2010.

Approximately 19% of our aggregate cash, cash equivalents, and short-term investments at December 31, 2011, were held outside of the United States. As a part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of the end of 2011, we were in compliance with. As of the end of 2011, we had no outstanding borrowings under this agreement; however, we had $16.8 million of outstanding letters of credit, which reduced our available borrowing capacity to $73.2 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2012.

The following table provides details about our cash flows in 2011, 2010 and 2009:

	000000000	000000000	000000000
	For the Years Ended

(In thousands)	2011	2010	2009

Cash flows from operating activities	$546,294	$456,444	$347,291
Cash flows from investing activities	(565,091)	(520,896)	(394,321)
Cash flows from financing activities	48,853	34,841	16,770
Effect of exchange rate changes on cash	(1,421)	2,399	1,489

Total change in cash and cash equivalents	28,635	(27,212)	(28,771)
Cash and cash equivalents at beginning of period	214,511	241,723	270,494

Cash and cash equivalents at end of period	$243,146	$214,511	$241,723

Free cash flow (non-GAAP)	$358,557	$273,154	$138,279

Cash Flows from Operating Activities

	,00000000	,00000000	,00000000
	For the Years Ended

(In thousands)	2011	2010	2009

Cash collections from clients	$2,211,361	$1,900,145	$1,780,127
Cash paid to employees and suppliers and other	(1,543,414)	(1,315,077)	(1,377,139)
Cash paid for interest	(5,786)	(6,887)	(8,583)
Cash paid for taxes, net of refund	(115,867)	(121,737)	(47,114)

Total cash from operations	$546,294	$456,444	$347,291

Cash flows from operations increased $89.9 million in 2011 compared to 2010 and $109.2 million in 2010 compared to 2009 primarily due to increased cash collections from clients. During 2011, 2010 and 2009, we received total client cash collections of $2.21 billion, $1.90 billion and $1.78 billion, respectively, of which approximately 3%, 4% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding decreased to 83 days for the 2011 fourth quarter compared to 87 days for the 2011 third quarter and the 2010 fourth quarter, reflecting our improved cash collections. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 6% in 2011 and 5% in 2010, and we expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash Flows from Investing Activities

	000000000	000000000	000000000
	For the Years Ended

(In thousands)	2011	2010	2009

Capital purchases	$(104,795)	$(102,311)	$(131,265)
Capitalized software development costs	(82,942)	(80,979)	(77,747)
Purchases of investments, net of maturities	(291,393)	(312,340)	(169,295)
Other, net	(85,961)	(25,266)	(16,014)

Total cash flows from investing activities	$(565,091)	$(520,896)	$(394,321)

Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2012 is expected to increase from our 2011 levels; however, we still expect strong levels of free cash flow.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity in 2012 as we expect strong levels of free cash flow.

In addition, during 2011 we completed our acquisitions of Resource Systems, Inc. and Clairvia, Inc. for approximately $28.1 million and $37.2 million, net of cash acquired, respectively. During 2010, we completed our acquisition of IMC Health Care, Inc. for approximately $14.5 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash Flows from Financing Activities

	000000000	000000000	000000000
	For the Years Ended

(In thousands)	2011	2010	2009

Repayment of long-term debt	$(25,701)	$(27,625)	$(32,352)
Cash from option exercises (incl. excess tax benefits)	75,333	60,950	47,234
Other, net	(779)	1,516	1,888

Total cash flows from financing activities	$48,853	$34,841	$16,770

Our primary financing obligations are long-term debt repayments. In the fourth quarter of 2009, we commenced payment on the first of seven equal annual installments on our 5.54% Great Britain Pound denominated Note Agreement, as well as on the first of four equal annual installments on our 6.42% Series B Senior Notes. Based on debts currently outstanding and current exchange rates, we expect our debt repayments to equal $24.3 million in 2012 and $14.4 million per year from 2013 through 2015.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2012 based on the number of exercisable options at the end of 2011 and our current stock price.

Free Cash Flow

	,000000000	,000000000	,000000000
	For the Years Ended

(In thousands)	2011	2010	2009

Cash flows from operating activities (GAAP)	$546,294	$456,444	$347,291
Capital purchases	(104,795)	(102,311)	(131,265)
Capitalized software development costs	(82,942)	(80,979)	(77,747)

Free cash flow (non-GAAP)	$358,557	$273,154	$138,279

Free Cash Flow increased $85.4 million in 2011 as compared to 2010, which we believe reflects continued strengthening of our earnings quality. Free Cash Flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of Free Cash Flow is not meant to be considered in isolation, as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free Cash Flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe Free Cash Flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance because free cash flow takes into account the capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2011, except short-term purchase order commitments arising in the ordinary course of business.

	Payments due by period
(In thousands)	2012	2013	2014	2015	2016	2017 and thereafter	Total

Balance sheet obligations(a):

Long-term debt obligations	$24,286	$14,421	$14,421	$14,420	$-	$-	$67,548

Interest on long-term debt obligations	3,822	2,397	1,598	798	-	-	8,615

Capital lease obligations	15,436	12,742	11,829	11,858	7,130	-	58,995

Interest on capital lease obligations	1,787	1,363	936	720	555	-	5,361

Off balance sheet obligations:

Operating lease obligations	23,807	22,141	18,701	12,896	8,249	46,232	132,026

Purchase obligations	16,167	19,010	7,513	3,411	198	8,299	54,598

Total	$85,305	$72,074	$54,998	$44,103	$16,132	$54,531	$327,143

(a)

At the end of 2011, liabilities for unrecognized tax benefits were $14.6 million. It is reasonably possible that these unrecognized tax benefits will decrease by $9.0 million to $12.0 million in the next 12 months as the result of the settlement of ongoing tax audits.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2011, 2010 and 2009 were not significant.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, potential impairments of goodwill, and income taxes. These policies and our procedures related to these policies are described in detail below and under specific areas within this MD&A. In addition, Note (1) to the consolidated financial statements expands upon discussion of our accounting policies.

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

We also recognize revenue for certain projects using the percentage of completion method. Our revenue recognition is dependent upon our ability to reliably estimate the direct labor hours to complete a project which generally can span several years. We utilize our historical project experience and detailed planning process as a basis for our future estimates to complete current projects. Significant delays in completion of the projects, unforeseen cost increases or penalties could result in significant reductions to revenue and margins on these contracts. The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized in that period. This can result in a material impact on our results for a single reporting period.

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

Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We historically have not experienced significant inaccuracies in computing the net realizable value of our software solutions and the difference between the net realizable value and the unamortized cost has grown over the past three years. We expect this trend to continue in the future. If we missed our estimates of net future revenues by up to 10%, the amount of our capitalized software development costs would not be impaired.

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

We expect that major software information systems companies, large information technology consulting service providers and systems integrators and others specializing in the health care industry may offer competitive products or services. The pace of change in the HCIT market is rapid and there are frequent new product introductions, product enhancements and evolving industry standards and requirements. As a result, the capitalized software solutions may become less valuable or obsolete and could be subject to impairment.

Goodwill

Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment test based on fair value. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2011 and 2010 and concluded that goodwill was not impaired. In each respective year, the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units for all periods. Goodwill amounted to $211.8 million and $161.4 million at the end of 2011 and 2010, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use a foreign-currency denominated debt instrument to reduce our foreign currency exposure in the U.K. As of the end of 2011, we designated all of our Great Britain Pound (GBP) denominated long-term debt (37.1 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income in 2011 by approximately $3.6 million. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Notes required by this Item are submitted as a separate part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9.A. Controls and Procedures

a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the Evaluation Date). They have concluded that, as of the Evaluation Date and based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15 or 15d-15, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

b)

There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

Item 9.B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our Directors will be set forth under the caption “Election of Directors” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding Family Relationships between our Executive Officers will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 10 by reference.

The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 10 by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof. The names of our executive officers and their ages, titles and biographies are incorporated by reference under the caption “Executive Officers of the Registrant” under Part I above.

Item 11. Executive Compensation

The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012 and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 12 by reference.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2011:

Plan Category	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance

Equity compensation plans approved by security holders (3)	13,163,070	$23.78	9,674,292
Equity compensation plans not approved by security holders	-	-	-

Total	13,163,070		9,674,292

(1) Includes grants of stock options, time-based and performance-based restricted stock.

(2) Includes weighted-average exercise price of outstanding stock options only.

(3) Includes the Stock Option Plan D, Stock Option Plan E, 2001 Long-Term Incentive Plan F, 2004 Long-Term Incentive Plan G and 2011 Omnibus Equity Incentive Plan. As of December 31, 2011, all new grants are to be made under the 2011 Omnibus Equity Incentive Plan, as the previous plans are no longer active.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Meetings of the Board and Committees” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement in connection with the 2012 Annual Shareholders’ Meeting scheduled to be held May 18, 2012, and is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits.

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets -

As of December 31, 2011 and January 1, 2011

Consolidated Statements of Operations -

Years Ended December 31, 2011, January 1, 2011, and January 2, 2010

Consolidated Statements of Cash Flows -

Years Ended December 31, 2011, January 1, 2011, and January 2, 2010

Consolidated Statements of Changes in Shareholders’ Equity -

Years Ended December 31, 2011, January 1, 2011, and January 2, 2010

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 31, 2011 are included herein:

Schedule II—Valuation and Qualifying Accounts, Report of Independent Registered Public Accounting Firm

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Date: February 15, 2012	By:/s/Neal L. Patterson
Neal L. Patterson
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Neal L. Patterson	February 15, 2012
Neal L. Patterson, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

/s/Clifford W. Illig	February 15, 2012
Clifford W. Illig, Vice Chairman and Director

/s/Marc G. Naughton	February 15, 2012
Marc G. Naughton, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

/s/Michael R. Battaglioli	February 15, 2012
Michael R. Battaglioli, Vice President and
Chief Accounting Officer

/s/Gerald E. Bisbee, Jr.	February 15, 2012
Gerald E. Bisbee, Jr., Ph.D., Director

/s/Denis A. Cortese, M.D.	February 15, 2012
Denis A. Cortese, M.D., Director

/s/John C. Danforth	February 15, 2012
John C. Danforth, Director

/s/Linda M. Dillman	February 15, 2012
Linda M. Dillman, Director

/s/William B. Neaves	February 15, 2012
William B. Neaves, Ph.D., Director

/s/William D. Zollars	February 15, 2012
William D. Zollars, Director

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003	10-K	3(a)	3/18/2004 0-15386/04677199

3(b)	Certificates of Amendment to the Second Restated Certificate of Incorporation	8-K	3.1 & 3.2	6/1/2011

3(c)	Amended & Restated Bylaws dated September 16, 2008 (as amended March 31, 2010 and March 9, 2011)	8-K	3.2	3/15/2011

4(a)	Specimen stock certificate	10-K	4(a)	2/28/2007 0-15386/08646565

4(b)	Amended and Restated Credit Agreement, dated February 10, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.	8-K	99.1	02/13/2012 0-15386/12599122

4(c)	Note Agreement, dated April 1, 1999, among Cerner Corporation, Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, Commercial Union Life Insurance Company of America, Nippon Life Insurance Company of America, John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, and Investors Partner Life Insurance Company	8-K	4(e)	4/23/1999 0-15386/99599441

4(d)

Note Purchase Agreement, dated

December 15, 2002, among Cerner Corporation, as issuer, and John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, John Hancock Insurance Company of Vermont, Sunamerica Life Insurance Company, Woodmen of the World Life Insurance Society and Beneficial Life Insurance Company, as purchasers

		10-K	10(x)	3/12/2003 0-15386/03599957

4(e)	Note Purchase Agreement, dated November 1, 2005, among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers	8-K	99.1	11/7/2005 0-15386/051183275

10(a) *	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 0-15386/07658265

10(b)*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010

10(c)*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008

10(d)*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 0-15386/1603080

10(e)*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008

10(f)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan	DEF 14A	Annex I	4/19/2011

10(g)*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	DEF 14A	Annex II	4/19/2011

10(h)*	Cerner Corporation Qualified Performance-Based Compensation Plan (as Amended and Restated) dated May 28, 2010	DEF 14A	Annex I	4/16/2010

10(i)*	Form of 2010 Executive Performance Agreement	8-K	99.1	4/6/2010

10(j)*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008

10(k)*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	10/29/2010

10(l)*	Exhibit A Severance Matrix, effective April 1, 2011 to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	4/29/2011

10(m)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 0-15386/05688830

10(n)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 0-15386/051193974

10(o)*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 0-15386/05688830

10(p)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 0-15386/05688830

10(q)*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010

10(r)*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008

10(s)*	Aircraft Time Sharing Agreements between Cerner Corporation and Neal L. Patterson and Clifford W. Illig both dated February 7, 2007	8-K	10.2 & 10.3	2/9/2007 0-15386/07598012

10(t)*	Notice of Change of Aircraft Provided Under Time Sharing Agreements from Cerner Corporation to Neal L. Patterson and Clifford W. Illig, both notices dated December 28, 2009	10-K	10(t)	2/22/2010

10(u)	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010

11	Computation of Registrant’s Earnings Per Share. (Exhibit omitted. Information contained in notes to consolidated financial statements.)

21	Subsidiaries of Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRLTaxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement required to be identified by Part IV, Item 15(a)(3).

†

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cerner Corporation:

We have audited Cerner Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Kansas City, Missouri

February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012 expressed an unqualified opinion on the effectiveness of Cerner Corporation’s internal control over financial reporting.

/s/KPMG LLP

Kansas City, Missouri

February 15, 2012

CERNER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and January 1, 2011

	$0000000.00	$0000000.00

(In thousands, except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$243,146	$214,511
Short-term investments	531,635	356,501
Receivables, net	563,209	476,905
Inventory	23,296	11,036
Prepaid expenses and other	94,232	83,272
Deferred income taxes, net	46,795	3,836

Total current assets	1,502,313	1,146,061

Property and equipment, net	488,996	498,829
Software development costs, net	248,750	244,848
Goodwill	211,826	161,374
Intangible assets, net	75,366	38,468
Long-term investments	359,324	264,467
Other assets	113,783	68,743

Total assets	$3,000,358	$2,422,790

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$85,545	$65,035
Current installments of long-term debt	39,722	24,837
Deferred revenue	153,139	109,351
Accrued payroll and tax withholdings	109,227	86,921
Other accrued expenses	51,087	19,788

Total current liabilities	438,720	305,932

Long-term debt and other obligations	86,821	67,923
Deferred income taxes and other liabilities	150,229	126,215
Deferred revenue	13,787	17,303

Total liabilities	689,557	517,373

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 169,565,856 shares issued at December 31, 2011 and 166,478,570 issued at January 1, 2011	1,696	1,665
Additional paid-in capital	723,490	616,988
Retained earnings	1,597,462	1,290,835
Accumulated other comprehensive loss, net	(11,967)	(4,191)

Total Cerner Corporation shareholders' equity	2,310,681	1,905,297

Noncontrolling interest	120	120

Total shareholders’ equity	2,310,801	1,905,417

Total liabilities and shareholders’ equity	$3,000,358	$2,422,790

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, January 1, 2011 and January 2, 2010

	For the Years Ended
(In thousands, except per share data)	2011	2010	2009

Revenues:
System sales	$706,714	$550,792	$504,561
Support, maintenance and services	1,451,747	1,266,977	1,136,871
Reimbursed travel	44,692	32,453	30,432

Total revenues	2,203,153	1,850,222	1,671,864

Costs and expenses:
Cost of system sales	296,561	221,055	186,626
Cost of support, maintenance and services	100,419	66,848	64,140
Cost of reimbursed travel	44,692	32,453	30,432
Sales and client service	869,962	767,152	700,639
Software development	286,801	272,851	271,051
(Includes amortization of $79,098, $68,994 and $63,611, respectively)
General and administrative	144,920	130,530	126,970

Total costs and expenses	1,743,355	1,490,889	1,379,858

Operating earnings	459,798	359,333	292,006

Other income (expense):
Interest income, net	9,850	3,439	308
Other income (expense), net	46	(560)	367

Total other income, net	9,896	2,879	675

Earnings before income taxes	469,694	362,212	292,681
Income taxes	(163,067)	(124,940)	(99,216)

Net earnings	$306,627	$237,272	$193,465

Basic earnings per share	$1.82	$1.44	$1.19

Diluted earnings per share	$1.76	$1.39	$1.15

Basic weighted average shares outstanding	168,634	164,916	161,963

Diluted weighted average shares outstanding	173,867	170,847	167,764

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, January 1, 2011 and January 2, 2010

	For the Years Ended
(In thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$306,627	$237,272	$193,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	212,556	193,337	189,603
Share-based compensation expense	27,919	23,723	15,786
Provision for deferred income taxes	(22,113)	30,362	(4,141)

Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(128,979)	(17,370)	(46,599)
Inventory	(12,329)	188	290
Prepaid expenses and other	9,974	35,378	(26,350)
Accounts payable	17,504	30,812	(53,417)
Accrued income taxes	26,053	(42,651)	29,263
Deferred revenue	33,792	(24,618)	28,127
Other accrued liabilities	75,290	(9,989)	21,264

Net cash provided by operating activities	546,294	456,444	347,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(104,795)	(102,311)	(131,265)
Capitalized software development costs	(82,942)	(80,979)	(77,747)
Purchases of investments	(1,083,274)	(803,832)	(266,776)
Maturities of investments	791,881	491,492	97,481
Purchase of other intangibles	(20,620)	(10,780)	(12,485)
Acquisition of businesses, net of cash acquired	(65,341)	(14,486)	(3,529)

Net cash used in investing activities	(565,091)	(520,896)	(394,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future receivables	-	1,516	1,888
Repayment of long-term debt	(25,701)	(27,625)	(32,352)
Proceeds from excess tax benefits from stock compensation	36,433	26,226	17,445
Proceeds from exercise of options	38,900	34,724	29,789
Contingent consideration payments for acquisition of business	(779)	-	-

Net cash provided by financing activities	48,853	34,841	16,770

Effect of exchange rate changes on cash and cash equivalents	(1,421)	2,399	1,489

Net increase (decrease) in cash and cash equivalents	28,635	(27,212)	(28,771)
Cash and cash equivalents at beginning of period	214,511	241,723	270,494

Cash and cash equivalents at end of period	$243,146	$214,511	$241,723

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$5,786	$6,887	$8,583
Income taxes, net of refund	115,867	121,737	47,114

Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired (assumed)	$(8,464)	$1,069	$-
Fair value of intangible assets acquired	32,264	5,076	-
Fair value of goodwill	50,751	11,290	3,529
Less: Fair value of contingent liability payable	(5,235)	(1,725)	-
Less: Fair value of working capital settlement payable	(939)	-	-

Cash paid for acquisitions	68,377	15,710	3,529
Cash acquired	(3,036)	(1,224)	-

Net cash used	$65,341	$14,486	$3,529

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Income (Loss)

(In thousands)

Balance at January 3, 2009	160,507	$1,605	$462,283	$860,098	$(12,977)
Exercise of stock options	3,043	31	29,758	-

Employee stock option compensation expense	-		15,786	-

Employee stock option compensation net excess tax benefit	-		20,906	-

Foreign currency translation adjustments and other	-		-	-	9,723	$9,723

Net earnings	-		-	193,465		193,465

Comprehensive Income						$203,188

Balance at January 2, 2010	163,550	1,636	528,733	1,053,563	(3,254)
Exercise of stock options	2,929	29	34,695	-

Employee stock option compensation expense	-		23,723	-

Employee stock option compensation net excess tax benefit	-		29,837	-

Foreign currency translation adjustments and other	-		-	-	(937)	$(937)

Net earnings	-		-	237,272		237,272

Comprehensive Income						$236,335

Balance at January 1, 2011	166,479	1,665	616,988	1,290,835	(4,191)
Exercise of stock options	3,087	31	38,869

Employee stock option compensation expense			27,919

Employee stock option compensation net excess tax benefit			39,714

Foreign currency translation adjustments and other					(7,776)	$(7,776)

Net earnings				306,627		306,627

Comprehensive Income						$298,851

Balance at December 31, 2011	169,566	$1,696	$723,490	$1,597,462	$(11,967)

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

On May 27, 2011, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on June 24, 2011 to shareholders of record as of June 15, 2011. In connection with the stock split, treasury shares previously reflected in the consolidated balance sheets were utilized to settle a portion of the distribution. Our consolidated financial statements have been retroactively restated to reflect the stock split for all periods presented, which resulted in a reclassification increasing common stock $0.8 million, reducing additional paid-in capital $28.8 million, and reducing treasury stock $28.0 million at January 3, 2009. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

Under the terms of our outstanding equity awards, the stock split increased the number of shares of our common stock issuable upon exercise or vesting of such awards in proportion to the stock split ratio and caused a proportionate decrease in the exercise price of such awards to the extent they were stock options.

Nature of Operations

We design, develop, market, install, host and support health care information technology, health care devices and content solutions for health care organizations and consumers. We also provide a wide range of value-added services, including implementing solutions as individual, combined or enterprise-wide systems; hosting solutions in our data center; and clinical process optimization services. Furthermore, we provide fully–automated on-site employer health clinics and third party administrator health plan services for employers.

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

The following are our major components of revenue:

•

System sales – includes the licensing of computer software, software as a service, deployment period upgrades, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software;

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

Under the residual method, revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. professional services, software support, hardware maintenance, remote hosting services, hardware and sublicensed software), but does not exist for one or more of the delivered elements in the arrangement (i.e. licenses for software solutions including project-related installation services). We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and software as a service portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which we charge for these services when sold apart from a software license; and, the hardware and sublicensed software, based on the prices for these elements when they are sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

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

	For the Years Ended
(In millions)	2011	2010	2009

System Sales	$23.3	$17.5	$18.1
Support, maintenance and services	97.5	88.1	60.4

Revenue Recognition Models for Each Element

We provide project-related installation services when licensing our software solutions, which include project-scoping services, conducting pre-installation audits and creating initial environments. We have deemed installation services to be essential to the functionality of the software, and therefore recognize the software license over the software installation period using the percentage of completion method. We measure the percentage of completion based on output measures which reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. The installation services process length is dependent upon client specific factors and generally occurs in the same period the contracts are executed but can extend over a longer period of time.

We provide implementation and consulting services. These services vary depending on the scope and complexity requested by the client. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Except for limited arrangements where our software requires significant modifications or customization, implementation and consulting services generally are not deemed to be essential to the functionality of the software, and thus do not impact the timing of the software license recognition. However, if software license fees are tied to implementation milestones, then the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become billable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.

Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with us to host the software in our data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to us to host the software. Additionally, these services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, we allocate a portion of the services fee to the software and recognize it once the client has the ability to take possession of the software. The remaining services fee in these arrangements, as well as the services fees for arrangements where the client does not have the contractual right or the ability to take possession of the software at any time, is generally recognized ratably over the hosting service period.

We also offer our solutions on a software as a service model, making available time based licenses for our software functionality and providing the software solutions on a remote processing basis from our data centers. The data centers provide system and administrative support as well as processing services. Revenue on software and services provided on a software as a service or term license basis is combined and recognized on a monthly basis over the term of the contract. We capitalize related direct costs consisting of third party costs and direct software installation and implementation costs associated with the initial set up of a software as a service client. These costs are amortized over the term of the arrangement.

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

Hardware and sublicensed software sales are generally recognized when delivered to the client, when title and risk of loss have transferred to the client.

The sale of equipment under sales-type leases is recorded as system sales revenue at the inception of the lease. Sales-type leases also produce financing income, which is included in system sales revenue and is recognized at consistent rates of return over the lease term.

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

(c) Investments – Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds. Our long-term investments are primarily invested in government and corporate bonds with maturities of less than two years. Investment securities which we have the ability and intent to hold until maturity are classified as held-to-maturity investments and are stated at amortized cost. Investment securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are stated at fair market value with changes recorded through earnings.

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income for our held-to-maturity investments. Interest income is recognized when earned.

Refer to Note (3) and Note (4) for a description of these assets and their fair value.

(d) Concentrations – Substantially all of our cash and cash equivalents and short-term investments are held at four major financial institutions. The majority of our cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of the end of 2011, we had significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

(e) Inventory – Inventory consists primarily of computer hardware, sublicensed software held for resale and RxStation medication dispensing units. Inventory is recorded at the lower of cost (first-in, first-out) or market.

(f) Property and Equipment – We account for property and equipment in accordance with ASC 360, Property, Plant, and Equipment. Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of one to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of one to 15 years.

(g) Software Development Costs – Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized software development costs over five years.

(h) Goodwill – We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. Based on these evaluations, there was no impairment of goodwill in 2011, 2010 or 2009. Refer to Note (7) for more information of Goodwill and other intangible assets.

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

From time to time we are involved in routine litigation incidental to the conduct of our business, including for example, employment disputes and litigation alleging solution defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(j) Derivative Instruments and Hedging Activities – We account for our hedging activities in accordance with ASC 815, Derivatives and Hedging. Historically, our use of hedging instruments has primarily been to hedge foreign currency denominated assets and liabilities. We record all hedging instruments on our Consolidated Balance Sheet at fair value. For hedging instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the hedging instrument is reported in the foreign currency translation component of other comprehensive income (loss). Any ineffective portion of the gain or loss on the hedging instrument for a cash flow hedge or net investment hedge is recorded in the results of operations immediately. Refer to Note (10) for more information on our hedging activities.

(k) Income Taxes – Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (12) for additional information regarding income taxes.

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

(n) Foreign Currency - In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

ASU 2009-13

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

We adopted ASU 2009-13 for all new and materially modified arrangements on a prospective basis beginning January 2, 2011. We have reviewed the primary accounting literature related to the elements that typically get bundled into our arrangements and determined that the majority of the elements fall into two different accounting units. One unit is comprised of software and software-related elements which include our licensed software, licensed software support, application services provider, subscriptions, professional services, remote hosting, sublicensed software and sublicensed software support. The second unit of accounting is non-software elements, which include hardware and hardware maintenance.

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

ASU 2009-14

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2011, the FASB issued ASU 2011-08 —Testing for Goodwill Impairment (ASU 2011-08). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by ASC Topic 350. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in 2012. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

(2) Business Acquisitions

Clairvia, Inc.

On October 17, 2011, we purchased the net assets of Clairvia, Inc. into Cerner Corporation. Clairvia is a developer of health care workforce management solutions, including Care Value Management™ and Physician Scheduler™. The Care Value Management suite will be integrated into our broader cloud-based and interoperability platforms, Cerner Healthe Intent™ and CareAware®, which will allow us to offer a comprehensive suite of resource management solutions.

Consideration for the acquisition of Clairvia was $38.3 million, which was paid in cash. The final allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

(In thousands)
Allocation Amount

Tangible assets and liabilities
Current assets	$3,260
Property and equipment	93
Current liabilities	(3,764)

Total net tangible liabilities acquired	(411)
Intangible assets
Customer relationships	6,810
Existing technologies	6,060
Non-compete agreements	740
Trade names	450

Total intangible assets acquired	14,060
Goodwill	24,621

Total purchase price	$38,270

The fair values of the acquired intangible assets were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, and client attrition rates. See Note (4) for further information about the fair value level hierarchy.

The goodwill of $24.6 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and Clairvia. All of the goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years. The operating results of Clairvia were combined with our operating results subsequent to the purchase date of October 17, 2011. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

Resource Systems, Inc.

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

Consideration for the acquisition of Resource Systems is expected to total $36.3 million consisting of up-front cash plus additional contingent consideration, which is payable if we achieve certain revenue milestones through the quarters ending June 30, 2012 and December 29, 2012 and bookings milestones through the quarters ending June 30, 2012 and June 29, 2013 from the clients acquired from Resource Systems. We valued the contingent consideration at $5.2 million based on a probability-weighted assessment of potential contingent consideration payment scenarios. The final allocation of the purchase price to the estimated fair values of the identified tangible and intangible assets acquired, net of liabilities assumed, is summarized below:

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

IMC Health Care, Inc.

On January 4, 2010, we completed the purchase of 100% of the outstanding common shares of IMC Health Care, Inc. (IMC), a provider of employer sponsored on-site health centers. The acquisition of IMC expanded our employer health initiatives, such as on-site employer health centers, occupational health services and wellness programs. Consideration for this transaction was $16.6 million, which was primarily paid in cash.

The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $11.3 million and $5.1 million in intangible assets, of which $4.1 million was related to the value of established customer relationships.

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

(3) Cash and Investments

Our cash, cash equivalents and investment securities consisted of the following:

(In thousands)	2011	2010

Cash and cash equivalents:
Cash	$111,869	$170,274
Money market funds	123,919	44,237
Time deposits	7,358	-

Total cash and cash equivalents	$243,146	$214,511

Short-term investments
Time deposits	$67,632	$41,764
Commercial paper	23,250	44,500
Government and corporate bonds	440,753	251,787
Auction rate securities	-	18,450

Total short-term investments	$531,635	$356,501

Long-term investments
Time deposits	$19,579	$-
Government and corporate bonds	337,245	264,467
Other	2,500	-

Total long-term investments	$359,324	$264,467

All of our short-term and long-term investments are classified as held-to-maturity securities and are stated at their amortized cost which approximates fair value, except for our auction rate securities, which are classified as trading and stated at fair value, and our other long-term investments, which are stated at cost. In January 2011, all outstanding auction rate securities were called by the issuer at par value. Refer to Note (4) for details of the fair value measurements within the fair value hierarchy of these financial assets.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured at fair value within the fair value hierarchy at the end of 2011 and 2010:

(In thousands)		2011			2010

	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using

Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$123,919	$-	$-	$44,237	$-	$-

Time deposits	Cash equivalents	-	7,358	-	-	-	-

Time deposits	Short-term investments	-	67,632	-	-	41,764	-

Commercial paper	Short-term investments	-	23,250	-	-	44,500	-

Government and corporate bonds	Short-term investments	-	440,753	-	-	251,787	-

Auction rate securities	Short-term investments	-	-	-	-	18,450	-

Time deposits	Long-term investments	-	19,579	-	-	-	-

Government and corporate bonds	Long-term investments	-	337,245	-	-	264,467	-

Other	Long-term investments	-	-	2,500	-	-	-

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

The table below presents the activity of our assets stated at fair value in our consolidated balance sheets using significant unobservable inputs (Level 3):

(In thousands)	2010

Beginning balance	$94,550
Redemptions at par	(76,100)
Transfers out of Level 3 to Level 2	(18,450)

Ending balance	$-

(5) Receivables

Receivables consist of accounts receivable, contracts receivable, and the current portion of amounts due under sales-type leases. Accounts receivable represent recorded revenues that have been billed. Contracts receivable represent recorded revenues that are billable by us at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to healthcare providers located throughout the United States and in certain non-U.S. countries.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2011, 2010, and 2009 totaled $11.4 million, $9.9 million and $3.1 million, respectively.

A summary of receivables, net is as follows:

	$000000.00	$000000.00

(In thousands)	2011	2010

Gross accounts receivable	$496,706	$352,554
Less: Allowance for doubtful accounts	24,270	15,550

Accounts receivable, net of allowance	472,436	337,004

Contracts receivable	81,776	139,901
Current portion of lease receivables	8,997	-

Total receivables, net	$563,209	$476,905

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain medical devices to our clients. The components of our net investment in sales-type leases are as follows:

	$000000.00	$000000.00

(In thousands)	2011	2010

Minimum lease payments receivable	$60,695	$-
Less: Unearned income	5,347	-

Total lease receivables	55,348	-

Less: Long-term receivables included in other assets	46,351	-

Current portion of lease receivables	$8,997	$-

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(in thousands)

2012	$10,355
2013	14,120
2014	13,164
2015	13,042
2016	9,779

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of December 31, 2011, it remains unlikely that the matter will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent the majority of other long-term assets at the end of 2011 and 2010. While the ultimate collectability of the receivables pursuant to this process is uncertain, management believes that it has valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During 2011 and 2010, we received total client cash collections of $2.2 billion and $1.9 billion, respectively, of which $68.2 million and $66.6 million were received from third party arrangements with non-recourse payment assignments.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2011	2010

Furniture and fixtures	5	-	12	$61,499	$57,763
Computer and communications equipment	1	-	5	741,547	660,741
Leasehold improvements	1	-	15	163,794	164,498
Capital lease equipment	3	-	5	5,914	5,914
Land, buildings and improvements	12	-	50	207,069	195,193
Other equipment	3	-	20	383	564

				1,180,206	1,084,673

Less accumulated depreciation and leasehold amortization				691,210	585,844

Total property and equipment, net				$488,996	$498,829

Depreciation and leasehold amortization expense for 2011, 2010 and 2009 was $117.9 million, $111.4 million and $104.6 million, respectively.

(7) Goodwill and Other Intangible Assets

Goodwill is tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 inputs as defined in the fair value hierarchy. Refer to Note (4) - Fair Value Measurements for the definition of the levels in the fair value hierarchy. The inputs used to calculate the fair value included the projected cash flows and discount rates that we estimated would be used by a market participant. Our most recent annual test of goodwill impairment indicated that goodwill was not impaired. The fair values of each of our reporting units exceeded their carrying amounts by a significant margin.

The changes in the carrying amounts of goodwill were as follows:

	$000000.00	$000000.00

(In thousands)	2011	2010

Beginning Balance	$161,374	$151,479
Goodwill acquired and earnout payments for prior acquisitions	51,100	11,290
Foreign currency translation adjustment and other	(648)	(1,395)

Ending Balance	$211,826	$161,374

Our intangible assets subject to amortization are amortized on a straight-line basis, and are summarized as follows:

	2011		2010

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Purchased software	$94,963	$55,305	$70,864	$48,085
Customer lists	77,513	58,259	59,556	54,241
Patents	10,298	2,997	9,128	2,365
Other	11,460	2,307	4,491	880

Total	$194,234	$118,868	$144,039	$105,571

Intangible assets, net		$75,366		$38,468

Amortization expense for 2011, 2010 and 2009 was $14.7 million, $12.0 million and $20.4 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows for the year ended:

(In thousands)

2012	$17,277
2013	15,323
2014	13,703
2015	11,307
2016	6,842

(8) Software Development Costs

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2011	2010	2009

Software development costs	$290,645	$284,836	$285,187
Capitalized software development costs	(82,942)	(80,979)	(77,747)
Amortization of capitalized software development costs	79,098	68,994	63,611

Total software development expense	$286,801	$272,851	$271,051

Accumulated amortization as of the end of 2011 and 2010 was $621.9 million and $543.2 million, respectively.

(9) Indebtedness

The following is a summary of indebtedness outstanding:

(In thousands)	2011	2010

Note agreement, 5.54%	$57,683	$72,438
Senior Notes, Series B, 6.42%	9,750	19,500
Capital lease obligations	58,995	250
Other obligations	115	572

	126,543	92,760
Less: current portion	(39,722)	(24,837)

	$86,821	$67,923

In November 2005, we completed a £65.0 million unsecured private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2011.

In December 2002, we completed a $60.0 million unsecured private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full in 2008. The Series B Senior Notes, with a $39.0 million principal amount at 6.42%, are payable in four equal annual installments, which commenced December 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2011.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness at the end of 2011 are as follows:

	$00,0000,0000	$00,0000,0000	$00,0000,0000	$00,0000,0000	$00,0000,0000
	Capital Lease Obligations
(in thousands)	Minimum Lease Payments	Less Interest	Principal	Principal Amount of Indebtedness	Total

2012	$17,223	$1,787	$15,436	$24,286	$39,722
2013	14,105	1,363	12,742	14,421	27,163
2014	12,765	936	11,829	14,421	26,250
2015	12,578	720	11,858	14,420	26,278
2016	7,685	555	7,130	-	7,130

Total	$64,356	$5,361	$58,995	$67,548	$126,543

We estimate the fair value of our long-term, fixed-rate debt using a level 3 discounted cash flow analysis based on our current borrowing rates for debt with similar maturities. The fair value of our long-term debt was approximately $72.6 million and $99.6 million at the end of 2011 and 2010, respectively.

We maintain a multi-year revolving credit facility, which provides an unsecured revolving line of credit for working capital purposes. Interest is payable at a rate based on prime or LIBOR plus a spread that varies depending on the net worth ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain net worth, current ratio and fixed charge coverage covenants, which as of the end of 2011, we were in compliance with. As of the end of 2011, we had no outstanding borrowings under this agreement; however, we have $16.8 million of outstanding letters of credit, which reduced our available borrowing capacity to $73.2 million.

(10) Hedging Activities

We designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in our U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of other comprehensive income, to the extent the hedge is effective. The following table represents the fair value of the net investment hedge included within the Consolidated Balance Sheet and the unrealized gain, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

	$00,0000	$00,0000	$00,0000

(In thousands)		2011
	Balance Sheet Classification	Fair Value	Net Unrealized Gain

Net investment hedge	Short-term liabilities	$14,421	$133
Net investment hedge	Long-term liabilities	43,262	1,381

Total net investment hedge		$57,683	$1,514

	$00,0000	$00,0000	$00,0000

(In thousands)		2010
	Balance Sheet Classification	Fair Value	Net Unrealized Gain

Net investment hedge	Short-term liabilities	$14,488	$445
Net investment hedge	Long-term liabilities	57,950	1,416

Total net investment hedge		$72,438	$1,861

(11) Interest Income

A summary of interest income and expense is as follows:

	$000,0000,0	$000,0000,0	$000,0000,0
	For the Years Ended
(In thousands)	2011	2010	2009

Interest income	$15,191	$10,347	$8,801
Interest expense	(5,341)	(6,908)	(8,493)

Interest income, net	$9,850	$3,439	$308

(12) Income Taxes

Income tax expense (benefit) for 2011, 2010 and 2009 consists of the following:

	$00,0000,00	$00,0000,00	$00,0000,00
	For the Years Ended
(In thousands)	2011	2010	2009

Current:
Federal	$162,288	$85,106	$90,992
State	19,061	10,355	8,350
Foreign	3,831	(883)	4,015

Total current expense	185,180	94,578	103,357

Deferred:
Federal	(15,927)	22,297	(1,545)
State	(5,410)	4,038	845
Foreign	(776)	4,027	(3,441)

Total deferred expense (benefit)	(22,113)	30,362	(4,141)

Total income tax expense	$163,067	$124,940	$99,216

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2011 and 2010 relate to the following:

(In thousands)	2011	2010

Deferred tax assets
Accrued expenses	$18,597	$11,707
Separate return net operating losses	16,757	15,882
Share based compensation	26,462	23,514
Contract and service revenues and costs	25,022	-
Other	5,410	482

Total deferred tax assets	92,248	51,585

Deferred tax liabilities
Software development costs	(91,267)	(85,692)
Contract and service revenues and costs	-	(3,884)
Depreciation and amortization	(85,746)	(67,438)
Other	(4,029)	(3,048)

Total deferred tax liabilities	(181,042)	(160,062)

Net deferred tax liability	$(88,794)	$(108,477)

At the end of 2011, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $8.3 million that are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from non-U.S. jurisdictions of $1.7 million that are available to offset future taxable income, if any, through 2024 and $35.9 million that are available to offset future taxable income, if any, with no expiration. In addition, we had a deferred tax asset for state net operating loss carryforwards of $1.0 million which are available to offset future taxable income, if any, through 2031. We expect to fully realize all these net operating loss carry-forwards in future periods.

At the end of 2011, we have not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $58 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2011, 2010, and 2009 were 35%, 34%, and 34%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2011	2010	2009

Tax expense at statutory rates	$164,393	$126,744	$102,438
State income tax, net of federal benefit	11,439	10,151	6,658
Prior period adjustments	(1,911)	(541)	2,310
Tax credits	(5,520)	(10,568)	(5,150)
Unrecognized tax benefit	102	7,501	(5,581)
Permanent differences	(2,472)	(4,629)	(1,200)
Other, net	(2,964)	(3,718)	(259)

Total income tax expense	$163,067	$124,940	$99,216

The 2011 beginning and ending amounts of accrued interest related to unrecognized tax benefit positions were $0.4 million and $0.9 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations. No accrual for tax penalties was recorded at the end of the year.

The 2011 tax expense amount included $1.9 million of tax benefits related to foreign operating losses and prior period tax returns. The 2010 tax expense amount includes $0.5 million of tax benefits related to prior period foreign operating losses. The 2009 tax expense amount includes $2.3 million expense related to adjustments from prior period tax returns. These differences accumulated over several years and the impact to any one of the prior periods is not material.

During 2009, the Internal Revenue Service (IRS) completed its examination of our 2007 income tax return and refund claim related to our foreign tax credit for the 2004, 2005 and 2006 income tax returns. We decreased our unrecognized tax benefits by $8.0 million primarily due to the settlement of the 2007 IRS audit. During 2010, the IRS commenced its examination of our 2009 and 2008 income tax returns. We also have certain state and foreign income tax returns under examination.

As of the end of 2011, the total amount of unrecognized tax benefits, including interest, was $14.6 million, of which $14.2 million will benefit the effective tax rate if recognized. It is reasonably possible that these unrecognized tax benefits will decrease by $9.0 million to $12.0 million in the next 12 months as the result of the settlement of ongoing tax audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2011	2010	2009

Unrecognized tax benefit - beginning balance	$14,100	$6,599	$12,440
Gross decreases- tax positions in prior periods	540	-	(7,961)
Gross increases- current-period tax positions	-	7,501	2,379
Settlements	-	-	(259)

Unrecognized tax benefit - ending balance	$14,640	$14,100	$6,599

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

	2011			2010			2009

(In thousands, except per share data)	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per share:
Income available to common stockholders	$306,627	168,634	$1.82	$237,272	164,916	$1.44	$193,465	161,963	$1.19

Effect of dilutive securities:
Stock options		5,233			5,931			5,801

Diluted earnings per share:

Income available to common stockholders including assumed conversions	$306,627	173,867	$1.76	$237,272	170,847	$1.39	$193,465	167,764	$1.15

Options to purchase 2.1 million, 1.2 million and 3.6 million shares of common stock at per share prices ranging from $39.36 to $68.45, $29.11 to $45.96 and $19.32 to $68.43, were outstanding at the end of 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14) Share Based Compensation and Equity

Stock Option and Equity Plans

As of the end of 2011, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Under the Omnibus Plan, we are authorized to grant to associates and directors up to 8.0 million shares of common stock awards, plus up to 2.0 million shares of common stock awards that were available under the Cerner Corporation 2004 Long Term Incentive Plan G (Plan G) at May 27, 2011, the time the Omnibus Plan was approved by our shareholders. Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2011, 9.7 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

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

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

	2011	2010	2009

Expected volatility (%)	35.7 - 39.7	39.0 - 41.7	45.2 - 51.5

Expected term (yrs)	7.9 - 8.9	9.3 - 9.7	9.3 - 9.6

Risk-free rate (%)	2.2	2.9	3.8

A combined summary of the stock option activity of our five fixed stock option and equity plans is presented below:

(In thousands, except share and per share data)	2011
Options	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	14,752,610	$18.87
Granted	1,474,510	58.81
Exercised	(2,795,216)	14.11
Forfeited and Expired	(522,502)	35.53

Outstanding at end of year	12,909,402	$23.78	$483,941	6.19

Options exercisable at the end of the year	8,405,514	$14.93	$389,353	5.21

	For the Years Ended
(In thousands, except for grant date fair value)	2011	2010	2009

Weighted-average grant date fair values	$28.89	$22.42	$13.98

Total intrinsic value of options exercised	$117,601	$88,876	$63,465

Cash received from exercise of stock options	$38,900	$34,724	$29,789

Tax benefit realized upon exercise of stock options	$44,908	$33,802	$23,654

As of the end of 2011, there was $65.7 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.02 years.

Non-vested Shares

Non-vested shares are valued at fair market value on the date of grant and will vest provided the recipient has continuously served on the Board of Directors through such vesting date or, in the case of an associate, provided that performance measures are attained. The expense associated with these grants is recognized over the period from the date of grant to the vesting date, when achievement of the performance condition is deemed probable.

A summary of our non-vested restricted stock compensation arrangements granted under all plans is presented below:

	2011
Non-vested shares	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	222,000	$41.12
Granted	163,200	54.07
Vested	(41,532)	41.61
Forfeited	(90,000)	45.68

Outstanding at end of year	253,668	47.75

	000000000	000000000	000000000
	For the Years Ended
(In thousands, except for grant date fair value)	2011	2010	2009

Weighted average grant date fair values for shares granted during the year	$54.07	$41.09	$28.26

Total fair value of shares vested during the year	2,527	1,147	923

As of the end of 2011, there was $7.1 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.61 years.

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

Share Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	00000000000	00000000000	00000000000
	For the Years Ended
(In thousands)	2011	2010	2009

Stock option and non-vested share compensation expense	$27,919	$23,723	$15,786
Associate stock purchase plan expense	2,180	1,692	1,318
Amounts capitalized in software development costs, net of amortization	(620)	(512)	(262)

Amounts charged against earnings, before income tax benefit	$29,479	$24,903	$16,842

Amount of related income tax benefit recognized in earnings	$11,256	$9,329	$6,274

Amendment to Certificate of Incorporation

On March 9, 2011, the Board of Directors of the Company adopted resolutions to amend and on May 27, 2011, the shareholders of the Company approved the proposals to amend the Second Restated Certificate of Incorporation of the Company dated December 5, 2003 to: i) increase the number of Authorized Shares of Common Stock from 150,000,000 to 250,000,000 and ii) to eliminate the Series A Preferred Stock.

Preferred Stock

As of the end of 2011 and 2010, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

(15) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. We have a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. Our first tier discretionary match expenses for the Plan amounted to $10.5 million, $8.9 million and $8.7 million for 2011, 2010 and 2009, respectively.

We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2011, 2010 and 2009 we expensed $10.5 million, $8.9 million and $2.0 million for the second tier discretionary distributions, respectively.

(16) Related Party Transactions

From July 1994 until August 2008 we leased an airplane from PANDI, Inc. (PANDI), a company owned by Neal L. Patterson and Clifford W. Illig, our Chairman of the Board and CEO and Vice Chairman of the Board, respectively. The airplane was used principally by us for client development and support and business development activities.

On August 14, 2008, PANDI sold the airplane to a third party and the lease agreement with us was terminated. Following the sale of the airplane, PANDI undertook a complete accounting of the actual financing, operation, depreciation and maintenance costs of the airplane during the 14 year time period that we leased the airplane from PANDI. Following the due diligence efforts by a committee comprised of the independent members of the Board of Directors, during 2009 we were authorized to and paid PANDI the sum of $1.4 million.

(17) Commitments

Leases

We are committed under operating leases primarily for office space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2011, 2010 and 2009 was $17.6 million, $20.5 million and $16.6 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

Operating Lease Obligations
(In thousands)

2012	$23,807
2013	22,141
2014	18,701
2015	12,896
2016	8,249
2017 and thereafter	46,232

Total:	$132,026

Purchase Obligations

We have purchase commitments with various vendors through 2019. These commitments represent non-cancellable commitments primarily to provide ongoing support, maintenance and service to our clients. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2012	$16,167
2013	19,010
2014	7,513
2015	3,411
2016	198
2017 and thereafter	8,299

Total:	$54,598

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for 2011, 2010 and 2009.

	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2011
Revenues	$1,894,454	$308,699	$-	$2,203,153

Cost of revenues	387,466	54,206	-	441,672
Operating expenses	439,465	126,997	735,221	1,301,683

Total costs and expenses	826,931	181,203	735,221	1,743,355

Operating earnings (loss)	$1,067,523	$127,496	$(735,221)	$459,798

	0000000000	0000000000	0000000000	0000000000
	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2010
Revenues	$1,562,563	$287,659	$-	$1,850,222

Cost of revenues	272,385	47,971	-	320,356
Operating expenses	417,181	124,546	628,806	1,170,533

Total costs and expenses	689,566	172,517	628,806	1,490,889

Operating earnings (loss)	$872,997	$115,142	$(628,806)	$359,333

	0000000000	0000000000	0000000000	0000000000
	Operating Segments

(In thousands)	Domestic	Global	Other	Total

2009
Revenues	$1,398,715	$273,149	$-	$1,671,864

Cost of revenues	240,847	40,351	-	281,198
Operating expenses	372,370	130,256	596,034	1,098,660

Total costs and expenses	613,217	170,607	596,034	1,379,858

Operating earnings (loss)	$785,498	$102,542	$(596,034)	$292,006

(19) Quarterly Results (unaudited)

Selected quarterly financial data for 2011 and 2010 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2011 quarterly results:
First Quarter	$491,664	$95,710	$64,556	$0.38	$0.37
Second Quarter	524,223	110,853	72,044	0.43	0.42
Third Quarter	571,640	123,167	78,835	0.47	0.45
Fourth Quarter	615,626	139,964	91,192	0.54	0.52

Total	$2,203,153	$469,694	$306,627

2010 quarterly results:
First Quarter	$431,337	$77,363	$50,286	$0.30	$0.29
Second Quarter	456,001	86,278	55,477	0.34	0.33
Third Quarter	462,683	94,084	60,872	0.37	0.36
Fourth Quarter	500,201	104,487	70,637	0.43	0.41

Total	$1,850,222	$362,212	$237,272

(20) Subsequent Events

Revolving Credit Facility

In February 2012, we amended our multi-year revolving credit facility to, among other things, increase the maximum borrowing capacity to $100.0 million and extend the maturity date to February 2017. Costs incurred in connection with this amendment were not material.

Unrecognized Tax Benefits

We expect to recognize a tax benefit ranging from $9.0 million to $12.0 million in the first quarter of 2012, based on a settlement reached with tax authorities.

Schedule II

Cerner Corporation

Valuation and Qualifying Accounts

(In thousands)		Additions	Additions Through Acquisitions and
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Consolidation of Variable Interest Entity	Deductions	Balance at End of Period

2009

Doubtful Accounts and Sale Allowances	$18,149	3,108	-	(4,362)	$16,895

2010

Doubtful Accounts and Sale Allowances	$16,895	9,856	-	(11,201)	$15,550

2011

Doubtful Accounts and Sale Allowances	$15,550	11,365	31	(2,676)	$24,270

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cerner Corporation:

Under date of February 15, 2012, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in the Corporation’s 2011 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule noted as Schedule II under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Kansas City, Missouri

February 15, 2012