Form 10-Q
period 2012-03-31
CERNER CORP /MO/
filed 2012-04-27
CIK 804753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2012
Common Stock, $0.01 par value per share	170,456,705 shares

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 (unaudited) and December 31, 2011

	00$0,000,0000	00$0,000,0000

(In thousands, except share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$281,198	$243,146
Short-term investments	612,644	531,635
Receivables, net	535,504	563,209
Inventory	14,141	23,296
Prepaid expenses and other	100,564	94,232
Deferred income taxes, net	47,420	46,795

Total current assets	1,591,471	1,502,313

Property and equipment, net	495,918	488,996
Software development costs, net	252,588	248,750
Goodwill	213,006	211,826
Intangible assets, net	71,959	75,366
Long-term investments	375,039	359,324
Other assets	139,578	113,783

Total assets	$3,139,559	$3,000,358

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$113,568	$85,545
Current installments of long-term debt	44,778	39,722
Deferred revenue	164,846	153,139
Accrued payroll and tax withholdings	92,365	109,227
Other accrued expenses	27,963	51,087

Total current liabilities	443,520	438,720

Long-term debt and other obligations	107,856	86,821
Deferred income taxes and other liabilities	132,192	150,229
Deferred revenue	12,139	13,787

Total liabilities	695,707	689,557

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 170,434,135 shares issued at March 31, 2012 and 169,565,856 shares issued at December 31, 2011	1,704	1,696
Additional paid-in capital	759,857	723,490
Retained earnings	1,686,170	1,597,462
Accumulated other comprehensive loss, net	(3,999)	(11,967)

Total Cerner Corporation shareholders’ equity	2,443,732	2,310,681

Noncontrolling interest	120	120

Total shareholders’ equity	2,443,852	2,310,801

Total liabilities and shareholders’ equity	$3,139,559	$3,000,358

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012 and April 2, 2011

(unaudited)

	Three Months Ended
(In thousands, except per share data)	2012	2011

Revenues:
System sales	$225,820	$140,379
Support, maintenance and services	403,904	340,994
Reimbursed travel	11,488	10,291

Total revenues	641,212	491,664

Costs and expenses:
Cost of system sales	116,955	58,099
Cost of support, maintenance and services	29,565	22,290
Cost of reimbursed travel	11,488	10,291
Sales and client service	245,074	201,348
Software development (Includes amortization of $19,389 and $19,058, respectively)	71,145	71,144
General and administrative	39,546	34,793

Total costs and expenses	513,773	397,965

Operating earnings	127,439	93,699

Other income:
Interest income, net	2,619	1,976
Other income	5	35

Total other income, net	2,624	2,011

Earnings before income taxes	130,063	95,710
Income taxes	(41,355)	(31,154)

Net earnings	$88,708	$64,556

Basic earnings per share	$0.52	$0.38

Diluted earnings per share	$0.51	$0.37

Basic weighted average shares outstanding	169,968	167,110

Diluted weighted average shares outstanding	175,027	172,653

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended March 31, 2012 and April 2, 2011

(unaudited)

	Three Months Ended
(In thousands)	2012	2011

Net earnings	$88,708	$64,556
Foreign currency translation adjustments and other (net of tax of $731 and $898, respectively)	7,968	11,691

Comprehensive income	$96,676	$76,247

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and April 2, 2011

(unaudited)

	Three Months Ended
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$88,708	$64,556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,789	50,140
Share-based compensation expense	8,331	6,944
Provision for deferred income taxes	(5,310)	5,999

Changes in assets and liabilities:
Receivables, net	6,979	6,918
Inventory	9,263	(2,609)
Prepaid expenses and other	(823)	(13,449)
Accounts payable	20,487	-
Accrued income taxes	(30,189)	2,509
Deferred revenue	9,762	11,050
Other accrued liabilities	2,711	(5,557)

Net cash provided by operating activities	162,708	126,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(26,363)	(21,372)
Capitalized software development costs	(23,080)	(20,466)
Purchases of investments	(365,733)	(348,566)
Maturities of investments	265,632	203,367
Purchase of other intangibles	(2,899)	(3,228)

Net cash used in investing activities	(152,443)	(190,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(970)	(114)
Proceeds from excess tax benefits from stock compensation	16,299	15,698
Proceeds from exercise of options	10,982	16,341
Contingent consideration payments for acquisition of business	-	(780)

Net cash provided by financing activities	26,311	31,145

Effect of exchange rate changes on cash and cash equivalents	1,476	2,675

Net increase (decrease) in cash and cash equivalents	38,052	(29,944)
Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$281,198	$184,567

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Statement Presentation

The condensed consolidated financial statements included herein have been prepared by Cerner Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Our interim results as presented in this Form 10-Q are not necessarily indicative of the operating results for the entire year.

The condensed consolidated financial statements were prepared using GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our first fiscal quarter ends on the Saturday closest to March 31. The 2012 and 2011 first quarters ended on March 31, 2012 and April 2, 2011, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

On May 27, 2011, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on June 24, 2011 to shareholders of record as of June 15, 2011. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split, as if the stock split had occurred at the beginning of the earliest period presented.

Recently Adopted Accounting Pronouncements

Comprehensive Income. On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These condensed consolidated financial statements include separate Condensed Consolidated Statements of Comprehensive Income.

Goodwill Impairment. On January 1, 2012, we adopted FASB ASU 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by ASC Topic 350. Otherwise, the two-step goodwill impairment test is not required. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured at fair value within the fair value hierarchy:

(In thousands)		March 31, 2012			December 31, 2011
	Balance Sheet	Fair Value Measurements Using			Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds	Cash equivalents	$58,113	$-	$-	$123,919	$-	$-
Time deposits	Cash equivalents	-	8,331	-	-	7,358	-
Corporate bonds	Cash equivalents	-	1,775	-	-	-	-
Time deposits	Short-term investments	-	80,302	-	-	67,632	-
Commercial paper	Short-term investments	-	48,250	-	-	23,250	-
Government and corporate bonds	Short-term investments	-	484,092	-	-	440,753	-
Time deposits	Long-term investments	-	-	-	-	19,579	-
Government and corporate bonds	Long-term investments	-	369,039	-	-	337,245	-

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at March 31, 2012 and December 31, 2011 was approximately $75.7 million and $72.6 million, respectively. The carrying amount of such fixed-rate debt at March 31, 2012 and December 31, 2011 was $69.2 million and $67.5 million, respectively.

(3)	Receivables

A summary of net receivables is as follows:

	March 31, 2012	December 31, 2011

(In thousands)

Gross accounts receivable	$476,422	$496,706
Less: Allowance for doubtful accounts	26,321	24,270

Accounts receivable, net of allowance	450,101	472,436

Contracts receivable	74,507	81,776
Current portion of lease receivables	10,896	8,997

Total receivables, net	$535,504	$563,209

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of March 31, 2012, it remains unlikely that the matter will be resolved in the next 12 months. Therefore these receivables have been classified as long-term and represent less than the majority of other long-term assets as of the quarter ended March 31, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first three months of 2012 and 2011, we received total client cash collections of $683.2 million and $531.1 million, respectively, of which $16.7 million and $16.0 million were received from third party arrangements with non-recourse payment assignments.

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

Our effective tax rate was 31.8% and 32.6% for the first three months of 2012 and 2011, respectively. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011.

We recorded an adjustment to our unrecognized tax benefits during the first quarter of 2012, resulting from the settlement of an ongoing tax audit, which favorably impacted our income tax provision by $12.0 million. We do not anticipate recognition of any material unrecognized tax benefits in the next twelve months. In the first quarter of 2012, we also recognized $5.6 million of tax expense as a discrete item in connection with the license of certain intellectual property rights to a wholly owned foreign subsidiary.

(5)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$88,708	169,968	$0.52	$64,556	167,110	$0.38
Effect of dilutive securities:
Stock options and non-vested shares	-	5,059		-	5,543

Diluted earnings per share:
Income available to common shareholders including assumed conversions	$88,708	175,027	$0.51	$64,556	172,653	$0.37

Options to purchase 1.5 million and 1.6 million shares of common stock at per share prices ranging from $49.06 to $76.86 and $38.06 to $53.01 were outstanding at March 31, 2012 and April 2, 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(6)	Share-Based Compensation

Stock Options

Options activity for the three months ended March 31, 2012 was as follows:

(In thousands, except per share data)	For the Three Months Ended March 31, 2012
Options	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term

Outstanding at beginning of year	12,909	$23.78
Granted	290	76.58
Exercised	(840)	13.66
Forfeited and expired	(55)	35.51

Outstanding as of March 31, 2012	12,304	$25.67	$621,466	6.24

Exercisable as of March 31, 2012	7,884	$15.59	$477,489	5.24

We valued options granted in 2012 under the Cerner Corporation 2011 Omnibus Equity Incentive Plan using the following weighted average assumptions:

Expected volatility (%)	34.2
Expected term (yrs)	9.2
Risk-free rate (%)	2.2
Fair value per option	$34.90

As of March 31, 2012, there was $70.4 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.01 years.

Non-vested Shares

Non-vested share activity for the three months ended March 31, 2012 was as follows:

(In thousands, except per share data)	For the Three Months Ended March 31, 2012
Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	254	$47.75
Granted	37	76.63
Vested	-	-
Forfeited	-	-

Outstanding as of March 31, 2012	291	$51.43

As of March 31, 2012, there was $8.5 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.55 years.

The following table presents the total compensation expense recognized in the condensed consolidated statements of operations with respect to stock options, non-vested shares and our Associate Stock Purchase Plan:

	Three Months Ended
(In thousands)	2012	2011

Stock option and non-vested share compensation expense	$8,331	$6,944
Associate stock purchase plan expense	732	482
Amounts capitalized in software development costs, net of amortization	(114)	(65)

Amounts charged against earnings, before income tax benefit	$8,949	$7,361

Amount of related income tax benefit recognized in earnings	$3,423	$2,805

(7)	Hedging Activities

The following table represents the fair value of our net investment hedge included within the Condensed Consolidated Balance Sheets and the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)				Net Unrealized Gain (Loss)
	Balance Sheet	Fair Value		For the Three Months Ended

Derivatives Designated	Classification	March 31, 2012	December 31, 2011	2012	2011

Net investment hedge	Short-term liabilities	$14,867	$14,421	$(276)	$292
Net investment hedge	Long-term liabilities	44,602	43,262	(827)	1,168

Total net investment hedge		$59,469	$57,683	$(1,103)	$1,460

(8)	Contingencies

The terms of our software license agreements with our clients generally provide for a limited indemnification of such clients against losses, expenses and liabilities arising from third party claims based on alleged infringement by our solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, we have not had to reimburse any of our clients for any losses related to these indemnification provisions pertaining to third party intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of the operating information for the three months ended March 31, 2012 and April 2, 2011:

	000,000,000	000,000,000	000,000,000	000,000,000
	Operating Segments
(In thousands)	Domestic	Global	Other	Total

Three months ended 2012
Revenues	$554,274	$86,938	$-	$641,212

Cost of revenues	134,303	23,705	-	158,008
Operating expenses	120,438	32,751	202,576	355,765

Total costs and expenses	254,741	56,456	202,576	513,773

Operating earnings (loss)	$299,533	$30,482	$(202,576)	$127,439

	Operating Segments
(In thousands)	Domestic	Global	Other	Total

Three months ended 2011
Revenues	$420,990	$70,674	$-	$491,664

Cost of revenues	77,925	12,755	-	90,680
Operating expenses	105,349	29,099	172,837	307,285

Total costs and expenses	183,274	41,854	172,837	397,965

Operating earnings (loss)	$237,716	$28,820	$(172,837)	$93,699

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

Our first fiscal quarter ends on the Saturday closest to March 31. The 2012 and 2011 first quarters ended on March 31, 2012 and April 2, 2011, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; the potential for losses resulting from asset impairment charges; risks associated with the ongoing adverse financial market environment and uncertainty in global economic conditions; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; material adverse resolution of legal proceedings; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. Forward looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as to the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, health care devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve the quality, safety and efficiency in the delivery of health care.

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 10% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 9,300 facilities around the world, including more than 2,650 hospitals; 3,750 physician practices; 40,000 physicians; 500 ambulatory facilities, such as laboratories, ambulatory centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; 40 employer sites and 1,600 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are planning to replace their current supplier.

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner HealtheSM employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, and solutions on our

Healthe Intent platform. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology (HCIT) as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in the first quarter of 2012.

New business bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $652.3 million in the first quarter of 2012, which was an increase of 24% compared to $524.9 million in the first quarter of 2011. Revenues for the first quarter of 2012 increased 30% to $641.2 million compared to $491.7 million in the year-ago quarter. The year-over-year increase in revenue reflects ongoing demand related to “meaningful use” incentives that we believe are increasing the focus of health care providers on improving the efficiency and quality of health care through the use of information technology and related services.

First quarter 2012 net earnings increased 37% to $88.7 million compared to $64.6 million in the first quarter of 2011. Diluted earnings per share increased 38% to $0.51 compared to $0.37 in the first quarter of 2011. First quarter 2012 and 2011 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the first quarter 2012 net earnings and diluted earnings per share by $5.5 million and $0.03, respectively, and first quarter 2011 net earnings and diluted earnings per share by $4.6 million and $0.03, respectively.

The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, particularly leveraging R&D investments and controlling selling, general and administrative expenses. Our first quarter 2012 operating margin was 19.9%, which is 80 basis points higher than the year-ago quarter.

We had strong cash collections of receivables of $683.2 million in the first quarter of 2012 compared to $531.1 million in the first quarter of 2011. Days sales outstanding was 76 days in the first quarter of 2012 compared to 83 days in the fourth quarter of 2011 and 87 days in the first quarter of 2011. Operating cash flows for the first quarter of 2012 were strong at $162.7 million compared to $126.5 million in the first quarter of 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended April 2, 2011

The following table presents a summary of the operating information for the first quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Revenues
System sales	$225,820	35%	$140,379	29%	61%
Support and maintenance	145,754	23%	131,827	27%	11%
Services	258,150	40%	209,167	42%	23%
Reimbursed travel	11,488	2%	10,291	2%	12%

Total revenues	641,212	100%	491,664	100%	30%

Costs of revenue
Costs of revenue	158,008	25%	90,680	18%	74%

Total margin	483,204	75%	400,984	82%	21%

Operating expenses
Sales and client service	245,074	38%	201,348	41%	22%
Software development	71,145	11%	71,144	15%	-
General and administrative	39,546	6%	34,793	7%	14%

Total operating expenses	355,765	55%	307,285	63%	16%

Total costs and expenses	513,773	80%	397,965	81%	29%

Operating earnings	127,439	20%	93,699	19%	36%
Interest income, net	2,619		1,976
Other income, net	5		35
Income taxes	(41,355)		(31,154)

Net earnings	$88,708		$64,556		37%

Revenues & Backlog

Revenues increased 30% to $641.2 million for the first quarter of 2012 from $491.7 million for the same period in 2011.

•

System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 61% to $225.8 million for the first quarter of 2012 from $140.4 million for the same period in 2011. The increase in system sales was driven by a very strong increase in technology resale and strong increases in software, software as a service and subscriptions.

•

Support and maintenance revenues increased 11% to $145.8 million during the first quarter of 2012 from $131.8 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•

Services revenue, which includes professional services, excluding installation, and managed services, increased 23% to $258.2 million from $209.2 million for the same period in 2011. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services and an increase in other consulting services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 25% in the first quarter of 2012 compared to the same period in 2011. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

	KISHORE KUNAL	KISHORE KUNAL

(In thousands)	March 31, 2012	April 2, 2011

Contract backlog	$5,569,764	$4,460,603
Support and maintenance backlog	704,243	665,734

Total backlog	$6,274,007	$5,126,337

Costs of Revenue

Cost of revenues was 25% of total revenues in the first quarter of 2012, compared to 18% in the same period of 2011. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs. Cost of revenues includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content and computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Cost of revenues does not include the costs of our client service personnel who are responsible for delivering our service offerings. Such costs are included in sales and client service expense.

Operating Expenses

Total operating expenses increased 16% to $355.8 million in the first quarter of 2012, compared with $307.3 million for the same period in 2011.

•

Sales and client service expenses as a percent of total revenues were 38% in the first quarter of 2012, compared to 41% in the same period of 2011. These expenses increased 22% to $245.1 million in the first quarter of 2012, from $201.3 million in the same period of 2011. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•

Software development expenses as a percent of revenue were 11% in the first quarter of 2012, compared to 15% in the same period of 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+™, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first quarters of 2012 and 2011 is as follows:

	0000$000,000,0000	0000$000,000,0000
	Three Months Ended
(In thousands)	2012	2011

Software development costs	$74,836	$72,552
Capitalized software costs	(22,651)	(20,171)
Capitalized costs related to share-based payments	(429)	(295)
Amortization of capitalized software costs	19,389	19,058

Total software development expense	$71,145	$71,144

•

General and administrative expenses as a percent of total revenues were 6% in the first quarter of 2012, compared to 7% in the same period of 2011. These expenses increased 14% to $39.5 million in the first quarter of 2012, from $34.8 million for the same period in 2011. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•

Net interest income was $2.6 million in the first quarter of 2012, compared to net interest income of $2.0 million in the first quarter of 2011. Interest income increased to $4.1 million in the first quarter of 2012 from $3.5 million for the same period in 2011 due primarily to growth in investments. Interest expense was $1.5 million in the first quarters of 2012 and 2011.

•

Our effective tax rate was 31.8% for the first quarter of 2012 and 32.6% for the first quarter of 2011. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011. Refer to Note (4) of the notes to the condensed consolidated financial statements for further information regarding our effective tax rate.

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

The following table presents a summary of the operating information for the first quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$554,274	100%	$420,990	100%	32%
Costs of revenue	134,303	24%	77,925	19%	72%
Operating expenses	120,438	22%	105,349	25%	14%

Total costs and expenses	254,741	46%	183,274	44%	39%

Domestic operating earnings	299,533	54%	237,716	56%	26%

Global Segment
Revenues	86,938	100%	70,674	100%	23%
Costs of revenue	23,705	27%	12,755	18%	86%
Operating expenses	32,751	38%	29,099	41%	13%

Total costs and expenses	56,456	65%	41,854	59%	35%

Global operating earnings	30,482	35%	28,820	41%	6%

Other, net	(202,576)		(172,837)		17%

Consolidated operating earnings	$127,439		$93,699		36%

Domestic Segment

•

Revenues increased 32% to $554.3 million in the first quarter of 2012 from $421.0 million in the same period in 2011. This increase was driven by growth across all business models, with particular strength in technology resale and professional services.

•

Cost of revenues was 24% of revenues in the first quarter of 2012, compared to 19% of revenues in the same period in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.

•

Operating expenses increased 14% to $120.4 million in the first quarter of 2012, from $105.3 million in the same period in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•	Revenues increased 23% to $86.9 million in the first quarter of 2012 from $70.7 million in the same period in 2011. This increase was driven by strong growth in technology resale.

•

Cost of revenues was 27% of revenues in the first quarter of 2012, compared with 18% in the same period of 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 13% to $32.8 million for the first quarter of 2012, from $29.1 million in the same period in 2011, primarily due to an increase in personnel-related expense.

Other, net

Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 17% to $202.6 million in the first quarter of 2012 from $172.8 million in the same period in 2011. This increase was primarily due to growth in corporate and development personnel costs and other non-personnel costs.

Liquidity and Capital Resources

Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.

Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, time deposits and bonds with original maturities of less than 90 days, and short-term investments. At March 31, 2012, we had cash and cash equivalents of $281.2 million and short-term investments of $612.6 million, as compared to cash and cash equivalents of $243.1 million and short-term investments of $531.6 million at December 31, 2011.

Approximately 16% of our aggregate cash, cash equivalents and short-term investments at March 31, 2012, were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million, multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of March 31, 2012, we had no outstanding borrowings under this agreement; however, we have $17.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $82.4 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available lines of credit, will be sufficient to meet anticipated cash requirements during 2012.

The following table summarizes our cash flows in the first three months of 2012 and 2011:

	KISHORE KUNAL	KISHORE KUNAL
	Three Months Ended
(In thousands)	2012	2011

Cash flows from operating activities	$162,708	$126,501
Cash flows from investing activities	(152,443)	(190,265)
Cash flows from financing activities	26,311	31,145
Effect of exchange rate changes on cash	1,476	2,675

Total change in cash and cash equivalents	38,052	(29,944)
Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$281,198	$184,567

Free cash flow (non-GAAP)	$113,265	$84,663

Cash from Operating Activities

	KISHORE KUNAL	KISHORE KUNAL
	Three Months Ended
(In thousands)	2012	2011

Cash collections from clients	$683,245	$531,089
Cash paid to employees and suppliers and other	(459,297)	(389,194)
Cash paid for interest	(3)	(348)
Cash paid for taxes, net of refund	(61,237)	(15,046)

Total cash from operations	$162,708	$126,501

Cash flow from operations increased in the first three months of 2012 as compared to the same period of 2011 due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During the first three months of 2012 and 2011, we received total client cash collections of $683.2 million and $531.1 million, respectively, of which 2% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 76 days in the first quarter of 2012, 83 days in the fourth quarter of 2011 and 87 days in the first quarter of 2011. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 11% in the first three months of 2012 compared to the first three months of 2011. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

	KISHORE KUNAL	KISHORE KUNAL
	Three Months Ended
(In thousands)	2012	2011

Capital purchases	$(26,363)	$(21,372)
Capitalized software development costs	(23,080)	(20,466)
Purchases of investments, net of maturities	(100,101)	(145,199)
Other, net	(2,899)	(3,228)

Total cash flows from investing activities	$(152,443)	$(190,265)

Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending throughout 2012 is expected to increase from our 2011 levels; however, we still expect strong levels of free cash flow.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity throughout 2012, as we expect strong levels of free cash flow.

Cash from Financing Activities

	KISHORE KUNAL	KISHORE KUNAL
	Three Months Ended
(In thousands)	2012	2011

Repayment of long-term debt	$(970)	$(114)
Cash from option exercises (including excess tax benefits)	27,281	32,039
Other, net	-	(780)

Total cash flows from financing activities	$26,311	$31,145

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2012 based on the number of exercisable options at March 31, 2012 and our current stock price.

Free Cash Flow.

	00,000,000	00,000,000
	Three Months Ended
(In thousands)	2012	2011

Cash flows from operating activities (GAAP)	$162,708	$126,501
Capital purchases	(26,363)	(21,372)
Capitalized software development costs	(23,080)	(20,466)

Free cash flow (non-GAAP)	$113,265	$84,663

Free cash flow increased $28.6 million in the first three months of 2012 as compared to the same period in 2011, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance because free cash flow takes into account the capital expenditures necessary to operate our business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4.	Controls and Procedures

a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the Evaluation Date). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

b)

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 6.	Exhibits

(a)	Exhibits

10.1	2012 Executive Performance Agreement Pursuant to Cerner’s Performance-Based Compensation Plan

10.2	Amended and Restated Credit Agreement, dated February 10, 2012, incorporated by reference to Exhibit 99.1 to Form 8-K filed February 13, 2012.

31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

April 27, 2012	By: /s/Marc G. Naughton
Date	Marc G. Naughton
Executive Vice President and
Chief Financial Officer
(duly authorized officer and
principal financial officer)