Form 10-Q
period 2012-06-30
CERNER CORP /MO/
filed 2012-07-27
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2012
Common Stock, $0.01 par value per share	171,177,947 shares

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 (unaudited) and December 31, 2011

(In thousands, except share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$302,788	$243,146
Short-term investments	677,214	531,635
Receivables, net	492,529	563,209
Inventory	22,521	23,296
Prepaid expenses and other	118,304	94,232
Deferred income taxes, net	47,425	46,795
Total current assets	1,660,781	1,502,313

Property and equipment, net	534,611	488,996
Software development costs, net	255,965	248,750
Goodwill	211,498	211,826
Intangible assets, net	69,663	75,366
Long-term investments	412,244	359,324
Other assets	154,282	113,783

Total assets	$3,299,044	$3,000,358

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$123,869	$85,545
Current installments of long-term debt	50,129	39,722
Deferred revenue	163,492	153,139
Accrued payroll and tax withholdings	102,397	109,227
Other accrued expenses	25,239	51,087
Total current liabilities	465,126	438,720

Long-term debt and other obligations	125,951	86,821
Deferred income taxes and other liabilities	127,876	150,229
Deferred revenue	11,571	13,787
Total liabilities	730,524	689,557

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 171,161,517 shares issued at June 30, 2012 and 169,565,856 shares issued at December 31, 2011	1,712	1,696
Additional paid-in capital	795,621	723,490
Retained earnings	1,783,999	1,597,462
Accumulated other comprehensive loss, net	(12,932)	(11,967)
Total Cerner Corporation shareholders’ equity	2,568,400	2,310,681

Noncontrolling interest	120	120
Total shareholders’ equity	2,568,520	2,310,801

Total liabilities and shareholders’ equity	$3,299,044	$3,000,358

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2012 and July 2, 2011
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2012	2011	2012	2011

Revenues:
System sales	$195,295	$157,145	$421,115	$297,524
Support, maintenance and services	426,046	355,330	829,950	696,324
Reimbursed travel	16,017	11,748	27,505	22,039

Total revenues	637,358	524,223	1,278,570	1,015,887
Costs and expenses:
Cost of system sales	100,570	61,887	217,525	119,986
Cost of support, maintenance and services	30,913	24,847	60,478	47,137
Cost of reimbursed travel	16,017	11,748	27,505	22,039
Sales and client service	241,875	210,213	486,949	411,561
Software development (Includes amortization of $20,084 and $39,473 for the three and six months ended June 30, 2012; and $19,910 and $38,968 for the three and six months ended July 2, 2011)	73,507	69,790	144,652	140,934
General and administrative	38,393	37,765	77,939	72,558

Total costs and expenses	501,275	416,250	1,015,048	814,215

Operating earnings	136,083	107,973	263,522	201,672

Other income, net	2,814	2,880	5,438	4,891

Earnings before income taxes	138,897	110,853	268,960	206,563
Income taxes	(41,068)	(38,809)	(82,423)	(69,963)

Net earnings	$97,829	$72,044	$186,537	$136,600

Basic earnings per share	$0.57	$0.43	$1.10	$0.81
Diluted earnings per share	$0.56	$0.42	$1.06	$0.79
Basic weighted average shares outstanding	170,713	168,299	170,336	167,706
Diluted weighted average shares outstanding	175,634	173,591	175,333	173,128
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2012 and July 2, 2011
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2012	2011	2012	2011

Net earnings	$97,829	$72,044	$186,537	$136,600
Foreign currency translation adjustment and other (net of tax of $96 and $(635) for the three and six months ended June 30, 2012; and $60 and $(838) for the three and six months ended July 2, 2011)	(8,961)	4,202	(993)	15,893
Change in net unrealized holding gain (loss) on available-for-sale investments (net of tax of $17 and $17 for the three and six months ended June 30, 2012)	28	—	28	—

Comprehensive income	$88,896	$76,246	$185,572	$152,493
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2012 and July 2, 2011
(unaudited)

	Six Months Ended
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$186,537	$136,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106,215	102,670
Share-based compensation expense	16,583	13,131
Provision for deferred income taxes	(10,480)	7,869
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	31,282	(35,718)
Inventory	878	(1,969)
Prepaid expenses and other	(13,898)	(11,185)
Accounts payable	15,059	2,913
Accrued income taxes	(29,459)	477
Deferred revenue	8,140	14,494
Other accrued liabilities	34,690	19,346

Net cash provided by operating activities	345,547	248,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(78,164)	(51,677)
Capitalized software development costs	(46,847)	(41,055)
Purchases of investments	(655,310)	(628,686)
Sales and maturities of investments	446,861	447,009
Purchase of other intangibles	(5,586)	(5,098)
Acquisition of businesses, net of cash acquired	—	(28,069)

Net cash used in investing activities	(339,046)	(307,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,438)	(454)
Proceeds from excess tax benefits from stock compensation	30,101	26,570
Proceeds from exercise of options	25,044	29,972
Contingent consideration payments for acquisition of business	—	(779)

Net cash provided by financing activities	53,707	55,309

Effect of exchange rate changes on cash and cash equivalents	(566)	3,184

Net increase (decrease) in cash and cash equivalents	59,642	(455)
Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$302,788	$214,056
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Statement Presentation
The condensed consolidated financial statements included herein have been prepared by Cerner Corporation (we or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.
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
Our second fiscal quarter ends on the Saturday closest to June 30. The 2012 and 2011 second quarters ended on June 30, 2012 and July 2, 2011, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.
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
Goodwill Impairment. On January 1, 2012, we adopted FASB ASU 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by FASB Accounting Standards Codification Topic 350. Otherwise, the two-step goodwill impairment test is not required. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at June 30, 2012:

(In thousands)		June 30, 2012
	Balance Sheet	Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3
Money market funds	Cash equivalents	$68,859	$—	$—
Time deposits	Cash equivalents	—	11,907	—
Time deposits	Short-term investments	—	77,459	—
Commercial paper	Short-term investments	—	48,221	—
Government and corporate bonds	Short-term investments	—	551,534	—
Government and corporate bonds	Long-term investments	—	406,244	—

The following table details our financial assets measured, but not recorded, at fair value on a recurring basis at December 31, 2011:

(In thousands)		December 31, 2011
	Balance Sheet	Fair Value Measurements Using
Description	Classification	Level 1	Level 2	Level 3
Money market funds	Cash equivalents	$123,919	$—	$—
Time deposits	Cash equivalents	—	7,358	—
Time deposits	Short-term investments	—	67,632	—
Commercial paper	Short-term investments	—	23,250	—
Government and corporate bonds	Short-term investments	—	440,753	—
Time deposits	Long-term investments	—	19,579	—
Government and corporate bonds	Long-term investments	—	337,245	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at June 30, 2012 and December 31, 2011 was approximately $73.2 million and $72.6 million, respectively. The carrying amount of such fixed-rate debt at June 30, 2012 and December 31, 2011 was $68.1 million and $67.5 million, respectively.

(3)	Investments

Cash equivalents consist of short-term marketable securities with original maturities less than 90 days. Short-term investments primarily consist of time deposits, commercial paper, and government and corporate bonds with maturities of less than one year. Long-term investments primarily consist of government and corporate bonds with maturities of less than two years.

Effective April 1, 2012, we began reporting all securities in our investment portfolio as available-for-sale. The change resulted in the transfer of investments with an aggregate carrying amount of $1.0 billion from held-to-maturity to available-for-sale, with gross unrealized gains of $0.7 million and gross unrealized losses of $0.7 million. The unrealized gains and losses, net of the related tax effects, were recorded to accumulated other comprehensive income. The decision to transfer the securities to available-for-sale is intended to provide us with financial flexibility in determining whether to hold our investment securities to maturity. Such change contemplates the possibility that securities may be liquidated prior to maturity as we manage through changing market conditions.

Available-for-sale securities are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of any market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.

Available-for-sale investments at June 30, 2012 were as follows:

	June 30, 2012
(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,859	$—	$—	$68,859
Time deposits	11,907	—	—	11,907
Total cash equivalents	80,766	—	—	80,766

Short-term investments:
Time deposits	77,475	—	(16)	77,459
Commercial paper	48,250	1	(30)	48,221
Government and corporate bonds	551,284	442	(192)	551,534
Total short-term investments	677,009	443	(238)	677,214

Long-term investments:
Government and corporate bonds	406,404	149	(309)	406,244

Total available-for-sale investments	$1,164,179	$592	$(547)	$1,164,224

At December 31, 2011, we held cash equivalents, short-term investments and long-term investments of $131.3 million, $531.6 million and $359.3 million, respectively. Investments at December 31, 2011 were classified as held-to-maturity and stated at amortized cost.

We sold available-for-sale investments for proceeds of $8.5 million in the second quarter of 2012, resulting in an insignificant gain.

(4)	Receivables
A summary of net receivables is as follows:

(In thousands)	June 30, 2012	December 31, 2011
Gross accounts receivable	$475,798	$496,706
Less: Allowance for doubtful accounts	28,435	24,270

Accounts receivable, net of allowance	447,363	472,436

Contracts receivable	24,878	81,776
Current portion of lease receivables	20,288	8,997

Total receivables, net	$492,529	$563,209

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of June 30, 2012, it remains unlikely that the matter will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets as of the quarter ended June 30, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first six months of 2012 and 2011, we received total client cash collections of $1.4 billion and $1.0 billion, respectively, of which $32.5 million and $35.1 million were received from third party arrangements with non-recourse payment assignments.

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
Our effective tax rate was 30.6% and 33.9% for the first six months of 2012 and 2011, respectively. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011.
During the second quarter of 2012, we increased our estimate of a tax deduction available for 2011 and recorded the related benefit as a favorable discrete item, which reduced our effective tax rate. Absent this discrete item, our effective tax rate for the second quarter of 2012 would be approximately 35%.
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

(6)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$97,829	170,713	$0.57	$72,044	168,299	$0.43
Effect of dilutive securities:
Stock options and non-vested shares	—	4,921		—	5,292
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$97,829	175,634	$0.56	$72,044	173,591	$0.42

For the three months ended June 30, 2012 and July 2, 2011, options to purchase 2.4 million and 2.2 million shares, respectively, of common stock at per share prices ranging from $55.24 to $85.96 and $38.99 to $60.62, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Six Months Ended
	2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$186,537	170,336	$1.10	$136,600	167,706	$0.81
Effect of dilutive securities:
Stock options and non-vested shares	—	4,997		—	5,422
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$186,537	175,333	$1.06	$136,600	173,128	$0.79

For the six months ended June 30, 2012 and July 2, 2011, options to purchase 2.0 million and 1.8 million shares, respectively, of common stock at per share prices ranging from $51.60 to $85.96 and $38.06 to $60.62, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(7)	Share-Based Compensation
Stock Options
Options activity for the six months ended June 30, 2012 was as follows:

(In thousands, except per share data)	Six Months Ended June 30, 2012
Options	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	12,909	$23.78
Granted	1,663	81.71
Exercised	(1,556)	16.48
Forfeited and expired	(176)	46.26
Outstanding as of June 30, 2012	12,840	$31.86	$652,462	6.49

Exercisable as of June 30, 2012	7,966	$16.88	$523,941	5.25

We valued options granted in 2012 under the Cerner Corporation 2011 Omnibus Equity Incentive Plan using the following weighted average assumptions:

Expected volatility (%)	34.7
Expected term (yrs)	9.1
Risk-free rate (%)	2.1
Fair value per option	$37.4
As of June 30, 2012, there was $107.6 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.52 years.
Non-vested Shares
Non-vested share activity for the six months ended June 30, 2012 was as follows:

	Six Months Ended
(In thousands, except per share data)	June 30, 2012
Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of year	254	$47.75
Granted	58	77.11
Vested	(48)	50.85
Forfeited	—	—
Outstanding as of June 30, 2012	264	$53.72
As of June 30, 2012, there was $8.5 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.54 years.

The following table presents the total compensation expense recognized in the Condensed Consolidated Statements of Operations with respect to stock options, non-vested shares and our Associate Stock Purchase Plan:

	Three Months Ended		Six Months Ended
(In thousands)	2012	2011	2012	2011

Stock option and non-vested share compensation expense	$8,252	$6,187	$16,583	$13,131
Associate stock purchase plan expense	613	566	1,345	1,048
Amounts capitalized in software development costs, net of amortization	(268)	(185)	(382)	(250)

Amounts charged against earnings, before income tax benefit	$8,597	$6,568	$17,546	$13,929

Amount of related income tax benefit recognized in earnings	$3,288	$2,502	$6,711	$5,307

(8)	Hedging Activities
The following table represents the fair value of our net investment hedge included within the Condensed Consolidated Balance Sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	June 30, 2012	December 31, 2011

Net investment hedge	Short-term liabilities	$14,582	$14,421
Net investment hedge	Long-term liabilities	43,747	43,262

Total net investment hedge		$58,329	$57,683

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
	For the Three Months Ended		For the Six Months Ended
	2012	2011	2012	2011

Net investment hedge - S/T	$176	$(20)	$(100)	$272
Net investment hedge - L/T	528	(78)	(299)	1,090

Total net investment hedge	$704	$(98)	$(399)	$1,362

(9)	Contingencies
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

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. “Other” includes expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative, share-based compensation expense and depreciation. We manage our operating segments to the operating earnings level. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures.

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of our operating segments and other expense for the three and six months ended June 30, 2012 and July 2, 2011:

(In thousands)	Domestic	Global	Other	Total
Three Months Ended 2012
Revenues	$561,658	$75,700	$—	$637,358

Cost of revenues	137,652	9,848	—	147,500
Operating expenses	120,443	32,071	201,261	353,775
Total costs and expenses	258,095	41,919	201,261	501,275

Operating earnings (loss)	$303,563	$33,781	$(201,261)	$136,083

(In thousands)	Domestic	Global	Other	Total
Three Months Ended 2011
Revenues	$450,254	$73,969	$—	$524,223

Cost of revenues	87,413	11,069	—	98,482
Operating expenses	106,126	31,671	179,971	317,768
Total costs and expenses	193,539	42,740	179,971	416,250

Operating earnings (loss)	$256,715	$31,229	$(179,971)	$107,973

(In thousands)	Domestic	Global	Other	Total
Six Months Ended 2012
Revenues	$1,115,932	$162,638	$—	$1,278,570

Cost of revenues	271,955	33,553	—	305,508
Operating expenses	240,881	64,822	403,837	709,540
Total costs and expenses	512,836	98,375	403,837	1,015,048

Operating earnings (loss)	$603,096	$64,263	$(403,837)	$263,522

(In thousands)	Domestic	Global	Other	Total
Six Months Ended 2011
Revenues	$871,244	$144,643	$—	$1,015,887

Cost of revenues	165,338	23,824	—	189,162
Operating expenses	211,475	60,770	352,808	625,053
Total costs and expenses	376,813	84,594	352,808	814,215

Operating earnings (loss)	$494,431	$60,049	$(352,808)	$201,672

(11)	Related Party Transactions

During 2009, as part of our long-term space planning analysis, we determined that we would require additional office space for associates to accommodate our anticipated growth. We evaluated various sites in the Kansas City metropolitan area and negotiated with several different governmental entities regarding available incentives. Upon completion of this review, we decided to proceed with an office development in Wyandotte County, Kansas, which is part of the “Village West” development. In order to maximize available incentives, we agreed to pursue the Village West office development in conjunction with the development of an 18,000 seat, multi-sport stadium and related recreational athletic complex.

The Village West stadium complex was developed by Kansas Unified Development, LLC (the “Developer”), an entity controlled by Neal Patterson, Chairman of the Board of Directors, Chief Executive Officer and President of Cerner Corporation, and Clifford Illig, Vice Chairman of the Board of Directors of Cerner Corporation. Sporting Kansas City (“Sporting KC”) is the principal tenant of the stadium complex. OnGoal LLC (“OnGoal”), the owner of the Sporting KC professional soccer club, is also controlled by Messrs. Patterson and Illig.

The total construction and development cost of the office complex has initially been estimated to be approximately $160.0 million. The Company currently believes it will receive incentives totaling approximately $80.0 million from the Developer, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) and the Kansas Department of Commerce. Incentives from the Kansas Department of Commerce will include cash grants, tax exemptions and tax credits. The value of some of these incentives may ultimately increase or decrease depending upon the final capital invested and the number of new jobs created. We currently expect our net investment in the Village West office complex, after applying expected government incentives and payments from the Developer, to be approximately $80.0 million.

In connection with the Village West office complex development and the related incentives, we have entered into three agreements:

•	Land Transfer and Specific Venture Agreement (the “Land Transfer Agreement”) dated January 19, 2010 with the Unified Government and the Developer,

•
Workforce Services Training Agreement (the “Workforce Agreement”) dated January 20, 2010 with the Kansas Department of Commerce, as amended by the First Amendment to Workforce Services Training Agreement dated June 7, 2011, and

•	Interparty Agreement dated January 19, 2010 with OnGoal and the Developer.

Pursuant to the Land Transfer Agreement, we acquired the land from the Unified Government with certain contingencies upon which the office complex is being constructed. The purchase price, equal to the site’s fair market value, is being paid by the Developer. In the second quarter of 2012, vertical construction began on the Village West office development. In connection with the commencement of vertical construction, contingencies were resolved and we recorded land contributed to the Company from the Unified Government at its appraisal value.

Pursuant to the Workforce Agreement, as amended, we agreed to establish positions for 4,500 employees with an average annual wage of at least $31.00 per hour. In consideration of this commitment, we have elected to receive up to $48.5 million from the Kansas Department of Commerce for project investment costs and employee training (the “IMPACT Award”). We can specify the date when the IMPACT Award will be distributed by the Kansas Department of Commerce, which must be by December 31, 2015. The State of Kansas has issued bonds in order to fund these incentives to us and has incurred costs of issuance and debt service obligations. We may be obligated to repay the Kansas Department of Commerce under the following circumstances:

•
If we do not request distribution of all or part of the IMPACT Award, we must pay $64.9 million (which represents the Impact Award amount plus the state’s estimated issuance costs)(the “Gross Funded Amount”) less an amount equal to any IMPACT Award amount not received,

•
If we fail to establish new jobs for at least 4,275 full time employees at the Village West office complex prior to December 31, 2017, we will repay an amount equal to $48.0 million multiplied by the shortfall of total new jobs created by us, which is 4,500 less the number of jobs created as of December 31, 2017, divided by 4,500 (the “MPI Repayment Amount”), and

•
If we have not generated aggregate Kansas state tax withholdings from wages earned by new jobs at the Village West office complex of at least the Gross Funded Amount within 10 years after receiving the IMPACT Award, then we will repay the difference (the “Withholding Tax Repayment Amount”).

The MPI Repayment Amount is not due until 10 years after we first receive the IMPACT Award. Our total repayment obligations under the Workforce Agreement will not exceed the Gross Funded Amount less the aggregate Kansas state tax withholdings from wages earned by new jobs at the Village West complex during the 10-year period after the IMPACT Award is received.

The Interparty Agreement provides that the Developer and OnGoal will be responsible for the repayment of any issuance costs plus the MPI Repayment Amount owed by us under the Workforce Agreement. The Developer and OnGoal will also indemnify and hold us harmless from and against any and all losses, costs, expenses, penalties and damages arising as a result of: a) the Developer’s failure to pay any sum that it has agreed to pay, or b) the Developer’s breach of any agreement with us which creates an obligation on our part for which the Developer has agreed to be responsible.

The Interparty Agreement further provides that the Developer or OnGoal will pay us a success fee of $4.0 million if the terms and conditions of the Workforce Agreement are satisfied so that no MPI Repayment Amounts or issuance costs are due by the Developer under the Workforce Agreement.

Pursuant to the Multi-Sport Stadium Specific Venture Agreement, the Developer, recognizing that the Unified Government relied on our jobs creation goals in its decision to provide incentives for the stadium complex, agreed to make ten annual “Office Payment Installments” to the Unified Government, each in the amount of approximately $3.0 million, commencing in 2017. The Office Payment Installments are intended to supplement the purchase prices paid to the Unified Government by the Developer for the stadium site and the office site. The Office Payment Installments may be reduced if the Developer meets certain conditions and if we commence construction of the office complex and meet the job creation goals.

We believe that the amount of government incentives that the Developer and OnGoal received, as well as the government incentives received by us, were materially increased due to the fact that we agreed to build our office complex in close proximity to the stadium complex. The independent members of our Board of Directors, acting as a committee, reviewed and unanimously approved the decision to proceed with the development of the Village West office complex in 2009. The independent Directors received advice from outside legal counsel, retained a consultant with real estate expertise regarding the transaction and were briefed on the structure of the various expansion options by members of management (other than Messrs. Patterson and Illig) at six separate meetings.

We entered into a Construction Coordinator Agreement dated January 20, 2012, as amended by Amendment No. 1 to the Construction Coordinator Agreement dated May 31, 2012, with GRAND Construction, LLC (“Coordinator”), a limited liability company owned in part by an entity controlled by Messers. Patterson and Illig, to coordinate, supervise, schedule and assist with managing the development, design and construction of the Cerner Kansas Campus Phase 1 and 2 Buildings and site at the Village West development. Under the agreement, we will pay Coordinator 2% of the total cost of the project (as specified in the agreement). Based on management’s projected scope of services, it is anticipated that the fees will be approximately $3.2 million, and paid over two years. The independent members of the Company’s Board of Directors, acting as a committee, reviewed and unanimously approved the Construction Coordinator Agreement dated January 20, 2012.

Additionally, in June 2012, the Company entered into an agreement with Coordinator for a separate project to make improvements to a parking facility for future use by one of our office campuses. Under the agreement we expect to pay Coordinator approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation and subsidiaries (Cerner, the Company, we, us or our). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (Notes) found above.
Our second fiscal quarter ends on the Saturday closest to June 30. The 2012 and 2011 second quarters ended on June 30, 2012 and July 2, 2011, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.
Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; the potential for losses resulting from asset impairment charges; risks associated with the uncertainty in global economic conditions; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; material adverse resolution of legal proceedings; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. Forward looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as to the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
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
We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner HealtheSM employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, and solutions on our Healthe IntentSM platform. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-

U.S. markets focused on health care information technology (HCIT) as part of their strategy to improve the quality and lower the cost of health care. Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of more than 20% over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.
We are also focused on continuing to deliver strong levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the second quarter of 2012.
New business bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $700.5 million in the second quarter of 2012, which was an increase of 8% compared to $649.9 million in the second quarter of 2011. Revenues for the second quarter of 2012 increased 22% to $637.4 million compared to $524.2 million in the year-ago quarter. The year-over-year increase in revenue reflects ongoing demand related to “meaningful use” incentives that we believe are increasing the focus of health care providers on improving the efficiency and quality of health care through the use of information technology and related services. In addition, new initiatives, such as DeviceWorks and Cerner ITWorks, are contributing to growth.
Second quarter 2012 net earnings increased 36% to $97.8 million compared to $72.0 million in the second quarter of 2011. Diluted earnings per share increased 33% to $0.56 compared to $0.42 in the second quarter of 2011. Second quarter 2012 and 2011 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the second quarter 2012 net earnings and diluted earnings per share by $5.3 million and $0.03, respectively, and second quarter 2011 net earnings and diluted earnings per share by $4.1 million and $0.02, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including driving efficiencies in our services businesses, leveraging R&D investments and controlling selling, general and administrative expenses. Our second quarter 2012 operating margin was 21.4%, which is 80 basis points higher than the year-ago quarter.

We had strong cash collections of receivables of $679.6 million in the second quarter of 2012 compared to $509.0 million in the second quarter of 2011. Days sales outstanding was 71 days in the second quarter of 2012 compared to 76 days in the first quarter of 2012 and 88 days in the second quarter of 2011. Operating cash flows for the second quarter of 2012 were strong at $182.8 million compared to $122.1 million in the second quarter of 2011.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011
The following table presents a summary of the operating information for the second quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change
Revenues
System sales	$195,295	31%	$157,145	30%	24%
Support and maintenance	150,497	24%	138,180	26%	9%
Services	275,549	43%	217,150	42%	27%
Reimbursed travel	16,017	3%	11,748	2%	36%

Total revenues	637,358	100%	524,223	100%	22%

Costs of revenue
Costs of revenue	147,500	23%	98,482	19%	50%

Total margin	489,858	77%	425,741	81%	15%

Operating expenses
Sales and client service	241,875	38%	210,213	40%	15%
Software development	73,507	12%	69,790	14%	5%
General and administrative	38,393	6%	37,765	7%	2%

Total operating expenses	353,775	56%	317,768	61%	11%

Total costs and expenses	501,275	79%	416,250	79%	20%

Operating earnings	136,083	21%	107,973	21%	26%

Other income, net	2,814		2,880
Income taxes	(41,068)		(38,809)

Net earnings	$97,829		$72,044		36%
Revenues & Backlog
Revenues increased 22% to $637.4 million for the second quarter of 2012 from $524.2 million for the same period in 2011.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 24% to $195.3 million for the second quarter of 2012 from $157.1 million for the same period in 2011. The increase in system sales was driven by strong growth in technology resale.

•
Support and maintenance revenues increased 9% to $150.5 million during the second quarter of 2012 from $138.2 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 27% to $275.5 million from $217.2 million for the same period in 2011. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, at June 30, 2012 increased 22% when compared to July 2, 2011. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	June 30, 2012	July 2, 2011

Contract backlog	$5,799,449	$4,736,253
Support and maintenance backlog	713,939	678,626

Total backlog	$6,513,388	$5,414,879
Costs of Revenue
Cost of revenues was 23% of total revenues in the second quarter of 2012, compared to 19% in the same period of 2011. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.
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
Operating Expenses
Total operating expenses increased 11% to $353.8 million in the second quarter of 2012, compared with $317.8 million for the same period in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in the second quarter of 2012, compared to 40% in the same period of 2011. These expenses increased 15% to $241.9 million in the second quarter of 2012, from $210.2 million in the same period of 2011. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 12% in the second quarter of 2012, compared to 14% in the same period of 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+™, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the second quarters of 2012 and 2011 is as follows:

	Three Months Ended
(In thousands)	2012	2011

Software development costs	$77,190	$70,469
Capitalized software costs	(23,183)	(20,174)
Capitalized costs related to share-based payments	(584)	(415)
Amortization of capitalized software costs	20,084	19,910

Total software development expense	$73,507	$69,790

•
General and administrative expenses as a percent of total revenues were 6% in the second quarter of 2012, compared to 7% in the same period of 2011. These expenses increased 2% to $38.4 million in the second quarter of 2012, from $37.8 million for the same period in 2011. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $4.2 million in the second quarter of 2012 from $3.9 million for the same period in 2011 due primarily to growth in investments. Interest expense was $1.4 million for the second quarter of 2012 compared to $1.0 million for the same period in 2011.

•
Our effective tax rate was 29.6% for the second quarter of 2012 and 35.0% for the second quarter of 2011. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011. Refer to Note (5) of the notes to the condensed consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Argentina, Aruba, Australia, Austria, Canada, Cayman Islands, Chile, China (Hong Kong), Egypt, England, France, Germany, Guam, India, Ireland, Italy, Japan, Malaysia, Mexico, Morocco, Puerto Rico, Qatar, Saudi Arabia, Singapore, Spain, Sweden, Switzerland and the United Arab Emirates.

The following table presents a summary of the operating information for the second quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$561,658	100%	$450,254	100%	25%
Costs of revenue	137,652	25%	87,413	19%	57%
Operating expenses	120,443	21%	106,126	24%	13%
Total costs and expenses	258,095	46%	193,539	43%	33%

Domestic operating earnings	303,563	54%	256,715	57%	18%

Global Segment
Revenues	75,700	100%	73,969	100%	2%
Costs of revenue	9,848	13%	11,069	15%	(11)%
Operating expenses	32,071	42%	31,671	43%	1%
Total costs and expenses	41,919	55%	42,740	58%	(2)%

Global operating earnings	33,781	45%	31,229	42%	8%

Other, net	(201,261)		(179,971)		12%

Consolidated operating earnings	$136,083		$107,973		26%
Domestic Segment

•
Revenues increased 25% to $561.7 million in the second quarter of 2012 from $450.3 million in the same period in 2011. This increase was primarily driven by strong growth in technology resale and professional services.

•
Cost of revenues was 25% of revenues in the second quarter of 2012, compared to 19% of revenues in the same period in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.

•
Operating expenses increased 13% to $120.4 million in the second quarter of 2012, from $106.1 million in the same period in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•	Revenues increased 2% to $75.7 million in the second quarter of 2012 from $74.0 million in the same period in 2011. This increase was primarily driven by growth in managed services.

•
Cost of revenues was 13% of revenues in the second quarter of 2012, compared with 15% in the same period of 2011. The lower cost of revenues as a percent of revenue was primarily driven by a lower use of third-party professional services.

•	Operating expenses were relatively flat at $32.1 million for the second quarter of 2012, compared to $31.7 million for the same period in 2011.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 12% to $201.3 million in the second quarter of 2012 from $180.0 million in the same period in 2011. This increase was primarily due to growth in corporate and development personnel costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011
The following table presents a summary of the operating information for the first six months of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change
Revenues
System sales	$421,115	33%	$297,524	29%	42%
Support and maintenance	296,251	23%	270,007	27%	10%
Services	533,699	42%	426,317	42%	25%
Reimbursed travel	27,505	2%	22,039	2%	25%

Total revenues	1,278,570	100%	1,015,887	100%	26%

Costs of revenue
Costs of revenue	305,508	24%	189,162	19%	62%

Total margin	973,062	76%	826,725	81%	18%

Operating expenses
Sales and client service	486,949	38%	411,561	41%	18%
Software development	144,652	11%	140,934	14%	3%
General and administrative	77,939	6%	72,558	7%	7%

Total operating expenses	709,540	55%	625,053	62%	14%

Total costs and expenses	1,015,048	79%	814,215	80%	25%

Operating earnings	263,522	21%	201,672	20%	31%

Other income, net	5,438		4,891
Income taxes	(82,423)		(69,963)

Net earnings	$186,537		$136,600		37%
Revenues & Backlog
Revenues increased 26% to $1.3 billion for the first six months of 2012 from $1.0 billion for the same period in 2011.

•
System sales increased 42% to $421.1 million for the first six months of 2012 from $297.5 million for the same period in 2011. The increase in system sales was driven by strong growth in technology resale.

•
Support and maintenance revenues increased 10% to $296.3 million during the first six months of 2012 from $270.0 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 25% to $533.7 million from $426.3 million for the same period in 2011. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Costs of Revenue
Cost of revenues was 24% of total revenues in the first six months of 2012, compared to 19% in the same period of 2011. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.
Operating Expenses
Total operating expenses increased 14% to $709.5 million in the first six months of 2012, compared with $625.1 million for the same period in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in the first six months of 2012, compared to 41% in the same period of 2011. These expenses increased 18% to $486.9 million in the first six months of 2012, from $411.6 million in the same period of 2011. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 11% in the first six months of 2012, compared to 14% in the same period of 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first six months of 2012 and 2011 is as follows:

	Six Months Ended
(In thousands)	2012	2011

Software development costs	$152,026	$143,021
Capitalized software costs	(45,834)	(40,345)
Capitalized costs related to share-based payments	(1,013)	(710)
Amortization of capitalized software costs	39,473	38,968

Total software development expense	$144,652	$140,934

•
General and administrative expenses as a percent of total revenues were 6% in the first six months of 2012, compared to 7% in the same period of 2011. These expenses increased 7% to $77.9 million in the first six months of 2012, from $72.6 million for the same period in 2011. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $8.3 million in the first six months of 2012 from $7.4 million for the same period in 2011 due primarily to growth in investments. Interest expense was $2.9 million for the first six months of 2012 compared to $2.5 million for the same period in 2011.

•
Our effective tax rate was 30.6% for the first six months of 2012 and 33.9% for the first six months of 2011. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011. Refer to Note (5) of the notes to the condensed consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment
The following table presents a summary of the operating information for the first six months of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$1,115,932	100%	$871,244	100%	28%
Costs of revenue	271,955	24%	165,338	19%	64%
Operating expenses	240,881	22%	211,475	24%	14%
Total costs and expenses	512,836	46%	376,813	43%	36%

Domestic operating earnings	603,096	54%	494,431	57%	22%

Global Segment
Revenues	162,638	100%	144,643	100%	12%
Costs of revenue	33,553	21%	23,824	16%	41%
Operating expenses	64,822	40%	60,770	42%	7%
Total costs and expenses	98,375	60%	84,594	58%	16%

Global operating earnings	64,263	40%	60,049	42%	7%

Other, net	(403,837)		(352,808)		14%

Consolidated operating earnings	$263,522		$201,672		31%
Domestic Segment

•
Revenues increased 28% to $1.1 billion in the first six months of 2012 from $871.2 million in the same period in 2011. This increase was primarily driven by strong growth in technology resale and professional services.

•
Cost of revenues was 24% of revenues in the first six months of 2012, compared to 19% of revenues in the same period in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.

•
Operating expenses increased 14% to $240.9 million in the first six months of 2012, from $211.5 million in the same period in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 12% to $162.6 million in the first six months of 2012 from $144.6 million in the same period in 2011. This increase was primarily driven by strong growth in technology resale and managed services and a higher level of support services.

•
Cost of revenues was 21% of revenues in the first six months of 2012, compared with 16% in the same period of 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 7% to $64.8 million for the first six months of 2012, from $60.8 million in the same period in 2011, primarily due to overall growth in our Global segment.
Other, net
These expenses increased 14% to $403.8 million in the first six months of 2012 from $352.8 million in the same period in 2011. This increase was primarily due to growth in corporate and development personnel costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At June 30, 2012, we had cash and cash equivalents of $302.8 million and short-term investments of $677.2 million, as compared to cash and cash equivalents of $243.1 million and short-term investments of $531.6 million at December 31, 2011.
Approximately 18% of our aggregate cash, cash equivalents and short-term investments at June 30, 2012, were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.
Additionally, we maintain a $100.0 million, multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of June 30, 2012, we had no outstanding borrowings under this agreement; however, we have $18.4 million of outstanding letters of credit, which reduced our available borrowing capacity to $81.6 million.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2012.
The following table summarizes our cash flows in the first six months of 2012 and 2011:

	Six Months Ended
(In thousands)	2012	2011

Cash flows from operating activities	$345,547	$248,628
Cash flows from investing activities	(339,046)	(307,576)
Cash flows from financing activities	53,707	55,309
Effect of exchange rate changes on cash	(566)	3,184
Total change in cash and cash equivalents	59,642	(455)

Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$302,788	$214,056

Free cash flow (non-GAAP)	$220,536	$155,896

Cash from Operating Activities

	Six Months Ended
(In thousands)	2012	2011

Cash collections from clients	$1,362,806	$1,040,110
Cash paid to employees and suppliers and other	(918,423)	(748,347)
Cash paid for interest	(3,106)	(3,074)
Cash paid for taxes, net of refund	(95,730)	(40,061)

Total cash from operations	$345,547	$248,628
Cash flow from operations increased in the first six months of 2012 as compared to the same period of 2011 due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During the first six months of 2012 and 2011, we received total client cash collections of $1.4 billion and $1.0 billion, respectively, of which 2% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 71 days in the second quarter of 2012, 83 days in the fourth quarter of 2011 and 88 days in the second quarter of 2011. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in the first six months of 2012 compared to the same period of 2011. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Six Months Ended
(In thousands)	2012	2011

Capital purchases	$(78,164)	$(51,677)
Capitalized software development costs	(46,847)	(41,055)
Purchases of investments, net of sales and maturities	(208,449)	(181,677)
Other, net	(5,586)	(33,167)

Total cash flows from investing activities	$(339,046)	$(307,576)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending throughout 2012 is expected to increase from our 2011 levels, primarily due to capital purchases associated with new office space; however, we still expect strong levels of free cash flow.
Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity throughout 2012, as we expect strong levels of cash flow.
Cash from Financing Activities

	Six Months Ended
(In thousands)	2012	2011

Repayment of long-term debt	$(1,438)	$(454)
Cash from option exercises (including excess tax benefits)	55,145	56,542
Other, net	—	(779)

Total cash flows from financing activities	$53,707	$55,309
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2012 based on the number of exercisable options at June 30, 2012 and our current stock price.

Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2012	2011	2012	2011

Cash flows from operating activities (GAAP)	$182,839	$122,127	$345,547	$248,628
Capital purchases	(51,801)	(30,305)	(78,164)	(51,677)
Capitalized software development costs	(23,767)	(20,589)	(46,847)	(41,055)

Free cash flow (non-GAAP)	$107,271	$71,233	$220,536	$155,896
Free cash flow increased $64.6 million in the first six months of 2012 as compared to the same period in 2011, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance because free cash flow takes into account the capital expenditures necessary to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
No material changes.

 Item 4. Controls and Procedures

(a)
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

(b)
There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c)
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

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (i)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

April 1, 2012 - April 28, 2012	—	—	—	—
April 29, 2012 - May 26, 2012	—	—	—	—
May 27, 2012 - June 30, 2012	10,217	$76.37	—	—

	10,217	$76.37	—
__________________

(i)
All of the shares of common stock, par value $0.01 per share, presented on the table above were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F. The Long-Term Incentive Plan F allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock, and pursuant to the Long-Term Incentive Plan F, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

Item 6. Exhibits

(a)	Exhibits

	10.1	Form Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement

	31.1	Certification of Neal L. Patterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Marc G. Naughton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERNER CORPORATION
Registrant

July 27, 2012	By: /s/ Marc G. Naughton
Date	Marc G. Naughton
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)