Form 10-Q
period 2012-09-29
CERNER CORP /MO/
filed 2012-10-26
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2012
Common Stock, $0.01 par value per share	171,564,145 shares

CERNER CORPORATION AND SUBSIDIARIES

I N D E X

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 29, 2012 (unaudited) and December 31, 2011

(In thousands, except share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$288,101	$243,146
Short-term investments	750,895	531,635
Receivables, net	542,415	563,209
Inventory	24,308	23,296
Prepaid expenses and other	128,541	94,232
Deferred income taxes, net	11,520	46,795
Total current assets	1,745,780	1,502,313

Property and equipment, net	551,663	488,996
Software development costs, net	260,876	248,750
Goodwill	211,793	211,826
Intangible assets, net	66,477	75,366
Long-term investments	462,999	359,324
Other assets	170,868	113,783

Total assets	$3,470,456	$3,000,358

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$134,775	$85,545
Current installments of long-term debt	54,979	39,722
Deferred revenue	179,783	153,139
Accrued payroll and tax withholdings	108,842	109,227
Other accrued expenses	17,628	51,087
Total current liabilities	496,007	438,720

Long-term debt and other obligations	141,678	86,821
Deferred income taxes and other liabilities	122,153	150,229
Deferred revenue	13,941	13,787
Total liabilities	773,779	689,557

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 171,536,679 shares issued at September 29, 2012 and 169,565,856 shares issued at December 31, 2011	1,715	1,696
Additional paid-in capital	818,130	723,490
Retained earnings	1,882,886	1,597,462
Accumulated other comprehensive loss, net	(6,174)	(11,967)
Total Cerner Corporation shareholders’ equity	2,696,557	2,310,681

Noncontrolling interest	120	120
Total shareholders’ equity	2,696,677	2,310,801

Total liabilities and shareholders’ equity	$3,470,456	$3,000,358

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 29, 2012 and October 1, 2011
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2012	2011	2012	2011

Revenues:
System sales	$229,925	$188,698	$651,040	$486,222
Support, maintenance and services	432,281	371,467	1,262,231	1,067,791
Reimbursed travel	14,276	11,475	41,781	33,514

Total revenues	676,482	571,640	1,955,052	1,587,527
Costs and expenses:
Cost of system sales	100,668	84,268	318,193	204,254
Cost of support, maintenance and services	34,634	24,721	95,112	71,858
Cost of reimbursed travel	14,276	11,475	41,781	33,514
Sales and client service	259,141	220,177	746,090	631,738
Software development (Includes amortization of $20,880 and $60,353 for the three and nine months ended September 29, 2012; and $20,919 and $59,887 for the three and nine months ended October 1, 2011)	78,094	72,544	222,746	213,478
General and administrative	41,973	38,063	119,912	110,621

Total costs and expenses	528,786	451,248	1,543,834	1,265,463

Operating earnings	147,696	120,392	411,218	322,064

Other income, net	3,351	2,775	8,789	7,666

Earnings before income taxes	151,047	123,167	420,007	329,730
Income taxes	(52,160)	(44,332)	(134,583)	(114,295)

Net earnings	$98,887	$78,835	$285,424	$215,435

Basic earnings per share	$0.58	$0.47	$1.67	$1.28
Diluted earnings per share	$0.56	$0.45	$1.63	$1.24
Basic weighted average shares outstanding	171,251	169,140	170,643	168,343
Diluted weighted average shares outstanding	175,870	174,283	175,517	173,656
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 29, 2012 and October 1, 2011
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2012	2011	2012	2011

Net earnings	$98,887	$78,835	$285,424	$215,435
Foreign currency translation adjustment and other (net of taxes (benefit) of $(843) and $(1,478) for the three and nine months ended September 29, 2012; and $2,245 and $1,407 for the three and nine months ended October 1, 2011)	6,240	(23,358)	5,247	(7,465)
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $321 and $338 for the three and nine months ended September 29, 2012)	518	—	546	—

Comprehensive income	$105,645	$55,477	$291,217	$207,970
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 29, 2012 and October 1, 2011
(unaudited)

	Nine Months Ended
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$285,424	$215,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162,336	156,841
Share-based compensation expense	26,304	20,363
Provision for deferred income taxes	20,679	9,246
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(31,102)	(103,829)
Inventory	(907)	(1,200)
Prepaid expenses and other	(18,322)	1,469
Accounts payable	30,596	8,026
Accrued income taxes	(36,983)	4,662
Deferred revenue	26,333	18,932
Other accrued liabilities	63,402	47,860

Net cash provided by operating activities	527,760	377,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(129,966)	(75,602)
Capitalized software development costs	(72,506)	(61,827)
Purchases of investments	(999,697)	(870,960)
Sales and maturities of investments	663,257	615,219
Purchase of other intangibles	(7,212)	(8,395)
Acquisition of businesses, net of cash acquired	—	(28,069)

Net cash used in investing activities	(546,124)	(429,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,772)	(715)
Proceeds from excess tax benefits from stock compensation	36,431	34,009
Proceeds from exercise of options	31,102	36,463
Contingent consideration payments for acquisition of business	(3,400)	(779)

Net cash provided by financing activities	62,361	68,978

Effect of exchange rate changes on cash and cash equivalents	958	(466)

Net increase in cash and cash equivalents	44,955	16,683
Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$288,101	$231,194
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Interim Statement Presentation
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
Our third fiscal quarter ends on the Saturday closest to September 30. The 2012 and 2011 third quarters ended on September 29, 2012 and October 1, 2011, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.
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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at September 29, 2012:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3
Money market funds	Cash equivalents	$64,156	$—	$—
Time deposits	Cash equivalents	—	10,971	—
Time deposits	Short-term investments	—	86,381	—
Commercial paper	Short-term investments	—	63,978	—
Government and corporate bonds	Short-term investments	—	600,536	—
Time deposits	Long-term investments	—	5,693	—
Government and corporate bonds	Long-term investments	—	447,306	—

The following table details our financial assets measured, but not recorded, at fair value on a recurring basis at December 31, 2011:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3
Money market funds	Cash equivalents	$123,919	$—	$—
Time deposits	Cash equivalents	—	7,358	—
Time deposits	Short-term investments	—	67,632	—
Commercial paper	Short-term investments	—	23,250	—
Government and corporate bonds	Short-term investments	—	440,753	—
Time deposits	Long-term investments	—	19,579	—
Government and corporate bonds	Long-term investments	—	337,245	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at September 29, 2012 and December 31, 2011 was approximately $75.6 million and $72.6 million, respectively. The carrying amount of such fixed-rate debt at September 29, 2012 and December 31, 2011 was $69.8 million and $67.5 million, respectively.

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

Available-for-sale investments at September 29, 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$64,156	$—	$—	$64,156
Time deposits	10,971	—	—	10,971
Total cash equivalents	75,127	—	—	75,127

Short-term investments:
Time deposits	86,339	44	(2)	86,381
Commercial paper	64,000	18	(40)	63,978
Government and corporate bonds	599,990	617	(71)	600,536
Total short-term investments	750,329	679	(113)	750,895

Long-term investments:
Time deposits	5,700	2	(9)	5,693
Government and corporate bonds	446,981	426	(101)	447,306
Total long-term investments	452,681	428	(110)	452,999

Total available-for-sale investments	$1,278,137	$1,107	$(223)	$1,279,021

At December 31, 2011, we held cash equivalents, short-term investments and long-term investments of $131.3 million, $531.6 million and $359.3 million, respectively. Investments at December 31, 2011 were classified as held-to-maturity and stated at amortized cost.

We sold available-for-sale investments for proceeds of $8.5 million during the nine months ended September 29, 2012, resulting in an insignificant gain.

(4)	Receivables
A summary of net receivables is as follows:

(In thousands)	September 29, 2012	December 31, 2011
Gross accounts receivable	$490,972	$496,706
Less: Allowance for doubtful accounts	34,491	24,270

Accounts receivable, net of allowance	456,481	472,436

Contracts receivable	60,888	81,776
Current portion of lease receivables	25,046	8,997

Total receivables, net	$542,415	$563,209

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of September 29, 2012, it remains unlikely that the matter will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets as of the quarter ended September 29, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first nine months of 2012 and 2011, we received total client cash collections of $2.0 billion and $1.6 billion, respectively, of which $56.2 million and $53.4 million were received from third party arrangements with non-recourse payment assignments.

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
Our effective tax rate was 32.0% and 34.7% for the first nine months of 2012 and 2011, respectively. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011.
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
We do not anticipate recognition of any material unrecognized tax benefits in the next twelve months.

(6)	Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$98,887	171,251	$0.58	$78,835	169,140	$0.47
Effect of dilutive securities:
Stock options and non-vested shares	—	4,619		—	5,143
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$98,887	175,870	$0.56	$78,835	174,283	$0.45

For the three months ended September 29, 2012 and October 1, 2011, options to purchase 2.8 million and 1.4 million shares, respectively, of common stock at per share prices ranging from $55.24 to $85.96 and $42.84 to $64.68, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Nine Months Ended
	2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$285,424	170,643	$1.67	$215,435	168,343	$1.28
Effect of dilutive securities:
Stock options and non-vested shares	—	4,874		—	5,313
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$285,424	175,517	$1.63	$215,435	173,656	$1.24

For the nine months ended September 29, 2012 and October 1, 2011, options to purchase 2.1 million and 2.0 million shares, respectively, of common stock at per share prices ranging from $55.24 to $85.96 and $38.99 to $64.68, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(7)	Share-Based Compensation
Stock Options
Options activity for the nine months ended September 29, 2012 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Options
Outstanding at beginning of year	12,909	$23.78
Granted	1,751	81.32
Exercised	(1,911)	16.68
Forfeited and expired	(228)	48.23
Outstanding as of September 29, 2012	12,521	$32.47	$569,674	6.36

Exercisable as of September 29, 2012	7,613	$16.86	$460,814	5.10

We valued options granted in 2012 under the Cerner Corporation 2011 Omnibus Equity Incentive Plan using the following weighted average assumptions:

Expected volatility (%)	34.8
Expected term (yrs)	9.1
Risk-free rate (%)	2.1
Fair value per option	$37.3
As of September 29, 2012, there was $102.0 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.30 years.

Non-vested Shares
Non-vested share activity for the nine months ended September 29, 2012 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted Stock
Outstanding at beginning of year	254	$47.75
Granted	78	76.30
Vested	(48)	50.85
Forfeited	—	—
Outstanding as of September 29, 2012	284	$55.14
As of September 29, 2012, there was $8.6 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.36 years.
The following table presents the total compensation expense recognized in the Condensed Consolidated Statements of Operations with respect to stock options, non-vested shares and our Associate Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2012	2011	2012	2011

Stock option and non-vested share compensation expense	$9,721	$7,232	$26,304	$20,363
Associate stock purchase plan expense	719	458	2,064	1,506
Amounts capitalized in software development costs, net of amortization	(218)	(175)	(600)	(425)

Amounts charged against earnings, before income tax benefit	$10,222	$7,515	$27,768	$21,444

Amount of related income tax benefit recognized in earnings	$3,910	$2,875	$10,621	$8,182

(8)	Hedging Activities
The following table represents the fair value of our net investment hedge included within the Condensed Consolidated Balance Sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	September 29, 2012	December 31, 2011

Net investment hedge	Short-term liabilities	$15,007	$14,421
Net investment hedge	Long-term liabilities	45,020	43,262

Total net investment hedge		$60,027	$57,683

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)	Net Unrealized Gain (Loss)		Net Unrealized Gain (Loss)
	For the Three Months Ended		For the Nine Months Ended
	2012	2011	2012	2011

Net investment hedge - S/T	$(262)	$281	$(362)	$9
Net investment hedge - L/T	(786)	(251)	(1,085)	(1,341)

Total net investment hedge	$(1,048)	$30	$(1,447)	$(1,332)

(9)	Contingencies
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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of our operating segments and other expense for the three and nine months ended September 29, 2012 and October 1, 2011:

(In thousands)	Domestic	Global	Other	Total
Three Months Ended 2012
Revenues	$591,327	$85,155	$—	$676,482

Cost of revenues	131,663	17,915	—	149,578
Operating expenses	131,787	32,794	214,627	379,208
Total costs and expenses	263,450	50,709	214,627	528,786

Operating earnings (loss)	$327,877	$34,446	$(214,627)	$147,696

(In thousands)	Domestic	Global	Other	Total
Three Months Ended 2011
Revenues	$499,497	$72,143	$—	$571,640

Cost of revenues	109,656	10,808	—	120,464
Operating expenses	110,775	33,412	186,597	330,784
Total costs and expenses	220,431	44,220	186,597	451,248

Operating earnings (loss)	$279,066	$27,923	$(186,597)	$120,392

(In thousands)	Domestic	Global	Other	Total
Nine Months Ended 2012
Revenues	$1,707,259	$247,793	$—	$1,955,052

Cost of revenues	403,618	51,468	—	455,086
Operating expenses	372,668	97,616	618,464	1,088,748
Total costs and expenses	776,286	149,084	618,464	1,543,834

Operating earnings (loss)	$930,973	$98,709	$(618,464)	$411,218

(In thousands)	Domestic	Global	Other	Total
Nine Months Ended 2011
Revenues	$1,370,741	$216,786	$—	$1,587,527

Cost of revenues	274,994	34,632	—	309,626
Operating expenses	322,250	94,182	539,405	955,837
Total costs and expenses	597,244	128,814	539,405	1,265,463

Operating earnings (loss)	$773,497	$87,972	$(539,405)	$322,064

(11)	Related Party Transactions

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

Additionally, in June 2012, the Company entered into an agreement with Coordinator for a separate project to make improvements to a parking facility for future use by one of our office campuses. The project is complete, and we paid Coordinator $0.3 million.

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
Our third fiscal quarter ends on the Saturday closest to September 30. The 2012 and 2011 third quarters ended on September 29, 2012 and October 1, 2011, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.
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
Results Overview
The Company delivered strong levels of bookings, revenues, earnings and cash flows in the third quarter of 2012.
New business bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $769.9 million in the third quarter of 2012, which was an increase of 18% compared to $650.3 million in the third quarter of 2011. Revenues for the third quarter of 2012 increased 18% to $676.5 million compared to $571.6 million in the year-ago quarter. The year-over-year increase in revenue reflects ongoing demand related to “meaningful use” incentives that we believe are increasing the focus of health care providers on improving the efficiency and quality of health care through the use of information technology and related services. In addition, demand for DeviceWorks and Cerner ITWorks solutions is contributing to growth.
Third quarter 2012 net earnings increased 25% to $98.9 million compared to $78.8 million in the third quarter of 2011. Diluted earnings per share increased 24% to $0.56 compared to $0.45 in the third quarter of 2011. Third quarter 2012 and 2011 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the third quarter 2012 net earnings and diluted earnings per share by $6.3 million and $0.04, respectively, and third quarter 2011 net earnings and diluted earnings per share by $4.6 million and $0.03, respectively.
The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including driving efficiencies in our services businesses, leveraging R&D investments and controlling selling, general and administrative expenses. Our third quarter 2012 operating margin was 21.8%, which is 70 basis points higher than the year-ago quarter.

We had strong cash collections of receivables of $661.7 million in the third quarter of 2012 compared to $532.8 million in the third quarter of 2011. Days sales outstanding was 73 days in the third quarter of 2012 compared to 71 days in the second quarter of 2012 and 87 days in the third quarter of 2011. Operating cash flows for the third quarter of 2012 were strong at $182.2 million compared to $129.2 million in the third quarter of 2011.

Results of Operations
Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011
The following table presents a summary of the operating information for the third quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change
Revenues
System sales	$229,925	34%	$188,698	33%	22%
Support and maintenance	154,333	23%	138,573	24%	11%
Services	277,948	41%	232,894	41%	19%
Reimbursed travel	14,276	2%	11,475	2%	24%

Total revenues	676,482	100%	571,640	100%	18%

Costs of revenue
Costs of revenue	149,578	22%	120,464	21%	24%

Total margin	526,904	78%	451,176	79%	17%

Operating expenses
Sales and client service	259,141	38%	220,177	38%	18%
Software development	78,094	12%	72,544	13%	8%
General and administrative	41,973	6%	38,063	7%	10%

Total operating expenses	379,208	56%	330,784	58%	15%

Total costs and expenses	528,786	78%	451,248	79%	17%

Operating earnings	147,696	22%	120,392	21%	23%

Other income, net	3,351		2,775
Income taxes	(52,160)		(44,332)

Net earnings	$98,887		$78,835		25%
Revenues & Backlog
Revenues increased 18% to $676.5 million for the third quarter of 2012 from $571.6 million for the same period in 2011.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 22% to $229.9 million for the third quarter of 2012 from $188.7 million for the same period in 2011. The increase in system sales was driven by strong growth in licensed software and solid growth in subscriptions and technology resale.

•
Support and maintenance revenues increased 11% to $154.3 million during the third quarter of 2012 from $138.6 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 19% to $277.9 million from $232.9 million for the same period in 2011. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, at September 29, 2012 increased 22% when compared to October 1, 2011. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	September 29, 2012	October 1, 2011

Contract backlog	$6,061,500	$4,964,942
Support and maintenance backlog	723,687	691,069

Total backlog	$6,785,187	$5,656,011
Costs of Revenue
Cost of revenues was 22% of total revenues in the third quarter of 2012, compared to 21% in the same period of 2011.
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
Operating Expenses
Total operating expenses increased 15% to $379.2 million in the third quarter of 2012, compared with $330.8 million for the same period in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in the third quarters of 2012 and 2011. These expenses increased 18% to $259.1 million in the third quarter of 2012 from $220.2 million in the same period of 2011. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase in sales and client service expense was primarily driven by an increase in personnel costs to support our overall revenue growth.

•
Software development expenses as a percent of revenue were 12% in the third quarter of 2012, compared to 13% in the same period of 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+™, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the third quarters of 2012 and 2011 is as follows:

	Three Months Ended
(In thousands)	2012	2011

Software development costs	$82,873	$72,397
Capitalized software costs	(25,126)	(20,368)
Capitalized costs related to share-based payments	(533)	(404)
Amortization of capitalized software costs	20,880	20,919

Total software development expense	$78,094	$72,544

•
General and administrative expenses as a percent of total revenues were 6% in the third quarter of 2012, compared to 7% in the same period of 2011. These expenses increased 10% to $42.0 million in the third quarter of 2012 from $38.1 million for the same period in 2011. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $4.4 million in the third quarter of 2012 from $4.1 million for the same period in 2011. Interest expense was $1.0 million for the third quarter of 2012 compared to $1.4 million for the same period in 2011.

•
Our effective tax rate was 34.5% for the third quarter of 2012 and 36.0% for the third quarter of 2011. This decrease was primarily due to differences in the mix of earnings between U.S. and foreign operations, partially offset by the expiration of the research and development tax credit on December 31, 2011.

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

The following table presents a summary of the operating information for the third quarters of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$591,327	100%	$499,497	100%	18%
Costs of revenue	131,663	22%	109,656	22%	20%
Operating expenses	131,787	22%	110,775	22%	19%
Total costs and expenses	263,450	45%	220,431	44%	20%

Domestic operating earnings	327,877	55%	279,066	56%	17%

Global Segment
Revenues	85,155	100%	72,143	100%	18%
Costs of revenue	17,915	21%	10,808	15%	66%
Operating expenses	32,794	39%	33,412	46%	(2)%
Total costs and expenses	50,709	60%	44,220	61%	15%

Global operating earnings	34,446	40%	27,923	39%	23%

Other, net	(214,627)		(186,597)		15%

Consolidated operating earnings	$147,696		$120,392		23%
Domestic Segment

•
Revenues increased 18% to $591.3 million in the third quarter of 2012 from $499.5 million in the same period in 2011. This increase was driven by growth in all business models, with strong growth in professional services and licensed software.

•	Cost of revenues was 22% of revenues in the third quarters of 2012 and 2011. The mix of sales in the third quarter of 2012 was consistent with the same period in 2011.

•
Operating expenses increased 19% to $131.8 million in the third quarter of 2012 from $110.8 million in the same period in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 18% to $85.2 million in the third quarter of 2012 from $72.1 million in the same period in 2011. This increase was primarily driven by growth in support and maintenance, licensed software and managed services, which was partially offset by a decrease in technology resale.

•
Cost of revenues was 21% of revenues in the third quarter of 2012, compared with 15% in the same period of 2011. The increase in cost of revenues as a percent of revenue was primarily driven by higher use of third party services.

•	Operating expenses were relatively flat at $32.8 million for the third quarter of 2012, compared to $33.4 million for the same period in 2011.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation and amortization. These expenses increased 15% to $214.6 million in the third quarter of 2012 from $186.6 million in the same period in 2011. This increase was primarily due to growth in corporate and development personnel costs.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011
The following table presents a summary of the operating information for the first nine months of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change
Revenues
System sales	$651,040	33%	$486,222	31%	34%
Support and maintenance	450,584	23%	408,580	26%	10%
Services	811,647	42%	659,211	41%	23%
Reimbursed travel	41,781	2%	33,514	2%	25%

Total revenues	1,955,052	100%	1,587,527	100%	23%

Costs of revenue
Costs of revenue	455,086	23%	309,626	20%	47%

Total margin	1,499,966	77%	1,277,901	80%	17%

Operating expenses
Sales and client service	746,090	38%	631,738	40%	18%
Software development	222,746	11%	213,478	13%	4%
General and administrative	119,912	6%	110,621	7%	8%

Total operating expenses	1,088,748	56%	955,837	60%	14%

Total costs and expenses	1,543,834	79%	1,265,463	80%	22%

Operating earnings	411,218	21%	322,064	20%	28%

Other income, net	8,789		7,666
Income taxes	(134,583)		(114,295)

Net earnings	$285,424		$215,435		32%
Revenues
Revenues increased 23% to $2.0 billion for the first nine months of 2012 from $1.6 billion for the same period in 2011.

•
System sales increased 34% to $651.0 million for the first nine months of 2012 from $486.2 million for the same period in 2011. The increase in system sales was driven by very strong growth in technology resale and strong growth in licensed software and subscriptions.

•
Support and maintenance revenues increased 10% to $450.6 million during the first nine months of 2012 from $408.6 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 23% to $811.6 million from $659.2 million for the same period in 2011. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Costs of Revenue
Cost of revenues was 23% of total revenues in the first nine months of 2012, compared to 20% in the same period of 2011. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue.
Operating Expenses
Total operating expenses increased 14% to $1.1 billion in the first nine months of 2012, compared with $1.0 billion for the same period in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in the first nine months of 2012, compared to 40% in the same period of 2011. These expenses increased 18% to $746.1 million in the first nine months of 2012 from $631.7 million in the same period of 2011. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 11% in the first nine months of 2012, compared to 13% in the same period of 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in Millennium+. The reduction as a percentage of revenue reflects our ongoing efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. A summary of our total software development expense in the first nine months of 2012 and 2011 is as follows:

	Nine Months Ended
(In thousands)	2012	2011

Software development costs	$234,899	$215,418
Capitalized software costs	(70,960)	(60,713)
Capitalized costs related to share-based payments	(1,546)	(1,114)
Amortization of capitalized software costs	60,353	59,887

Total software development expense	$222,746	$213,478

•
General and administrative expenses as a percent of total revenues were 6% in the first nine months of 2012, compared to 7% in the same period of 2011. These expenses increased 8% to $119.9 million in the first nine months of 2012 from $110.6 million for the same period in 2011. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have increased such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $12.7 million in the first nine months of 2012 from $11.5 million for the same period in 2011, due primarily to growth in investments. Interest expense was $3.9 million for the first nine months of 2012 and 2011.

•
Our effective tax rate was 32.0% for the first nine months of 2012 and 34.7% for the first nine months of 2011. This decrease was primarily due to an increase in net favorable discrete items recorded in 2012 relative to 2011, partially offset by the expiration of the research and development tax credit on December 31, 2011. Refer to Note (5) of the notes to the condensed consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment

The following table presents a summary of the operating information for the first nine months of 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$1,707,259	100%	$1,370,741	100%	25%
Costs of revenue	403,618	24%	274,994	20%	47%
Operating expenses	372,668	22%	322,250	24%	16%
Total costs and expenses	776,286	45%	597,244	44%	30%

Domestic operating earnings	930,973	55%	773,497	56%	20%

Global Segment
Revenues	247,793	100%	216,786	100%	14%
Costs of revenue	51,468	21%	34,632	16%	49%
Operating expenses	97,616	39%	94,182	43%	4%
Total costs and expenses	149,084	60%	128,814	59%	16%

Global operating earnings	98,709	40%	87,972	41%	12%

Other, net	(618,464)		(539,405)		15%

Consolidated operating earnings	$411,218		$322,064		28%
Domestic Segment

•
Revenues increased 25% to $1.7 billion in the first nine months of 2012 from $1.4 billion in the same period in 2011. This increase reflects growth across all business models, with particularly strong growth in technology resale and professional services.

•
Cost of revenues was 24% of revenues in the first nine months of 2012, compared to 20% of revenues in the same period in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 16% to $372.7 million in the first nine months of 2012, from $322.3 million in the same period in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 14% to $247.8 million in the first nine months of 2012 from $216.8 million in the same period in 2011. This increase was primarily driven by strong growth in technology resale and managed services and a higher level of support services.

•
Cost of revenues was 21% of revenues in the first nine months of 2012, compared with 16% in the same period of 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 4% to $97.6 million for the first nine months of 2012 from $94.2 million in the same period in 2011, primarily due to overall growth in our Global segment.
Other, net
These expenses increased 15% to $618.5 million in the first nine months of 2012 from $539.4 million in the same period in 2011. This increase was primarily due to growth in corporate and development personnel costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At September 29, 2012, we had cash and cash equivalents of $288.1 million and short-term investments of $750.9 million, as compared to cash and cash equivalents of $243.1 million and short-term investments of $531.6 million at December 31, 2011.
Approximately 14% of our aggregate cash, cash equivalents and short-term investments at September 29, 2012, were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which could be material.
Additionally, we maintain a $100.0 million, multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of September 29, 2012, we had no outstanding borrowings under this credit facility; however, we have $19.5 million of outstanding letters of credit, which reduced our available borrowing capacity to $80.5 million.
We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next twelve months.
The following table summarizes our cash flows in the first nine months of 2012 and 2011:

	Nine Months Ended
(In thousands)	2012	2011

Cash flows from operating activities	$527,760	$377,805
Cash flows from investing activities	(546,124)	(429,634)
Cash flows from financing activities	62,361	68,978
Effect of exchange rate changes on cash	958	(466)
Total change in cash and cash equivalents	44,955	16,683

Cash and cash equivalents at beginning of period	243,146	214,511

Cash and cash equivalents at end of period	$288,101	$231,194

Free cash flow (non-GAAP)	$325,288	$240,376

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2012	2011

Cash collections from clients	$2,024,529	$1,572,917
Cash paid to employees and suppliers and other	(1,364,643)	(1,129,703)
Cash paid for interest	(3,790)	(3,081)
Cash paid for taxes, net of refund	(128,336)	(62,328)

Total cash from operations	$527,760	$377,805

Cash flow from operations increased in the first nine months of 2012 compared to the same period of 2011, due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During the first nine months of 2012 and 2011, we received total client cash collections of $2.0 billion and $1.6 billion, respectively, of which 3% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 73 days in the third quarter of 2012, 71 days in the second quarter of 2012 and 87 days in the third quarter of 2011. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in the first nine months of 2012 compared to the same period of 2011. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2012	2011

Capital purchases	$(129,966)	$(75,602)
Capitalized software development costs	(72,506)	(61,827)
Purchases of investments, net of sales and maturities	(336,440)	(255,741)
Other, net	(7,212)	(36,464)

Total cash flows from investing activities	$(546,124)	$(429,634)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending throughout the remainder of 2012, and in 2013, is expected to remain at higher than historical levels, primarily due to capital purchases associated with new office space; however, we still expect strong levels of free cash flow.
Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity throughout the remainder of 2012, as we expect strong levels of cash flow.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2012	2011

Repayment of long-term debt	$(1,772)	$(715)
Cash from option exercises (including excess tax benefits)	67,533	70,472
Other, net	(3,400)	(779)

Total cash flows from financing activities	$62,361	$68,978
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout the remainder of 2012 based on the number of exercisable options at September 29, 2012 and our current stock price.

Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2012	2011	2012	2011

Cash flows from operating activities (GAAP)	$182,213	$129,177	$527,760	$377,805
Capital purchases	(51,802)	(23,925)	(129,966)	(75,602)
Capitalized software development costs	(25,659)	(20,772)	(72,506)	(61,827)

Free cash flow (non-GAAP)	$104,752	$84,480	$325,288	$240,376
Free cash flow increased $84.9 million in the first nine months of 2012 compared to the same period in 2011, which we believe reflects continued strengthening of our earnings quality. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance because free cash flow takes into account the capital expenditures necessary to operate our business.

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

(b)
There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CERNER CORPORATION
Registrant

October 26, 2012	By: /s/ Marc G. Naughton
Date	Marc G. Naughton
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)