Form 10-K
period 2012-12-29
CERNER CORP /MO/
filed 2013-02-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2012

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-15386

CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1196944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2800 Rockcreek Parkway North Kansas City, MO	64117
(Address of principal executive offices)	(Zip Code)

(816) 221-1024
(Registrant's telephone number, including area code)

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
Yes [  ]       No [X]
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,351,700,511 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
Common Stock, $0.01 par value per share	172,207,737 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Shareholders' Meeting to be held May 24, 2013	Part III

CERNER CORPORATION

PART I.

Item 1. Business

Overview
Cerner Corporation started doing business in 1980, and it was organized as a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.221.1024. Our Web site address, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Cerner’s mission is to contribute to the systemic improvement of health care delivery and the health of communities. We are a leading supplier of health care information technology (HCIT) solutions, services, devices and hardware. Our solutions optimize processes and help eliminate errors, variance and waste for health care organizations ranging from single-doctor practices to entire countries, for the pharmaceutical and medical device industries, and for the field of health care as a whole. These solutions are licensed by approximately 10,000 facilities around the world, including more than 2,700 hospitals; 4,150 physician practices; 45,000 physicians; 550 ambulatory facilities, such as laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; 45 employer sites and 1,750 retail pharmacies.

We design and develop most of our software solutions on the unified Cerner Millennium® architecture, a person-centric computing framework, which combines clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. In recent years, we have extended this platform to include the next evolution of Cerner Millennium, Millennium+™, which leverages the cloud and enables greater mobility. We have also created the Healthe IntentTM platform, a cloud-based platform that enables a new generation of solutions to leverage the increasing amount of data being captured as the health care industry is digitized. On the Healthe Intent platform, we are building solutions based on sophisticated, statistical algorithms that are intended to help providers predict and improve outcomes, control costs, and improve quality.

We offer a broad range of services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, health care data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator (TPA) services for employer-based health plans.

In addition to software and services, we offer a wide range of complementary hardware and devices, both directly from Cerner and as a reseller for third parties.

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2012	2011	2010

Revenues by Solutions & Services
System sales	34%	32%	30%
Support and maintenance	23%	25%	28%
Services	41%	41%	40%
Reimbursed travel	2%	2%	2%
	100%	100%	100%

Revenues by Segment
Domestic	88%	86%	84%
Global	12%	14%	16%
	100%	100%	100%

Health Care and Health Care IT Industry
We believe there are several factors that are favorable for the HCIT industry over the next decade. The Centers for Medicare and Medicaid Services (CMS) estimates United States health care spending in 2012 at $2.8 trillion, or 17.9 percent of Gross Domestic Product (GDP), and projects it to be 19.2 percent of GDP by 2020. We believe this growing cost of our health care system is unsustainable. We also believe the intelligent use of information systems can help reduce costs while also improving health outcomes. Further, most United States health care providers recognize that they must invest in HCIT to meet regulatory requirements, comply with government reimbursement requirements, and qualify for incentives. The importance of HCIT in facilitating this compliance along with the benefits of improving safety, efficiency and reducing costs, leads to investments in HCIT being viewed as more strategic than many other capital purchases, and supports our belief that we are positioned for continued growth.

An ongoing contributor to our growth is the inclusion of HCIT incentives in the American Recovery and Reinvestment Act (ARRA). The Health Information Technology for Economic and Clinical Health (HITECH) provisions within ARRA include more than $35 billion in incentives for health care organizations to modernize operations through “Meaningful Use” of HCIT. Hospitals and physicians that met the first of three stages of Meaningful Use criteria of the ARRA began receiving incentive funds in 2011, and the ongoing incentive program is contributing to continued demand for HCIT solutions and services in the United States. In addition to the demand created by existing clients seeking solutions and services to ensure they are positioned to qualify for incentives, we are seeing significant demand outside of our installed base from hospitals that previously chose a system from another supplier. We believe these hospitals are looking to change to a platform that better positions them for success as later stages of Meaningful Use and other regulatory requirements require more sophisticated IT systems.

Another trend in the United States marketplace that we believe will contribute to demand is the shift away from fee-for-service or volume-based reimbursement towards value-based or outcomes-based reimbursement. Payers, including health insurance companies and federal and state governments, are implementing programs to link reimbursement to quality measurements and outcomes, and we believe this alignment creates significant financial motivation for HCIT adoption. Within our current client base, we estimate that there could be more than $5 billion of annual reimbursement at risk tied to Value Based Purchasing, Medicare 30-day readmission rules, and quality reporting requirements by 2017. In order to comply with these programs, we believe our clients will need to expand their data analytics and reporting capabilities through the use of HCIT solutions and services. Ultimately, we believe all of these shifts are leading to an environment in which health care providers will become accountable for proactively managing the health of the populations they serve, and this will require ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

In recent years, we have also seen a shift in the United States marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased significantly as hospitals have acquired physician groups in order to ensure a consistent stream of referrals, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We are benefiting from this trend due to our unified Cerner Millennium platform that spans multiple venues and due to the significant enhancements we have made to our physician solutions in recent years.

Outside the United States, the economic downturn of the last several years has impacted and could continue to impact our results of operations. However, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling health care spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize HCIT as an important piece of the solution to these issues.

Cerner Vision and Growth Strategy
For more than 30 years, Cerner has been executing its vision to make health care safer and more efficient. We started with the foundation of digitizing paper processes and now offer what we believe to be the most comprehensive array of solutions, services, hardware, and devices to the health care industry. Since our company began, we have been committed to transformational change in the vital task of keeping people healthy. Now more than ever, our focus is on developing the innovations that will help improve the entire health care system. Ultimately, we believe health care is personal and nothing matters more than our health and our families. As a result, we believe health care is too important to stay the same, and we are focused on changing the way people:

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

In addition to growth by gaining market share, we have a significant opportunity to grow revenues by expanding our solution footprint with existing clients. There is opportunity to expand penetration of our core solutions, such as EHRs and computerized physician order entry, and increase penetration of our broad range of complementary solutions that can be offered into our existing client base. Examples include women’s health, anesthesiology, imaging, clinical process optimization, critical care, medical devices, device connectivity, emergency department, revenue cycle and surgery.

We have also introduced services in recent years that are targeted at capturing a larger percent of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

We have made good progress over the past several years at reducing the total cost of ownership of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. For example, our CommunityWorksTM offering leverages a shared instance of the Cerner Millennium platform across multiple clients, which decreases the total cost of ownership for these clients.

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administrator services directly to employers. These offerings have been shaped by what we have learned from changes we have implemented at Cerner over the past six years. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. These changes have had a significant impact on the health of our associates and have allowed us to do what all employers want to do - reduce health care costs. We believe incorporating this success into our employer services offerings positions us well in a substantial addressable market of over 8,000 U.S. employers with over 1,000 employees.

As discussed below, another opportunity for future growth, and a significant area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized and using this data to help providers manage the health of populations.

Population Health
Today's system of episodic, fee-for-service care is characterized by waiting until a condition advances to the point of definite illness and complications to initiate costly and less effective treatment. We believe information technology will play a key role in a revolution to promote and manage health by helping predict what will happen in the future and allowing for lower cost interventions that can prevent harmful, costly outcomes.

For health care providers, population health management means serving patients with more precision. It means preventing potentially avoidable complications by developing prescriptive personalized health plans and applying preventative care to keep more people in a state of health, delaying and possibly preventing or reversing the effects of chronic disease, and using acute care as the last resort.

While this approach is logical and desirable, our system of care is structured in a way that physicians and hospitals get paid when people experience illness, not when they remain healthy. This is beginning to change through the formation of organizations, often called Accountable Care Organizations, which reward health systems for keeping healthy people healthy and for delivering higher quality and lower cost care to a defined population. As the industry continues down this path of creating incentives for managing the health of populations, we believe there will be significant new opportunities for Cerner.

We are already providing solutions and services to many of our clients that are foundational elements for population health. Examples of these include data liquidity through our Cerner Network interoperability and health information exchange offerings, Lighthouse Enterprise Data Warehousing and Quality solutions, our patient portal platform and personal health record solutions that offer a range of device and provider connectivity options and wellness offerings.

Supporting these solutions is Healthe Intent, which is our cloud-based architectural platform for population health that is agnostic to the source EHR and is also able to capture research, evidence, and financial and operational data. Healthe Intent also supports Chart Search, which leverages knowledge of the clinical meanings of words located within the EHR as well as the context in which those words occur to create algorithms that identify and rank the most important information contextually. This capability allows the physician to efficiently search through a patient's health record and identify relevant information in a matter of seconds. Chart Search adoption has now hit a tipping point across our client base, with more than 50 percent of our U.S. client base utilizing the solution.

The Healthe Intent platform also provides the ability to apply sophisticated, statistical algorithms against contextual clinical activity to recommend clinical action. We have illustrated this with our sepsis agent, which can assist in detecting the conditions that indicate a patient may be developing sepsis, a potentially fatal condition in which the bloodstream is overwhelmed by bacteria. Clients that have implemented this agent as part of a comprehensive sepsis prevention process have experienced significant reductions in sepsis mortality rates, and the adoption in our client base increased significantly in the past year.

In 2012 we outlined our vision for how we will continue to advance our capabilities in population health, building on the Healthe Intent platform and other foundational solutions that are already in place. Fundamental to the design of this platform is an evolving operating system specifically designed to identify the person, predict where interventions will be effective, attribute the individual to accountable providers and guide them to take appropriate action. We believe these elements will be critical to our clients in an accountable care environment, as providers will need the ability to predict and prevent incidents such as readmissions and proactively monitor patients with chronic conditions so complications can be prevented.

Our name for the clinical programming language that will drive our operating system for population health is Synapse. Synapse is a purpose built, clinical programming language that creates agents within the Healthe Intent platform to trigger and coordinate health care programs across a population. Very much like the clinical definition of Synapse, the language supports the signaling of an event, then coordinates that action across the platform based on localized requirements. We think this is a fundamental differentiator as the level of sophistication to manage the health of a population ultimately requires both personalization to the individual and adapting to the local provider network. This must be much more than a set of workflow applications with independent configuration options. We believe the ability to create these sophisticated commands in a natural language familiar to clinicians will create an ecosystem of discovery and innovation beyond the four walls of Cerner.

We are also working closely with clients to advance our population health capabilities. We announced a partnership in 2012 with Advocate Health Care, a leader in population health management, which will help us advance our population health initiatives and position us for significant opportunities as we deploy these capabilities across our client base. Early progress from these efforts has included joint development of sophisticated predictive models, including a predictive agent for readmissions that demonstrated a more than 20 percent improvement in predictive power as compared to the majority of the existing evidence based models in use today.

Another initiative that we believe will demonstrate the power of coordinated population health management is our partnership with Nevada, Missouri, which was announced in July 2012. We are collaborating with the city to build a new model of health and care with a goal of significantly improving health status and outcomes in Nevada. In addition to deploying Cerner solutions at Nevada Regional Medical Center, the project is focused on creating a culture of health in the community through education, incentives, infrastructure and partnerships with stakeholders such as the Nevada school district, local employers and community organizations. In addition, all residents will have access to their health information regardless of where they are or which provider they see. We believe a project of this scope has never been done before. Our goal is to see how quickly we can impact the cost, accessibility and quality of health and care and to create a replicable and sustainable model for other communities.

In summary, we believe we are uniquely positioned to build on our existing investments and create the most comprehensive platform for facilitating population health. We expect this platform to create significant opportunities for Cerner as health care continues to evolve towards a model that incents keeping people healthy.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2012, approximately 3,200 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $319.8 million, $290.6 million and $284.8 million during the 2012, 2011 and 2010 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Sales and Marketing
The markets for Cerner HCIT solutions, health care devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are sales of clinical solutions and services to hospital and health systems, but the Cerner Millennium architecture is highly scalable and organizations ranging from several physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies use our Cerner Millennium solutions and services.

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

Backlog
At the end of 2012, we had a contract backlog of $6.5 billion as compared to $5.4 billion at the end of 2011. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At the end of 2012, we had $18.2 million of contracts receivable compared to $81.8 million at the end of 2011, which represents revenues recognized but not yet billable under the terms of the contract. At the end of 2012, we had a software support and maintenance backlog of $738.2 million as compared to $705.7 million at the end of 2011. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. We estimate that approximately 29 percent of the aggregate backlog at the end of 2012 of $7.3 billion will be recognized as revenue during 2013.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market include, but are not limited to: Allscripts Healthcare Solutions, Inc., Computer Programs and Systems, Inc. (CPSI), Epic Systems Corporation (Epic), GE Healthcare Technologies (GE), Healthcare Management Systems, Inc. (HMS), Healthland, Inc., Computer Sciences Corporation (iSoft), Keane, Inc., McKesson Corporation (McKesson), Medical Information Technology, Inc. (Meditech), Siemens Medical Solutions Health Services Corporation (Siemens), and Quadramed Corporation (Quadramed), each of which offers a suite of software solutions that compete with many of our software solutions and services.

Other competitors focus on only a portion of the market that we address. For example, competitors, without limitation, such as Accenture plc, Affiliated Computer Services (ACS), Cap Gemini S. A., Computer Task Group, Inc. (CTGHS), Dell, Inc. (Dell), Deloitte Consulting LLP, Hewlett-Packard Company, IBM Corporation and Science Applicaitons International Corporation (formerly maxIT Healthcare LLC) offer HCIT services that compete directly with some of our service offerings. AmazingCharts.com, Inc., Athenahealth, Inc., eClinicalWorks LLC, e-MDs, Inc., Greenway Medical Technologies, MED3000, Inc., NexGen Healthcare, Inc., Quality Systems, Inc., Sevocity (a division of Conceptual MindWorks, Inc.) and Vitera Healthcare Solutions (formerly Sage Software Healthcare LLC) offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market.

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include, without limitation: API Healthcare, CapsuleTech, Inc., CareFusion Corporation, GE, iSirona, LLC, McKesson and Omnicell, Inc. We view our principal competitors in the health care revenue cycle transactions market to include, without limitation: Accretive Health, Inc., Allscripts, Dell, Emdeon Corporation, Epic, GE, McKesson, MedAssets, Inc., Meditech, Optum, Inc., Quadramed, Siemens, SSI Group, Inc. and 3M Company with almost all of these competitors being substantially larger or having more experience and market share than us in their respective markets.

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

Number of Employees (Associates)
At the end of 2012, we employed approximately 11,900 associates worldwide.

Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (18) to the consolidated financial statements.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 1, 2013. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	63	Chairman of the Board of Directors, Chief Executive Officer and President

Clifford W. Illig	62	Vice Chairman of the Board of Directors

Marc G. Naughton	57	Executive Vice President and Chief Financial Officer

Michael R. Nill	48	Executive Vice President and Chief Operating Officer

Randy D. Sims	52	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	49	Executive Vice President and Chief of Staff

Julia M. Wilson	50	Senior Vice President and Chief People Officer

Zane M. Burke	47	Executive Vice President - Client Organization

Neal L. Patterson, co-founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years. Mr. Patterson has served as President of the Company since July 2010, which position he also held from March of 1999 until August of 1999.

Clifford W. Illig, co-founder of the Company, has been a Director of the Company for more than five years. He previously served as Chief Operating Officer of the Company until October 1998 and as President of the Company until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.

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

Zane M. Burke joined the Company in September 1996. Since that time, he has held a variety of client-facing sales, implementation and support roles, including Corporate Controller and Vice President of Finance. He was promoted to President of the Company’s West region in 2002 and Senior Vice President of National Alignment in 2006. He was further promoted to Executive Vice President - Client Organization in July 2011.

Item 1A. Risk Factors

Risks Related to our Business

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices or services (including life sciences/research services) are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties. Our software solutions and health care devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction to the market. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s Cerner software solution or health care device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the software solution or health care device meet these criteria or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. Periodic risk assessments are conducted to ensure additional risks are identified and appropriately mitigated. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality policies and procedures, employee nondisclosure agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of United States and global patents, but these patents do not provide comprehensive protection for the wide range of solutions, devices and services we offer. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT market increases, the functionality of our software solutions and services expands, the use of open-source software increases and we enter new geographies and new markets such as health care device innovation, health care transactions, population health management and life sciences. These claims, even if not meritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, importing, implementing or supporting the solutions, devices and services that violate the intellectual property rights.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive or other equitable relief that may affect how we operate our business, or settlements of claims for monetary damages. Future court decisions, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought.

We are subject to risks associated with our non-U.S. operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. We will continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these and other reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.

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

•
Legal compliance costs or business risks associated with our global operations where: i) local laws and customs differ from those in the United States, or ii) risk is heightened with respect to laws prohibiting improper payments and bribery, including without limitation the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and similar laws and regulations in foreign jurisdictions

•	Certification, licensing or regulatory requirements

•	Unexpected changes in regulatory requirements

•	Changes to or reduced protection of intellectual property rights in some countries

•	Potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner

•	Different or additional functionality requirements or preferences

•	Trade protection measures

•	Export control regulations

•	Health service provider or government spending patterns

•	Natural disasters, war or terrorist acts

•	Labor disruptions that may occur in a country

•	Poor selection of a partner in a country

•	Political conditions which may impact sales or threaten the safety of associates or our continued presence in these countries

Our failure to effectively hedge exposure to fluctuations in foreign currency exchange rates could unfavorably affect our performance. We currently utilize a non-derivative instrument to hedge our exposure to fluctuations in certain foreign currency exchange rates. This instrument may involve elements of market risk in excess of the amounts recognized in the Consolidated Financial Statements. For additional information about market risk on financial instruments, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk”. Further, our financial results from non-U.S. operations may be negatively affected if we fail to execute or if we improperly hedge our exposure to currency fluctuations.

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

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our employees, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We depend on third party suppliers and our revenue and operating earnings could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware or content into or sell or license it in conjunction with our solutions, devices and services. We depend on some of the third party software, hardware or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting business also relies on a single or a limited number of suppliers for certain functions of this business, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on Hewlett Packard and IBM for our hardware technology platforms.

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

If any of the third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses or supply contracts, suffer significant capacity constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our solutions, devices or services as a result of changes in third party suppliers could adversely affect our commitments to customers, future sales of solutions, devices and services, and negatively affect our revenue and operating earnings.

We intend to continue strategic business acquisitions, which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

We could suffer losses due to asset impairment charges. We assess our goodwill for impairment during the second quarter every year and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. Declines in business performance or other factors could cause the fair value of a reporting unit to be revised downward and could result in a non-cash impairment charge. This could materially affect our reported net earnings.

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

If we are unable to manage our growth in the new markets in which we offer solutions, health care devices or services, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitability manage our business in the new markets that we enter. Over the past several years, we have engaged in the identification of, and competition for, growth and expansion opportunities in the areas of analytics, revenue cycle and population health. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage associates, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems for offerings in those areas. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

Risks Related to the Health Care Information Technology, Health Care Device, Health Care Transaction and Population Health Management Industry

The health care industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (collectively, HIPAA) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our solutions, health care devices and services. As the health care industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of landing new client relationships becomes greater.

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

The health care industry is highly regulated at the local, state and federal level. The impact of these regulations on us is direct, to the extent that we are ourselves subject to these laws and regulations, and is also indirect because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the United States and abroad, such as regulations in the areas of health care fraud, e-prescribing, claims processing and transmission, medical devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Health Care Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud affecting health care providers whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients are subject to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, financial condition and results of operations.

E-Prescribing. The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by federal and state laws. States have differing regulations that govern the electronic transmission of certain prescription orders and prescription format requirements. The Centers for Medicare and Medicaid Services' (CMS) regulations related to “E-Prescribing and the Prescription Drug Program” set forth standards for the transmission of electronic prescriptions. These standards are detailed and significant, and cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility, benefits inquiries, drug formulary and benefit coverage information. In general, regulations in this area impose certain requirements which can be burdensome and evolve regularly, meaning that any potential benefits may be reversed by a newly-promulgated regulation that adversely affects our business model. Our efforts to provide solutions that enable our clients to comply with these regulations could be time-consuming and expensive.

Preparation, Transmission and Submission of Medical Claims for Reimbursement. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients' payers for approval and reimbursement. We also provide services to our clients that include the coding, preparation and submission of claims for medical service to payers for reimbursement. Such claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission and submission of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims preparation, transmission and submission services, since those services must be structured and provided in a way that supports our clients' HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and, we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

Regulation of Medical Devices. The United States Food and Drug Administration (the FDA) has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive, and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or medical devices, our short to long term business plans for these solutions or medical devices could be delayed or canceled.

There have been six FDA inspections at various Cerner sites since 2003. Inspections conducted at our world headquarters and Innovations Campus in 2010 resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observation that was issued in 2010. The remaining FDA inspections, including inspections at our world headquarters in 2006 and 2007, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our solutions, services and devices. The FDA has many enforcement tools including recalls, product corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

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

Federal and state statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce our compliance with these privacy and security laws and regulations. Federal and state enforcement personnel have substantial funding, powers and remedies to purse suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party HCIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Certification Commission for Healthcare Information Technology (CCHIT) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HCIT industry. CCHIT, however, continues to modify and refine those standards. Achieving CCHIT certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements.

ARRA Meaningful Use Program. Various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive incentive payments. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software, devices or health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices, although we do not expect such costs to be significant in relation to the overall development costs for our solutions, devices and health care devices.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for health care information systems, health care devices and services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that such solutions, devices or services will achieve market acceptance. Moreover, we cannot guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing or other resources than us and some of our competitors offer software solutions, devices or services that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 Competition.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care devices and services to address areas such as analytics, transaction services, HCIT and device integration, and population health management, we expect to face new competitors, and these competitors may have more experience in these markets and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the United States market and in recent years, the health care industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by health care organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale. If we are unable to recognize these changes in a timely manner, or we are too inflexible to rapidly adjust our business models, our growth ambitions and financial results could be negatively affected materially.

Risks Related to Our Common Stock

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to federal, state or local regulations, availability of personnel resources or by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

Revenue recognized in any quarter may depend upon our or our clients’ abilities to meet project milestones. Delays in meeting these milestone conditions or modification of the project plan could result in a shift of revenue recognition from one quarter to another and could have a material adverse effect on results of operations for a particular quarter.

Our revenues from system sales historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of clients’ year-end efforts to make final capital expenditures for the then-current year.

Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions, new federal, state or local regulations related to our industry or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, articles or rumors about our performance or solutions, devices or services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, economic conditions and changes occurring in the securities markets in general and other factors, many of which are beyond our control. For instance, our quarterly operating results have varied in the past and may continue to vary in future periods, due to a number of reasons including, but not limited to, demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, accounting policy changes and other factors described herein. As a matter of policy, we do not generally comment on our stock price or rumors.

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

Factors that May Affect Future Results of Operations, Financial Condition or Business

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (SEC), communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist mainly of owned and leased office and data center facilities.

Our United States corporate world headquarters is located in a Company-owned office park (the Headquarters Campus) in North Kansas City, Missouri. The Headquarters Campus and three other nearby locations, collectively contain approximately 2.22 million gross square feet of useable space situated on 278 acres of land. The Headquarters Campus and the nearby properties primarily house office space, but also include space for other business needs, such as our Healthe Clinic and our Headquarters Campus data centers.

Company owned office space, known as the Innovation Campus, houses associates from our intellectual property organization and consists of 790,000 gross square feet of useable space located in Kansas City, Missouri.

Owned office space currently under construction, known as the Continuous Campus, will house associates who manage and support our clients' IT systems and consists of 611,000 gross square feet of useable space located in Kansas City, Kansas.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.

As of the end of 2012, we leased additional office space in Tempe, Arizona; Culver City and Garden Grove, California; Denver, Colorado; Lenexa, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Columbia, Lee’s Summit and Kansas City, Missouri; Durham, North Carolina; New Concord, Ohio; and Vienna, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; Sao Paulo, Brazil; Toronto, Canada; Santiago, Chile; Cairo, Egypt; London, England; Paris, France; Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Madrid, Spain; Doha, Qatar; and Abu Dhabi and Dubai, United Arab Emirates.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2012 and 2011 as reported by The Nasdaq Stock Market®.

	2012			2011

	High	Low	Last	High	Low	Last

First Quarter	$78.13	$59.78	$76.16	$56.45	$47.18	$56.45
Second Quarter	86.91	72.26	82.66	62.54	54.46	62.54
Third Quarter	83.56	71.00	77.39	72.88	54.93	68.52
Fourth Quarter	81.12	68.00	76.08	69.97	55.75	61.25

At February 1, 2013, there were approximately 980 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
September 30, 2012 - October 27, 2012	2,356	$72.56	—	—
October 28, 2012 - November 24, 2012	—	—	—	—
November 25, 2012 - December 29, 2012	—	—	—	—
Total	2,356	$72.56	—

(a)
All of the shares of common stock, par value $0.01 per share, presented on the table above were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F. The Long-Term Incentive Plan F allows for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Long-Term Incentive Plan F, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on December 12, 2012, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $170.0 million of our Common Stock. As of December 29, 2012, $170.0 million remains available under the authorized program. There were no shares repurchased by us under the program during the quarter or year ended December 29, 2012. The previous stock repurchase program approved by the Company's Board of Directors in 2008 was terminated.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	2012	2011	2010	2009	2008
	(1)	(1)	(1)	(1)	(1)(2)

Statement of Operations Data:
Revenues	$2,665,436	$2,203,153	$1,850,222	$1,671,864	$1,676,028
Operating earnings	571,662	459,798	359,333	292,006	278,885
Earnings before income taxes	587,708	469,694	362,212	292,681	281,431
Net earnings	397,232	306,627	237,272	193,465	188,658

Earnings per share:
Basic	2.32	1.82	1.44	1.19	1.17
Diluted	2.26	1.76	1.39	1.15	1.13

Weighted average shares outstanding:
Basic	170,931	168,634	164,916	161,963	161,097
Diluted	175,697	173,867	170,847	167,764	166,869

Balance Sheet Data:
Working capital	$1,210,394	$1,063,593	$840,129	$788,232	$517,650
Total assets	3,704,468	3,000,358	2,422,790	2,148,567	1,880,988
Long-term debt and capital lease obligations, excl. current installments	136,557	86,821	67,923	95,506	111,370
Cerner Corporation shareholders' equity	2,833,650	2,310,681	1,905,297	1,580,678	1,311,009

(1)	Includes share-based compensation expense. The impact of this expense is as follows:

(In thousands, except share data)	2012	2011	2010	2009	2008

Total share-based compensation expense	$38,112	$29,479	$24,903	$16,842	$15,144
Amount of related income tax benefit	(14,578)	(11,256)	(9,329)	(6,274)	(5,641)
Net impact on earnings	$23,534	$18,223	$15,574	$10,568	$9,503

Decrease to diluted earnings per share	$0.13	$0.11	$0.09	$0.06	$0.06

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 12% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 10,000 facilities around the world, including more than 2,700 hospitals; 4,150 physician practices; 45,000 physicians; 550 ambulatory facilities, such as laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics and surgery centers; 800 home health facilities; 45 employer sites and 1,750 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier.

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, employer services, Cerner ITWorks services, Cerner RevWorks services, and solutions on our Healthe Intent platform. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on HCIT as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in 2012.

New business bookings revenue in 2012, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $3.1 billion, which is an increase of 15% compared to $2.7 billion in 2011. Our 2012 revenues increased 21% to $2.7 billion compared to $2.2 billion in 2011. The year-over-year increase in revenue reflects improved economic conditions, ongoing demand related to the HITECH Act, and increased contributions form new initiatives, such as device resale, Cerner ITWorks and Cerner RevWorks.

Our 2012 net earnings increased 30% to $397.2 million compared to $306.6 million in 2011. Diluted earnings per share increased 28% to $2.26 compared to $1.76 in 2011. The 2012 and 2011 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the 2012 net earnings and diluted earnings per share by $23.5 million and $0.13, and the 2011 earnings and diluted earnings per share by $18.2 million and $0.11, respectively. The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including efficiencies in our implementation and operational processes, leveraging R&D investments and controlling general and administrative expenses. Our full-year 2012 operating margin of 21.4% reflects an increase of 50 basis points compared to 2011, which was driven by strong margin expansion in our core business that was somewhat offset by record levels of lower-margin technology resale.

We had cash collections of receivables of $2.7 billion in 2012 compared to $2.2 billion in 2011. Days sales outstanding was 74 days for the 2012 fourth quarter compared to 73 days for the 2012 third quarter and 83 days for the 2011 fourth quarter. Operating cash flows for 2012 were strong at $708.3 million compared to $546.3 million in 2011.

Health Care Information Technology Market Outlook

We have provided a detailed assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1 "Business."

Results of Operations
Fiscal Year 2012 Compared to Fiscal Year 2011

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change
Revenues
System sales	$902,799	34%	$706,714	32%	28%
Support and maintenance	604,247	23%	550,554	25%	10%
Services	1,103,082	41%	901,193	41%	22%
Reimbursed travel	55,308	2%	44,692	2%	24%

Total revenues	2,665,436	100%	2,203,153	100%	21%

Costs of revenue
Costs of revenue	608,197	23%	441,672	20%	38%

Total margin	2,057,239	77%	1,761,481	80%	17%

Operating expenses
Sales and client service	1,020,640	38%	869,962	39%	17%
Software development	301,370	11%	286,801	13%	5%
General and administrative	163,567	6%	144,920	7%	13%

Total operating expenses	1,485,577	56%	1,301,683	59%	14%

Total costs and expenses	2,093,774	79%	1,743,355	79%	20%

Operating earnings	571,662	21%	459,798	21%	24%

Other income, net	16,046		9,896
Income taxes	(190,476)		(163,067)

Net earnings	$397,232		$306,627		30%
Revenues & Backlog
Revenues increased 21% to $2.7 billion in 2012, as compared to $2.2 billion in 2011.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 28% to $902.8 million in 2012 from $706.7 million for the same period in 2011. The increase in system sales was driven by record levels of technology resale and solid growth in subscriptions and software.

•
Support and maintenance revenues increased 10% to $604.2 million in 2012 compared to $550.6 million during the same period in 2011. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 22% to $1.1 billion in 2012 from $0.9 billion for the same period in 2011. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 21% in 2012 when compared to 2011. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms.
A summary of total backlog at the end of 2012 and 2011 follows:

(In thousands)	2012	2011

Contract backlog	$6,534,564	$5,401,427
Support and maintenance backlog	738,154	705,744

Total backlog	$7,272,718	$6,107,171
Costs of Revenue
Cost of revenues as a percentage of total revenues was 23% in 2012, compared to 20% in the same period of 2011. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 14% to $1.5 billion in 2012, compared with $1.3 billion in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in 2012, compared to 39% in the same period of 2011. These expenses increased 17% to $1.0 billion in 2012, from $0.9 billion in the same period of 2011. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 11% in 2012, compared to 13% in 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. Expense was also limited by a higher percentage of our software development investments being capitalized, which we expect to continue, as a higher percent of our development initiatives are focused on new functionality versus maintenance. A summary of our total software development expense in 2012 and 2011 is as follows:

	For the Years Ended
(In thousands)	2012	2011

Software development costs	$319,828	$290,645
Capitalized software costs	(98,067)	(81,417)
Capitalized costs related to share-based payments	(2,122)	(1,525)
Amortization of capitalized software costs	81,731	79,098

Total software development expense	$301,370	$286,801

•
General and administrative expenses as a percent of total revenues were 6% in 2012, compared to 7% in 2011. These expenses increased 13% to $163.6 million in 2012, from $144.9 million for the same period in 2011. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $16.5 million in 2012 from $15.2 million in 2011 due primarily to growth in investments. Interest expense decreased to $5.1 million in 2012 compared to $5.3 million in 2011 due primarily to payments on our long-term debt, offset by increased capital lease obligations. Other income in 2012 also includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

•
Our effective tax rate decreased to 32% in 2012 from 35% in 2011. This decrease was primarily due to an increase in net favorable permanent differences, along with a favorable adjustment to our unrecognized tax benefits, partially offset by the expiration of the research and development tax credit on December 31, 2011. We do not expect the favorable impact of permanent differences to be as significant in 2013. We also do not expect any significant favorable adjustments to our unrecognized tax benefits in 2013. Refer to Note (12) of the notes to consolidated financial statements for further information regarding our effective tax rate.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstates the research and development tax credit retroactively from January 1, 2012 to December 31, 2013. In the first quarter of 2013, we will recognize the research and development tax credit related to 2012 as a favorable discrete item. Research and development tax credits generated in 2013 will be recognized pro-rata over that year as a component of the overall 2013 effective tax rate.

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

The following table presents a summary of the operating information for the years ended 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$2,341,304	100%	$1,894,454	100%	24%
Costs of revenue	548,813	23%	387,466	20%	42%
Operating expenses	506,249	22%	439,465	23%	15%
Total costs and expenses	1,055,062	45%	826,931	44%	28%

Domestic operating earnings	1,286,242	55%	1,067,523	56%	20%

Global Segment
Revenues	324,132	100%	308,699	100%	5%
Costs of revenue	59,384	18%	54,206	18%	10%
Operating expenses	131,580	41%	126,997	41%	4%
Total costs and expenses	190,964	59%	181,203	59%	5%

Global operating earnings	133,168	41%	127,496	41%	4%

Other, net	(847,748)		(735,221)		15%

Consolidated operating earnings	$571,662		$459,798		24%
Domestic Segment

•	Revenues increased 24% to $2.3 billion in 2012 from $1.9 billion in 2011. This increase was primarily driven by strong growth in technology resale and professional services.

•
Cost of revenues was 23% of revenues in 2012, compared to 20% of revenues in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 15% to $506.2 million in 2012 from $439.5 million in 2011, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 5% to $324.1 million in 2012 from $308.7 million in 2011. This increase was primarily driven by growth in technology resale and managed services, along with a higher level of support services. Growth in our Global Segment revenues has lagged our faster rate of revenue growth in our Domestic Segment due to the more significant impact of the economic downturn of the last several years on the non-U.S. countries in which we conduct operations.

•	Cost of revenues was 18% in 2012 and 2011, due to a similar mix of sales.

•	Operating expenses were at $131.6 million in 2012, compared to $127.0 million in 2011, primarily due to overall growth in our Global segment.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 15% to $847.7 million in 2012 from $735.2 million in 2011. This increase was primarily due to growth in corporate and development personnel costs.

Fiscal Year 2011 Compared to Fiscal Year 2010

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change
Revenues
System sales	$706,714	32%	$550,792	30%	28%
Support and maintenance	550,554	25%	517,494	28%	6%
Services	901,193	41%	749,483	40%	20%
Reimbursed travel	44,692	2%	32,453	2%	38%

Total revenues	2,203,153	100%	1,850,222	100%	19%

Costs of revenue
Costs of revenue	441,672	20%	320,356	17%	38%

Total margin	1,761,481	80%	1,529,866	83%	15%

Operating expenses
Sales and client service	869,962	39%	767,152	42%	13%
Software development	286,801	13%	272,851	15%	5%
General and administrative	144,920	7%	130,530	7%	11%

Total operating expenses	1,301,683	59%	1,170,533	64%	11%

Total costs and expenses	1,743,355	79%	1,490,889	81%	17%

Operating earnings	459,798	21%	359,333	19%	28%

Other income, net	9,896		2,879
Income taxes	(163,067)		(124,940)

Net earnings	$306,627		$237,272		29%
Revenues & Backlog
Revenues increased 19% to $2.2 billion in 2011, as compared to $1.9 billion in 2010.

•
System sales increased 28% to $706.7 million in 2011 from $550.8 million in 2010. The increase in system sales was driven by strong increases in licensed software, technology resale, and subscriptions.

•
Support and maintenance revenues increased 6% to $550.6 million in 2011 compared to $517.5 million in 2010. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue increased 20% to $901.2 million in 2011 compared to $749.5 million in 2010. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 26% in 2011 compared to 2010. This increase was driven by growth in new business bookings during 2011, including continued strong levels of managed services and Cerner ITWorks bookings that typically have longer contract terms.

A summary of total backlog at the end of 2011 and 2010 follows:

(In thousands)	2011	2010

Contract backlog	$5,401,427	$4,285,267
Support and maintenance backlog	705,744	654,913

Total backlog	$6,107,171	$4,940,180

Costs of Revenue
Cost of revenues as a percentage of total revenues was 20% of total revenues in 2011, as compared to 17% of total revenues in 2010. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue, and a slightly higher level of third party consulting costs.
Operating Expenses
Total operating expenses increased 11% in 2011 to $1.3 billion as compared to $1.2 billion in 2010.

•
Sales and client service expenses as a percent of total revenues were 39% in 2011, as compared to 42% in 2010. These expenses increased 13% to $870.0 million in 2011, from $767.2 million in 2010. The increase in these expenses was primarily attributable to growth in the managed services business and a higher level of professional services expenses. The decrease as a percent of revenue reflected efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 13% in 2011, as compared to 15% in 2010. These expenses increased 5% in 2011 to $286.8 million, from $272.9 million in 2010. Expenditures for software development in 2011 reflected continued development and enhancement of the Cerner Millennium platform and software solutions and investments in new growth initiatives. Although these expenses increased in 2011, the reduction as a percent of revenue reflected our ongoing efforts to control spending relative to revenue growth. A summary of our total software development expense in 2011 and 2010 is as follows:

	For the Years Ended
(In thousands)	2011	2010

Software development costs	$290,645	$284,836
Capitalized software costs	(81,417)	(79,631)
Capitalized costs related to share-based payments	(1,525)	(1,348)
Amortization of capitalized software costs	79,098	68,994

Total software development expense	$286,801	$272,851

•
General and administrative expenses as a percent of total revenues were 7% in 2011 and 2010. These expenses increased 11% to $144.9 million in 2011 from $130.5 million in 2010. An increase in corporate personnel costs accounted for the majority of the overall increase in general and administrative expenses, as we increased personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $15.2 million in 2011 from $10.3 million in 2010 due primarily to growth in investments and related increase in investment returns. Interest expense decreased to $5.3 million in 2011 from $6.9 million in 2010 due to payment on our long-term debt.

•	Our effective tax rate was 35% in 2011, as compared to 34% in 2010. The increase was attributable to the mix of domestic and foreign earnings.

Operations by Segment

The following table presents a summary of our operating segment information for the years ended 2011 and 2010:

(In thousands)	2011	% of Revenue	2010	% of Revenue	% Change

Domestic Segment
Revenues	$1,894,454	100%	$1,562,563	100%	21%
Costs of revenue	387,466	20%	272,385	17%	42%
Operating expenses	439,465	23%	417,181	27%	5%
Total costs and expenses	826,931	44%	689,566	44%	20%

Domestic operating earnings	1,067,523	56%	872,997	56%	22%

Global Segment
Revenues	308,699	100%	287,659	100%	7%
Costs of revenue	54,206	18%	47,971	17%	13%
Operating expenses	126,997	41%	124,546	43%	2%
Total costs and expenses	181,203	59%	172,517	60%	5%

Global operating earnings	127,496	41%	115,142	40%	11%

Other, net	(735,221)		(628,806)		17%

Consolidated operating earnings	$459,798		$359,333		28%
Domestic Segment

•
Revenues increased 21% to $1.9 billion in 2011 from $1.6 billion in the same period in 2010. This increase was driven by growth across all business models, with particular strength in licensed software, technology resale, professional services and managed services.

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

•	Cost of revenues was 18% and 17% in 2011 and 2010, respectively. The higher cost of revenues in 2011 was primarily driven by an increase in third party professional services costs.

•	Operating expenses increased 2% to $127.0 million in 2011 from $124.5 million in 2010, which was primarily to support our revenue growth.
Other, net
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
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2012, we had cash and cash equivalents of $317.1 million and short-term investments of $719.7 million, as compared to cash and cash equivalents of $243.1 million and short-term investments of $531.6 million at the end of 2011.
Approximately 15% of our aggregate cash, cash equivalents and short-term investments at December 29, 2012, were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2012, we were in compliance with all debt covenants. As of the end of 2012, we had no outstanding borrowings under this agreement; however, we had $14.3 million of outstanding letters of credit, which reduced our available borrowing capacity to $85.7 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2013.
The following table summarizes our cash flows in 2012, 2011 and 2010:

	For the Years Ended
(In thousands)	2012	2011	2010

Cash flows from operating activities	$708,314	$546,294	$456,444
Cash flows from investing activities	(701,631)	(565,091)	(520,896)
Cash flows from financing activities	66,034	48,853	34,841
Effect of exchange rate changes on cash	1,257	(1,421)	2,399
Total change in cash and cash equivalents	73,974	28,635	(27,212)

Cash and cash equivalents at beginning of period	243,146	214,511	241,723

Cash and cash equivalents at end of period	$317,120	$243,146	$214,511

Free cash flow (non-GAAP)	$424,696	$358,557	$273,154

Cash from Operating Activities

	For the Years Ended
(In thousands)	2012	2011	2010

Cash collections from clients	$2,714,315	$2,211,361	$1,900,145
Cash paid to employees and suppliers and other	(1,840,682)	(1,543,414)	(1,315,077)
Cash paid for interest	(6,448)	(5,786)	(6,887)
Cash paid for taxes, net of refund	(158,871)	(115,867)	(121,737)

Total cash from operations	$708,314	$546,294	$456,444
Cash flow from operations increased $162.0 million in 2012 compared to 2011 and $89.9 million in 2011 compared to 2010 due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During 2012, 2011 and 2010, we received total client cash collections of $2.7 billion, $2.2 billion and $1.9 billion, respectively, of which 3%, 3% and 4%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 74 days in the fourth quarter of 2012, 73 days in the third quarter of 2012 and 83 days in the fourth quarter of 2011. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in 2012 and 6% in 2011. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	For the Years Ended
(In thousands)	2012	2011	2010

Capital purchases	$(183,429)	$(104,795)	$(102,311)
Capitalized software development costs	(100,189)	(82,942)	(80,979)
Purchases of investments, net of sales and maturities	(354,603)	(291,393)	(312,340)
Other, net	(63,410)	(85,961)	(25,266)

Total cash flows from investing activities	$(701,631)	$(565,091)	$(520,896)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Capital spending consists of capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending is expected to increase in 2013, primarily due to capital purchases associated with new office space and spending related to software development initiatives; however, we still expect strong levels of free cash flow.
Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity in 2013, as we expect strong levels of cash flow.
During 2012, we completed our acquisition of Anasazi Software, Inc. for $40.5 million, net of cash acquired. During 2011, we completed our acquisitions of Resource Systems, Inc. and Clairvia, Inc. for approximately $28.1 million and $37.2 million, net of cash acquired, respectively. During 2010, we completed our acquisition of IMC Health Care, Inc. for approximately $14.5 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.
Cash from Financing Activities

	For the Years Ended
(In thousands)	2012	2011	2010

Repayment of long-term debt and capital lease obligations	$(17,083)	$(25,701)	$(27,625)
Cash from option exercises (including excess tax benefits)	86,517	75,333	60,950
Other, net	(3,400)	(779)	1,516

Total cash flows from financing activities	$66,034	$48,853	$34,841
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2013 based on the number of exercisable options at the end of 2012 and our current stock price.

Free Cash Flow

	For the Years Ended
(In thousands)	2012	2011	2010

Cash flows from operating activities (GAAP)	$708,314	$546,294	$456,444
Capital purchases	(183,429)	(104,795)	(102,311)
Capitalized software development costs	(100,189)	(82,942)	(80,979)

Free cash flow (non-GAAP)	$424,696	$358,557	$273,154

Free cash flow increased $66.1 million from 2011 to 2012 and $85.4 million from 2010 to 2011, which we believe reflects continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2012, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2013	2014	2015	2016	2017	2018 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$24,765	$15,015	$15,015	$—	$—	$—	$54,795
Interest on long-term debt obligations	2,808	1,664	832	—	—	—	5,304
Capital lease obligations	34,817	32,860	32,025	30,214	11,428	—	141,344
Interest on capital lease obligations	3,900	2,855	1,767	589	94	—	9,205

Other obligations(b):
Operating lease obligations	24,943	22,843	16,803	12,210	11,911	40,133	128,843
Purchase obligations	39,654	33,052	12,721	2,594	2,184	4,000	94,205

Total	$130,887	$108,289	$79,163	$45,607	$25,617	$44,133	$433,696
(a) At the end of 2012, liabilities for unrecognized tax benefits were $2.2 million.
(b) At the end of 2012, we had certain obligations related to the construction of office space in Kansas City, Kansas. Refer to Note (16) of the notes to consolidated financial statements for information regarding the construction.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2012, 2011 and 2010 were insignificant.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to consolidated financial statements for information regarding recently adopted accounting pronouncements.

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

Revenue Recognition
We recognize revenue within our multiple element arrangements, including software and software-related services, using the residual method. Key factors in our revenue recognition model are our assessments that installation services are essential to the functionality of our software, whereas implementation services are not, and the length of time it takes for us to achieve the delivery and installation milestones for our licensed software. If our business model were to change such that implementation services are deemed to be essential to the functionality of our software, the period of time over which our licensed software revenue would be recognized would lengthen.

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

Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We historically have not experienced significant inaccuracies in computing the net realizable value of our software solutions and the difference between the net realizable value and the unamortized cost has grown over the past three years. We expect this trend to continue in the future. If we missed our estimates of net future revenues by 10%, the amount of our capitalized software development costs would not be impaired.

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

Goodwill
Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2012 and 2011 and concluded that goodwill was not impaired. The 2012 assessment consisted of a qualitative analysis in accordance with new guidance effective in 2012. The 2011 assessment consisted of a quantitative analysis, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2011. Goodwill amounted to $247.6 million and $211.8 million at the end of 2012 and 2011, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use a foreign-currency denominated debt instrument to reduce our foreign currency exchange rate exposure in the U.K. As of the end of 2012, we designated all of our Great Britain Pound (GBP) denominated long-term debt (27.9 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% adverse change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income in 2012 by approximately $2.8 million, as compared to $3.6 million in 2011. The 2012 model assumes an exchange rate of 1.617 at December 29, 2012 and a tax rate of 38.25%. The hypothetical decrease in other comprehensive income in 2012 from 2011 is a result of a lower amount of GBP denominated debt outstanding. Actual results may differ. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Notes required by this Item are submitted as a separate part of this report. See Note (19) to the Consolidated Financial Statements for supplementary financial information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

a)
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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

c)
The Company’s management, including its CEO and CFO, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, the Company’s management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 29, 2012, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our Directors and any nominees to become Directors will be set forth under the caption “Information Concerning Directors” in our Proxy Statement in connection with the 2013 Annual Shareholders’ Meeting scheduled to be held May 24, 2013 (the Proxy Statement), and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding family relationships between any Director, Executive Officer or other person nominated to become a Director or Executive Officer will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated in this Item 10 by reference.

The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Audit Committee” in our Proxy Statement and is incorporated in this Item 10 by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof. The information required by this Item 10 regarding our Executive Officers is set forth under the caption “Executive Officers of the Registrant” in Part I above.

Item 11. Executive Compensation

The information required by this Item 11 concerning our executive compensation will be set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning director compensation will be set forth under the caption "Director Compensation" in our Proxy Statement and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee interlocks and insider participation will be set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement and is incorporated in this Item 11 by reference. The information required by this Item 11 concerning Compensation Committee report will be set forth under the caption “Compensation Committee Report” in our Proxy Statement and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Item 12 by reference.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 29, 2012:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	12,337	$33.97	7,718
Equity compensation plans not approved by security holders	—	—	—

Total	12,337		7,718

(1) Includes grants of stock options, time-based and performance-based restricted stock.
(2) Includes weighted-average exercise price of outstanding stock options only.
(3) Excludes securities to be issued upon exercise of outstanding options and rights.

(4) Includes the Stock Option Plan D, Stock Option Plan E, 2001 Long-Term Incentive Plan F, 2004 Long-Term Incentive Plan G and 2011 Omnibus Equity Incentive Plan. All new grants are made under the 2011 Omnibus Equity Incentive Plan, as the previous plans are no longer active.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 concerning our transactions with related parties will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated in this Item 13 by reference. The information required by this Item 13 concerning director independence will be set forth under the caption “Meetings of the Board and Committees” in our Proxy Statement and is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements and Exhibits

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 29, 2012 and December 31, 2011

Consolidated Statements of Operations -Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Consolidated Statements of Comprehensive Income - Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Consolidated Statements of Cash Flows - Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 29, 2012 are included herein:

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

CERNER CORPORATION

Date: February 8, 2013	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	February 8, 2013
Neal L. Patterson, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Clifford W. Illig	February 8, 2013
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	February 8, 2013
Marc G. Naughton, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 8, 2013
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 8, 2013
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese, M.D.	February 8, 2013
Denis A. Cortese, M.D., Director

/s/ John C. Danforth	February 8, 2013
John C. Danforth, Director

/s/ Linda M. Dillman	February 8, 2013
Linda M. Dillman, Director

/s/ William B. Neaves	February 8, 2013
William B. Neaves, Ph.D., Director

/s/ William D. Zollars	February 8, 2013
William D. Zollars, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3(a)	Second Restated Certificate of Incorporation of the Registrant, dated December 5, 2003	10-K	3(a)	3/18/2004 0-15386/04677199

3(b)	Certificates of Amendment to the Second Restated Certificate of Incorporation	8-K	3.1 & 3.2	6/1/2011

3(c)	Amended & Restated Bylaws dated September 16, 2008 (as amended March 31, 2010 and March 9, 2011)	8-K	3.2	3/15/2011

4(a)	Specimen stock certificate	10-K	4(a)	2/28/2007 0-15386/08646565

4(b)	Amended and Restated Credit Agreement, dated February 10, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.	8-K	99.1	2/13/2012 0-15386/12599122

4(c)
First Amendment to Amended and Restated Credit Agreement, dated December 28, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.

					X

4(d)	Note Purchase Agreement, dated November 1, 2005, among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers	8-K	99.1	11/7/2005 0-15386/051183275

10(a)*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 0-15386/07658265

10(b)*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010

10(c)*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008

10(d)*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 0-15386/1603080

10(e)*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 0-15386/08646565

10(f)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan	S-8	4.5	5/27/2011

10(g)*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	S-8	4.6	5/27/2011

10(h)*	Cerner Corporation Qualified Performance-Based Compensation Plan (as Amended and Restated) dated May 28, 2010	DEF 14A	Annex I	4/16/2010

10(i)*	Form of 2012 Executive Performance Agreement	10-Q	10.1	4/27/2012

10(j)*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008 0-15386/08646565

10(k)*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	10/29/2010

10(l)*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated (for I.R.C. § 409A) Effective December 31, 2012				X

10(m)*	Exhibit A Severance Matrix, effective April 1, 2011 to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	4/29/2011

10(n)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 0-15386/05688830

10(o)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 0-15386/051193974

10(p)*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 0-15386/05688830

10(q)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 0-15386/05688830

10(r)*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010

10(s)*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 0-15386/08646565

10(t)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.1	7/27/2012

10(u)	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement				X

10(v)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate				X

10(w)*	Aircraft Time Sharing Agreement between Cerner Corporation and Clifford W. Illig dated February 7, 2007	8-K	10.3	2/9/2007 0-15386/07598012

10(x)*	Notice of Change of Aircraft Provided Under Time Sharing Agreement from Cerner Corporation to Clifford W. Illig dated December 28, 2009	10-K	10(t)	2/22/2010

10(y)	Notice of Change of Aircraft Provided Under Time Sharing Agreement from Cerner Corporation to Clifford W. Illig dated effective December 20, 2011				X

10(z)	Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal L. Patterson dated February 1, 2012				X

10(aa)	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
* Indicates a management contract or compensatory plan or arrangement required to be identified by Part IV, Item 15(a)(3).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited Cerner Corporation’s (the Corporation) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Cerner Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012, and our report dated February 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Kansas City, Missouri
February 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2013 expressed an unqualified opinion on the effectiveness of Cerner Corporation’s internal control over financial reporting.

/s/KPMG LLP
Kansas City, Missouri
February 8, 2013

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 29, 2012 and December 31, 2011

(In thousands, except share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$317,120	$243,146
Short-term investments	719,665	531,635
Receivables, net	577,848	563,209
Inventory	23,681	23,296
Prepaid expenses and other	113,572	94,232
Deferred income taxes, net	38,620	46,795
Total current assets	1,790,506	1,502,313

Property and equipment, net	569,708	488,996
Software development costs, net	267,307	248,750
Goodwill	247,616	211,826
Intangible assets, net	132,045	75,366
Long-term investments	509,467	359,324
Other assets	187,819	113,783

Total assets	$3,704,468	$3,000,358

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$141,212	$85,545
Current installments of long-term debt and capital lease obligations	59,582	39,722
Deferred revenue	189,652	153,139
Accrued payroll and tax withholdings	125,253	109,227
Other accrued expenses	64,413	51,087
Total current liabilities	580,112	438,720

Long-term debt and capital lease obligations	136,557	86,821
Deferred income taxes and other liabilities	143,212	150,229
Deferred revenue	10,937	13,787
Total liabilities	870,818	689,557

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 172,089,351 shares issued at December 29, 2012 and 169,565,856 shares issued at December 31, 2011	1,721	1,696
Additional paid-in capital	842,490	723,490
Retained earnings	1,994,694	1,597,462
Accumulated other comprehensive loss, net	(5,255)	(11,967)
Total Cerner Corporation shareholders’ equity	2,833,650	2,310,681

Noncontrolling interest	—	120
Total shareholders’ equity	2,833,650	2,310,801

Total liabilities and shareholders’ equity	$3,704,468	$3,000,358

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011

	For the Years Ended
(In thousands, except per share data)	2012	2011	2010

Revenues:
System sales	$902,799	$706,714	$550,792
Support, maintenance and services	1,707,329	1,451,747	1,266,977
Reimbursed travel	55,308	44,692	32,453

Total revenues	2,665,436	2,203,153	1,850,222
Costs and expenses:
Cost of system sales	427,456	296,561	221,055
Cost of support, maintenance and services	125,433	100,419	66,848
Cost of reimbursed travel	55,308	44,692	32,453
Sales and client service	1,020,640	869,962	767,152
Software development (Includes amortization of $81,731, $79,098 and $68,994, respectively)	301,370	286,801	272,851
General and administrative	163,567	144,920	130,530

Total costs and expenses	2,093,774	1,743,355	1,490,889

Operating earnings	571,662	459,798	359,333

Other income, net	16,046	9,896	2,879

Earnings before income taxes	587,708	469,694	362,212
Income taxes	(190,476)	(163,067)	(124,940)

Net earnings	$397,232	$306,627	$237,272

Basic earnings per share	$2.32	$1.82	$1.44
Diluted earnings per share	$2.26	$1.76	$1.39
Basic weighted average shares outstanding	170,931	168,634	164,916
Diluted weighted average shares outstanding	175,697	173,867	170,847
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011

	For the Years Ended
(In thousands)	2012	2011	2010

Net earnings	$397,232	$306,627	$237,272
Foreign currency translation adjustment and other (net of taxes (benefit) of $(1,396), $(2,162) and $1,146, respectively)	6,511	(7,776)	(937)
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes of $125, $0 and $0, respectively)	201	—	—

Comprehensive income	$403,944	$298,851	$236,335
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011

	For the Years Ended
(In thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$397,232	$306,627	$237,272
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	222,580	212,556	193,337
Share-based compensation expense	36,113	27,919	23,723
Provision for deferred income taxes	8,342	(22,113)	30,362
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(83,705)	(128,979)	(17,370)
Inventory	(279)	(12,329)	188
Prepaid expenses and other	(2,224)	9,974	35,378
Accounts payable	35,265	17,504	30,812
Accrued income taxes	(22,784)	26,053	(42,651)
Deferred revenue	33,277	33,792	(24,618)
Other accrued liabilities	84,497	75,290	(9,989)

Net cash provided by operating activities	708,314	546,294	456,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(183,429)	(104,795)	(102,311)
Capitalized software development costs	(100,189)	(82,942)	(80,979)
Purchases of investments	(1,286,997)	(1,083,274)	(803,832)
Sales and maturities of investments	932,394	791,881	491,492
Purchase of other intangibles	(22,870)	(20,620)	(10,780)
Acquisition of businesses, net of cash acquired	(40,540)	(65,341)	(14,486)

Net cash used in investing activities	(701,631)	(565,091)	(520,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(17,083)	(25,701)	(27,625)
Proceeds from excess tax benefits from share-based compensation	48,370	36,433	26,226
Proceeds from exercise of options	38,147	38,900	34,724
Contingent consideration payments for acquisition of businesses	(3,400)	(779)	—
Proceeds from sale of future receivables	—	—	1,516

Net cash provided by financing activities	66,034	48,853	34,841

Effect of exchange rate changes on cash and cash equivalents	1,257	(1,421)	2,399

Net increase (decrease) in cash and cash equivalents	73,974	28,635	(27,212)
Cash and cash equivalents at beginning of period	243,146	214,511	241,723

Cash and cash equivalents at end of period	$317,120	$243,146	$214,511

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,448	$5,786	$6,887
Income taxes, net of refund	158,871	115,867	121,737

Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired (assumed)	$(6,375)	$(8,464)	$1,069
Fair value of intangible assets acquired	18,559	32,264	5,076
Fair value of goodwill	35,281	50,751	11,290
Less: Fair value of contingent liability payable	(1,916)	(5,235)	(1,725)
Less: Fair value of working capital settlement payable	—	(939)	—

Cash paid for acquisitions	45,549	68,377	15,710
Cash acquired	(5,009)	(3,036)	(1,224)

Net cash used	$40,540	$65,341	$14,486
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011

	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Income (Loss)	Interest

Balance at January 2, 2010	163,550	$1,636	$528,733	$1,053,563	$(3,254)	$120

Exercise of stock options	2,929	29	34,695	—	—	—

Employee share-based compensation expense	—	—	23,723	—	—	—

Employee share-based compensation net excess tax benefit	—	—	29,837	—	—	—

Other comprehensive income (loss)	—	—	—	—	(937)	—

Net earnings	—	—	—	237,272	—	—

Balance at January 1, 2011	166,479	1,665	616,988	1,290,835	(4,191)	120

Exercise of stock options	3,087	31	38,869	—	—	—

Employee share-based compensation expense	—	—	27,919	—	—	—

Employee share-based compensation net excess tax benefit	—	—	39,714	—	—	—

Other comprehensive income (loss)	—	—	—	—	(7,776)	—

Net earnings	—	—	—	306,627	—	—

Balance at December 31, 2011	169,566	1,696	723,490	1,597,462	(11,967)	120

Exercise of stock options (including net-settled option exercises)	2,523	25	32,561	—	—	—

Employee share-based compensation expense	—	—	36,113	—	—	—

Employee share-based compensation net excess tax benefit	—	—	50,326	—	—	—

Other comprehensive income (loss)	—	—	—	—	6,712

Net earnings	—	—	—	397,232	—	—

Dissolution of underlying entity	—	—	—	—	—	(120)

Balance at December 29, 2012	172,089	$1,721	$842,490	$1,994,694	$(5,255)	$—

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 consisted of 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Nature of Operations

We design, develop, market, install, host and support health care information technology, health care devices, hardware and content solutions for health care organizations and consumers. We also provide a wide range of value-added services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, health care data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator services for employer-based health plans.

Summary of Significant Accounting Policies

(a) Revenue Recognition - We recognize software related revenue in accordance with the provisions of Accounting Standards Codification (ASC) 985-605, Software – Revenue Recognition and non-software related revenue in accordance with ASC 605, Revenue Recognition. In general, revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Our fee is fixed or determinable; and

•	Collection of the revenue is reasonably assured.

The following are our major components of revenue:

•
System sales – includes the licensing of computer software, software as a service, deployment period upgrades, installation, content subscriptions, transaction processing and the sale of computer hardware and sublicensed software;

•	Support, maintenance and service – includes software support and hardware maintenance, remote hosting and managed services, training, consulting and implementation services; and

•	Reimbursed travel – includes reimbursable out-of-pocket expenses (primarily travel) incurred in connection with our client service activities.

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

Allocation of Revenue to Multiple Element Arrangements

For multiple element arrangements that contain software and non-software elements, we allocate revenue to software and software-related elements as a group and any non-software element separately. After the arrangement consideration has been allocated to the non-software elements, revenue is recognized when the basic revenue recognition criteria are met for each element. For the group of software and software-related elements, revenue is recognized under the guidance applicable to software transactions.

Since we do not have vendor specific objective evidence (VSOE) of fair value on software licenses within our multiple element arrangements, we recognize revenue on our software and software-related elements using the residual method. Under the residual method, license revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, when software is installed and all other conditions to revenue recognition are met. We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and software as a service portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which we charge for these services when sold apart from a software license; and sublicensed software based on its price when sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement using VSOE, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE of fair value can be established.

We also enter into arrangements that include multiple non-software deliverables. For each element in a multiple element arrangement that does not contain software-related elements to be accounted for as a separate unit of accounting, the following must be met: the delivered products or services have value to the client on a stand-alone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. We allocate the arrangement consideration to each element based on the selling price hierarchy of VSOE of fair value, if it exists, or third-party evidence (TPE) of selling price. If neither VSOE nor TPE are available, we use estimated selling price. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described below.

For certain arrangements, revenue for software, implementation services and, in certain cases, support services for which VSOE of fair value cannot be established are accounted for as a single unit of accounting. The revenue recognized from single units of accounting are typically allocated and classified as system sales and support, maintenance and services. If available, the VSOE of fair value of the services provides the basis for support, maintenance and services allocation, and the remaining residual consideration provides the basis for system sales revenue allocations. In cases where VSOE cannot be established, revenue is classified based on the nature of related costs incurred. The following table details the classification allocations for arrangements accounted for as a single unit of accounting:

	For the Years Ended
(In millions)	2012	2011	2010

System sales	$17.7	$23.3	$17.5
Support, maintenance and services	140.7	97.5	88.1

Revenue Recognition Policies for Each Element

We provide project-related installation services when licensing our software solutions, which include project-scoping services, conducting pre-installation audits and creating initial environments. We have deemed installation services to be essential to the functionality of the software and, therefore, recognize the software license over the software installation period using the percentage-of-completion method. We measure the percentage-of-completion based on output measures that reflect direct labor hours incurred, beginning at software delivery and culminating at completion of installation. Installation generally occurs in the same period the contracts are executed but in the past has been extended over a longer period of time depending on client specific factors.

We provide implementation and consulting services. These services vary depending on the scope and complexity of the engagement. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Except for limited arrangements where our software requires significant modifications or customization, implementation and consulting services generally are not deemed to be essential to the functionality of the software and, thus, do not impact the timing of the software license recognition. However, if software license fees are tied to implementation milestones, then the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become due and payable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to three years for multi-phased projects.

Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with us to host the software in our data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to us to host the software. Additionally, these services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement and as such, we allocate a portion of the services fee to the software and recognize it once the client has the ability to take possession of the software. The remaining services fee in these arrangements, as well as the services fee for arrangements where the client does not have the contractual right or the ability to take possession of the software at any time, is generally recognized ratably over the hosting service period.

We also offer our solutions on a software as a service model, providing time-based licenses for our software solutions available within an environment that we manage from our data centers. The data centers provide system and administrative support as well as processing services. Revenue on these services is combined and recognized on a monthly basis over the term of the contract. We capitalize related pre-contract direct set-up costs consisting of third party costs and direct software installation and implementation costs associated with the initial set up of a software as a service client. These costs are amortized over the term of the arrangement.

Software support fees are marketed under annual and multi-year arrangements and are recognized as revenue ratably over the contractual support term. Hardware and sublicensed software maintenance revenues are recognized ratably over the contractual maintenance term.

Subscription and content fees are generally marketed under annual and multi-year agreements and are recognized ratably over the contractual terms.

Hardware and sublicensed software sales are generally recognized when title and risk of loss have transferred to the client.

The sale of equipment under sales-type leases is recorded as system sales revenue at the inception of the lease. Sales-type leases also produce financing income, which is included in system sales revenue and is recognized at consistent rates of return over the lease term.

Where we have contractually agreed to develop new or customized software code for a client as a single element arrangement, we utilize percentage-of-completion accounting, labor-hours method.

Revenue generally is recognized net of any taxes collected from clients and subsequently remitted to governmental authorities.

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

Some of these payment streams have been assigned on a non-recourse basis to third party financing institutions. We account for the assignment of these receivables as sales of financial assets. Provided all revenue recognition criteria have been met, we recognize revenue for these arrangements under our normal revenue recognition criteria, and if appropriate, net of any payment discounts from financing transactions.

(b) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.

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

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income for our investments. Interest income is recognized when earned.

Refer to Note (3) and Note (4) for further description of these assets and their fair value.

(d) Concentrations - Substantially all of our cash and cash equivalents are held at four major financial institutions. The majority of our cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of the end of 2012, we had significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

(e) Inventory - Inventory consists primarily of computer hardware and sublicensed software, held for resale. Inventory is recorded at the lower of cost (first-in, first-out) or market.

(f) Property and Equipment - We account for property and equipment in accordance with ASC 360, Property, Plant, and Equipment. Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of one to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of one to 15 years.

(g) Software Development Costs - Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized software development costs over five years.

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2012, 2011 or 2010. Refer to Note (7) for more information of Goodwill and other intangible assets.

(i) Contingencies - We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. We currently have no material pending litigation.

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

(j) Derivative Instruments and Hedging Activities - We account for our hedging activities in accordance with ASC 815, Derivatives and Hedging. Historically, our use of hedging instruments has primarily been to hedge foreign currency denominated assets and liabilities. We record all hedging instruments on our consolidated balance sheets at fair value. For hedging instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the hedging instrument is reported in the foreign currency translation component of other comprehensive income (loss). Any ineffective portion of the gain or loss on the hedging instrument is recorded in the results of operations immediately. Refer to Note (10) for more information on our hedging activities.

(k) Income Taxes - Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (12) for additional information regarding income taxes.

(l) Earnings per Common Share - Basic earnings per share (EPS) excludes dilution and is computed, in accordance with ASC 260, Earnings Per Share, by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Refer to Note (13) for additional details of our earnings per share computations.

(m) Accounting for Share-based Payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (14) for a detailed discussion of share-based payments.

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

(p) Recently Adopted Accounting Pronouncements
Comprehensive Income. On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. These consolidated financial statements include separate consolidated statements of comprehensive income.
Goodwill Impairment. On January 1, 2012, we adopted FASB ASU 2011-08, Testing for Goodwill Impairment. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is necessary to perform the two-step goodwill impairment test, as currently prescribed by FASB Accounting Standards Codification Topic 350. Otherwise, the two-step goodwill impairment test is not required. The adoption of this standard did not have a material effect on our consolidated financial statements.

(2) Business Acquisitions

Anasazi Software, Inc.

On November 26, 2012, we completed the purchase of 100% of the outstanding stock of Anasazi Software, Inc. (Anasazi). Anasazi is a provider of behavioral health technology solutions. We believe the combination of Cerner Millennium, including in-patient behavioral health, and Anasazi's community behavioral health solutions will create a more comprehensive offering in the market.

Consideration for the acquisition of Anasazi is expected to total $47.5 million consisting of up-front cash plus contingent consideration, which is payable if we achieve certain revenue milestones during 2013 from Anasazi solutions and services. We valued the contingent consideration at $1.9 million based on a probability-weighted assessment of potential contingent consideration payment scenarios.

The acquisition of Anasazi is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of intangible assets and liabilities is finalized and additional information becomes available; however, we do not expect material changes. The following is a summary of the preliminary allocation of purchase price:

(In thousands)	Allocation Amount

Tangible assets and liabilities
Current assets	$6,026
Property and equipment	798
Current liabilities	(6,605)
Deferred income taxes, net	(6,594)
Total net tangible liabilities	(6,375)

Intangible assets
Customer relationships	12,829
Existing technologies	5,218
Trade names	512
Total intangible assets	18,559

Goodwill	35,281

Total purchase price	$47,465

The fair values of the acquired intangible assets were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, and client attrition rates, among others. See Note (4) for further information about the fair value level hierarchy.

The goodwill of $35.3 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and Anasazi. All of the goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of 12 years. The operating results of Anasazi were combined with our operating results subsequent to the purchase date of November 26, 2012. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

Clairvia, Inc.

On October 17, 2011, we purchased the net assets of Clairvia, Inc. Clairvia is a developer of health care workforce management solutions, including Care Value Management™ and Physician Scheduler™. The Care Value Management suite was integrated into our broader cloud-based and interoperability platforms, Cerner Healthe Intent and CareAware, which allows us to offer a comprehensive suite of resource management solutions.

Consideration for the acquisition of Clairvia was $38.3 million, which was paid in cash. The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $24.6 million and $14.1 million in intangible assets, of which $6.8 million and $6.1 million was related to the value of established customer relationships and existing technologies, respectively. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years.

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

Consideration for the acquisition of Resource Systems was $36.3 million consisting of up-front cash plus additional contingent consideration, which was payable upon the achievement of certain revenue and bookings milestones. During 2012, we paid $3.4 million to satisfy all contingent consideration obligations.

The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $26.1 million and $18.2 million in intangible assets, of which $11.2 million and $6.4 million was related to the value of established customer relationships and existing technologies, respectively. The goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over five years.

The operating results of Resource Systems were combined with our operating results subsequent to the purchase date of May 23, 2011. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.

IMC Health Care, Inc.

On January 4, 2010, we completed the purchase of 100% of the outstanding common shares of IMC Health Care, Inc. (IMC), a provider of employer sponsored on-site health centers. The acquisition of IMC expanded our employer health initiatives, such as on-site employer health centers, occupational health services and wellness programs. Consideration for this transaction was $16.6 million, which was paid in cash.

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

(3) Investments

Available-for-sale investments at the end of 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,267	$—	$—	$68,267
Time deposits	24,068	—	—	24,068
Total cash equivalents	92,335	—	—	92,335

Short-term investments:
Time deposits	90,535	17	(2)	90,550
Commercial paper	86,500	15	(57)	86,458
Government and corporate bonds	542,236	497	(76)	542,657
Total short-term investments	719,271	529	(135)	719,665

Long-term investments:
Time deposits	6,190	10	(3)	6,197
Government and corporate bonds	496,845	324	(399)	496,770
Total long-term investments	503,035	334	(402)	502,967

Total available-for-sale investments	$1,314,641	$863	$(537)	$1,314,967

At December 29, 2012, we also held $6.5 million of investments reported under the cost-method of accounting.

At December 31, 2011, we held cash equivalents, short-term investments and long-term investments of $131.3 million, $531.6 million and $359.3 million, respectively. Investments at December 31, 2011 were classified as held-to-maturity and stated at amortized cost, which approximated fair value.

We sold available-for-sale investments for proceeds of $28.6 million in 2012, resulting in an insignificant gain.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2012:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$68,267	$—	$—
Time deposits	Cash equivalents	—	24,068	—
Time deposits	Short-term investments	—	90,550	—
Commercial paper	Short-term investments	—	86,458	—
Government and corporate bonds	Short-term investments	—	542,657	—
Time deposits	Long-term investments	—	6,197	—
Government and corporate bonds	Long-term investments	—	496,770	—

The following table details our financial assets measured, but not recorded, at fair value on a recurring basis at the end of 2011:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$123,919	$—	$—
Time deposits	Cash equivalents	—	7,358	—
Time deposits	Short-term investments	—	67,632	—
Commercial paper	Short-term investments	—	23,250	—
Government and corporate bonds	Short-term investments	—	440,753	—
Time deposits	Long-term investments	—	19,579	—
Government and corporate bonds	Long-term investments	—	337,245	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at the end of 2012 and 2011 was approximately $59.0 million and $72.6 million, respectively. The carrying amount of such fixed-rate debt at the end of 2012 and 2011 was $54.8 million and $67.5 million, respectively.

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

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2012, 2011, and 2010 totaled $13.5 million, $11.4 million and $9.9 million, respectively.

A summary of net receivables is as follows:

(In thousands)	2012	2011

Gross accounts receivable	$563,141	$496,706
Less: Allowance for doubtful accounts	33,230	24,270

Accounts receivable, net of allowance	529,911	472,436

Contracts receivable	18,245	81,776
Current portion of lease receivables	29,692	8,997

Total receivables, net	$577,848	$563,209

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain medical devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2012	2011

Minimum lease payments receivable	$152,112	$60,695
Less: Unearned income	8,206	5,347

Total lease receivables	143,906	55,348

Less: Long-term receivables included in other assets	114,214	46,351

Current portion of lease receivables	$29,692	$8,997

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(In thousands)

2013	$33,145
2014	36,840
2015	36,782
2016	32,477
2017	12,868

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of December 29, 2012, it remains unlikely that the matter will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at the end of 2012 and 2011. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During 2012 and 2011, we received total client cash collections of $2.7 billion and $2.2 billion, respectively, of which $69.1 million and $68.2 million were received from third party arrangements with non-recourse payment assignments.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2012	2011

Computer and communications equipment	1	—	5	$817,186	$741,547
Land, buildings and improvements	12	—	50	281,798	207,069
Leasehold improvements	1	—	15	146,004	163,794
Furniture and fixtures	5	—	12	63,848	61,499
Capital lease equipment	3	—	5	3,194	5,914
Other equipment	3	—	20	575	383

				1,312,605	1,180,206

Less accumulated depreciation and leasehold amortization				742,897	691,210

Total property and equipment, net				$569,708	$488,996

Depreciation and leasehold amortization expense for 2012, 2011 and 2010 was $120.1 million, $117.9 million and $111.4 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	2012	2011

Beginning Balance	$211,826	$161,374
Goodwill recorded in connection with business acquisitions	35,281	51,100
Foreign currency translation adjustment and other	509	(648)

Ending Balance	$247,616	$211,826

Our intangible assets subject to amortization are amortized on a straight-line basis, and are summarized as follows:

	2012		2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Purchased software	$153,330	$67,178	$94,963	$55,305
Customer lists	90,376	62,403	77,513	58,259
Patents	10,877	4,562	10,298	2,997
Other	16,419	4,814	11,460	2,307

Total	$271,002	$138,957	$194,234	$118,868

Intangible assets, net		$132,045		$75,366

Amortization expense for 2012, 2011 and 2010 was $20.3 million, $14.7 million and $12.0 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2013	$29,015
2014	27,315
2015	24,850
2016	20,286
2017	13,555

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2012	2011	2010

Software development costs	$319,828	$290,645	$284,836
Capitalized software development costs	(100,189)	(82,942)	(80,979)
Amortization of capitalized software development costs	81,731	79,098	68,994

Total software development expense	$301,370	$286,801	$272,851

Accumulated amortization as of the end of 2012 and 2011 was $703.1 million and $621.9 million, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2012	2011

Note agreement, 5.54%	$45,045	$57,683
Senior Notes, Series B, 6.42%	9,750	9,750
Capital lease obligations	141,344	58,995
Other obligations	—	115

Total debt and capital lease obligations	196,139	126,543
Less: current portion	(59,582)	(39,722)

Long-term debt and capital lease obligations	$136,557	$86,821

In November 2005, we completed a £65.0 million unsecured private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2012.

In December 2002, we completed a $60.0 million unsecured private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full in 2008. The Series B Senior Notes, with a $39.0 million principal amount at 6.42%, are payable in four equal annual installments, which commenced December 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2012. On December 31, 2012, we made the final installment payment, repaying the Series B Senior Notes in full.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness at the end of 2012 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Principal Amount of Indebtedness	Total

2013	$38,717	$3,900	$34,817	$24,765	$59,582
2014	35,715	2,855	32,860	15,015	47,875
2015	33,792	1,767	32,025	15,015	47,040
2016	30,803	589	30,214	—	30,214
2017	11,522	94	11,428	—	11,428

Total	$150,549	$9,205	$141,344	$54,795	$196,139

We maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2012, we were in compliance with all debt covenants. As of the end of 2012, we had no outstanding borrowings under this agreement; however, we had $14.3 million of outstanding letters of credit, which reduced our available borrowing capacity to $85.7 million.

(10) Hedging Activities

We designated all of our Great Britain Pound (GBP) denominated long-term debt as a net investment hedge of our U.K. operations. The objective of the hedge is to reduce our foreign currency exposure in our U.K. subsidiary investment. Changes in the exchange rate between the United States Dollar (USD) and GBP, related to the notional amount of the hedge, are recognized as a component of other comprehensive income (loss), to the extent the hedge is effective. The following tables represent the fair value of our net investment hedge included within the consolidated balance sheets and the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		2012
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Loss

Net investment hedge	Short-term liabilities	$15,015	$451
Net investment hedge	Long-term liabilities	30,030	981

Total net investment hedge		$45,045	$1,432

(In thousands)		2011
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Loss

Net investment hedge	Short-term liabilities	$14,421	$133
Net investment hedge	Long-term liabilities	43,262	1,381

Total net investment hedge		$57,683	$1,514

(11) Other Income

A summary of other income is as follows:

	For the Years Ended
(In thousands)	2012	2011	2010

Interest income	$16,543	$15,191	$10,347
Interest expense	(5,068)	(5,341)	(6,908)
Other	4,571	46	(560)

Other income, net	$16,046	$9,896	$2,879

Other income in 2012 includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

(12) Income Taxes

Income tax expense (benefit) for 2012, 2011 and 2010 consists of the following:

	For the Years Ended
(In thousands)	2012	2011	2010

Current:
Federal	$164,690	$162,288	$85,106
State	13,302	19,061	10,355
Foreign	4,142	3,831	(883)
Total current expense	182,134	185,180	94,578
Deferred:
Federal	9,035	(15,927)	22,297
State	4,453	(5,410)	4,038
Foreign	(5,146)	(776)	4,027
Total deferred expense (benefit)	8,342	(22,113)	30,362

Total income tax expense	$190,476	$163,067	$124,940

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2012 and 2011 relate to the following:

(In thousands)	2012	2011

Deferred tax assets:
Accrued expenses	$20,346	$18,597
Separate return net operating losses	21,412	16,757
Share based compensation	35,323	26,462
Contract and service revenues and costs	17,339	25,022
Other	6,890	5,410
Total deferred tax assets	101,310	92,248

Deferred tax liabilities:
Software development costs	(101,393)	(91,267)
Depreciation and amortization	(96,695)	(85,746)
Other	(5,537)	(4,029)
Total deferred tax liabilities	(203,625)	(181,042)

Net deferred tax liability	$(102,315)	$(88,794)

At the end of 2012, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $7.4 million that are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from non-U.S. jurisdictions of $0.9 million that are available to offset future taxable income, if any, through 2024 and $59.8 million that are available to offset future taxable income, if any, with no expiration. In addition, we had a deferred tax asset for state net operating loss carryforwards of $0.9 million which are available to offset future taxable income, if any, through 2032. We expect to fully realize all these net operating loss carry-forwards in future periods.

At the end of 2012, we had not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $82 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2012, 2011, and 2010 were 32%, 35%, and 34%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2012	2011	2010

Tax expense at statutory rates	$205,698	$164,393	$126,744
State income tax, net of federal benefit	13,856	11,439	10,151
Tax credits	(1,510)	(5,520)	(10,568)
Unrecognized tax benefit (including interest)	(12,832)	102	7,501
Permanent differences	(19,900)	(2,472)	(4,629)
Other, net	5,164	(4,875)	(4,259)

Total income tax expense	$190,476	$163,067	$124,940

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2012	2011	2010

Unrecognized tax benefit - beginning balance	$14,640	$14,100	$6,599
Gross increases (decreases) - tax positions in prior periods	(12,464)	540	—
Gross increases - current-period tax positions	—	—	7,501

Unrecognized tax benefit - ending balance	$2,176	$14,640	$14,100

All of the unrecognized tax benefit will favorably impact our effective tax rate if recognized. We do not expect to recognize any material portion of our unrecognized tax benefits in the next 12 months. Our federal returns have been examined by the Internal Revenue Service through 2009. We have various state and foreign returns under examination.

The 2012 beginning and ending amounts of accrued interest related to unrecognized tax benefits were $0.9 million and $0.1 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations. No accrual for tax penalties was recorded at the end of the year.

(13) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2012			2011			2010
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$397,232	170,931	$2.32	$306,627	168,634	$1.82	$237,272	164,916	$1.44
Effect of dilutive securities:
Stock options and non-vested shares	—	4,766		—	5,233		—	5,931
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$397,232	175,697	$2.26	$306,627	173,867	$1.76	$237,272	170,847	$1.39

Options to purchase 2.3 million, 2.1 million and 1.2 million shares of common stock at per share prices ranging from $55.24 to $85.96, $39.36 to $68.45 and $29.11 to $45.96, were outstanding at the end of 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2012, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2012, 7.7 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

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

•	The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

	2012	2011	2010

Expected volatility (%)	34.8%	36.5%	40.9%
Expected term (yrs)	9.1	8.6	9.5
Risk-free rate (%)	2.1%	2.2%	2.9%

Stock option activity for 2012 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	12,909	$23.78
Granted	1,931	81.00
Exercised	(2,521)	15.87
Forfeited and expired	(283)	51.27
Outstanding at end of year	12,036	33.97	$516,168	6.35

Exercisable at end of year	7,265	$17.72	$423,982	5.13

	For the Years Ended
(In thousands, except for grant date fair values)	2012	2011	2010

Weighted-average grant date fair values	$37.04	$28.89	$22.42

Total intrinsic value of options exercised	$152,117	$117,601	$88,876

Cash received from exercise of stock options	38,147	38,900	34,724

Tax benefit realized upon exercise of stock options	55,952	44,908	33,802
As of the end of 2012, there was $99.3 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.20 years.
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

Non-vested share activity for 2012 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	254	$47.75
Granted	99	76.55
Vested	(52)	50.24
Forfeited	—	—

Outstanding at end of year	301	$56.82

	For the Years Ended
(In thousands, except for grant date fair values)	2012	2011	2010

Weighted average grant date fair values for shares granted during the year	$76.55	$54.07	$41.09

Total fair value of shares vested during the year	$2,612	$2,527	$1,147
As of the end of 2012, there was $8.5 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.31 years.

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

Share Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2012	2011	2010

Stock option and non-vested share compensation expense	$36,113	$27,919	$23,723
Associate stock purchase plan expense	2,859	2,180	1,692
Amounts capitalized in software development costs, net of amortization	(860)	(620)	(512)

Amounts charged against earnings, before income tax benefit	$38,112	$29,479	$24,903

Amount of related income tax benefit recognized in earnings	$14,578	$11,256	$9,329

Preferred Stock

As of the end of 2012 and 2011, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

(15) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. We have a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. Our first tier discretionary match expenses for the Plan amounted to $12.3 million, $10.5 million and $8.9 million for 2012, 2011 and 2010, respectively.

We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2012, 2011 and 2010 we expensed $11.9 million, $10.5 million and $8.9 million for the second tier discretionary distributions, respectively.

(16) Related Party Transactions

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

The total construction and development cost of the office complex has been estimated to be approximately $170.0 million. The Company currently believes it will receive incentives totaling approximately $82.0 million from the Developer, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) and the Kansas Department of Commerce. Incentives from the Kansas Department of Commerce will include cash grants, tax exemptions and tax credits. The value of some of these incentives may ultimately increase or decrease depending upon the final capital invested and the number of new jobs created. We currently expect our net investment in the Village West office complex, after applying expected government incentives and payments from the Developer, to be approximately $88.0 million.

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

Pursuant to the Workforce Agreement, as amended, we agreed to establish positions for 4,500 employees with an average annual wage of at least $31.00 per hour. In consideration of this commitment, we have elected to receive up to $48.5 million from the Kansas Department of Commerce for project investment costs and employee training (the “IMPACT Award”). We can specify the date when the IMPACT Award will be distributed by the Kansas Department of Commerce, which must be by December 31, 2014. The State of Kansas has issued bonds in order to fund these incentives to us and has incurred costs of issuance and debt service obligations. We may be obligated to repay the Kansas Department of Commerce under the following circumstances:

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

The MPI Repayment Amount is not due until 10 years after we first receive the IMPACT Award. Our total repayment obligations under the Workforce Agreement will not exceed the Withholding Tax Repayment Amount.

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

We entered into a Construction Coordinator Agreement dated January 20, 2012, as amended by Amendment No. 1 to the Construction Coordinator Agreement dated May 31, 2012, with GRAND Construction, LLC (“Coordinator”), a limited liability company owned in part by an entity controlled by Messrs. Patterson and Illig, to coordinate, supervise, schedule and assist with managing the development, design and construction of the Cerner Phase 1 and 2 Buildings and site at the Village West development. Under the agreement, we will pay Coordinator 2% of the total cost of the project (as specified in the agreement). We paid Coordinator $1.4 million in 2012. Based on management’s projected scope of services, it is anticipated that the total fees will be approximately $3.2 million, and paid over two years through April 2014. The independent members of the Company’s Board of Directors, acting as a committee, reviewed and unanimously approved the Construction Coordinator Agreement dated January 20, 2012.

Additionally, in June 2012, the Company entered into an agreement with Coordinator for a separate project to make improvements to a parking facility for future use by one of our office campuses. That project is complete, and we paid Coordinator $0.3 million.

(17) Commitments

Leases

We are committed under operating leases primarily for office and data center space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2012, 2011 and 2010 was $18.1 million, $17.6 million and $20.5 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2013	$24,943
2014	22,843
2015	16,803
2016	12,210
2017	11,911
2018 and thereafter	40,133

$128,843

Purchase Obligations
We have purchase commitments with various vendors through 2019. These commitments represent non-cancellable commitments primarily to provide ongoing support, maintenance and service to our clients. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2013	$39,654
2014	33,052
2015	12,721
2016	2,594
2017	2,184
2018 and thereafter	4,000

$94,205

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of our operating segments and other expense for 2012, 2011 and 2010:

(In thousands)	Domestic	Global	Other	Total

2012
Revenues	$2,341,304	$324,132	$—	$2,665,436

Cost of revenues	548,813	59,384	—	608,197
Operating expenses	506,249	131,580	847,748	1,485,577
Total costs and expenses	1,055,062	190,964	847,748	2,093,774

Operating earnings (loss)	$1,286,242	$133,168	$(847,748)	$571,662

(In thousands)	Domestic	Global	Other	Total

2011
Revenues	$1,894,454	$308,699	$—	$2,203,153

Cost of revenues	387,466	54,206	—	441,672
Operating expenses	439,465	126,997	735,221	1,301,683
Total costs and expenses	826,931	181,203	735,221	1,743,355

Operating earnings (loss)	$1,067,523	$127,496	$(735,221)	$459,798

(In thousands)	Domestic	Global	Other	Total

2010
Revenues	$1,562,563	$287,659	$—	$1,850,222

Cost of revenues	272,385	47,971	—	320,356
Operating expenses	417,181	124,546	628,806	1,170,533
Total costs and expenses	689,566	172,517	628,806	1,490,889

Operating earnings (loss)	$872,997	$115,142	$(628,806)	$359,333

(19) Quarterly Results (unaudited)

Selected quarterly financial data for 2012 and 2011 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2012 quarterly results:

First Quarter	$641,212	$130,063	$88,708	$0.52	$0.51

Second Quarter	637,358	138,897	97,829	0.57	0.56

Third Quarter	676,482	151,047	98,887	0.58	0.56

Fourth Quarter	710,384	167,701	111,808	0.65	0.63

Total	$2,665,436	$587,708	$397,232

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2011 quarterly results:

First Quarter	$491,664	$95,710	$64,556	$0.38	$0.37

Second Quarter	524,223	110,853	72,044	0.43	0.42

Third Quarter	571,640	123,167	78,835	0.47	0.45

Fourth Quarter	615,626	139,964	91,192	0.54	0.52

Total	$2,203,153	$469,694	$306,627

Schedule II
CERNER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisitions and Consolidation of Variable Interest Entity	Deductions	Balance at End of Period
Description

2010

Doubtful Accounts and Sale Allowances	$16,895	9,856	—	(11,201)	$15,550

2011

Doubtful Accounts and Sale Allowances	$15,550	11,365	31	(2,676)	$24,270

2012

Doubtful Accounts and Sale Allowances	$24,270	13,483	8	(4,531)	$33,230

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

Under date of February 8, 2013, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries (collectively, the Corporation) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012, which are included in the Corporation’s 2012 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule noted as Schedule II under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Kansas City, Missouri
February 8, 2013