Form 10-Q
period 2013-03-30
CERNER CORP /MO/
filed 2013-04-26
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2013
OR
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
(816) 201-1024
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, $0.01 par value per share	171,879,430 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 30, 2013 (unaudited) and December 29, 2012

(In thousands, except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$281,458	$317,120
Short-term investments	723,693	719,665
Receivables, net	512,078	577,848
Inventory	22,106	23,681
Prepaid expenses and other	149,406	113,572
Deferred income taxes, net	38,819	38,620
Total current assets	1,727,560	1,790,506

Property and equipment, net	606,449	569,708
Software development costs, net	279,516	267,307
Goodwill	306,155	247,616
Intangible assets, net	151,193	132,045
Long-term investments	515,858	509,467
Other assets	178,418	187,819

Total assets	$3,765,149	$3,704,468

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$148,877	$141,212
Current installments of long-term debt and capital lease obligations	46,905	59,582
Deferred revenue	193,969	189,652
Accrued payroll and tax withholdings	106,924	125,253
Other accrued expenses	75,748	64,413
Total current liabilities	572,423	580,112

Long-term debt and capital lease obligations	135,470	136,557
Deferred income taxes and other liabilities	148,686	143,212
Deferred revenue	9,330	10,937
Total liabilities	865,909	870,818

Shareholders’ Equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 172,552,405 shares issued at March 30, 2013 and 172,089,351 shares issued at December 29, 2012	1,726	1,721
Additional paid-in capital	870,308	842,490
Retained earnings	2,104,734	1,994,694
Treasury stock, 722,439 shares at March 30, 2013	(63,241)	—
Accumulated other comprehensive loss, net	(14,287)	(5,255)
Total shareholders’ equity	2,899,240	2,833,650

Total liabilities and shareholders’ equity	$3,765,149	$3,704,468

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 30, 2013 and March 31, 2012
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2013	2012

Revenues:
System sales	$198,902	$225,820
Support, maintenance and services	466,556	403,904
Reimbursed travel	14,571	11,488

Total revenues	680,029	641,212
Costs and expenses:
Cost of system sales	81,483	116,955
Cost of support, maintenance and services	31,175	29,565
Cost of reimbursed travel	14,571	11,488
Sales and client service	267,356	245,074
Software development (Includes amortization of $22,016 and $19,389, respectively)	81,063	71,145
General and administrative	47,812	39,546

Total costs and expenses	523,460	513,773

Operating earnings	156,569	127,439

Other income, net	3,044	2,624

Earnings before income taxes	159,613	130,063
Income taxes	(49,573)	(41,355)

Net earnings	$110,040	$88,708

Basic earnings per share	$0.64	$0.52
Diluted earnings per share	$0.62	$0.51
Basic weighted average shares outstanding	172,032	169,968
Diluted weighted average shares outstanding	176,413	175,027
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 30, 2013 and March 31, 2012
(unaudited)

	Three Months Ended
(In thousands)	2013	2012

Net earnings	$110,040	$88,708
Foreign currency translation adjustment and other (net of taxes (benefit) of $1,846 and $(731), respectively)	(9,208)	7,968
Unrealized holding gain on available-for-sale investments (net of taxes of $115 and $0, respectively)	176	—

Comprehensive income	$101,008	$96,676

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 30, 2013 and March 31, 2012
(unaudited)

	Three Months Ended
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$110,040	$88,708
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,341	52,789
Share-based compensation expense	10,594	8,331
Provision for deferred income taxes	1,427	(5,310)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	71,944	6,979
Inventory	2,105	9,263
Prepaid expenses and other	(29,504)	(823)
Accounts payable	(11,183)	20,487
Accrued income taxes	4,922	(30,189)
Deferred revenue	2,960	9,762
Other accrued liabilities	(8,998)	2,711

Net cash provided by operating activities	213,648	162,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(49,451)	(26,363)
Capitalized software development costs	(34,334)	(23,080)
Purchases of investments	(312,845)	(365,733)
Sales and maturities of investments	296,239	265,632
Purchase of other intangibles	(23,307)	(2,899)
Acquisition of businesses, net of cash acquired	(67,802)	—

Net cash used in investing activities	(191,500)	(152,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(9,750)	(970)
Proceeds from excess tax benefits from share-based compensation	8,973	16,299
Proceeds from exercise of options	7,912	10,982
Treasury stock purchases	(63,241)	—
Contingent consideration payments for acquisition of businesses	(800)	—
Other	475	—

Net cash provided by (used in) financing activities	(56,431)	26,311

Effect of exchange rate changes on cash and cash equivalents	(1,379)	1,476

Net increase (decrease) in cash and cash equivalents	(35,662)	38,052
Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$281,458	$281,198

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$2,381	$—
Fair value of intangible assets acquired	25,489	—
Fair value of goodwill	59,567	—
Less: Fair value of contingent liability payable	(18,982)	—

Cash paid for acquisitions	68,455	—
Cash acquired	(653)	—

Net cash used	$67,802	$—
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

Our first fiscal quarter ends on the Saturday closest to March 31. The 2013 and 2012 first quarters ended on March 30, 2013 and March 31, 2012, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Recently Adopted Accounting Pronouncements

Comprehensive Income. In the first quarter of 2013, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to disclose, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI into net income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity would instead cross reference to the related footnote for additional information. The adoption of this standard did not impact disclosures in these condensed consolidated financial statements, as AOCI reclassification amounts are not material to the Company.

(2) Business Acquisitions

PureWellness

On March 4, 2013, we purchased the net assets of Kaufman & Keen, LLC (doing business as PureWellness). PureWellness is a health and wellness company that develops solutions for the administration and management of wellness programs, and to enable plan member engagement strategies. Our acquisition of PureWellness will further expand what we believe to be a robust offering of solutions to manage and improve the health of populations.

Consideration for the acquisition of PureWellness is expected to total $69.1 million consisting of up-front cash plus contingent consideration, which is payable if we achieve certain revenue milestones from PureWellness solutions and services during the period commencing on August 1, 2013 and ending April 30, 2015. We valued the contingent consideration at $19.0 million based on a probability-weighted assessment of potential contingent consideration payment scenarios.

The acquisition of PureWellness is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of intangible assets is finalized and additional information becomes available; however, we do not expect material changes. The following is a summary of the preliminary allocation of purchase price:

(In thousands)	Allocation Amount

Tangible assets and liabilities
Current assets	$1,337
Property and equipment	231
Current liabilities	(1,301)
Total net tangible assets	267

Intangible assets
Customer relationships	10,464
Existing technologies	9,805
Total intangible assets	20,269

Goodwill	48,581

Total purchase price	$69,117

The fair values of the acquired intangible assets were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the market place (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, and client attrition rates, among others. See Note (3) for further information about the fair value level hierarchy.

The goodwill of $48.6 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and PureWellness. All of the goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years. The operating results of PureWellness were combined with our operating results subsequent to the purchase date of March 4, 2013. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

Labotix

On March 18, 2013, we purchased 100% of the outstanding stock of Labotix Corporation (Labotix). Labotix is a developer of laboratory automation solutions for clinical laboratories. We believe the combination of Cerner Millennium, Cerner Copath, and Labotix allows us to offer a comprehensive set of capabilities to support high volume laboratory testing.

Consideration for the acquisition of Labotix was $18.0 million, which was paid in cash. The preliminary allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $10.7 million and $5.2 million in intangible assets related to the value of existing technologies. The allocation of purchase price is subject to changes as a working capital adjustment is finalized and additional information becomes available; however, we do not expect material changes. The goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

The operating results of Labotix were combined with our operating results subsequent to the purchase date of March 18, 2013. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at March 30, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$52,684	$—	$—
Time deposits	Cash equivalents	—	20,424	—
Time deposits	Short-term investments	—	60,625	—
Commercial paper	Short-term investments	—	81,510	—
Government and corporate bonds	Short-term investments	—	581,558	—
Time deposits	Long-term investments	—	5,715	—
Government and corporate bonds	Long-term investments	—	502,981	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2012:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$68,267	$—	$—
Time deposits	Cash equivalents	—	24,068	—
Time deposits	Short-term investments	—	90,550	—
Commercial paper	Short-term investments	—	86,458	—
Government and corporate bonds	Short-term investments	—	542,657	—
Time deposits	Long-term investments	—	6,197	—
Government and corporate bonds	Long-term investments	—	496,770	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at March 30, 2013 and December 29, 2012 was approximately $46.3 million and $59.0 million, respectively. The carrying amount of such fixed-rate debt at March 30, 2013 and December 29, 2012 was $42.4 million and $54.8 million, respectively.

(4) Investments

Available-for-sale investments at March 30, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$52,684	$—	$—	$52,684
Time deposits	20,424	—	—	20,424
Total cash equivalents	73,108	—	—	73,108

Short-term investments:
Time deposits	60,625	1	(1)	60,625
Commercial paper	81,500	17	(7)	81,510
Government and corporate bonds	580,980	625	(47)	581,558
Total short-term investments	723,105	643	(55)	723,693

Long-term investments:
Time deposits	5,700	18	(3)	5,715
Government and corporate bonds	502,967	318	(304)	502,981
Total long-term investments	508,667	336	(307)	508,696

Total available-for-sale investments	$1,304,880	$979	$(362)	$1,305,497

Available-for-sale investments at December 29, 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,267	$—	$—	$68,267
Time deposits	24,068	—	—	24,068
Total cash equivalents	92,335	—	—	92,335

Short-term investments:
Time deposits	90,535	17	(2)	90,550
Commercial paper	86,500	15	(57)	86,458
Government and corporate bonds	542,236	497	(76)	542,657
Total short-term investments	719,271	529	(135)	719,665

Long-term investments:
Time deposits	6,190	10	(3)	6,197
Government and corporate bonds	496,845	324	(399)	496,770
Total long-term investments	503,035	334	(402)	502,967

Total available-for-sale investments	$1,314,641	$863	$(537)	$1,314,967

Investments reported under the cost method of accounting as of March 30, 2013 and December 29, 2012 were $7.2 million and $6.5 million, respectively.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	March 30, 2013	December 29, 2012

Gross accounts receivable	$512,842	$581,386
Less: Allowance for doubtful accounts	31,817	33,230

Accounts receivable, net of allowance	481,025	548,156

Current portion of lease receivables	31,053	29,692

Total receivables, net	$512,078	$577,848

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of March 30, 2013, it remains unlikely that the matter will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at March 30, 2013 and December 29, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first three months of 2013 and 2012, we received total client cash collections of $784.0 million and $683.2 million, respectively, of which $14.6 million and $16.7 million were received from third party arrangements with non-recourse payment assignments.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 31.1% and 31.8% for the first three months of 2013 and 2012, respectively.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstates the research and development tax credit retroactively from January 1, 2012 to December 31, 2013. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item. Absent discrete items, our effective tax rate for the first quarter of 2013 would be approximately 34%. Research and development tax credits generated in 2013 are being recognized pro-rata as a component of the overall 2013 effective tax rate.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$110,040	172,032	$0.64	$88,708	169,968	$0.52
Effect of dilutive securities:
Stock options and non-vested shares	—	4,381		—	5,059
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$110,040	176,413	$0.62	$88,708	175,027	$0.51

For the three months ended March 30, 2013 and March 31, 2012 options to purchase 2.0 million and 1.5 million, respectively, shares of common stock at per share prices ranging from $60.84 to $94.74 and $49.06 to $76.86, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the three months ended March 30, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	12,036	$33.97
Granted	313	89.16
Exercised	(419)	19.25
Forfeited and expired	(13)	67.73
Outstanding as of March 30, 2013	11,917	35.90	$701,195	6.29

Exercisable as of March 30, 2013	7,135	$18.25	$545,759	5.03

The weighted-average assumptions used to estimate the fair value of stock options granted in 2013 were as follows:

Expected volatility (%)	33.3%
Expected term (yrs)	9.1
Risk-free rate (%)	2.0%
Fair value per option	$39.11
As of March 30, 2013, there was $101.2 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.16 years.

Non-vested Shares

Non-vested share activity for the three months ended March 30, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	301	$56.82
Granted	44	89.58
Vested	—	—
Forfeited	—	—

Outstanding as of March 30, 2013	345	$61.01
As of March 30, 2013, there was $10.6 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.29 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2013	2012

Stock option and non-vested share compensation expense	$10,594	$8,331
Associate stock purchase plan expense	831	732
Amounts capitalized in software development costs, net of amortization	(199)	(114)

Amounts charged against earnings, before income tax benefit	$11,226	$8,949

Amount of related income tax benefit recognized in earnings	$4,356	$3,423

Treasury Stock

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

For the three months ended March 30, 2013, we repurchased 0.7 million shares for total consideration of $63.2 million. These shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired.

(9) Hedging Activities

The following table represents the fair value of our net investment hedge included within the Condensed Consolidated Balance Sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	March 30, 2013	December 29, 2012

Net investment hedge	Short-term liabilities	$14,120	$15,015
Net investment hedge	Long-term liabilities	28,240	30,030

Total net investment hedge		$42,360	$45,045

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended
Derivatives Designated	Balance Sheet Classification	2013	2012

Net investment hedge	Short-term liabilities	$532	$(276)
Net investment hedge	Long-term liabilities	1,063	(827)

Total net investment hedge		$1,595	$(1,103)

(10) Contingencies

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

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of our operating segments and other expense for the three months ended March 30, 2013 and March 31, 2012:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$576,639	$103,390	$—	$680,029

Cost of revenues	106,697	20,532	—	127,229
Operating expenses	147,756	25,630	222,845	396,231
Total costs and expenses	254,453	46,162	222,845	523,460

Operating earnings (loss)	$322,186	$57,228	$(222,845)	$156,569

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2012
Revenues	$554,274	$86,938	$—	$641,212

Cost of revenues	134,303	23,705	—	158,008
Operating expenses	120,438	32,751	202,576	355,765
Total costs and expenses	254,741	56,456	202,576	513,773

Operating earnings (loss)	$299,533	$30,482	$(202,576)	$127,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Cerner Corporation (Cerner, the Company, we, us or our). This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (Notes) found above.

Our first fiscal quarter ends on the Saturday closest to March 31. The 2013 and 2012 first quarters ended on March 30, 2013 and March 31, 2012, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions; the potential for losses resulting from asset impairment charges; risks associated with the uncertainty in global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; material adverse resolution of legal proceedings; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. Forward looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as to the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, employer services, Cerner ITWorksSM services, Cerner RevWorksSM services, and solutions on our Healthe IntentSM platform. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in the first quarter of 2013.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $801.6 million in the first quarter of 2013, which is an increase of 23% compared to $652.3 million in the first quarter of 2012. Revenues for the first quarter of 2013 increased 6% to $680.0 million compared to $641.2 million in the first quarter of 2012. The year-over-year increase in revenue reflects improved economic conditions, ongoing demand related to the HITECH Act, and increased contributions from new initiatives, such as Cerner ITWorks and Cerner RevWorks. Revenue growth in the quarter was negatively impacted by a decline in technology resale. This decline did not materially impact earnings, because the decline was primarily related to the resale of lower margin devices.

First quarter 2013 net earnings increased 24% to $110.0 million compared to $88.7 million in the first quarter of 2012. Diluted earnings per share increased 22% to $0.62 compared to $0.51 in the first quarter of 2012. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales that more than offset the decline in technology resale. Additionally, our margin expansion initiatives, which include creating efficiencies in our implementation and operational processes and controlling general and administrative expenses, have contributed to our earnings growth.

First quarter 2013 and 2012 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the first quarter 2013 net earnings and diluted earnings per share by $6.9 million and $0.04, respectively, and the first quarter 2012 net earnings and diluted earnings per share by $5.5 million and $0.03, respectively.

Our first quarter 2013 operating margin of 23% reflects an increase of 300 basis points compared to 2012, which was driven by the previously discussed margin expansion efforts and a lower mix of low-margin technology resale revenue.

We had cash collections of receivables of $784.0 million in the first quarter of 2013 compared to $683.2 million in the first quarter of 2012. Days sales outstanding was 69 days for the first quarter of 2013 compared to 74 days for the fourth quarter of 2012 and 76 days for the first quarter of 2012. Operating cash flows for the first quarter of 2013 were strong at $213.6 million compared to $162.7 million in the first quarter of 2012.

Results of Operations
Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012
The following table presents a summary of the operating information for the first quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$198,902	29%	$225,820	35%	(12)%
Support and maintenance	160,957	24%	145,754	23%	10%
Services	305,599	45%	258,150	40%	18%
Reimbursed travel	14,571	2%	11,488	2%	27%

Total revenues	680,029	100%	641,212	100%	6%

Costs of revenue
Costs of revenue	127,229	19%	158,008	25%	(19)%

Total margin	552,800	81%	483,204	75%	14%

Operating expenses
Sales and client service	267,356	39%	245,074	38%	9%
Software development	81,063	12%	71,145	11%	14%
General and administrative	47,812	7%	39,546	6%	21%

Total operating expenses	396,231	58%	355,765	55%	11%

Total costs and expenses	523,460	77%	513,773	80%	2%

Operating earnings	156,569	23%	127,439	20%	23%

Other income, net	3,044		2,624
Income taxes	(49,573)		(41,355)

Net earnings	$110,040		$88,708		24%
Revenues & Backlog
Revenues increased 6% to $680.0 million in the first quarter of 2013, as compared to $641.2 million in the first quarter of 2012.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 12% to $198.9 million in the first quarter of 2013 from $225.8 million for the same period in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in subscriptions and licensed software.

•
Support and maintenance revenues increased 10% to $161.0 million in the first quarter of 2013 compared to $145.8 million during the same period in 2012. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 18% to $305.6 million in the first quarter of 2013 from $258.2 million for the same period in 2012. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 23% in the first quarter of 2013 when compared to the same period in 2012. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	March 30, 2013	March 31, 2012

Contract backlog	$6,831,667	$5,569,764
Support and maintenance backlog	747,872	704,243

Total backlog	$7,579,539	$6,274,007
Costs of Revenue
Cost of revenues as a percentage of total revenues was 19% in the first quarter of 2013, compared to 25% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 11% to $396.2 million in the first quarter of 2013, compared with $355.8 million in the first quarter of 2012.

•
Sales and client service expenses as a percent of total revenues were 39% in the first quarter of 2013, compared to 38% in the same period of 2012. These expenses increased 9% to $267.4 million in the first quarter of 2013, from $245.1 million in the same period of 2012. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The slight increase as a percent of revenue reflects a higher mix of services during the quarter.

•
Software development expenses as a percent of revenue were 12% in the first quarter of 2013, compared to 11% in the first quarter of 2012. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2013 and 2012 is as follows:

	Three Months Ended
(In thousands)	2013	2012

Software development costs	$93,381	$74,836
Capitalized software costs	(33,820)	(22,651)
Capitalized costs related to share-based payments	(514)	(429)
Amortization of capitalized software costs	22,016	19,389

Total software development expense	$81,063	$71,145

•
General and administrative expenses as a percent of total revenues were 7% in the first quarter of 2013, compared to 6% in the same period of 2012. These expenses increased 21% to $47.8 million in 2013, from $39.5 million for the same period in 2012. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Interest income was $4.1 million in each of the first quarters of 2013 and 2012. Interest expense decreased to $1.1 million in the first quarter of 2013 compared to $1.5 million in the same period of 2012 due to payments on our long-term debt and capitalized interest related to the construction of our new campus, partially offset by increased capital lease obligations.

•
Our effective tax rate was 31.1% for the first quarter of 2013 and 31.8% for the first quarter of 2012. This decrease was primarily due to the retroactive reinstatement of the research and development credit in 2013. The effective tax rates in the first quarters of 2013 and 2012 were both favorably impacted by discrete items. Refer to Note (6) of the notes to condensed consolidated financial statements.

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

The following table presents a summary of the operating information for the first quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$576,639	100%	$554,274	100%	4%
Costs of revenue	106,697	19%	134,303	24%	(21)%
Operating expenses	147,756	26%	120,438	22%	23%
Total costs and expenses	254,453	44%	254,741	46%	—%

Domestic operating earnings	322,186	56%	299,533	54%	8%

Global Segment
Revenues	103,390	100%	86,938	100%	19%
Costs of revenue	20,532	20%	23,705	27%	(13)%
Operating expenses	25,630	25%	32,751	38%	(22)%
Total costs and expenses	46,162	45%	56,456	65%	(18)%

Global operating earnings	57,228	55%	30,482	35%	88%

Other, net	(222,845)		(202,576)		10%

Consolidated operating earnings	$156,569		$127,439		23%
Domestic Segment

•
Revenues increased 4% to $576.6 million in the first quarter of 2013 from $554.3 million in the first quarter of 2012. This increase was primarily driven by strong growth in professional services, managed services and support, which was largely offset by a decrease in technology resale.

•
Cost of revenues was 19% of revenues in the first quarter of 2013, compared to 24% of revenues in the same period of 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 23% to $147.8 million in the first quarter of 2013 from $120.4 million in the first quarter of 2012, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 19% to $103.4 million in the first quarter of 2013 from $86.9 million in the first quarter of 2012. This increase was driven by growth in most business models, slightly offset by a decrease in technology resale.

•	Cost of revenues was 20% in the first quarter of 2013 and 27% in the same period of 2012, due to a lower mix of technology resale.

•	Operating expenses were at $25.6 million in the first quarter of 2013, compared to $32.8 million in the first quarter of 2012, primarily due to a decrease in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 10% to $222.8 million in the first quarter of 2013 from $202.6 million in the same period of 2012. This increase was primarily due to growth in corporate and development personnel costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At March 30, 2013, we had cash and cash equivalents of $281.5 million and short-term investments of $723.7 million, as compared to cash and cash equivalents of $317.1 million and short-term investments of $719.7 million at December 29, 2012.
Approximately 16% of our aggregate cash, cash equivalents and short-term investments at March 30, 2013 were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of March 30, 2013, we were in compliance with all debt covenants. As of March 30, 2013, we had no outstanding borrowings under this agreement; however, we had $14.4 million of outstanding letters of credit, which reduced our available borrowing capacity to $85.6 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2013.
The following table summarizes our cash flows in the first three months of 2013 and 2012:

	Three Months Ended
(In thousands)	2013	2012

Cash flows from operating activities	$213,648	$162,708
Cash flows from investing activities	(191,500)	(152,443)
Cash flows from financing activities	(56,431)	26,311
Effect of exchange rate changes on cash	(1,379)	1,476
Total change in cash and cash equivalents	(35,662)	38,052

Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$281,458	$281,198

Free cash flow (non-GAAP)	$129,863	$113,265

Cash from Operating Activities

	Three Months Ended
(In thousands)	2013	2012

Cash collections from clients	$784,031	$683,245
Cash paid to employees and suppliers and other	(535,129)	(459,297)
Cash paid for interest	(1,378)	(3)
Cash paid for taxes, net of refund	(33,876)	(61,237)

Total cash from operations	$213,648	$162,708
Cash flow from operations increased $50.9 million in the first three months of 2013 when compared to the same period of 2012 due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During the first three months of 2013 and 2012, we received total client cash collections of $784.0 million and $683.2 million, respectively, of which 2% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 69 days in the first quarter of 2013, 74 days in the fourth quarter of 2012 and 76 days in the first quarter of 2012. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in the first quarter of 2013 compared to the same period of 2012. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2013	2012

Capital purchases	$(49,451)	$(26,363)
Capitalized software development costs	(34,334)	(23,080)
Purchases of investments, net of sales and maturities	(16,606)	(100,101)
Purchases of other intangibles	(23,307)	(2,899)
Acquisition of businesses, net of cash acquired	(67,802)	—

Total cash flows from investing activities	$(191,500)	$(152,443)
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

During 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.4 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2013	2012

Repayment of long-term debt and capital lease obligations	$(9,750)	$(970)
Cash from option exercises (including excess tax benefits)	16,885	27,281
Treasury stock purchases	(63,241)	—
Other, net	(325)	—

Total cash flows from financing activities	$(56,431)	$26,311

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2013 based on the number of exercisable options as of March 30, 2013 and our current stock price.

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. During the three months ended March 30, 2013, we repurchased 0.7 million shares for total consideration of $63.2 million. We may continue to repurchase shares under this program, which will be dependent on a number of factors, including the price of our common stock.

Free Cash Flow

	Three Months Ended
(In thousands)	2013	2012

Cash flows from operating activities (GAAP)	$213,648	$162,708
Capital purchases	(49,451)	(26,363)
Capitalized software development costs	(34,334)	(23,080)

Free cash flow (non-GAAP)	$129,863	$113,265

Free cash flow increased $16.6 million the first three months of 2013 compared to the same period in 2012, which we believe reflects continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2013:

(In thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
December 30, 2012 - January 26, 2013	—	—	—	—
January 27, 2013 - February 23, 2013	476	$87.45	476	$128,320
February 24, 2013 - March 30, 2013	246	87.71	246	106,759

Total	722	$87.54	722

(a)
As announced on December 12, 2012, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $170.0 million of our Common Stock. During the quarter ended March 30, 2013, the Company repurchased 0.7 million shares for total consideration of $63.2 million pursuant to a Rule 10b5-1 plan. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1	2013 Executive Performance Agreement Pursuant to Cerner's Performance-Based Compensation Plan

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: April 26, 2013	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President, Treasurer and
Chief Financial Officer (duly authorized
officer and principal financial officer)