Form 10-Q
period 2013-06-29
CERNER CORP /MO/
filed 2013-07-26
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, $0.01 par value per share	343,108,150 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 29, 2013 (unaudited) and December 29, 2012

(In thousands, except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$270,764	$317,120
Short-term investments	698,754	719,665
Receivables, net	527,896	577,848
Inventory	23,835	23,681
Prepaid expenses and other	152,743	113,572
Deferred income taxes, net	39,304	38,620
Total current assets	1,713,296	1,790,506

Property and equipment, net	674,626	569,708
Software development costs, net	299,837	267,307
Goodwill	306,951	247,616
Intangible assets, net	144,141	132,045
Long-term investments	513,762	509,467
Other assets	191,328	187,819

Total assets	$3,843,941	$3,704,468

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$169,735	$141,212
Current installments of long-term debt and capital lease obligations	48,928	59,582
Deferred revenue	179,182	189,652
Accrued payroll and tax withholdings	122,600	125,253
Other accrued expenses	84,995	64,413
Total current liabilities	605,440	580,112

Long-term debt and capital lease obligations	132,971	136,557
Deferred income taxes and other liabilities	145,984	143,212
Deferred revenue	8,539	10,937
Total liabilities	892,934	870,818

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 343,030,734 shares issued at June 29, 2013 and 344,178,702 shares issued at December 29, 2012	3,430	3,442
Additional paid-in capital	754,256	840,769
Retained earnings	2,217,641	1,994,694
Accumulated other comprehensive loss, net	(24,320)	(5,255)
Total shareholders’ equity	2,951,007	2,833,650

Total liabilities and shareholders’ equity	$3,843,941	$3,704,468

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 29, 2013 and June 30, 2012
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2013	2012	2013	2012

Revenues:
System sales	$200,503	$195,295	$399,405	$421,115
Support, maintenance and services	486,647	426,046	953,203	829,950
Reimbursed travel	20,411	16,017	34,982	27,505

Total revenues	707,561	637,358	1,387,590	1,278,570
Costs and expenses:
Cost of system sales	71,708	100,570	153,191	217,525
Cost of support, maintenance and services	33,681	30,913	64,856	60,478
Cost of reimbursed travel	20,411	16,017	34,982	27,505
Sales and client service	281,192	241,875	548,548	486,949
Software development (Includes amortization of $23,294 and $45,310 for the three and six months ended June 29, 2013; and $20,084 and $39,473 for the three and six months ended June 30, 2012)	82,282	73,507	163,345	144,652
General and administrative	51,831	38,393	99,643	77,939

Total costs and expenses	541,105	501,275	1,064,565	1,015,048

Operating earnings	166,456	136,083	323,025	263,522

Other income, net	2,733	2,814	5,777	5,438

Earnings before income taxes	169,189	138,897	328,802	268,960
Income taxes	(56,282)	(41,068)	(105,855)	(82,423)

Net earnings	$112,907	$97,829	$222,947	$186,537

Basic earnings per share	$0.33	$0.29	$0.65	$0.55
Diluted earnings per share	$0.32	$0.28	$0.63	$0.53
Basic weighted average shares outstanding	343,800	341,426	343,976	340,671
Diluted weighted average shares outstanding	352,485	351,268	352,714	350,666
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 29, 2013 and June 30, 2012
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2013	2012	2013	2012

Net earnings	$112,907	$97,829	$222,947	$186,537
Foreign currency translation adjustment and other (net of taxes (benefit) of $(2,464) and $(618) for the three and six months ended June 29, 2013; and $96 and $(635) for the three and six months ended June 30, 2012)	(8,997)	(8,961)	(18,205)	(993)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(658) and $(543) for the three and six months ended June 29, 2013; and $17 and $17 for the three and six months ended June 30, 2012)	(1,036)	28	(860)	28

Comprehensive income	$102,874	$88,896	$203,882	$185,572

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 29, 2013 and June 30, 2012
(unaudited)

	Six Months Ended
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$222,947	$186,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122,232	106,215
Share-based compensation expense	21,123	16,583
Provision for deferred income taxes	1,470	(10,480)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	38,985	31,282
Inventory	450	878
Prepaid expenses and other	(28,002)	(13,898)
Accounts payable	5,471	15,059
Accrued income taxes	11,025	(29,459)
Deferred revenue	(12,166)	8,140
Other accrued liabilities	6,620	34,690

Net cash provided by operating activities	390,155	345,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(134,987)	(78,164)
Capitalized software development costs	(77,907)	(46,847)
Purchases of investments	(537,328)	(655,310)
Sales and maturities of investments	533,606	446,861
Purchase of other intangibles	(35,772)	(5,586)
Acquisition of businesses, net of cash acquired	(67,802)	—

Net cash used in investing activities	(320,190)	(339,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(9,750)	(1,438)
Proceeds from excess tax benefits from share-based compensation	21,675	30,101
Proceeds from exercise of options	16,975	25,044
Treasury stock purchases	(141,791)	—
Contingent consideration payments for acquisition of businesses	(800)	—
Other	475	—

Net cash provided by (used in) financing activities	(113,216)	53,707

Effect of exchange rate changes on cash and cash equivalents	(3,105)	(566)

Net increase (decrease) in cash and cash equivalents	(46,356)	59,642
Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$270,764	$302,788

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$1,496	$—
Fair value of intangible assets acquired	25,489	—
Fair value of goodwill	60,452	—
Less: Fair value of contingent liability payable	(18,982)	—

Cash paid for acquisitions	68,455	—
Cash acquired	(653)	—

Net cash used	$67,802	$—
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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2013 and 2012 second quarters ended on June 29, 2013 and June 30, 2012, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Stock Split
On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 1.5 million treasury shares (pre-split), which represents the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

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

(In thousands)	Allocation Amount

Tangible assets and liabilities
Current assets	$1,427
Property and equipment	240
Current liabilities	(1,315)
Total net tangible assets	352

Intangible assets
Customer relationships	10,464
Existing technologies	9,805
Total intangible assets	20,269

Goodwill	48,496

Total purchase price	$69,117

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

The goodwill of $48.5 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and PureWellness. All of the goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years. The operating results of PureWellness were combined with our operating results subsequent to the purchase date of March 4, 2013. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

Labotix

On March 18, 2013, we purchased 100% of the outstanding stock of Labotix Corporation (together with its wholly owned subsidiary Labotix Automation, Inc., Labotix). Labotix is a developer of laboratory automation solutions for clinical laboratories.

We believe the combination of Cerner Millennium, Cerner Copath, and Labotix allows us to offer a comprehensive set of capabilities to support high volume laboratory testing.

Consideration for the acquisition of Labotix was $18.0 million, which was paid in cash. The preliminary allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $11.7 million and $5.2 million in intangible assets related to the value of existing technologies. The allocation of purchase price is subject to changes as a working capital adjustment is finalized and additional information becomes available; however, we do not expect material changes. The goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at June 29, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$28,921	$—	$—
Time deposits	Cash equivalents	—	10,499	—
Government and corporate bonds	Cash equivalents	—	1,065	—
Time deposits	Short-term investments	—	50,987	—
Commercial paper	Short-term investments	—	81,512	—
Government and corporate bonds	Short-term investments	—	566,255	—
Time deposits	Long-term investments	—	3,993	—
Government and corporate bonds	Long-term investments	—	502,607	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2012:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$68,267	$—	$—
Time deposits	Cash equivalents	—	24,068	—
Time deposits	Short-term investments	—	90,550	—
Commercial paper	Short-term investments	—	86,458	—
Government and corporate bonds	Short-term investments	—	542,657	—
Time deposits	Long-term investments	—	6,197	—
Government and corporate bonds	Long-term investments	—	496,770	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at June 29, 2013 and December 29, 2012 was approximately $45.1 million and $59.0 million, respectively. The carrying amount of such fixed-rate debt at June 29, 2013 and December 29, 2012 was $42.4 million and $54.8 million, respectively.

(4) Investments

Available-for-sale investments at June 29, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$28,921	$—	$—	$28,921
Time deposits	10,499	—	—	10,499
Government and corporate bonds	1,065	—	—	1,065
Total cash equivalents	40,485	—	—	40,485

Short-term investments:
Time deposits	50,985	3	(1)	50,987
Commercial paper	81,500	24	(12)	81,512
Government and corporate bonds	566,013	362	(120)	566,255
Total short-term investments	698,498	389	(133)	698,754

Long-term investments:
Time deposits	3,985	10	(2)	3,993
Government and corporate bonds	503,948	56	(1,397)	502,607
Total long-term investments	507,933	66	(1,399)	506,600

Total available-for-sale investments	$1,246,916	$455	$(1,532)	$1,245,839

Available-for-sale investments at December 29, 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,267	$—	$—	$68,267
Time deposits	24,068	—	—	24,068
Total cash equivalents	92,335	—	—	92,335

Short-term investments:
Time deposits	90,535	17	(2)	90,550
Commercial paper	86,500	15	(57)	86,458
Government and corporate bonds	542,236	497	(76)	542,657
Total short-term investments	719,271	529	(135)	719,665

Long-term investments:
Time deposits	6,190	10	(3)	6,197
Government and corporate bonds	496,845	324	(399)	496,770
Total long-term investments	503,035	334	(402)	502,967

Total available-for-sale investments	$1,314,641	$863	$(537)	$1,314,967

Investments reported under the cost method of accounting as of June 29, 2013 and December 29, 2012 were $7.2 million and $6.5 million, respectively.

We sold available-for-sale investments for proceeds of $40.8 million and $8.5 million during the six months ended June 29, 2013 and June 30, 2012, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	June 29, 2013	December 29, 2012

Gross accounts receivable	$525,208	$581,386
Less: Allowance for doubtful accounts	30,387	33,230

Accounts receivable, net of allowance	494,821	548,156

Current portion of lease receivables	33,075	29,692

Total receivables, net	$527,896	$577,848

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of June 29, 2013, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at June 29, 2013 and December 29, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first six months of 2013 and 2012, we received total client cash collections of $1.5 billion and $1.4 billion, respectively, of which $30.0 million and $32.5 million were received from third party arrangements with non-recourse payment assignments.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 32.2% and 30.6% for the first six months of 2013 and 2012, respectively. This increase was primarily due to a decrease in net favorable discrete items recorded in 2013 relative to 2012, partially offset by reinstatement of the research and development credit in 2013.

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

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$112,907	343,800	$0.33	$97,829	341,426	$0.29
Effect of dilutive securities:
Stock options and non-vested shares	—	8,685		—	9,842
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$112,907	352,485	$0.32	$97,829	351,268	$0.28

For the three months ended June 29, 2013 and June 30, 2012, options to purchase 6.3 million and 4.8 million shares of common stock at per share prices ranging from $35.91 to $49.43 and $27.62 to $42.98, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$222,947	343,976	$0.65	$186,537	340,671	$0.55
Effect of dilutive securities:
Stock options and non-vested shares	—	8,738		—	9,995
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$222,947	352,714	$0.63	$186,537	350,666	$0.53

For the six months ended June 29, 2013 and June 30, 2012, options to purchase 5.1 million and 4.0 million shares of common stock at per share prices ranging from $32.92 to $49.43 and $25.80 to $42.98, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the six months ended June 29, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,072	$16.99
Granted	3,575	47.66
Exercised	(1,825)	9.42
Forfeited and expired	(82)	34.55
Outstanding as of June 29, 2013	25,740	21.73	$678,232	6.59

Exercisable as of June 29, 2013	14,886	$10.45	$559,575	5.11

The weighted-average assumptions used to estimate the fair value of stock options granted in 2013 were as follows:

Expected volatility (%)	30.4%
Expected term (yrs)	9.1
Risk-free rate (%)	1.9%
Fair value per option	$19.45
As of June 29, 2013, there was $140.3 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.61 years.
Non-vested Shares

Non-vested share activity for the six months ended June 29, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	602	$28.41
Granted	188	46.65
Vested	(272)	23.81
Forfeited	(10)	22.73

Outstanding as of June 29, 2013	508	$37.73
As of June 29, 2013, there was $13.3 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.86 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2013	2012	2013	2012

Stock option and non-vested share compensation expense	$10,529	$8,252	$21,123	$16,583
Associate stock purchase plan expense	868	613	1,699	1,345
Amounts capitalized in software development costs, net of amortization	(464)	(268)	(663)	(382)

Amounts charged against earnings, before income tax benefit	$10,933	$8,597	$22,159	$17,546

Amount of related income tax benefit recognized in earnings	$4,242	$3,288	$8,598	$6,711

Treasury Stock

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

During the six months ended June 29, 2013, we repurchased 1.5 million shares (pre-split) for total consideration of $141.8 million. These shares were recorded as treasury stock and accounted for under the cost method. All of the repurchased shares were utilized to settle a portion of the stock split distribution, as further described in Note 1 of these notes to condensed consolidated financial statements.

Authorized Shares

Effective May 24, 2013, we amended our Second Restated Certificate of Incorporation of Cerner Corporation to increase the number of authorized shares of our common stock from 250,000,000 to 500,000,000 shares.

(9) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	June 29, 2013	December 29, 2012

Net investment hedge	Short-term liabilities	$14,125	$15,015
Net investment hedge	Long-term liabilities	28,251	30,030

Total net investment hedge		$42,376	$45,045

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended		Net Unrealized Gain (Loss) For the Six Months Ended
Derivatives Designated	Balance Sheet Classification	2013	2012	2013	2012

Net investment hedge	Short-term liabilities	$(7)	$176	$525	$(100)
Net investment hedge	Long-term liabilities	(3)	528	1,060	(299)

Total net investment hedge		$(10)	$704	$1,585	$(399)

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

The following table presents a summary of our operating segments and other expense for the three and six months ended June 29, 2013 and June 30, 2012:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$618,991	$88,570	$—	$707,561

Cost of revenues	113,099	12,701	—	125,800
Operating expenses	143,111	24,977	247,217	415,305
Total costs and expenses	256,210	37,678	247,217	541,105

Operating earnings (loss)	$362,781	$50,892	$(247,217)	$166,456

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2012
Revenues	$561,658	$75,700	$—	$637,358

Cost of revenues	137,652	9,848	—	147,500
Operating expenses	120,443	32,071	201,261	353,775
Total costs and expenses	258,095	41,919	201,261	501,275

Operating earnings (loss)	$303,563	$33,781	$(201,261)	$136,083

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2013
Revenues	$1,195,630	$191,960	$—	$1,387,590

Cost of revenues	219,796	33,233	—	253,029
Operating expenses	290,867	50,607	470,062	811,536
Total costs and expenses	510,663	83,840	470,062	1,064,565

Operating earnings (loss)	$684,967	$108,120	$(470,062)	$323,025

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2012
Revenues	$1,115,932	$162,638	$—	$1,278,570

Cost of revenues	271,955	33,553	—	305,508
Operating expenses	240,881	64,822	403,837	709,540
Total costs and expenses	512,836	98,375	403,837	1,015,048

Operating earnings (loss)	$603,096	$64,263	$(403,837)	$263,522

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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2013 and 2012 second quarters ended on June 29, 2013 and June 30, 2012, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 1.5 million treasury shares, which represents the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

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

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, employer services, Cerner ITWorksSM services, revenue cycle solutions, such as Cerner RevWorksSM services, and population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

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

We are also focused on continuing to deliver strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Results Overview
The Company delivered strong levels of bookings, revenues, earnings and operating cash flows in the second quarter of 2013.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $935.0 million in the second quarter of 2013, which is an increase of 33% compared to $700.5 million in the second quarter of 2012. Revenues for the second quarter of 2013 increased 11% to $707.6 million compared to $637.4 million in the second quarter of 2012. The year-over-year increase in revenue reflects improved economic conditions, ongoing demand related to the HITECH Act, and increased contributions from new initiatives, such as Cerner ITWorks and Cerner RevWorks.

Second quarter 2013 net earnings increased 15% to $112.9 million compared to $97.8 million in the second quarter of 2012. Diluted earnings per share increased 14% to $0.32 compared to $0.28 in the second quarter of 2012. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales that more than offset a decline in technology resale. Additionally, our margin expansion initiatives, which include creating efficiencies in our implementation and operational processes, have contributed to our earnings growth.

Second quarter 2013 and 2012 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the second quarter 2013 net earnings and diluted earnings per share by $6.7 million and $0.02, respectively, and the second quarter 2012 net earnings and diluted earnings per share by $5.3 million and $0.01, respectively.

Our second quarter 2013 operating margin of 24% reflects an increase of 220 basis points compared to 2012, which was driven by the previously discussed margin expansion efforts and a lower mix of low-margin technology resale revenue.

We had cash collections of receivables of $718.7 million in the second quarter of 2013 compared to $679.6 million in the second quarter of 2012. Days sales outstanding was 68 days for the second quarter of 2013 compared to 69 days for the first quarter of 2013 and 71 days for the second quarter of 2012. Operating cash flows for the second quarter of 2013 were $176.5 million compared to $182.8 million in the second quarter of 2012.

Results of Operations
Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012
The following table presents a summary of the operating information for the second quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$200,503	28%	$195,295	31%	3%
Support and maintenance	164,559	23%	150,497	24%	9%
Services	322,088	46%	275,549	43%	17%
Reimbursed travel	20,411	3%	16,017	3%	27%

Total revenues	707,561	100%	637,358	100%	11%

Costs of revenue
Costs of revenue	125,800	18%	147,500	23%	(15)%

Total margin	581,761	82%	489,858	77%	19%

Operating expenses
Sales and client service	281,192	40%	241,875	38%	16%
Software development	82,282	12%	73,507	12%	12%
General and administrative	51,831	7%	38,393	6%	35%

Total operating expenses	415,305	59%	353,775	56%	17%

Total costs and expenses	541,105	76%	501,275	79%	8%

Operating earnings	166,456	24%	136,083	21%	22%

Other income, net	2,733		2,814
Income taxes	(56,282)		(41,068)

Net earnings	$112,907		$97,829		15%
Revenues & Backlog
Revenues increased 11% to $707.6 million in the second quarter of 2013, as compared to $637.4 million in the second quarter of 2012.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 3% to $200.5 million in the second quarter of 2013 from $195.3 million for the same period in 2012. The increase in system sales was driven by strong growth in licensed software, subscriptions and software as a service, partially offset by lower levels of technology resale.

•
Support and maintenance revenues increased 9% to $164.6 million in the second quarter of 2013 compared to $150.5 million during the same period in 2012. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 17% to $322.1 million in the second quarter of 2013 from $275.5 million for the same period in 2012. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks and Cerner RevWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 25% in the second quarter of 2013 when compared to the same period in 2012. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks and Cerner RevWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	June 29, 2013	June 30, 2012

Contract backlog	$7,244,030	$5,799,449
Support and maintenance backlog	756,858	713,939

Total backlog	$8,000,888	$6,513,388
Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in the second quarter of 2013, compared to 23% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 17% to $415.3 million in the second quarter of 2013, compared with $353.8 million in the second quarter of 2012.

•
Sales and client service expenses as a percent of total revenues were 40% in the second quarter of 2013, compared to 38% in the same period of 2012. These expenses increased 16% to $281.2 million in the second quarter of 2013, from $241.9 million in the same period of 2012. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the quarter.

•
Software development expenses as a percent of revenue were 12% in the second quarters of 2013 and 2012. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2013 and 2012 is as follows:

	Three Months Ended
(In thousands)	2013	2012

Software development costs	$102,561	$77,190
Capitalized software costs	(42,793)	(23,183)
Capitalized costs related to share-based payments	(780)	(584)
Amortization of capitalized software costs	23,294	20,084

Total software development expense	$82,282	$73,507

•
General and administrative expenses as a percent of total revenues were 7% in the second quarter of 2013, compared to 6% in the same period of 2012. These expenses increased 35% to $51.8 million in 2013, from $38.4 million for the same period in 2012. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Interest income decreased to $3.8 million in the second quarter of 2013 from $4.2 million in the same period of 2012, due to a slight decrease in the return on our investments. Interest expense decreased to $1.0 million in the second quarter of 2013 compared to $1.4 million in the same period of 2012 due to payments on our long-term debt and capitalized interest related to the construction of our new campus, partially offset by increased capital lease obligations.

•
Our effective tax rate was 33.3% for the second quarter of 2013 and 29.6% for the second quarter of 2012. This increase was primarily due to a decrease in net favorable discrete items recorded in 2013 relative to 2012, partially offset by reinstatement of the research and development credit in 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Canada, Cayman Islands, Chile, Egypt, England, France, Germany, Guam, India, Ireland, Israel, Malaysia, Mexico, Qatar, Saudi Arabia, Singapore, Spain, Switzerland and the United Arab Emirates.

The following table presents a summary of the operating information for the second quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$618,991	100%	$561,658	100%	10%

Costs of revenue	113,099	18%	137,652	25%	(18)%
Operating expenses	143,111	23%	120,443	21%	19%
Total costs and expenses	256,210	41%	258,095	46%	(1)%

Domestic operating earnings	362,781	59%	303,563	54%	20%

Global Segment
Revenues	88,570	100%	75,700	100%	17%

Costs of revenue	12,701	14%	9,848	13%	29%
Operating expenses	24,977	28%	32,071	42%	(22)%
Total costs and expenses	37,678	43%	41,919	55%	(10)%

Global operating earnings	50,892	57%	33,781	45%	51%

Other, net	(247,217)		(201,261)		23%

Consolidated operating earnings	$166,456		$136,083		22%
Domestic Segment

•
Revenues increased 10% to $619.0 million in the second quarter of 2013 from $561.7 million in the same period of 2012. This increase was driven by strong growth across most of our business, offset by lower levels of technology resale.

•
Cost of revenues was 18% of revenues in the second quarter of 2013, compared to 25% of revenues in the same period of 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 19% to $143.1 million in the second quarter of 2013 from $120.4 million in the same period of 2012, due primarily to growth in professional services expenses.

Global Segment

•	Revenues increased 17% to $88.6 million in the second quarter of 2013 from $75.7 million in the same period of 2012. This increase was primarily driven by strong growth in professional services.

•
Cost of revenues was 14% in the second quarter of 2013 and 13% in the same period of 2012. The higher cost of revenues in 2013 was primarily driven by an increase in third party professional services costs.

•	Operating expenses were at $25.0 million in the second quarter of 2013, compared to $32.1 million in the same period of 2012, primarily due to a decrease in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 23% to $247.2 million in the second quarter of 2013 from $201.3 million in the same period of 2012. This increase was primarily due to growth in corporate and development personnel costs, along with increased depreciation and amortization related to acquired assets. This was partially offset by increased software capitalization.
Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012
The following table presents a summary of the operating information for the first six months of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$399,405	29%	$421,115	33%	(5)%
Support and maintenance	325,516	23%	296,251	23%	10%
Services	627,687	45%	533,699	42%	18%
Reimbursed travel	34,982	3%	27,505	2%	27%

Total revenues	1,387,590	100%	1,278,570	100%	9%

Costs of revenue
Costs of revenue	253,029	18%	305,508	24%	(17)%

Total margin	1,134,561	82%	973,062	76%	17%

Operating expenses
Sales and client service	548,548	40%	486,949	38%	13%
Software development	163,345	12%	144,652	11%	13%
General and administrative	99,643	7%	77,939	6%	28%

Total operating expenses	811,536	58%	709,540	55%	14%

Total costs and expenses	1,064,565	77%	1,015,048	79%	5%

Operating earnings	323,025	23%	263,522	21%	23%

Other income, net	5,777		5,438
Income taxes	(105,855)		(82,423)

Net earnings	$222,947		$186,537		20%

Revenues & Backlog
Revenues increased 9% to $1.4 billion in the first six months of 2013, as compared to $1.3 billion in the first six months of 2012.

•
System sales decreased 5% to $399.4 million in the first six months of 2013 from $421.1 million for the same period in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in subscriptions, software as a service and licensed software.

•
Support and maintenance revenues increased 10% to $325.5 million in the first six months of 2013 compared to $296.3 million during the same period in 2012. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 18% to $627.7 million in the first six months of 2013 from $533.7 million for the same period in 2012. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in the first six months of 2013, compared to 24% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 14% to $811.5 million in the first six months of 2013, compared with $709.5 million in the same period of 2012.

•
Sales and client service expenses as a percent of total revenues were 40% in the first six months of 2013, compared to 38% in the same period of 2012. These expenses increased 13% to $548.5 million in the first six months of 2013, from $486.9 million in the same period of 2012. The increase as a percent of revenue reflects a higher mix of services in 2013.

•
Software development expenses as a percent of revenue were 12% in the first six months of 2013, compared to 11% in the same period of 2012. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2013 and 2012 is as follows:

	Six Months Ended
(In thousands)	2013	2012

Software development costs	$195,942	$152,026
Capitalized software costs	(76,613)	(45,834)
Capitalized costs related to share-based payments	(1,294)	(1,013)
Amortization of capitalized software costs	45,310	39,473

Total software development expense	$163,345	$144,652

•
General and administrative expenses as a percent of total revenues were 7% in the first six months of 2013, compared to 6% in the same period of 2012. These expenses increased 28% to $99.6 million in 2013, from $77.9 million for the same period in 2012. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Interest income decreased to $7.9 million in the first six months of 2013 from $8.3 million in the same period of 2012, due to a slight decrease in the return on our investments. Interest expense decreased to $2.1 million in the first six months of 2013 compared to $2.9 million in the same period of 2012 due to payments on our long-term debt and capitalized interest related to the construction of our new campus, partially offset by increased capital lease obligations.

•
Our effective tax rate was 32.2% for the first six months of 2013 and 30.6% for the first six months of 2012. This increase was primarily due to a decrease in net favorable discrete items recorded in 2013 relative to 2012, partially offset by reinstatement of the research and development credit in 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of the operating information for the first six months of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$1,195,630	100%	$1,115,932	100%	7%

Costs of revenue	219,796	18%	271,955	24%	(19)%
Operating expenses	290,867	24%	240,881	22%	21%
Total costs and expenses	510,663	43%	512,836	46%	—%

Domestic operating earnings	684,967	57%	603,096	54%	14%

Global Segment
Revenues	191,960	100%	162,638	100%	18%

Costs of revenue	33,233	17%	33,553	21%	(1)%
Operating expenses	50,607	26%	64,822	40%	(22)%
Total costs and expenses	83,840	44%	98,375	60%	(15)%

Global operating earnings	108,120	56%	64,263	40%	68%

Other, net	(470,062)		(403,837)		16%

Consolidated operating earnings	$323,025		$263,522		23%
Domestic Segment

•
Revenues increased 7% to $1.2 billion in the first six months of 2013 from $1.1 billion in the first six months of 2012. This increase was primarily driven by strong growth in professional services, managed services and support, which was largely offset by a decrease in technology resale.

•
Cost of revenues was 18% of revenues in the first six months of 2013, compared to 24% of revenues in the same period of 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 21% to $290.9 million in the first six months of 2013 from $240.9 million in the same period of 2012, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 18% to $192.0 million in the first six months of 2013 from $162.6 million in the same period of 2012. This increase was driven by growth across most of our business, slightly offset by a decrease in technology resale.

•	Cost of revenues was 17% in the first six months of 2013 and 21% in the same period of 2012, due to a lower mix of technology resale.

•	Operating expenses were at $50.6 million in the first six months of 2013, compared to $64.8 million in the same period of 2012, primarily due to a decrease in bad debt expense.

Other, net
These expenses increased 16% to $470.1 million in the first six months of 2013 from $403.8 million in the same period of 2012. This increase was primarily due to growth in corporate and development personnel costs, along with increased depreciation and amortization related to acquired assets. This was partially offset by increased software capitalization.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At June 29, 2013, we had cash and cash equivalents of $270.8 million and short-term investments of $698.8 million, as compared to cash and cash equivalents of $317.1 million and short-term investments of $719.7 million at December 29, 2012.
Approximately 14% of our aggregate cash, cash equivalents and short-term investments at June 29, 2013 were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of June 29, 2013, we were in compliance with all debt covenants. As of June 29, 2013, we had no outstanding borrowings under this agreement; however, we had $15.7 million of outstanding letters of credit, which reduced our available borrowing capacity to $84.3 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2013.
The following table summarizes our cash flows in the first six months of 2013 and 2012:

	Six Months Ended
(In thousands)	2013	2012

Cash flows from operating activities	$390,155	$345,547
Cash flows from investing activities	(320,190)	(339,046)
Cash flows from financing activities	(113,216)	53,707
Effect of exchange rate changes on cash	(3,105)	(566)
Total change in cash and cash equivalents	(46,356)	59,642

Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$270,764	$302,788

Free cash flow (non-GAAP)	$177,261	$220,536

Cash from Operating Activities

	Six Months Ended
(In thousands)	2013	2012

Cash collections from clients	$1,502,704	$1,362,806
Cash paid to employees and suppliers and other	(1,017,648)	(918,423)
Cash paid for interest	(3,631)	(3,106)
Cash paid for taxes, net of refund	(91,270)	(95,730)

Total cash from operations	$390,155	$345,547
Cash flow from operations increased $44.6 million in the first six months of 2013 when compared to the same period of 2012 due primarily to the increase in cash impacting earnings. During the first six months of 2013 and 2012, we received total client cash collections of $1.5 billion and $1.4 billion, of which 2% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 68 days in the second quarter of 2013, 69 days in the first quarter of 2013 and 71 days in the second quarter of 2012. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in the first six months of 2013 compared to the same period of 2012. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Six Months Ended
(In thousands)	2013	2012

Capital purchases	$(134,987)	$(78,164)
Capitalized software development costs	(77,907)	(46,847)
Purchases of investments, net of sales and maturities	(3,722)	(208,449)
Purchases of other intangibles	(35,772)	(5,586)
Acquisition of businesses, net of cash acquired	(67,802)	—

Total cash flows from investing activities	$(320,190)	$(339,046)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. The increased level of capital spending has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending is expected to remain at elevated levels throughout 2013, primarily due to capital purchases associated with new office space and spending related to software development initiatives; however, we still expect solid levels of free cash flow.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity throughout 2013, as we expect strong levels of cash flow. The decline in net investment activity from 2012 is primarily due to the increased capital spending discussed above, along with cash used in the first quarter of 2013 to acquire businesses.

During 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.4 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2013	2012

Repayment of long-term debt and capital lease obligations	$(9,750)	$(1,438)
Cash from option exercises (including excess tax benefits)	38,650	55,145
Treasury stock purchases	(141,791)	—
Other, net	(325)	—

Total cash flows from financing activities	$(113,216)	$53,707
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2013 based on the number of exercisable options as of June 29, 2013 and our current stock price.

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. During the six months ended June 29, 2013, we repurchased 1.5 million shares (pre-split) for total consideration of $141.8 million. All of the repurchased shares were utilized to settle a portion of the stock split distribution, as further described in Note 1 of the notes to condensed consolidated financial statements. Depending on a number of factors, including the price of our common stock, we may continue to repurchase shares under this program.

Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2013	2012	2013	2012

Cash flows from operating activities (GAAP)	$176,507	$182,839	$390,155	$345,547
Capital purchases	(85,536)	(51,801)	(134,987)	(78,164)
Capitalized software development costs	(43,573)	(23,767)	(77,907)	(46,847)

Free cash flow (non-GAAP)	$47,398	$107,271	$177,261	$220,536

Free cash flow decreased $43.3 million in the first six months of 2013 compared to the same period in 2012. This decrease is primarily due to increased capital spending in 2013 to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2013. These purchases occurred prior to the Company's stock split effective June 28, 2013. The table below presents such purchases on a pre-split basis.

(In thousands, except per share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
March 31, 2013 - April 27, 2013	1	$94.23	—	$106,759
April 28, 2013 - May 25, 2013	—	—	—	106,759
May 26, 2013 - June 29, 2013	852	98.21	800	28,209

Total	853	$98.20	800

(a)
Of the 853 shares of common stock, par value $0.01 per share, presented on the table above, 53 were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F and our 2011 Omnibus Equity Incentive Plan (the Plans). The Plans allow for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Plans, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on December 12, 2012, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $170.0 million of our Common Stock. During the six months ended June 29, 2013, the Company repurchased 1.5 million shares for total consideration of $141.8 million pursuant to a Rule 10b5-1 plan. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

Item 6. Exhibits

(a)	Exhibits

3.1	Second Restated Certificate of Incorporation of Cerner Corporation, as amended

10.1	Second Amended and Restated Aircraft Time Sharing Agreement of Neal Patterson

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: July 26, 2013	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)