Form 10-Q
period 2013-09-28
CERNER CORP /MO/
filed 2013-10-25
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
Common Stock, $0.01 par value per share	343,262,922 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 28, 2013 (unaudited) and December 29, 2012

(In thousands, except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$287,520	$317,120
Short-term investments	634,308	719,665
Receivables, net	529,303	577,848
Inventory	28,234	23,681
Prepaid expenses and other	181,208	113,572
Deferred income taxes, net	40,521	38,620
Total current assets	1,701,094	1,790,506

Property and equipment, net	724,886	569,708
Software development costs, net	323,843	267,307
Goodwill	307,523	247,616
Intangible assets, net	140,245	132,045
Long-term investments	577,493	509,467
Other assets	191,286	187,819

Total assets	$3,966,370	$3,704,468

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$147,016	$141,212
Current installments of long-term debt and capital lease obligations	51,872	59,582
Deferred revenue	195,200	189,652
Accrued payroll and tax withholdings	127,531	125,253
Other accrued expenses	62,821	64,413
Total current liabilities	584,440	580,112

Long-term debt and capital lease obligations	131,030	136,557
Deferred income taxes and other liabilities	162,987	143,212
Deferred revenue	10,523	10,937
Total liabilities	888,980	870,818

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 343,727,041 shares issued at September 28, 2013 and 344,178,702 shares issued at December 29, 2012	3,437	3,442
Additional paid-in capital	782,143	840,769
Retained earnings	2,332,985	1,994,694
Treasury stock, 570,616 shares at September 28, 2013	(28,251)	—
Accumulated other comprehensive loss, net	(12,924)	(5,255)
Total shareholders’ equity	3,077,390	2,833,650

Total liabilities and shareholders’ equity	$3,966,370	$3,704,468

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 28, 2013 and September 29, 2012
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2013	2012	2013	2012

Revenues:
System sales	$202,632	$229,925	$602,037	$651,040
Support, maintenance and services	508,520	432,281	1,461,723	1,262,231
Reimbursed travel	16,678	14,276	51,660	41,781

Total revenues	727,830	676,482	2,115,420	1,955,052
Costs and expenses:
Cost of system sales	64,389	100,668	217,580	318,193
Cost of support, maintenance and services	38,510	34,634	103,366	95,112
Cost of reimbursed travel	16,678	14,276	51,660	41,781
Sales and client service	304,665	259,141	853,213	746,090
Software development (Includes amortization of $24,056 and $69,366 for the three and nine months ended September 28, 2013; and $20,880 and $60,353 for the three and nine months ended September 29, 2012)	82,998	78,094	246,343	222,746
General and administrative	51,352	41,973	150,995	119,912

Total costs and expenses	558,592	528,786	1,623,157	1,543,834

Operating earnings	169,238	147,696	492,263	411,218

Other income, net	3,509	3,351	9,286	8,789

Earnings before income taxes	172,747	151,047	501,549	420,007
Income taxes	(57,403)	(52,160)	(163,258)	(134,583)

Net earnings	$115,344	$98,887	$338,291	$285,424

Basic earnings per share	$0.34	$0.29	$0.98	$0.84
Diluted earnings per share	$0.33	$0.28	$0.96	$0.81
Basic weighted average shares outstanding	342,992	342,502	343,681	341,287
Diluted weighted average shares outstanding	351,449	351,739	352,332	351,033
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 28, 2013 and September 29, 2012
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2013	2012	2013	2012

Net earnings	$115,344	$98,887	$338,291	$285,424
Foreign currency translation adjustment and other (net of taxes (benefit) of $(1,366) and $(1,984) for the three and nine months ended September 28, 2013; and $(843) and $(1,478) for the three and nine months ended September 29, 2012)	10,595	6,240	(7,610)	5,247
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $509 and $(34) for the three and nine months ended September 28, 2013; and $321 and $338 for the three and nine months ended September 29, 2012)	801	518	(59)	546

Comprehensive income	$126,740	$105,645	$330,622	$291,217

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 28, 2013 and September 29, 2012
(unaudited)

	Nine Months Ended
(In thousands)	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$338,291	$285,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189,460	162,336
Share-based compensation expense	33,650	26,304
Provision for deferred income taxes	19,573	20,679
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	41,281	(31,102)
Inventory	(3,887)	(907)
Prepaid expenses and other	(48,290)	(18,322)
Accounts payable	(19,309)	30,596
Accrued income taxes	(6,404)	(36,983)
Deferred revenue	5,440	26,333
Other accrued liabilities	4,580	63,402

Net cash provided by operating activities	554,385	527,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(218,406)	(129,966)
Capitalized software development costs	(125,951)	(72,506)
Purchases of investments	(832,039)	(999,697)
Sales and maturities of investments	825,126	663,257
Purchase of other intangibles	(39,797)	(7,212)
Acquisition of businesses, net of cash acquired	(67,877)	—

Net cash used in investing activities	(458,944)	(546,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(9,756)	(1,772)
Proceeds from excess tax benefits from share-based compensation	29,274	36,431
Proceeds from exercise of options	24,049	31,102
Treasury stock purchases	(170,042)	—
Contingent consideration payments for acquisition of businesses	(800)	(3,400)
Other	4,823	—

Net cash provided by (used in) financing activities	(122,452)	62,361

Effect of exchange rate changes on cash and cash equivalents	(2,589)	958

Net increase (decrease) in cash and cash equivalents	(29,600)	44,955
Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$287,520	$288,101

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$1,512	$—
Fair value of intangible assets acquired	25,489	—
Fair value of goodwill	60,511	—
Less: Fair value of contingent liability payable	(18,982)	—

Cash paid for acquisitions	68,530	—
Cash acquired	(653)	—

Net cash used	$67,877	$—
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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2013 and 2012 third quarters ended on September 28, 2013 and September 29, 2012, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Stock Split
On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a 100% stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 3.0 million treasury shares, which represented the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

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

Consideration for the acquisition of PureWellness is expected to total $69.2 million consisting of up-front cash plus contingent consideration, which is payable if we achieve certain revenue milestones from PureWellness solutions and services during the period commencing on August 1, 2013 and ending April 30, 2015. We valued the contingent consideration at $19.0 million based on a probability-weighted assessment of potential contingent consideration payment scenarios.

The acquisition of PureWellness is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The final allocation of purchase price is summarized below:

(In thousands)	Allocation Amount

Tangible assets and liabilities
Current assets	$1,443
Property and equipment	240
Current liabilities	(1,315)
Total net tangible assets	368

Intangible assets
Customer relationships	10,464
Existing technologies	9,805
Total intangible assets	20,269

Goodwill	48,555

Total purchase price	$69,192

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at September 28, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$66,400	$—	$—
Time deposits	Cash equivalents	—	9,785	—
Government and corporate bonds	Cash equivalents	—	6,210	—
Time deposits	Short-term investments	—	81,524	—
Commercial paper	Short-term investments	—	43,757	—
Government and corporate bonds	Short-term investments	—	509,027	—
Time deposits	Long-term investments	—	491	—
Government and corporate bonds	Long-term investments	—	569,840	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2012:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$68,267	$—	$—
Time deposits	Cash equivalents	—	24,068	—
Time deposits	Short-term investments	—	90,550	—
Commercial paper	Short-term investments	—	86,458	—
Government and corporate bonds	Short-term investments	—	542,657	—
Time deposits	Long-term investments	—	6,197	—
Government and corporate bonds	Long-term investments	—	496,770	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at September 28, 2013 and December 29, 2012 was approximately $48.1 million and $59.0 million, respectively. The carrying amount of such fixed-rate debt at September 28, 2013 and December 29, 2012 was $45.0 million and $54.8 million, respectively.

(4) Investments

Available-for-sale investments at September 28, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$66,400	$—	$—	$66,400
Time deposits	9,785	—	—	9,785
Government and corporate bonds	6,210	—	—	6,210
Total cash equivalents	82,395	—	—	82,395

Short-term investments:
Time deposits	81,515	12	(3)	81,524
Commercial paper	43,750	7	—	43,757
Government and corporate bonds	508,623	432	(28)	509,027
Total short-term investments	633,888	451	(31)	634,308

Long-term investments:
Time deposits	490	1	—	491
Government and corporate bonds	570,028	208	(396)	569,840
Total long-term investments	570,518	209	(396)	570,331

Total available-for-sale investments	$1,286,801	$660	$(427)	$1,287,034

Available-for-sale investments at December 29, 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,267	$—	$—	$68,267
Time deposits	24,068	—	—	24,068
Total cash equivalents	92,335	—	—	92,335

Short-term investments:
Time deposits	90,535	17	(2)	90,550
Commercial paper	86,500	15	(57)	86,458
Government and corporate bonds	542,236	497	(76)	542,657
Total short-term investments	719,271	529	(135)	719,665

Long-term investments:
Time deposits	6,190	10	(3)	6,197
Government and corporate bonds	496,845	324	(399)	496,770
Total long-term investments	503,035	334	(402)	502,967

Total available-for-sale investments	$1,314,641	$863	$(537)	$1,314,967

Investments reported under the cost method of accounting as of September 28, 2013 and December 29, 2012 were $7.2 million and $6.5 million, respectively.

We sold available-for-sale investments for proceeds of $109.9 million and $8.5 million during the nine months ended September 28, 2013 and September 29, 2012, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	September 28, 2013	December 29, 2012

Gross accounts receivable	$532,857	$581,386
Less: Allowance for doubtful accounts	38,142	33,230

Accounts receivable, net of allowance	494,715	548,156

Current portion of lease receivables	34,588	29,692

Total receivables, net	$529,303	$577,848

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of September 28, 2013, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at September 28, 2013 and December 29, 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first nine months of 2013 and 2012, we received total client cash collections of $2.3 billion and $2.0 billion, respectively, of which $44.9 million and $56.2 million were received from third party arrangements with non-recourse payment assignments.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 32.6% and 32.0% for the first nine months of 2013 and 2012, respectively. This increase was primarily due to a decrease in net favorable discrete items recorded in 2013 relative to 2012, partially offset by reinstatement of the research and development credit in 2013.

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

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$115,344	342,992	$0.34	$98,887	342,502	$0.29
Effect of dilutive securities:
Stock options and non-vested shares	—	8,457		—	9,237
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$115,344	351,449	$0.33	$98,887	351,739	$0.28

For the three months ended September 28, 2013 and September 29, 2012, options to purchase 7.2 million and 5.6 million shares of common stock at per share prices ranging from $36.92 to $50.54 and $27.62 to $42.98, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$338,291	343,681	$0.98	$285,424	341,287	$0.84
Effect of dilutive securities:
Stock options and non-vested shares	—	8,651		—	9,746
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$338,291	352,332	$0.96	$285,424	351,033	$0.81

For the nine months ended September 28, 2013 and September 29, 2012, options to purchase 5.8 million and 4.3 million shares of common stock at per share prices ranging from $32.92 to $50.54 and $27.62 to $42.98, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the nine months ended September 28, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,072	$16.99
Granted	3,596	47.66
Exercised	(2,472)	10.11
Forfeited and expired	(239)	37.77
Outstanding as of September 28, 2013	24,957	21.89	$766,741	6.40

Exercisable as of September 28, 2013	14,255	$10.40	$601,743	4.92

The weighted-average assumptions used to estimate the fair value of stock options granted in 2013 were as follows:

Expected volatility (%)	30.4%
Expected term (yrs)	9.1
Risk-free rate (%)	1.9%
Fair value per option	$19.46
As of September 28, 2013, there was $130.2 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.37 years.
Non-vested Shares

Non-vested share activity for the nine months ended September 28, 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	602	$28.41
Granted	238	46.66
Vested	(276)	24.00
Forfeited	(10)	22.73

Outstanding as of September 28, 2013	554	$38.54
As of September 28, 2013, there was $13.6 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2013	2012	2013	2012

Stock option and non-vested share compensation expense	$12,527	$9,721	$33,650	$26,304
Associate stock purchase plan expense	1,168	719	2,867	2,064
Amounts capitalized in software development costs, net of amortization	(237)	(218)	(900)	(600)

Amounts charged against earnings, before income tax benefit	$13,458	$10,222	$35,617	$27,768

Amount of related income tax benefit recognized in earnings	$5,221	$3,910	$13,819	$10,621

Treasury Stock

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million, excluding transaction costs, of our common stock. The repurchases were to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers.

During the nine months ended September 28, 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. These shares were recorded as treasury stock and accounted for under the cost method. Repurchased shares at the time of the stock split were utilized to settle a portion of the stock split distribution, as further described in Note 1 of these notes to condensed consolidated financial statements. As of September 28, 2013, the program is complete.

Authorized Shares

Effective May 24, 2013, we amended our Second Restated Certificate of Incorporation of Cerner Corporation to increase the number of authorized shares of our common stock from 250,000,000 to 500,000,000 shares.

(9) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	September 28, 2013	December 29, 2012

Net investment hedge	Short-term liabilities	$14,986	$15,015
Net investment hedge	Long-term liabilities	29,973	30,030

Total net investment hedge		$44,959	$45,045

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended		Net Unrealized Gain (Loss) For the Nine Months Ended
Derivatives Designated	Balance Sheet Classification	2013	2012	2013	2012

Net investment hedge	Short-term liabilities	$(523)	$(262)	$2	$(362)
Net investment hedge	Long-term liabilities	(1,058)	(786)	2	(1,085)

Total net investment hedge		$(1,581)	$(1,048)	$4	$(1,447)

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 28, 2013 and September 29, 2012:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$641,541	$86,289	$—	$727,830

Cost of revenues	107,560	12,017	—	119,577
Operating expenses	148,478	34,078	256,459	439,015
Total costs and expenses	256,038	46,095	256,459	558,592

Operating earnings (loss)	$385,503	$40,194	$(256,459)	$169,238

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2012
Revenues	$591,327	$85,155	$—	$676,482

Cost of revenues	131,663	17,915	—	149,578
Operating expenses	131,787	32,794	214,627	379,208
Total costs and expenses	263,450	50,709	214,627	528,786

Operating earnings (loss)	$327,877	$34,446	$(214,627)	$147,696

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2013
Revenues	$1,837,171	$278,249	$—	$2,115,420

Cost of revenues	327,356	45,250	—	372,606
Operating expenses	439,345	84,685	726,521	1,250,551
Total costs and expenses	766,701	129,935	726,521	1,623,157

Operating earnings (loss)	$1,070,470	$148,314	$(726,521)	$492,263

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2012
Revenues	$1,707,259	$247,793	$—	$1,955,052

Cost of revenues	403,618	51,468	—	455,086
Operating expenses	372,668	97,616	618,464	1,088,748
Total costs and expenses	776,286	149,084	618,464	1,543,834

Operating earnings (loss)	$930,973	$98,709	$(618,464)	$411,218

(12) Related Party Transactions

On July 30, 2013, our wholly owned subsidiary, Cerner Property Development, Inc., entered into a Real Estate Purchase Agreement (the "Agreement") with Trails Properties II, Inc., a Missouri corporation ("Trails"), to purchase approximately 237 acres of land located in Kansas City, Missouri. Trails is an entity controlled by Neal Patterson, Chairman of the Board of Directors and Chief Executive Officer of Cerner Corporation, and Clifford Illig, Vice Chairman of the Board of Directors of Cerner Corporation. The total purchase price of the property is $45.5 million, subject to adjustment under the Agreement. The transaction is expected to close, on or about December 27, 2013, subject to certain conditions defined in the Agreement. The property is being acquired as a site for future office space development to accommodate our anticipated growth.

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2013 and 2012 third quarters ended on September 28, 2013 and September 29, 2012, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a 100% stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 3.0 million treasury shares, which represented the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

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

Results Overview
The Company delivered strong levels of bookings and earnings, and solid revenue and operating cash flow in the third quarter of 2013.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $928.0 million in the third quarter of 2013, which is an increase of 21% compared to $769.9 million in the third quarter of 2012. Revenues for the third quarter of 2013 increased 8% to $727.8 million compared to $676.5 million in the third quarter of 2012. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by the HITECH Act and other regulatory requirements, and increased contributions from newer areas, such as Cerner ITWorks and Cerner revenue cycle solutions and services.

Third quarter 2013 net earnings increased 17% to $115.3 million compared to $98.9 million in the third quarter of 2012. Diluted earnings per share increased 18% to $0.33 compared to $0.28 in the third quarter of 2012. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales that more than offset a decline in technology resale. Additionally, our margin expansion initiatives, which include creating efficiencies in our implementation and operational processes, have contributed to our earnings growth.

Third quarter 2013 and 2012 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the third quarter 2013 net earnings and diluted earnings per share by $8.2 million and $0.02, respectively, and the third quarter 2012 net earnings and diluted earnings per share by $6.3 million and $0.02, respectively.

Our third quarter 2013 operating margin of 23% reflects an increase of 140 basis points compared to 2012, which was driven by the previously discussed margin expansion efforts and a lower mix of low-margin technology resale revenue.

We had cash collections of receivables of $766.1 million in the third quarter of 2013 compared to $661.7 million in the third quarter of 2012. Days sales outstanding was 66 days for the third quarter of 2013 compared to 68 days for the second quarter of 2013 and 73 days for the third quarter of 2012. Operating cash flows for the third quarter of 2013 were $164.2 million compared to $182.2 million in the third quarter of 2012.

Results of Operations
Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012
The following table presents a summary of the operating information for the third quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$202,632	28%	$229,925	34%	(12)%
Support and maintenance	166,308	23%	154,333	23%	8%
Services	342,212	47%	277,948	41%	23%
Reimbursed travel	16,678	2%	14,276	2%	17%

Total revenues	727,830	100%	676,482	100%	8%

Costs of revenue
Costs of revenue	119,577	16%	149,578	22%	(20)%

Total margin	608,253	84%	526,904	78%	15%

Operating expenses
Sales and client service	304,665	42%	259,141	38%	18%
Software development	82,998	11%	78,094	12%	6%
General and administrative	51,352	7%	41,973	6%	22%

Total operating expenses	439,015	60%	379,208	56%	16%

Total costs and expenses	558,592	77%	528,786	78%	6%

Operating earnings	169,238	23%	147,696	22%	15%

Other income, net	3,509		3,351
Income taxes	(57,403)		(52,160)

Net earnings	$115,344		$98,887		17%
Revenues & Backlog
Revenues increased 8% to $727.8 million in the third quarter of 2013, as compared to $676.5 million in the third quarter of 2012.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 12% to $202.6 million in the third quarter of 2013 from $229.9 million for the same period in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in subscriptions and software as a service.

•
Support and maintenance revenues increased 8% to $166.3 million in the third quarter of 2013 compared to $154.3 million during the same period in 2012. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 23% to $342.2 million in the third quarter of 2013 from $277.9 million for the same period in 2012. This increase was driven by growth in CernerWorksSM managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks and Cerner RevWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 26% in the third quarter of 2013 when compared to the same period in 2012. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks and Cerner RevWorks services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	September 28, 2013	September 29, 2012

Contract backlog	$7,627,181	$6,061,500
Support and maintenance backlog	769,847	723,687

Total backlog	$8,397,028	$6,785,187
Costs of Revenue
Cost of revenues as a percentage of total revenues was 16% in the third quarter of 2013, compared to 22% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 16% to $439.0 million in the third quarter of 2013, compared with $379.2 million in the third quarter of 2012.

•
Sales and client service expenses as a percent of total revenues were 42% in the third quarter of 2013, compared to 38% in the same period of 2012. These expenses increased 18% to $304.7 million in the third quarter of 2013, from $259.1 million in the same period of 2012. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the quarter that was driven by strong services revenue growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 11% in the third quarter of 2013, compared to 12% in the same period of 2012. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2013 and 2012 is as follows:

	Three Months Ended
(In thousands)	2013	2012

Software development costs	$106,986	$82,873
Capitalized software costs	(47,492)	(25,126)
Capitalized costs related to share-based payments	(552)	(533)
Amortization of capitalized software costs	24,056	20,880

Total software development expense	$82,998	$78,094

•
General and administrative expenses as a percent of total revenues were 7% in the third quarter of 2013, compared to 6% in the same period of 2012. These expenses increased 22% to $51.4 million in 2013, from $42.0 million for the same period in 2012. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•	Other income was $3.5 million in the third quarter of 2013 and $3.4 million in the same period of 2012.

•
Our effective tax rate was 33.2% for the third quarter of 2013 and 34.5% for the third quarter of 2012. This decrease was primarily due to reinstatement of the research and development credit in 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Brazil, Canada, Cayman Islands, Chile, Egypt, England, France, Germany, Guam, India, Ireland, Israel, Malaysia, Mexico, Qatar, Saudi Arabia, Singapore, Spain, Switzerland and the United Arab Emirates.

The following table presents a summary of the operating information for the third quarters of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$641,541	100%	$591,327	100%	8%

Costs of revenue	107,560	17%	131,663	22%	(18)%
Operating expenses	148,478	23%	131,787	22%	13%
Total costs and expenses	256,038	40%	263,450	45%	(3)%

Domestic operating earnings	385,503	60%	327,877	55%	18%

Global Segment
Revenues	86,289	100%	85,155	100%	1%

Costs of revenue	12,017	14%	17,915	21%	(33)%
Operating expenses	34,078	39%	32,794	39%	4%
Total costs and expenses	46,095	53%	50,709	60%	(9)%

Global operating earnings	40,194	47%	34,446	40%	17%

Other, net	(256,459)		(214,627)		19%

Consolidated operating earnings	$169,238		$147,696		15%
Domestic Segment

•
Revenues increased 8% to $641.5 million in the third quarter of 2013 from $591.3 million in the same period of 2012. This increase was driven by strong growth across most of our business, offset by lower levels of technology resale.

•
Cost of revenues was 17% of revenues in the third quarter of 2013, compared to 22% of revenues in the same period of 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 13% to $148.5 million in the third quarter of 2013 from $131.8 million in the same period of 2012, due primarily to growth in professional services expenses.

Global Segment

•	Revenues increased 1% to $86.3 million in the third quarter of 2013 from $85.2 million in the same period of 2012. This increase was primarily driven by growth in professional services.

•
Cost of revenues was 14% in the third quarter of 2013 and 21% in the same period of 2012. The lower cost of revenues in 2013 was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses were at $34.1 million in the third quarter of 2013, compared to $32.8 million in the same period of 2012, primarily due to an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 19% to $256.5 million in the third quarter of 2013 from $214.6 million in the same period of 2012. This increase was primarily due to growth in corporate and development personnel costs, along with increased depreciation and amortization related to acquired assets. This was partially offset by increased software capitalization.
Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012
The following table presents a summary of the operating information for the first nine months of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$602,037	28%	$651,040	33%	(8)%
Support and maintenance	491,824	23%	450,584	23%	9%
Services	969,899	46%	811,647	42%	19%
Reimbursed travel	51,660	2%	41,781	2%	24%

Total revenues	2,115,420	100%	1,955,052	100%	8%

Costs of revenue
Costs of revenue	372,606	18%	455,086	23%	(18)%

Total margin	1,742,814	82%	1,499,966	77%	16%

Operating expenses
Sales and client service	853,213	40%	746,090	38%	14%
Software development	246,343	12%	222,746	11%	11%
General and administrative	150,995	7%	119,912	6%	26%

Total operating expenses	1,250,551	59%	1,088,748	56%	15%

Total costs and expenses	1,623,157	77%	1,543,834	79%	5%

Operating earnings	492,263	23%	411,218	21%	20%

Other income, net	9,286		8,789
Income taxes	(163,258)		(134,583)

Net earnings	$338,291		$285,424		19%
Revenues & Backlog
Revenues increased 8% to $2.1 billion in the first nine months of 2013, as compared to $2.0 billion in the first nine months of 2012.

•
System sales decreased 8% to $602.0 million in the first nine months of 2013 from $651.0 million for the same period in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in subscriptions and software as a service.

•
Support and maintenance revenues increased 9% to $491.8 million in the first nine months of 2013 compared to $450.6 million during the same period in 2012. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 19% to $969.9 million in the first nine months of 2013 from $811.6 million for the same period in 2012. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks and Cerner RevWorks services.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in the first nine months of 2013, compared to 23% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 15% to $1.3 billion in the first nine months of 2013, compared with $1.1 billion in the same period of 2012.

•
Sales and client service expenses as a percent of total revenues were 40% in the first nine months of 2013, compared to 38% in the same period of 2012. These expenses increased 14% to $853.2 million in the first nine months of 2013, from $746.1 million in the same period of 2012. The increase as a percent of revenue reflects a higher mix of services in 2013 that has been driven by strong services revenue growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in the first nine months of 2013, compared to 11% in the same period of 2012. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2013 and 2012 is as follows:

	Nine Months Ended
(In thousands)	2013	2012

Software development costs	$302,928	$234,899
Capitalized software costs	(124,105)	(70,960)
Capitalized costs related to share-based payments	(1,846)	(1,546)
Amortization of capitalized software costs	69,366	60,353

Total software development expense	$246,343	$222,746

•
General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2013, compared to 6% in the same period of 2012. These expenses increased 26% to $151.0 million in 2013, from $119.9 million for the same period in 2012. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Other income increased to $9.3 million in the first nine months of 2013 from $8.8 million in the same period of 2012. The increase is primarily due to lower interest expense as a result of payments on our long-term debt and capitalized interest related to the construction of our new campus in Kansas City, Kansas.

•
Our effective tax rate was 32.6% for the first nine months of 2013 and 32.0% for the first nine months of 2012. This increase was primarily due to a decrease in net favorable discrete items recorded in 2013 relative to 2012, partially offset by reinstatement of the research and development credit in 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of the operating information for the first nine months of 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$1,837,171	100%	$1,707,259	100%	8%

Costs of revenue	327,356	18%	403,618	24%	(19)%
Operating expenses	439,345	24%	372,668	22%	18%
Total costs and expenses	766,701	42%	776,286	45%	(1)%

Domestic operating earnings	1,070,470	58%	930,973	55%	15%

Global Segment
Revenues	278,249	100%	247,793	100%	12%

Costs of revenue	45,250	16%	51,468	21%	(12)%
Operating expenses	84,685	30%	97,616	39%	(13)%
Total costs and expenses	129,935	47%	149,084	60%	(13)%

Global operating earnings	148,314	53%	98,709	40%	50%

Other, net	(726,521)		(618,464)		17%

Consolidated operating earnings	$492,263		$411,218		20%
Domestic Segment

•
Revenues increased 8% to $1.8 billion in the first nine months of 2013 from $1.7 billion in the first nine months of 2012. This increase was driven by strong growth across most of our business, offset by lower levels of technology resale.

•
Cost of revenues was 18% of revenues in the first nine months of 2013, compared to 24% of revenues in the same period of 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses increased 18% to $439.3 million in the first nine months of 2013 from $372.7 million in the same period of 2012, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 12% to $278.2 million in the first nine months of 2013 from $247.8 million in the same period of 2012. This increase was driven by growth across most of our business, offset by lower levels of technology resale.

•	Cost of revenues was 16% in the first nine months of 2013 and 21% in the same period of 2012, due to a lower mix of technology resale.

•	Operating expenses were at $84.7 million in the first nine months of 2013, compared to $97.6 million in the same period of 2012, primarily due to a decrease in bad debt expense.

Other, net
These expenses increased 17% to $726.5 million in the first nine months of 2013 from $618.5 million in the same period of 2012. This increase was primarily due to growth in corporate and development personnel costs, along with increased depreciation and amortization related to acquired assets. This was partially offset by increased software capitalization.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.

Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At September 28, 2013, we had cash and cash equivalents of $287.5 million and short-term investments of $634.3 million, as compared to cash and cash equivalents of $317.1 million and short-term investments of $719.7 million at December 29, 2012.
Approximately 17% of our aggregate cash, cash equivalents and short-term investments at September 28, 2013 were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of September 28, 2013, we were in compliance with all debt covenants. As of September 28, 2013, we had no outstanding borrowings under this agreement; however, we had $17.2 million of outstanding letters of credit, which reduced our available borrowing capacity to $82.8 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next twelve months.
The following table summarizes our cash flows in the first nine months of 2013 and 2012:

	Nine Months Ended
(In thousands)	2013	2012

Cash flows from operating activities	$554,385	$527,760
Cash flows from investing activities	(458,944)	(546,124)
Cash flows from financing activities	(122,452)	62,361
Effect of exchange rate changes on cash	(2,589)	958
Total change in cash and cash equivalents	(29,600)	44,955

Cash and cash equivalents at beginning of period	317,120	243,146

Cash and cash equivalents at end of period	$287,520	$288,101

Free cash flow (non-GAAP)	$210,028	$325,288

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2013	2012

Cash collections from clients	$2,268,812	$2,024,529
Cash paid to employees and suppliers and other	(1,545,440)	(1,364,643)
Cash paid for interest	(4,677)	(3,790)
Cash paid for taxes, net of refunds	(164,310)	(128,336)

Total cash from operations	$554,385	$527,760
Cash flow from operations increased $26.6 million in the first nine months of 2013 when compared to the same period of 2012 due primarily to the increase in cash impacting earnings, partially offset by cash used to fund working capital requirements. During the first nine months of 2013 and 2012, we received total client cash collections of $2.3 billion and $2.0 billion, of which 2% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 66 days in the third quarter of 2013, 68 days in the second quarter of 2013 and 73 days in the third quarter of 2012. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 9% in the first nine months of 2013 compared to the same period of 2012. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2013	2012

Capital purchases	$(218,406)	$(129,966)
Capitalized software development costs	(125,951)	(72,506)
Purchases of investments, net of sales and maturities	(6,913)	(336,440)
Purchases of other intangibles	(39,797)	(7,212)
Acquisition of businesses, net of cash acquired	(67,877)	—

Total cash flows from investing activities	$(458,944)	$(546,124)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. The increased level of capital spending has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending is expected to remain at elevated levels for the remainder of 2013, primarily due to capital purchases associated with new office space and spending related to software development initiatives; however, we still expect solid levels of free cash flow.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The decline in net investment activity from 2012 is primarily due to the increased capital spending discussed above, along with cash used in the first quarter of 2013 to acquire businesses, and cash used for the stock repurchase program described below.

During 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.5 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2013	2012

Repayment of long-term debt and capital lease obligations	$(9,756)	$(1,772)
Cash from option exercises (including excess tax benefits)	53,323	67,533
Treasury stock purchases	(170,042)	—
Other, net	4,023	(3,400)

Total cash flows from financing activities	$(122,452)	$62,361
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2013 based on the number of exercisable options as of September 28, 2013 and our current stock price.

In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. During the nine months ended September 28, 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. All of the repurchased shares at the time of the stock split were utilized to settle a portion of the stock split distribution, as further described in Note 1 of the notes to condensed consolidated financial statements. As of September 28, 2013, the program is complete.

Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2013	2012	2013	2012

Cash flows from operating activities (GAAP)	$164,230	$182,213	$554,385	$527,760
Capital purchases	(83,419)	(51,802)	(218,406)	(129,966)
Capitalized software development costs	(48,044)	(25,659)	(125,951)	(72,506)

Free cash flow (non-GAAP)	$32,767	$104,752	$210,028	$325,288

Free cash flow decreased $115.3 million in the first nine months of 2013 compared to the same period in 2012. This decrease is primarily due to increased capital spending in 2013 to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

On April 19, 2012, Trinity Medical Center in Minot, North Dakota (Trinity) advised that it was transitioning away from Cerner’s patient accounting software solution and certain IT services provided by Cerner, alleging that the patient accounting solution purchased in 2008 was defective and did not deliver the promised benefits.  Cerner disputes the allegations. Trinity is continuing as a client of Cerner for its clinical solutions.  Trinity has alleged damages totaling approximately $240 million and has provided an expert witness report that purports to support such damage claim. Cerner's expert witness, however, has estimated Trinity's total damages, assuming any liability by Cerner, of up to $4 million. Following discussions, the parties agreed to arbitrate the dispute, including Cerner's counterclaim, and a hearing commenced October 9, 2013.

Cerner believes that a material loss related to this matter is remote. Cerner currently has 147 hospitals and 735 clinics using its patient accounting solution. Cerner's assessment is based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause Cerner to change those estimates and assumptions. Cerner is vigorously defending the claims asserted against Cerner by Trinity, for which Cerner believes it has meritorious defenses, but there can be no assurances as to the arbitration’s outcome.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2013.

(In thousands, except per share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
June 30, 2013 - July 27, 2013	—	—	—	$28,209
July 28, 2013 - August 24, 2013	571	$49.49	571	—
August 25, 2013 - September 28, 2013	1	46.91	—	—

Total	572	$49.48	571

(a)
Of the 572 thousand shares of common stock, par value $0.01 per share, presented on the table above, one thousand were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the Plan). The Plan allows for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on December 12, 2012, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $170.0 million of our Common Stock. During the nine months ended September 28, 2013, the Company repurchased 3.6 million shares for total consideration of $170.0 million pursuant to a Rule 10b5-1 plan. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

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

CERNER CORPORATION
Registrant

Date: October 25, 2013	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)