Form 10-K
period 2013-12-28
CERNER CORP /MO/
filed 2014-02-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2013

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
Yes [  ]       No [X]
As of June 29, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14.6 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, $0.01 par value per share	343,946,094 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Shareholders' Meeting to be held May 23, 2014	Part III

CERNER CORPORATION

PART I.

Item 1. Business

Overview
Cerner Corporation started doing business in 1980, and it was organized as a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.201.1024. Our Web site address, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Cerner’s mission is to contribute to the systemic improvement of health care delivery and the health of communities. We are a leading supplier of health care information technology (HCIT), and offer a comprehensive range of software, professional services, medical device integration, remote hosting and employer health and wellness services. Cerner systems are used by everyone from individual consumers, to single-doctor practices, hospitals, employers and entire countries. Taking what we’ve learned over more than three decades, Cerner is building on the knowledge that is in the system to support evidence-based clinical decisions, prevent medical errors and empower patients in their care.

Cerner® solutions are licensed by approximately 14,000 facilities around the world, including more than 3,000 hospitals; 4,900 physician practices; 60,000 physicians; 590 ambulatory facilities, such as laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics and surgery centers; 3,500 extended care facilities; 150 employer sites and 1,790 retail pharmacies.

Cerner solutions are offered on the unified Cerner Millennium® architecture, a person-centric computing framework, which combines clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. In recent years, we have extended this platform to include the next evolution of Cerner Millennium, Millennium+™, which leverages the cloud and enables greater mobility. We have also created the Healthe IntentTM platform, a cloud-based platform that enables a new generation of solutions to leverage the increasing amount of data being captured as the health care industry is digitized. On the Healthe Intent platform, we are building EHR-agnostic solutions based on sophisticated, statistical algorithms that are intended to help providers predict and improve outcomes, control costs, and improve quality.

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

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2013	2012	2011

Revenues by Solutions & Services
System sales	29%	34%	32%
Support and maintenance	23%	23%	25%
Services	46%	41%	41%
Reimbursed travel	2%	2%	2%
	100%	100%	100%

Revenues by Segment
Domestic	88%	88%	86%
Global	12%	12%	14%
	100%	100%	100%

Health Care and Health Care IT Industry
We believe there are several ongoing trends in health care that create a favorable environment for Cerner. One is the unsustainable rate of growth in health care spending. The Centers for Medicare and Medicaid Services (CMS) estimates United States health care spending in 2013 at $2.9 trillion, or 18.0 percent of Gross Domestic Product (GDP), and projects it to be 19.9 percent of GDP by 2022. We believe health care IT is one of few remaining levers that can change this trajectory. Further, most United States health care providers recognize that they must invest in HCIT to meet regulatory requirements, adapt to shifting reimbursement structures, and qualify for incentives. The importance of HCIT in facilitating this compliance along with the benefits of improving safety, efficiency and reducing costs, leads to investments in HCIT being viewed as more strategic than many other capital purchases and supports our belief that we are positioned for continued growth.

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

As providers position themselves for these shifts, there has been an increase in industry consolidation, with health systems acquiring hospitals, physician practices, and other venues to control more of the care continuum and achieve economies of scale. We believe this is a positive trend for Cerner as we have relationships with the majority of the largest health systems responsible for most of the acquisition activity, creating an opportunity to offer our solutions and services to the acquired facilities.

The increasingly complex and more clinical outcomes-based reimbursement environment is also contributing to a heightened demand for revenue cycle solutions and a desire for these solutions to be closely aligned with clinical solutions. We believe this trend is positive for Cerner because our revenue cycle solutions are integrated with our clinical solutions, creating a clinically driven revenue cycle solution that has had significant adoption in recent years.

We have also seen a shift in the United States marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased significantly as hospitals have acquired physician groups in order to ensure a consistent stream of referrals, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We are benefiting from this trend due to our unified Cerner Millennium platform that spans multiple venues and due to significant enhancements we have made to our physician solutions in recent years.

Another industry observation is that operational and financial pressures on health care providers continue to increase. It is a challenge for them to keep up with Meaningful Use, health care reform, Value-Based Purchasing, and other requirements - all while facing ongoing pressure on reimbursement. As discussed, we believe our solutions and services are well aligned with helping our clients navigate these challenges, which is why we continue to have a positive outlook.

Outside the United States, the economic downturn of the last several years has impacted and could continue to impact our results of operations. However, we have observed improving conditions in many global markets and believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling health care spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize HCIT as an important piece of the solution to these issues.

Cerner Vision and Growth Strategy
For more than 30 years, Cerner has been executing its vision to make health care safer and more efficient. We started with the foundation of digitizing paper processes and now offer what we believe to be the most comprehensive array of solutions, services, hardware, and devices to the health care industry. Since our company began, we have been committed to transformational change in the vital task of keeping people healthy. We focus on developing innovations that will help improve the entire health care system, as we believe health care is personal and nothing matters more than our health and the health of our families.

Our vision has always guided our large investments in research and development, which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading solution and device architectures and an unmatched breadth and depth of solutions and services. We believe these strengths position us well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA, the nation’s focus on improving the efficiency and quality of health care and the need for continued investments in solutions and services to adapt to ongoing changes in reimbursement structures that will require the ability to proactively manage the health of populations, not just reactively provide care. We also have a strong global brand and a presence in more than 25 countries and believe we have a strong opportunity to gain market share outside of the United States.

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

We have also introduced services in recent years that are targeted at capturing a larger percentage of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

We have made progress over the past several years at reducing the total cost of ownership of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. For example, our CommunityWorksTM offering leverages a shared instance of the Cerner Millennium platform across multiple clients, which decreases the total cost of ownership for these clients.

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

Population Health
Today's system of episodic, fee-for-service care is characterized by episodic visits to providers for an acute illness, rather than an ongoing focus on maintaining health. We believe information technology will play a key role in providing real time and predictive information to providers which will facilitate the promotion and management of health and result in lower costs and higher quality interventions.

For health care providers, population health management means serving patients with more precision. It means preventing potentially avoidable complications by developing prescriptive personalized health plans and applying preventive care to keep more people in a state of health, delaying and possibly preventing or reversing the effects of chronic disease.

While this approach is logical and desirable, our system of care is still mostly structured so that physicians and hospitals are paid when people experience illness, not when they remain healthy. This is beginning to change through the formation of organizations, often called Accountable Care Organizations, which reward health systems for keeping healthy people healthy and for delivering higher quality and lower cost care to a defined population. As the industry continues down this path of creating incentives for managing the health of populations, we believe there will be significant new opportunities for Cerner.

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

Supporting these solutions is Healthe Intent, which is our cloud-based platform for population health that is agnostic to the source EHR and is also able to capture research, evidence, and financial and operational data. Healthe Intent also supports Chart Search, which leverages knowledge of the clinical meanings of words located within the EHR as well as the context in which those words occur to create algorithms that identify and rank the most important information contextually. This capability allows the physician to efficiently search through a patient's health record and identify relevant information in a matter of seconds.

The Healthe Intent platform also provides the ability to apply sophisticated, statistical algorithms against contextual clinical activity to recommend clinical action. We have illustrated this with our sepsis agent, which can assist in detecting the conditions that indicate a patient may be developing sepsis, a potentially fatal condition in which the bloodstream is overwhelmed by bacteria. Clients that have implemented this agent as part of a comprehensive sepsis prevention process have experienced significant reductions in sepsis mortality rates, and the adoption in our client base continues to steadily increase.

We are investing heavily in expanding the Healthe Intent platform and our overall capabilities to support population health. One of the ways we are expanding our capabilities is working closely with clients that are early movers at taking accountability for keeping the populations they serve healthy. A key partner with whom we are working is Advocate Health Care. One of the first outcomes of this partnership was the joint development in 2012 of a predictive agent for readmissions that has demonstrated significant improvement in predictive power as compared to the majority of existing models. Our relationship expanded in early 2013 to further advance clinical integration and population health management capabilities across the continuum of care for the 500,000 lives for which they have gone at risk. We are enabling them to identify who in their population meets criteria across 16 specific registries and 60 performance improvement scorecards with parameters Advocate has created. As members needing care are identified, we will facilitate personalized interventions, enrollment in care management programs, and ongoing monitoring to allow Advocate to keep people healthy.

This work with Advocate is going at a fast pace and is very complex. An example of the complexity is that we are aggregating and normalizing data from more than 50 different data sources, including multiple EHRs, private and public payers, third party billing and registration systems, and physician specialty scorecards. This requires the ability to take both structured and unstructured data and run it through our big data engine using medical language processing, not just the more commonly used natural language processing, or NLP. This allows us to enhance the data and map it to a normalized standard, resulting in a highly structured, longitudinal record that enables real-time analytics.

In September 2013, Cerner and Advocate took a major step forward in delivering our shared vision for population health when we released our Heathe Intent Smart Registries™ solution to Advocate after just seven months of development. Healthe Intent Smart Registries provide the capability to stratify patient populations based on risk, conditions, and attributed physicians. In addition, the registries enable care managers to quickly determine what key quality measures specific to the designated condition of the patient have been met. It is also noteworthy that Healthe Intent Smart Registries and our other population health solutions are EHR agnostic, which substantially broadens our addressable market. We have already sold these solutions outside of our installed client base, and there is a good pipeline both inside and outside of our client base.

In summary, we believe our comprehensive architectural approach to population health is differentiated in the marketplace. We expect this platform to create significant opportunities for Cerner as health care continues to evolve towards a model that incents keeping people healthy.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2013, approximately 3,800 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $418.7 million, $319.8 million and $290.6 million during the 2013, 2012 and 2011 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Sales and Marketing
The markets for Cerner HCIT solutions, health care devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are sales of clinical and revenue cycle solutions and services to hospitals and health systems, but our solutions and services are highly scalable and sold to organizations ranging from physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies.

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

Client Services
Substantially all of Cerner’s clients that buy software solutions also enter into software support agreements with us for maintenance and support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients to access new releases of the Cerner solutions covered by support agreements. Each client has

24-hour access to the client support team located at our world headquarters in North Kansas City, Missouri, our Continuous Campus in Kansas City, Kansas and our global support organizations in England and Ireland.

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

Backlog
At the end of 2013, we had a contract backlog of $8.1 billion as compared to $6.5 billion at the end of 2012. Such backlog represents system sales and services from signed contracts that have not yet been recognized as revenue. At the end of 2013, we had a software support and maintenance backlog of $786.0 million as compared to $738.2 million at the end of 2012. Such backlog represents contracted software support and hardware maintenance services for a period of 12 months. We estimate that approximately 28 percent of the aggregate backlog at the end of 2013 of $8.9 billion will be recognized as revenue during 2014.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market include, but are not limited to: Allscripts Healthcare Solutions, Inc. (Allscripts), Computer Programs and Systems, Inc. (CPSI), Epic Systems Corporation (Epic), GE Healthcare Technologies (GE), Healthcare Management Systems, Inc. (HMS), Healthland, Inc., Computer Sciences Corporation (iSoft), McKesson Corporation (McKesson), Medical Information Technology, Inc. (Meditech), Siemens Medical Solutions Health Services Corporation (Siemens), and Quadramed Corporation (Quadramed), each of which offers a suite of software solutions that compete with many of our software solutions and services.

Other competitors focus on only a portion of the market that we address. For example, competitors, without limitation, such as Accenture plc, Clinovations, Inc., Dell, Inc. (Dell), Deloitte Consulting LLP (Deloitte), Encore Health Resources, LLC, IBM Corporation, Leidos Holding, Inc. and Xerox Corporation Ltd. offer HCIT services that compete directly with some of our service offerings. Allscripts, AmazingCharts.com, Inc., Athenahealth, Inc., eClinicalWorks LLC, e-MDs, Inc., MED3000, Inc., Practice Fusion, Inc., Quality Systems, Inc., SRSsoft and Vitera Healthcare Solutions offer solutions to the physician practice market but do not currently have a significant presence in the health systems and independent hospital market.

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include, without limitation: API Healthcare, CapsuleTech, Inc., CareFusion Corporation, GE, iSirona, LLC, McKesson and Omnicell, Inc. We view our principal competitors in the health care revenue cycle transactions market to include, without limitation: Accretive Health, Inc., Allscripts, Confier Health Solutions, Dell, Deloitte, Emdeon Corporation, Epic, GE, McKesson, MedAssets, Inc., Meditech, Optum, Inc., Quadramed, Siemens, SSI Group, Inc. and 3M Company with almost all of these competitors being substantially larger or having more experience and market share than us in their respective markets.

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

Number of Employees (Associates)
At the end of 2013, we employed approximately 14,200 associates worldwide.

Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (19) to the consolidated financial statements.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of January 31, 2014. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	64	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	63	Vice Chairman of the Board of Directors

Zane M. Burke	48	President

Marc G. Naughton	58	Executive Vice President and Chief Financial Officer

Michael R. Nill	49	Executive Vice President and Chief Operating Officer

Randy D. Sims	53	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	50	Executive Vice President and Chief of Staff

Julia M. Wilson	51	Executive Vice President and Chief People Officer

Neal L. Patterson, co-founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company for more than five years. Mr. Patterson served as President of the Company from July 2010 to September 2013, which position he also held from March of 1999 until August of 1999.

Clifford W. Illig, co-founder of the Company, has been a Director of the Company for more than five years. He previously served as Chief Operating Officer of the Company until October 1998 and as President of the Company until March of 1999. Mr. Illig was appointed Vice Chairman of the Board of Directors in March of 1999.

Zane M. Burke joined the Company in September 1996. Since that time, he has held a variety of client-facing sales, implementation and support roles, including Corporate Controller and Vice President of Finance. He was promoted to President of the Company’s West region in 2002 and Senior Vice President of National Alignment in 2006. He was further promoted to Executive Vice President - Client Organization in July 2011 and to President of the Company in September 2013.

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

Julia M. Wilson first joined the Company in July 1990. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003, to Senior Vice President in March 2007 and to Executive Vice President in March 2013.

Item 1A. Risk Factors

Risks Related to our Business

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices or services (including life sciences/research services) are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract, such as a claim directly by a patient. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties. Our software solutions and health care devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction to the market. Similarly, the installation of our software solutions and health care devices is very complex and errors in the implementation and configuration of our systems can occur. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. Should a client’s Cerner software solution or health care device fail to meet these warranties or lead to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the software solution or health care device meet these criteria or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruption at our data centers or client support facilities. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a third party, including a cyber-attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. We continue to develop our patent portfolio of United States and global patents, but these patents do not provide comprehensive protection for the wide range of solutions, devices and services we offer. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT market increases, the functionality of our software solutions and services expands, the use of open-source software increases and we enter new geographies and new markets such as health care device innovation, health care transactions, revenue cycle, population health management and life sciences. These claims, even if not meritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, importing, implementing or supporting the solutions, devices and services that violate the intellectual property rights.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive or other equitable relief that may affect how we operate our business, or settlements of claims for monetary damages. Future court decisions,or alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations. For additional information regarding certain legal proceedings in which we are involved, see Part I, Item 3 "Legal Proceedings".

We are subject to risks associated with our non-U.S. operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. We plan to continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these and other reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.

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

We are subject to tax legislation in numerous countries; tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition. We are a global corporation with a presence in more than 25 countries. As such, we are subject to tax laws, regulations and policies of the United States federal, state and local governments and of other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as other countries’ tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in double taxation, penalties and interest payments.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management, revenue cycle and life sciences industries and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We depend on third party suppliers and our revenue and operating earnings could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware or content into or sell or license it in conjunction with our solutions, devices and services. We depend on some of the third party software, hardware or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting and cloud services businesses also rely on a limited number of suppliers for certain functions of these businesses, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on EMC, Hewlett Packard and IBM for our hardware technology platforms.

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

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

We could suffer losses due to asset impairment charges. We assess our goodwill for impairment during the second quarter every year and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with provisions of Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. Declines in business performance or other factors could cause the fair value of a reporting unit to be revised downward and could result in a non-cash impairment charge. This could negatively affect our reported net earnings.

Volatility and disruption resulting from global economic conditions could negatively affect our business, results of operations and financial condition. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable, nor is it clear how, if at all, they will affect the markets relevant to us. As a result, our operating results may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to manage our growth in the new markets in which we offer solutions, health care devices or services, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Over the past several years, we have engaged in the identification of, and competition for, growth and expansion opportunities in the areas of analytics, revenue cycle and population health.

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

Risks Related to the Health Care Information Technology, Health Care Device, Health Care Transaction and Population Health Management Industry

The health care industry is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (collectively, HIPAA) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

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

The Patient Protection and Affordable Care Act, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

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

Health Care Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse affecting health care providers whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of products and services to government entities subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with medical device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, financial condition and results of operations.

Preparation, Transmission and Submission of Medical Claims for Reimbursement. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients' payers for approval and reimbursement. We also provide services to our clients that include the coding, preparation and submission of claims for medical service to payers for reimbursement. Such claims are governed by federal and state laws. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission, submission and collection of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims preparation, transmission and submission services, since those services must be structured and provided in a way that supports our clients' HIPAA compliance obligations. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

Implementation of ICD-10 Coding for Medical Coding. The Centers for Medicare & Medicaid Services (CMS) has mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes on or before October 1, 2014. This mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims submitted after October 1, 2014 must use ICD-10 codes or they will not be paid. Our efforts to provide services and solutions that enable our clients to comply with the ICD-10 mandate could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Regulation of Medical Devices. The United States Food and Drug Administration (the FDA) has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and medical devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or medical devices, our short and long term business plans for these solutions or medical devices could be delayed or canceled.

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

Security and Privacy of Patient Information. Federal, state, local and foreign laws regulate the confidentiality of patient records and the circumstances under which those records may be used and released. These regulations govern both the disclosure and use of confidential patient medical record information and require the users of such information to implement specified security and privacy measures. United States regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of patient information.

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

Evolving HIPAA and HITECH-related laws or regulations in the U.S. and data privacy and security laws or regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our solutions and devices to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.

Federal and state statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce our compliance with these privacy and security laws and regulations. Federal and state enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

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

ARRA Meaningful Use Program. Various federal, state and non-U.S. government agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive stimulus funds from the U.S. federal government. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the initial standards for certified health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software, devices or health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices.

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

Certain of our competitors have greater financial, technical, product development, marketing or other resources than us and some of our competitors offer software solutions, devices or services that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 "Competition".

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care devices and services to address areas such as analytics, transaction services, HCIT and device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the United States market and in recent years, the health care industry has been subject to increasing consolidation. As the industry consolidates, costs fall, technology improves, and market factors continue to compel investment by health care organizations in solutions and services like ours, market saturation in the United States may change the competitive landscape in favor of larger, more diversified competitors with greater scale. If we are unable to recognize these changes in a timely manner, or we are too inflexible to rapidly adjust our business models, our growth ambitions and financial results could be negatively affected materially.

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

Company-owned office space, known as the Innovation Campus, houses associates from our intellectual property organization and consists of 790,000 gross square feet of useable space located in Kansas City, Missouri.

Owned office space currently under construction, known as the Continuous Campus, houses associates who manage and support our clients' IT systems and, when completed, will consist of 611,000 gross square feet of useable space located in Kansas City, Kansas. In June 2013, associates began occupying the first of two towers. We expect the second tower to be completed in early 2014.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.

In December 2013, we purchased approximately 237 acres of land located in Kansas City, Missouri. This property was acquired as a site for future office space development to further accommodate our anticipated growth.

As of the end of 2013, we leased additional office space in Tempe, Arizona; Carlsbad, Culver City and Garden Grove, California; Denver, Colorado; Lenexa, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Columbia, Nevada, Lee’s Summit and Kansas City, Missouri; Durham, North Carolina; New Concord, Ohio; Burlington, Vermont; and Vienna, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; Sao Paulo, Brazil; Ontario and Toronto, Canada; Cairo, Egypt; London, England; Paris, France; Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Madrid, Spain; Doha, Qatar; and Abu Dhabi and Dubai, United Arab Emirates.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

On April 19, 2012, Trinity Medical Center in Minot, North Dakota (Trinity) advised that it was transitioning away from Cerner’s patient accounting software solution and certain IT services provided by Cerner, alleging that the patient accounting solution purchased in 2008 was defective and did not deliver the promised benefits. Cerner disputed the allegations. Following discussions, the parties agreed to arbitrate the dispute, including Cerner's counterclaim, and a hearing commenced October 9, 2013. On December 10, 2013, Cerner received an interim ruling on the arbitration awarding Trinity damages and awarding Cerner part of its counterclaim to collect accounts receivable. As of December 28, 2013, this matter has been resolved and paid. We recognized a gross pre-tax charge of $106.2 million in the fourth quarter of 2013, which is included in general and administrative expense in our consolidated statements of operations. Trinity is continuing as a client of Cerner for its clinical solutions.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2013 and 2012 as reported by The Nasdaq Stock Market®.

	2013(a)			2012(a)

	High	Low	Last	High	Low	Last

First Quarter	$47.37	$38.76	$47.37	$39.06	$29.89	$38.08
Second Quarter	49.68	45.60	48.05	43.46	36.13	41.33
Third Quarter	52.61	46.06	52.61	41.78	35.50	38.69
Fourth Quarter	58.24	52.55	55.58	40.56	34.00	38.04
(a) Sales prices have been retroactively adjusted to give effect to the stock split, as further described in Note 1 of the notes to consolidated financial statements.

At January 31, 2014, there were approximately 960 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
September 29, 2013 - October 26, 2013	—	$—	—	—
October 27, 2013 - November 23, 2013	679	56.03	—	—
November 24, 2013 - December 28, 2013	—	—	—	—
Total	679	56.03	—

(a)
All of the shares of common stock, par value $0.01 per share, presented on the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the Omnibus Plan). The Omnibus Plan allows for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
In December 2013, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $217.0 million of our Common Stock. As of December 28, 2013, $217.0 million remains available under the authorized program. There were no shares repurchased by us under the program during the quarter ended December 28, 2013.

The previous stock repurchase program approved by the Company's Board of Directors in 2012 was completed in the third quarter of 2013. During the year ended December 28, 2013, the Company repurchased 3.6 million shares for total consideration of $170.0 million pursuant to a plan adopted in accordance with Rule 10b5-1. Refer to Note (15) of the notes to consolidated financial statements for further information regarding our stock repurchase program.
See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	2013	2012	2011	2010	2009
	(1)(2)	(1)(3)	(1)(3)	(1)(3)	(1)(3)

Statement of Operations Data:
Revenues	$2,910,748	$2,665,436	$2,203,153	$1,850,222	$1,671,864
Operating earnings	576,012	571,662	459,798	359,333	292,006
Earnings before income taxes	588,054	587,708	469,694	362,212	292,681
Net earnings	398,354	397,232	306,627	237,272	193,465

Earnings per share:
Basic	1.16	1.16	0.91	0.72	0.60
Diluted	1.13	1.13	0.88	0.69	0.58

Weighted average shares outstanding:
Basic	343,636	341,861	337,267	329,833	323,925
Diluted	352,281	351,394	347,734	341,695	335,527

Balance Sheet Data:
Working capital	$1,121,276	$1,210,394	$1,063,593	$840,129	$788,232
Total assets	4,098,364	3,704,468	3,000,358	2,422,790	2,148,567
Long-term debt and capital lease obligations, excl. current installments	111,717	136,557	86,821	67,923	95,506
Cerner Corporation shareholders' equity	3,167,664	2,833,650	2,310,681	1,905,297	1,580,678

(1)	Includes share-based compensation expense. The impact of this expense is as follows:

(In thousands, except share data)	2013	2012	2011	2010	2009

Total share-based compensation expense	$48,954	$38,112	$29,479	$24,903	$16,842
Amount of related income tax benefit	(18,607)	(14,578)	(11,256)	(9,329)	(6,274)
Net impact on earnings	$30,347	$23,534	$18,223	$15,574	$10,568

Decrease to diluted earnings per share (3)	$0.09	$0.07	$0.05	$0.05	$0.03

(2)	Includes a pre-tax settlement charge of $106.2 million, as further described in Note 11 of the notes to consolidated financial statements.

(3)	All share and per share data have been retroactively adjusted to give effect to the stock split, as further described in Note 1 of the notes to consolidated financial statements.

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 each consisted of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 3.0 million treasury shares, which represents the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategy centers on creating organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 12% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 14,000 facilities around the world, including more than 3,000 hospitals; 4,900 physician practices; 60,000 physicians; 590 ambulatory facilities, such as laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics and surgery centers; 3,500 extended care facilities; 150 employer sites and 1,790 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier.

We expect to drive growth through new initiatives and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorks services, revenue cycle solutions and services, and population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of more than 16% over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.

We are also focused on continuing to deliver good levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and cash flows in 2013.

New business bookings revenue in 2013, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $3.8 billion, which is an increase of 20% compared to $3.1 billion in 2012. Our 2013 revenues increased 9% to $2.9 billion compared to $2.7 billion in 2012. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by the HITECH Act and other regulatory requirements, and increased contributions from newer areas, such as Cerner ITWorks and Cerner revenue cycle solutions and services.

Our 2013 net earnings were $398.4 million compared to $397.2 million in 2012. Diluted earnings per share were $1.13 in both 2013 and 2012. The 2013 and 2012 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the 2013 net earnings and diluted earnings per share by $30.3 million and $0.09, respectively, and the 2012 earnings and diluted earnings per share by $23.5 million and $0.07, respectively. The 2013 net earnings and diluted earnings per share also reflect the impact of a settlement charge, as further described in Note (11) of our notes to consolidated financial statements. The effect of this charge reduced 2013 net earnings and diluted earnings per share by $68.1 million and $0.19, respectively. Absent this charge, there was growth in net earnings and diluted earnings per share driven by strong growth in services and higher margin components of system sales that more than offset a decline in technology resale. Additionally, our margin expansion initiatives, which include creating efficiencies in our implementation and operational processes, have contributed to earnings growth.

We had cash collections of receivables of $3.1 billion in 2013 compared to $2.7 billion in 2012. Days sales outstanding was 67 days for the 2013 fourth quarter compared to 66 days for the 2013 third quarter and 74 days for the 2012 fourth quarter. Operating cash flows for 2013 were strong at $695.9 million compared to $708.3 million in 2012, with the primary reason for the decline being the aforementioned settlement charge.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1 "Business."

Results of Operations
Fiscal Year 2013 Compared to Fiscal Year 2012

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change
Revenues
System sales	$847,809	29%	$902,799	34%	(6)%
Support and maintenance	661,979	23%	604,247	23%	10%
Services	1,330,851	46%	1,103,082	41%	21%
Reimbursed travel	70,109	2%	55,308	2%	27%

Total revenues	2,910,748	100%	2,665,436	100%	9%

Costs of revenue
Costs of revenue	514,722	18%	608,197	23%	(15)%

Total margin	2,396,026	82%	2,057,239	77%	16%

Operating expenses
Sales and client service	1,173,051	40%	1,020,640	38%	15%
Software development	338,786	12%	301,370	11%	12%
General and administrative	308,177	11%	163,567	6%	88%

Total operating expenses	1,820,014	63%	1,485,577	56%	23%

Total costs and expenses	2,334,736	80%	2,093,774	79%	12%

Operating earnings	576,012	20%	571,662	21%	1%

Other income, net	12,042		16,046
Income taxes	(189,700)		(190,476)

Net earnings	$398,354		$397,232		—%

Revenues & Backlog
Revenues increased 9% to $2.9 billion in 2013, as compared to $2.7 billion in 2012.

•
System sales, which include revenues from the sale of licensed software, software as a service, technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 6% to $847.8 million in 2013 from $902.8 million in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in licensed software, subscriptions, and software as a service.

•
Support and maintenance revenues increased 10% to $662.0 million in 2013 compared to $604.2 million in 2012. This increase was attributable to continued success at selling Cerner Millennium systems and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 21% to $1.3 billion in 2013 from $1.1 billion in 2012. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks and Cerner RevWorks services.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in 2013 when compared to 2012. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services and Cerner ITWorks and Cerner RevWorks services bookings that typically have longer contract terms.
A summary of total backlog at the end of 2013 and 2012 follows:

(In thousands)	2013	2012

Contract backlog	$8,127,936	$6,534,564
Support and maintenance backlog	786,041	738,154

Total backlog	$8,913,977	$7,272,718
Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in 2013, compared to 23% in the same period of 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 23% to $1.8 billion in 2013, compared with $1.5 billion in 2012.

•
Sales and client service expenses as a percent of total revenues were 40% in 2013, compared to 38% in 2012. These expenses increased 15% to $1.2 billion in 2013, from $1.0 billion in 2012. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during 2013 that was driven by strong services revenue growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in 2013, compared to 11% in 2012. The increase in both expensed and capitalized software development expenditures reflects a focus on development and enhancement of solutions that support key initiatives to enhance physician experience, revenue cycle, and population health. A summary of our total software development expense in 2013 and 2012 is as follows:

	For the Years Ended
(In thousands)	2013	2012

Software development costs	$418,747	$319,828
Capitalized software costs	(172,211)	(98,067)
Capitalized costs related to share-based payments	(2,438)	(2,122)
Amortization of capitalized software costs	94,688	81,731

Total software development expense	$338,786	$301,370

•
General and administrative expenses as a percent of total revenues were 11% in 2013, compared to 6% in 2012. These expenses increased 88% to $308.2 million in 2013, from $163.6 million in 2012. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The 2013 amount includes a $106.2 million settlement charge, as further described in Note (11) of our notes to consolidated financial statements. Absent this charge, the increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Interest income decreased to $15.3 million in 2013 from $16.5 million in 2012 due primarily to a slight decrease in investment returns. Interest expense decreased to $4.2 million in 2013 compared to $5.1 million in 2012 due primarily to payments on our long-term debt, offset by increased capital lease obligations. Other income in 2012 also includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

•
Our effective tax rate was 32% in both 2013 and 2012. The rate includes net favorable permanent differences recognized in both periods. Refer to Note (13) of the notes to consolidated financial statements for further information regarding our effective tax rate.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstates the research and development tax credit retroactively from January 1, 2012 to December 31, 2013. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item. Research and development tax credits generated in 2013 were recognized pro-rata over that year as a component of the overall 2013 effective tax rate. We estimate the expiration of the research and development tax credit on December 31, 2013 will negatively impact our effective tax rate for 2014 by approximately one percentage point, unless such credit is reinstated.

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

The following table presents a summary of the operating information for the years ended 2013 and 2012:

(In thousands)	2013	% of Revenue	2012	% of Revenue	% Change

Domestic Segment
Revenues	$2,550,115	100%	$2,341,304	100%	9%
Costs of revenue	458,540	18%	548,813	23%	(16)%
Operating expenses	600,341	24%	506,249	22%	19%
Total costs and expenses	1,058,881	42%	1,055,062	45%	—%

Domestic operating earnings	1,491,234	58%	1,286,242	55%	16%

Global Segment
Revenues	360,633	100%	324,132	100%	11%
Costs of revenue	56,182	16%	59,384	18%	(5)%
Operating expenses	115,281	32%	131,580	41%	(12)%
Total costs and expenses	171,463	48%	190,964	59%	(10)%

Global operating earnings	189,170	52%	133,168	41%	42%

Other, net	(1,104,392)		(847,748)		30%

Consolidated operating earnings	$576,012		$571,662		1%
Domestic Segment

•
Revenues increased 9% to $2.6 billion in 2013 from $2.3 billion in 2012. This increase was primarily driven by strong growth across most of our business, partially offset by lower levels of technology resale.

•
Cost of revenues was 18% of revenues in 2013, compared to 23% of revenues in 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 19% to $600.3 million in 2013 from $506.2 million in 2012, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 11% to $360.6 million in 2013 from $324.1 million in 2012. This increase was primarily driven by growth across most of our business, partially offset by lower levels of technology resale.

•
Cost of revenues was 16% of revenues in 2013, compared to 18% of revenues in 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses decreased 12% to $115.3 million in 2013 from $131.6 million in 2012, due primarily to a decrease in non-personnel and bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation and amortization. These expenses increased 30% to $1.1 billion in 2013 from $847.7 million in 2012. The 2013 amount includes a $106.2 million settlement charge, as further described in Note (11) of our notes to consolidated financial statements. Absent this charge, the increase was primarily due to growth in corporate and development personnel costs, along with increased depreciation and amortization related to acquired intangibles. This was partially offset by increased software capitalization.

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

•
System sales increased 28% to $902.8 million in 2012 from $706.7 million in 2011. The increase in system sales was driven by record levels of technology resale and solid growth in subscriptions and software.

•
Support and maintenance revenues increased 10% to $604.2 million in 2012 compared to $550.6 million in 2011. This increase was attributable to continued success at selling Cerner Millennium systems and implementing them at client sites.

•
Services revenue increased 22% to $1.1 billion in 2012 compared to $0.9 billion in 2011. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation activities and growth in Cerner ITWorks services.

Contract backlog increased 21% in 2012 compared to 2011. This increase was driven by growth in new business bookings during 2012, including continued strong levels of managed services and Cerner ITWorks bookings that typically have longer contract terms.

A summary of total backlog at the end of 2012 and 2011 follows:

(In thousands)	2012	2011

Contract backlog	$6,534,564	$5,401,427
Support and maintenance backlog	738,154	705,744

Total backlog	$7,272,718	$6,107,171

Costs of Revenue
Cost of revenues as a percentage of total revenues was 23% of total revenues in 2012, as compared to 20% of total revenues in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.
Operating Expenses
Total operating expenses increased 14% in 2012 to $1.5 billion as compared to $1.3 billion in 2011.

•
Sales and client service expenses as a percent of total revenues were 38% in 2012, as compared to 39% in 2011. These expenses increased 17% to $1.0 billion in 2012, from $870.0 million in 2011. The decrease as a percent of revenue reflects ongoing efficiencies in our implementation and operational processes.

•
Software development expenses as a percent of revenue were 11% in 2012, as compared to 13% in 2011. These expenses increased 5% in 2012 to $301.4 million, from $286.8 million in 2011. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, including investments in the next evolution of Cerner Millennium, Millennium+, which leverages the cloud and enables greater mobility. The reduction as a percentage of revenue reflects our efforts to control spending relative to revenue growth. Because of the strong platform we have built, we are able to continue advancing our solutions and investing in new solutions without large increases in spending. Expense was also limited by a higher percentage of our software development investments being capitalized, as a higher percent of our development initiatives are focused on new functionality versus maintenance. A summary of our total software development expense in 2012 and 2011 is as follows:

	For the Years Ended
(In thousands)	2012	2011

Software development costs	$319,828	$290,645
Capitalized software costs	(98,067)	(81,417)
Capitalized costs related to share-based payments	(2,122)	(1,525)
Amortization of capitalized software costs	81,731	79,098

Total software development expense	$301,370	$286,801

•
General and administrative expenses as a percent of total revenues were 6% in 2012, compared to 7% in 2011. These expenses increased 13% to $163.6 million in 2012 from $144.9 million in 2011. The increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•
Interest income increased to $16.5 million in 2012 from $15.2 million in 2011 due primarily to growth in investments. Interest expense decreased to $5.1 million in 2012 from $5.3 million in 2011 due primarily to payments on our long-term debt, offset by increased capital lease obligations. Other income in 2012 also includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

•
Our effective tax rate was 32% in 2012, as compared to 35% in 2011. This decrease was primarily due to an increase in net favorable permanent differences, along with a favorable adjustment to our unrecognized tax benefits, partially offset by the expiration of the research and development tax credit on December 31, 2011.

Operations by Segment

The following table presents a summary of our operating segment information for the years ended 2012 and 2011:

(In thousands)	2012	% of Revenue	2011	% of Revenue	% Change

Domestic Segment
Revenues	$2,341,304	100%	$1,894,454	100%	24%
Costs of revenue	548,813	23%	387,466	20%	42%
Operating expenses	506,249	22%	439,465	23%	15%
Total costs and expenses	1,055,062	45%	826,931	44%	28%

Domestic operating earnings	1,286,242	55%	1,067,523	56%	20%

Global Segment
Revenues	324,132	100%	308,699	100%	5%
Costs of revenue	59,384	18%	54,206	18%	10%
Operating expenses	131,580	41%	126,997	41%	4%
Total costs and expenses	190,964	59%	181,203	59%	5%

Global operating earnings	133,168	41%	127,496	41%	4%

Other, net	(847,748)		(735,221)		15%

Consolidated operating earnings	$571,662		$459,798		24%
Domestic Segment

•	Revenues increased 24% to $2.3 billion in 2012 from $1.9 billion in the same period in 2011. This increase was primarily driven by strong growth in technology resale and professional services.

•
Cost of revenues increased to 23% of revenues in 2012, compared to 20% in 2011. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 15% to $506.2 million in 2012, from $439.5 million in 2011, due primarily to growth in managed services and professional services expenses.

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

•	Cost of revenues was 18% in 2012 and 2011, due to a similar mix of sales.

•	Operating expenses increased 4% to $131.6 million in 2012 from $127.0 million in 2011, primarily due to overall growth in our Global segment.
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
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2013, we had cash and cash equivalents of $202.4 million and short-term investments of $677.0 million, as compared to cash and cash equivalents of $317.1 million and short-term investments of $719.7 million at the end of 2012.
Approximately 15% of our aggregate cash, cash equivalents and short-term investments at December 28, 2013 were held outside of the United States. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations; however, should the earnings of our foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2013, we were in compliance with all debt covenants. As of the end of 2013, we had no outstanding borrowings under this agreement; however, we had $17.1 million of outstanding letters of credit, which reduced our available borrowing capacity to $82.9 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2014.
The following table summarizes our cash flows in 2013, 2012 and 2011:

	For the Years Ended
(In thousands)	2013	2012	2011

Cash flows from operating activities	$695,865	$708,314	$546,294
Cash flows from investing activities	(688,429)	(701,631)	(565,091)
Cash flows from financing activities	(119,389)	66,034	48,853
Effect of exchange rate changes on cash	(2,790)	1,257	(1,421)
Total change in cash and cash equivalents	(114,743)	73,974	28,635

Cash and cash equivalents at beginning of period	317,120	243,146	214,511

Cash and cash equivalents at end of period	$202,377	$317,120	$243,146

Free cash flow (non-GAAP)	$168,339	$424,696	$358,557

Cash from Operating Activities

	For the Years Ended
(In thousands)	2013	2012	2011

Cash collections from clients	$3,050,633	$2,714,315	$2,211,361
Cash paid to employees and suppliers and other	(2,172,418)	(1,840,682)	(1,543,414)
Cash paid for interest	(6,973)	(6,448)	(5,786)
Cash paid for taxes, net of refund	(175,377)	(158,871)	(115,867)

Total cash from operations	$695,865	$708,314	$546,294
Cash flow from operations decreased $12.4 million in 2013 compared to 2012, due primarily to the previously mentioned payment related to a settlement charge, further described in Note (11) of our notes to consolidated financial statements. Cash flow from operations increased $162.0 million in 2012 compared to 2011, due primarily to the increase in cash impacting earnings, along with cash provided by working capital changes. During 2013, 2012 and 2011, we received total client cash collections of $3.1 billion, $2.7 billion and $2.2 billion, respectively, of which 2%, 3% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 67 days in the fourth quarter of 2013, 66 days in the third quarter of 2013 and 74 days in the fourth quarter of 2012. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 10% in 2013 and 10% in 2012. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

	For the Years Ended
(In thousands)	2013	2012	2011

Capital purchases	$(352,877)	$(183,429)	$(104,795)
Capitalized software development costs	(174,649)	(100,189)	(82,942)
Purchases of investments, net of sales and maturities	(36,221)	(354,603)	(291,393)
Other, net	(124,682)	(63,410)	(85,961)

Total cash flows from investing activities	$(688,429)	$(701,631)	$(565,091)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. The increased level of capital spending has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending is expected to remain elevated in 2014, but is expected to moderate by the third or fourth quarter of the year, at which point free cash flow is expected to strengthen.
Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The decline in net investment activity from 2012 to 2013 is primarily due to the increased capital spending discussed above, along with cash used for the stock repurchase program described below. We expect to continue short-term investment activity in 2014, as we expect strong levels of cash flow.
During 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.5 million, net of cash acquired. During 2012, we completed our acquisition of Anasazi for $40.5 million, net of cash acquired. During 2011, we completed our acquisitions of Resource Systems and Clairvia for approximately $28.1 million and $37.2 million, net of cash acquired, respectively. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.
Cash from Financing Activities

	For the Years Ended
(In thousands)	2013	2012	2011

Repayment of long-term debt and capital lease obligations	$(24,700)	$(17,083)	$(25,701)
Cash from option exercises (including excess tax benefits)	71,330	86,517	75,333
Treasury stock purchases	(170,042)	—	—
Other, net	4,023	(3,400)	(779)

Total cash flows from financing activities	$(119,389)	$66,034	$48,853
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2014 based on the number of exercisable options at the end of 2013 and our current stock price.
In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million of our common stock. During 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. All of the repurchased shares at the time of the stock split were utilized to settle a portion of the stock split distribution, as further described in Note (1) of our notes to consolidated financial statements. This program is now complete.
In December 2013, our Board of Directors authorized a stock repurchase program of up to $217.0 million of our common stock. We may purchase shares under this program in 2014, which will be dependent on a number of factors, including the price of our common stock.

Free Cash Flow

	For the Years Ended
(In thousands)	2013	2012	2011

Cash flows from operating activities (GAAP)	$695,865	$708,314	$546,294
Capital purchases	(352,877)	(183,429)	(104,795)
Capitalized software development costs	(174,649)	(100,189)	(82,942)

Free cash flow (non-GAAP)	$168,339	$424,696	$358,557

Free cash flow decreased $256.4 million from 2012 to 2013. This decrease is primarily due to increased capital spending in 2013 to support our growth initiatives and facilities requirements and capitalized spending to support our ongoing software development initiatives. Free cash flow for 2013 also includes a payment related to the settlement charge, described in Note (11) of our notes to consolidated financial statements. Free cash flow increased $66.1 million from 2011 to 2012. This increase was primarily due to the increase in cash impacting earning. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2013, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2014	2015	2016	2017	2018	2019 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$15,304	$15,304	$—	$—	$—	$—	$30,608
Interest on long-term debt obligations	1,696	848	—	—	—	—	2,544
Capital lease obligations	38,803	39,086	36,372	18,066	2,889	—	135,216
Interest on capital lease obligations	3,550	2,311	1,089	265	23	—	7,238

Other obligations(b):
Operating lease obligations	20,488	19,485	17,819	17,234	14,691	48,381	138,098
Purchase obligations	46,680	23,375	9,506	2,151	2,000	2,000	85,712

Total	$126,521	$100,409	$64,786	$37,716	$19,603	$50,381	$399,416
(a) At the end of 2013, liabilities for unrecognized tax benefits were $2.1 million.
(b) At the end of 2013, we had certain obligations related to the construction of office space in Kansas City, Kansas. Refer to Note (17) of the notes to consolidated financial statements for information regarding the construction.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2013, 2012 and 2011 were not significant.

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

We also recognize revenue for certain projects in which services are deemed essential to the functionality of the software using the percentage of completion method. Our revenue recognition is dependent upon our ability to reliably estimate the direct labor hours to complete a project which generally can span several years. We utilize our historical project experience and detailed planning process as a basis for our future estimates to complete current projects. Significant delays in completion of the projects, unforeseen cost increases or penalties could result in significant reductions to revenue and margins on these contracts. The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized in that period. This can result in a material impact on our results for a single reporting period.

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

Goodwill
Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2013 and 2012 and concluded that goodwill was not impaired. The assessments consisted of a qualitative analysis in accordance with new guidance effective in 2012. A key consideration in conducting those analyses was the growth in both the revenues and operating earnings of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2011, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2011. Goodwill amounted to $307.4 million and $247.6 million at the end of 2013 and 2012, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use a foreign-currency denominated debt instrument to reduce our foreign currency exchange rate exposure in the U.K. As of the end of 2013, we designated all of our Great Britain Pound (GBP) denominated long-term debt (18.6 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% adverse change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income in 2013 by approximately $1.9 million, as compared to $2.8 million in 2012. The 2013 model assumes an exchange rate of 1.648 at December 28, 2013 and a tax rate of 38.8%. The hypothetical decrease in other comprehensive income in 2013 from 2012 is a result of a lower amount of GBP denominated debt outstanding. Actual results may differ. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Notes required by this Item are submitted as a separate part of this report. See Note (20) to the Consolidated Financial Statements for supplementary financial information.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). The Company’s management has concluded that, as of December 28, 2013, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our Directors and any nominees to become Directors will be set forth under the caption “Information Concerning Directors” in our Proxy Statement in connection with the 2014 Annual Shareholders’ Meeting scheduled to be held May 23, 2014 (the Proxy Statement), and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding family relationships between any Director, Executive Officer or other person nominated to become a Director or Executive Officer will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated in this Item 10 by reference.

The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Corporate Governance: Code of Business Conduct and Ethics” in our Proxy Statement and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning our Audit Committee and our Audit Committee financial expert will be set forth under the caption “Committees of the Board: Audit Committee” in our Proxy Statement and is incorporated in this Item 10 by reference.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 28, 2013:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	24,959	$22.24	11,425
Equity compensation plans not approved by security holders	—	—	—

Total	24,959		11,425

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 28, 2013 and December 29, 2012

Consolidated Statements of Operations -Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

Consolidated Statements of Comprehensive Income - Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

Consolidated Statements of Cash Flows - Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended December 28, 2013 are included herein:

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

CERNER CORPORATION

Date: February 5, 2014	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	February 5, 2014
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	February 5, 2014
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	February 5, 2014
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 5, 2014
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 5, 2014
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese, M.D.	February 5, 2014
Denis A. Cortese, M.D., Director

/s/ John C. Danforth	February 5, 2014
John C. Danforth, Director

/s/ Linda M. Dillman	February 5, 2014
Linda M. Dillman, Director

/s/ William B. Neaves	February 5, 2014
William B. Neaves, Ph.D., Director

/s/ William D. Zollars	February 5, 2014
William D. Zollars, Director

/s/ Mitchell E. Daniels	February 5, 2014
Mitchell E. Daniels, Director

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3(a)	Second Restated Certificate of Incorporation, as amended	10-Q	3.1	7/26/2013

3(b)	Amended & Restated Bylaws as of September 16, 2008 (as amended March 31, 2010, March 9, 2011 and December 23, 2013)	8-K	3.2	12/23/2013

4(a)	Specimen stock certificate	10-K	4(a)	2/28/2007 0-15386/08646565

4(b)	Amended and Restated Credit Agreement, dated February 10, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.	8-K	99.1	2/13/2012 0-15386/12599122

4(c)
First Amendment to Amended and Restated Credit Agreement, dated December 28, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.

		10-K	4(c)	2/8/2013

4(d)	Note Purchase Agreement, dated November 1, 2005, among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers	8-K	99.1	11/7/2005 0-15386/051183275

10(a)*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 0-15386/07658265

10(b)*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010

10(c)*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008 0-15386/08646565

10(d)*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 0-15386/1603080

10(e)*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 0-15386/08646565

10(f)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan	S-8	4.5	5/27/2011

10(g)*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	S-8	4.6	5/27/2011

10(h)*	Cerner Corporation Qualified Performance-Based Compensation Plan (as Amended and Restated) dated May 28, 2010	DEF 14A	Annex I	4/16/2010

10(i)*	Form of 2013 Executive Performance Agreement	10-Q	10.1	4/26/2013

10(j)*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008 0-15386/08646565

10(l)*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated (for I.R.C. § 409A) Effective December 31, 2012	10-K	10(l)	2/8/2013

10(m)*	Exhibit A Severance Matrix, effective April 1, 2011 to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	4/29/2011

10(n)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 0-15386/05688830

10(o)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 0-15386/051193974

10(p)*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 0-15386/05688830

10(q)*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 0-15386/05688830

10(r)*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010

10(s)*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 0-15386/08646565

10(t)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.1	7/27/2012

10(u)	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013

10(v)*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013

10(w)	Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal L. Patterson dated July 24, 2013	10-Q	10.1	7/26/2013

10(x)	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010

10(y)	Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated July 30, 2013	8-K	10.1	8/1/2013

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
* Indicates a management contract or compensatory plan or arrangement required to be identified by Part IV, Item 15(a)(3).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited Cerner Corporation and subsidiaries’ internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cerner Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on Cerner Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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
In our opinion, Cerner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three‑year period ended December 28, 2013, and our report dated February 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Kansas City, Missouri
February 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the years in the three‑year period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation and subsidiaries’ internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2014 expressed an unqualified opinion on the effectiveness of Cerner Corporation and subsidiaries’ internal control over financial reporting.

/s/KPMG LLP
Kansas City, Missouri
February 5, 2014

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 28, 2013 and December 29, 2012

(In thousands, except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$202,377	$317,120
Short-term investments	677,004	719,665
Receivables, net	582,926	577,848
Inventory	32,299	23,681
Prepaid expenses and other	175,488	113,572
Deferred income taxes, net	91,614	38,620
Total current assets	1,761,708	1,790,506

Property and equipment, net	792,781	569,708
Software development costs, net	347,077	267,307
Goodwill	307,422	247,616
Intangible assets, net	144,132	132,045
Long-term investments	554,873	509,467
Other assets	190,371	187,819

Total assets	$4,098,364	$3,704,468

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$145,019	$141,212
Current installments of long-term debt and capital lease obligations	54,107	59,582
Deferred revenue	209,746	189,652
Accrued payroll and tax withholdings	147,986	125,253
Other accrued expenses	83,574	64,413
Total current liabilities	640,432	580,112

Long-term debt and capital lease obligations	111,717	136,557
Deferred income taxes and other liabilities	170,392	143,212
Deferred revenue	8,159	10,937
Total liabilities	930,700	870,818

Shareholders’ Equity:
Cerner Corporation shareholders’ equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 344,338,030 shares issued at December 28, 2013 and 344,178,702 shares issued at December 29, 2012	3,443	3,442
Additional paid-in capital	812,853	840,769
Retained earnings	2,393,048	1,994,694
Treasury stock, 570,616 shares at December 28, 2013	(28,251)	—
Accumulated other comprehensive loss, net	(13,429)	(5,255)
Total shareholders’ equity	3,167,664	2,833,650

Total liabilities and shareholders’ equity	$4,098,364	$3,704,468

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011

	For the Years Ended
(In thousands, except per share data)	2013	2012	2011

Revenues:
System sales	$847,809	$902,799	$706,714
Support, maintenance and services	1,992,830	1,707,329	1,451,747
Reimbursed travel	70,109	55,308	44,692

Total revenues	2,910,748	2,665,436	2,203,153
Costs and expenses:
Cost of system sales	302,374	427,456	296,561
Cost of support, maintenance and services	142,239	125,433	100,419
Cost of reimbursed travel	70,109	55,308	44,692
Sales and client service	1,173,051	1,020,640	869,962
Software development (Includes amortization of $94,688, $81,731 and $79,098, respectively)	338,786	301,370	286,801
General and administrative	308,177	163,567	144,920

Total costs and expenses	2,334,736	2,093,774	1,743,355

Operating earnings	576,012	571,662	459,798

Other income, net	12,042	16,046	9,896

Earnings before income taxes	588,054	587,708	469,694
Income taxes	(189,700)	(190,476)	(163,067)

Net earnings	$398,354	$397,232	$306,627

Basic earnings per share	$1.16	$1.16	$0.91
Diluted earnings per share	$1.13	$1.13	$0.88
Basic weighted average shares outstanding	343,636	341,861	337,267
Diluted weighted average shares outstanding	352,281	351,394	347,734
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011

	For the Years Ended
(In thousands)	2013	2012	2011

Net earnings	$398,354	$397,232	$306,627
Foreign currency translation adjustment and other (net of tax benefits of $3,604, $1,396 and $2,162, respectively)	(8,185)	6,511	(7,776)
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes of $10, $125 and $0, respectively)	11	201	—

Comprehensive income	$390,180	$403,944	$298,851
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011

	For the Years Ended
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$398,354	$397,232	$306,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	263,538	222,580	212,556
Share-based compensation expense	46,295	36,113	27,919
Provision for deferred income taxes	(22,647)	8,342	(22,113)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(9,599)	(83,705)	(128,979)
Inventory	(8,111)	(279)	(12,329)
Prepaid expenses and other	(36,038)	(2,224)	9,974
Accounts payable	4,130	35,265	17,504
Accrued income taxes	14,694	(22,784)	26,053
Deferred revenue	18,053	33,277	33,792
Other accrued liabilities	27,196	84,497	75,290

Net cash provided by operating activities	695,865	708,314	546,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(352,877)	(183,429)	(104,795)
Capitalized software development costs	(174,649)	(100,189)	(82,942)
Purchases of investments	(1,106,819)	(1,286,997)	(1,083,274)
Sales and maturities of investments	1,070,598	932,394	791,881
Purchase of other intangibles	(56,805)	(22,870)	(20,620)
Acquisition of businesses, net of cash acquired	(67,877)	(40,540)	(65,341)

Net cash used in investing activities	(688,429)	(701,631)	(565,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(24,700)	(17,083)	(25,701)
Proceeds from excess tax benefits from share-based compensation	39,927	48,370	36,433
Proceeds from exercise of options	31,403	38,147	38,900
Treasury stock purchases	(170,042)	—	—
Contingent consideration payments for acquisition of businesses	(800)	(3,400)	(779)
Other	4,823	—	—

Net cash provided by (used in) financing activities	(119,389)	66,034	48,853

Effect of exchange rate changes on cash and cash equivalents	(2,790)	1,257	(1,421)

Net increase (decrease) in cash and cash equivalents	(114,743)	73,974	28,635
Cash and cash equivalents at beginning of period	317,120	243,146	214,511

Cash and cash equivalents at end of period	$202,377	$317,120	$243,146

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,973	$6,448	$5,786
Income taxes, net of refunds	175,377	158,871	115,867
Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired (assumed)	$2,550	$(6,375)	$(8,464)
Fair value of intangible assets acquired	25,489	18,559	32,264
Fair value of goodwill	59,570	35,281	50,751
Less: Fair value of contingent liability payable	(18,982)	(1,916)	(5,235)
Less: Fair value of working capital settlement payable	—	—	(939)
Cash paid for acquisitions	68,627	45,549	68,377
Cash acquired	(750)	(5,009)	(3,036)

Net cash used	$67,877	$40,540	$65,341
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011

	Common Stock		Additional	Retained	Treasury	Accumulated Other	Noncontrolling
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Stock	Comprehensive Income (Loss)	Interest

Balance at January 1, 2011	332,958	$3,330	$615,323	$1,290,835	$—	$(4,191)	$120

Exercise of stock options (including net-settled option exercises)	6,174	62	38,838	—	—	—	—

Employee share-based compensation expense	—	—	27,919	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	39,714	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(7,776)	—

Net earnings	—	—	—	306,627	—	—	—

Balance at December 31, 2011	339,132	3,392	721,794	1,597,462	—	(11,967)	120

Exercise of stock options (including net-settled option exercises)	5,047	50	32,536	—	—	—	—

Employee share-based compensation expense	—	—	36,113	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	50,326	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	6,712	—

Dissolution of underlying entity	—	—	—	—	—	—	(120)

Net earnings	—	—	—	397,232	—	—	—

Balance at December 29, 2012	344,179	3,442	840,769	1,994,694	—	(5,255)	—

Exercise of stock options (including net-settled option exercises)	3,204	32	27,056	—	—	—	—

Employee share-based compensation expense	—	—	46,295	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	40,493	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(8,174)

Treasury stock purchases	—	—	—	—	(170,042)	—	—

Distribution of treasury stock in stock split	(3,045)	(31)	(141,760)	—	141,791	—	—

Net earnings	—	—	—	398,354	—	—	—

Balance at December 28, 2013	344,338	$3,443	$812,853	$2,393,048	$(28,251)	$(13,429)	$—

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of Cerner Corporation (Cerner, the Company, we, us or our) and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using accounting principles generally accepted in the United States. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 consisted of 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

On May 24, 2013, the Board of Directors of the Company approved a two-for-one split of our common stock in the form of a one hundred percent (100%) stock dividend, which was distributed on or about June 28, 2013 to shareholders of record as of June 17, 2013. In connection with the stock split, 3.0 million treasury shares, which represents the amount held in treasury on June 28, 2013, were utilized to settle a portion of the distribution. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split including the use of treasury shares, as if the stock split had occurred at the beginning of the earliest period presented.

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

Since we do not have vendor specific objective evidence (VSOE) of fair value on software licenses within our multiple element arrangements, we recognize revenue on our software and software-related elements using the residual method. Under the residual method, license revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, when software is delivered, installed and all other conditions to revenue recognition are met. We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and software as a service portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, other than installation services, based on hourly rates which we charge for these services when sold apart from a software license; and sublicensed software based on its price when sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions, including project-related installation services. If evidence of the fair value cannot be established for the undelivered elements of a license agreement using VSOE, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE of fair value can be established.

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

We provide implementation and consulting services. These services vary depending on the scope and complexity of the engagement. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Except for limited arrangements where our software requires significant modifications or customization, implementation and consulting services generally are not deemed to be essential to the functionality of the software and, thus, do not impact the timing of the software license recognition. However, if software license fees are tied to implementation milestones, then the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become due and payable and non-forfeitable. Implementation fees are recognized over the service period, which may extend from nine months to several years for multi-phased projects.

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

Where we have contractually agreed to develop new or customized software code for a client, we utilize percentage-of-completion accounting, labor-hours method.

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

(c) Investments – Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds. Our long-term investments are primarily invested in government and corporate bonds with maturities of less than two years. All of our investments, other than a small portion accounted for under the cost and equity methods, are classified as available-for-sale.

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

(d) Concentrations - Substantially all of our cash and cash equivalents are held at five major financial institutions. The majority of our cash equivalents consist of money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of the end of 2013, we had a significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

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

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2013, 2012 or 2011. Refer to Note (7) for more information of Goodwill and other intangible assets.

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

(k) Income Taxes - Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (13) for additional information regarding income taxes.

(l) Earnings per Common Share - Basic earnings per share (EPS) excludes dilution and is computed, in accordance with ASC 260, Earnings Per Share, by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Refer to Note (14) for additional details of our earnings per share computations.

(m) Accounting for Share-based Payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (15) for a detailed discussion of share-based payments.

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

(p) Recently Adopted Accounting Pronouncements
Comprehensive Income. In the first quarter of 2013, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). ASU 2013-02 requires an entity to disclose, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI into net income and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity would instead cross reference to the related footnote for additional information. The adoption of this standard did not impact disclosures in these consolidated financial statements, as AOCI reclassification amounts are not material to the Company.

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

Labotix

On March 18, 2013, we purchased 100% of the outstanding stock of Labotix Corporation (together with its wholly owned subsidiary Labotix Automation, Inc., Labotix). Labotix is a developer of laboratory automation solutions for clinical laboratories. We believe the combination of Cerner Millennium, Cerner Copath, and Labotix will allow us to offer a comprehensive set of capabilities to support high volume laboratory testing.

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

Anasazi Software, Inc.

On November 26, 2012, we completed the purchase of 100% of the outstanding stock of Anasazi Software, Inc. (Anasazi). Anasazi is a provider of behavioral health technology solutions. We believe the combination of Cerner Millennium, including in-patient behavioral health, and Anasazi's community behavioral health solutions create a more comprehensive offering in the market.

Consideration for the acquisition of Anasazi was $47.7 million consisting of up-front cash plus contingent consideration, which was payable upon the achievement of certain revenue milestones during 2013 from Anasazi solutions and services. During 2013, we paid $0.8 million to satisfy all contingent consideration obligations.

The acquisition of Anasazi was treated as a purchase in accordance with ASC 805, Business Combinations. The final allocation of purchase price is summarized below:

(In thousands)	Allocation Amount

Tangible assets and liabilities
Current assets	$5,962
Property and equipment	798
Current liabilities	(6,365)
Deferred income taxes, net	(5,851)
Total net tangible liabilities	(5,456)

Intangible assets
Customer relationships	12,829
Existing technologies	5,218
Trade names	512
Total intangible assets	18,559

Goodwill	34,595

Total purchase price	$47,698

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

The goodwill of $34.6 million arising from the acquisition consists largely of the synergies and economies of scale, including the value of the assembled workforce, expected from combining the operations of Cerner and Anasazi. All of the goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of 12 years. The operating results of Anasazi were combined with our operating results subsequent to the purchase date of November 26, 2012. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

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

The operating results of Resource Systems were combined with our operating results subsequent to the purchase date of May 23, 2011.

(3) Investments

Available-for-sale investments at the end of 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$57,254	$—	$—	$57,254
Time deposits	7,771	—	—	7,771
Commercial Paper	3,000	—	—	3,000
Government and corporate bonds	410	—	—	410
Total cash equivalents	68,435	—	—	68,435

Short-term investments:
Time deposits	70,303	12	—	70,315
Commercial paper	33,750	1	(9)	33,742
Government and corporate bonds	572,670	356	(79)	572,947
Total short-term investments	676,723	369	(88)	677,004

Long-term investments:
Government and corporate bonds	542,644	346	(279)	542,711

Total available-for-sale investments	$1,287,802	$715	$(367)	$1,288,150

Available-for-sale investments at the end of 2012 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$68,267	$—	$—	$68,267
Time deposits	24,068	—	—	24,068
Total cash equivalents	92,335	—	—	92,335

Short-term investments:
Time deposits	90,535	17	(2)	90,550
Commercial paper	86,500	15	(57)	86,458
Government and corporate bonds	542,236	497	(76)	542,657
Total short-term investments	719,271	529	(135)	719,665

Long-term investments:
Time deposits	6,190	10	(3)	6,197
Government and corporate bonds	496,845	324	(399)	496,770
Total long-term investments	503,035	334	(402)	502,967

Total available-for-sale investments	$1,314,641	$863	$(537)	$1,314,967

Investments reported under the cost method of accounting as of December 28, 2013 and December 29, 2012 were $7.2 million and $6.5 million, respectively. Investments reported under the equity method of accounting as of December 28, 2013 were $5.0 million.

We sold available-for-sale investments for proceeds of $125.3 million and $28.6 million in 2013 and 2012, respectively, resulting in insignificant gains.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$57,254	$—	$—
Time deposits	Cash equivalents	—	7,771	—
Commercial paper	Cash equivalents	—	3,000	—
Government and corporate bonds	Cash equivalents	—	410	—
Time deposits	Short-term investments	—	70,315	—
Commercial paper	Short-term investments	—	33,742	—
Government and corporate bonds	Short-term investments	—	572,947	—
Government and corporate bonds	Long-term investments	—	542,711	—
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2012:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$68,267	$—	$—
Time deposits	Cash equivalents	—	24,068	—
Time deposits	Short-term investments	—	90,550	—
Commercial paper	Short-term investments	—	86,458	—
Government and corporate bonds	Short-term investments	—	542,657	—
Time deposits	Long-term investments	—	6,197	—
Government and corporate bonds	Long-term investments	—	496,770	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at the end of 2013 and 2012 was approximately $32.6 million and $59.0 million, respectively. The carrying amount of such fixed-rate debt at the end of 2013 and 2012 was $30.6 million and $54.8 million, respectively.

(5) Receivables

Receivables consist of accounts receivable and the current portion of amounts due under sales-type leases. Accounts receivable represent recorded revenues that have been billed. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to health care providers located throughout the United States and in certain non-U.S. countries.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2013, 2012, and 2011 totaled $7.0 million, $13.5 million and $11.4 million, respectively.

A summary of net receivables is as follows:

(In thousands)	2013	2012

Gross accounts receivable	$583,312	$581,386
Less: Allowance for doubtful accounts	36,286	33,230

Accounts receivable, net of allowance	547,026	548,156

Current portion of lease receivables	35,900	29,692

Total receivables, net	$582,926	$577,848

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain medical devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2013	2012

Minimum lease payments receivable	$146,566	$152,112
Less: Unearned income	7,602	8,206

Total lease receivables	138,964	143,906

Less: Long-term receivables included in other assets	103,064	114,214

Current portion of lease receivables	$35,900	$29,692

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(In thousands)

2014	$43,089
2015	43,015
2016	38,536
2017	18,910
2018	3,016

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We are in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of December 28, 2013, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at the end of 2013 and 2012. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During 2013 and 2012, we received total client cash collections of $3.1 billion and $2.7 billion, respectively, of which $60.8 million and $69.1 million were received from third party arrangements with non-recourse payment assignments.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2013	2012

Computer and communications equipment	1	—	5	$963,301	$817,186
Land, buildings and improvements	12	—	50	411,382	281,798
Leasehold improvements	1	—	15	160,030	146,004
Furniture and fixtures	5	—	12	72,601	63,848
Capital lease equipment	3	—	5	3,207	3,194
Other equipment	3	—	20	710	575

				1,611,231	1,312,605

Less accumulated depreciation and leasehold amortization				818,450	742,897

Total property and equipment, net				$792,781	$569,708

Depreciation and leasehold amortization expense for 2013, 2012 and 2011 was $135.7 million, $120.1 million and $117.9 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	2013	2012

Beginning Balance	$247,616	$211,826
Goodwill recorded in connection with business acquisitions	59,570	35,281
Foreign currency translation adjustment and other	236	509

Ending Balance	$307,422	$247,616

Our intangible assets subject to amortization are amortized on a straight-line basis, and are summarized as follows:

	2013		2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Purchased software	$168,798	$89,691	$153,330	$67,178
Customer lists	100,909	68,094	90,376	62,403
Other	45,915	13,705	27,296	9,376

Total	$315,622	$171,490	$271,002	$138,957

Intangible assets, net		$144,132		$132,045

Amortization expense for 2013, 2012 and 2011 was $32.9 million, $20.3 million and $14.7 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2014	$33,371
2015	30,930
2016	26,364
2017	19,625
2018	5,387

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2013	2012	2011

Software development costs	$418,747	$319,828	$290,645
Capitalized software development costs	(174,649)	(100,189)	(82,942)
Amortization of capitalized software development costs	94,688	81,731	79,098

Total software development expense	$338,786	$301,370	$286,801

Accumulated amortization as of the end of 2013 and 2012 was $798.0 million and $703.1 million, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2013	2012

Note agreement, 5.54%	$30,608	$45,045
Senior Notes, Series B, 6.42%	—	9,750
Capital lease obligations	135,216	141,344

Total debt and capital lease obligations	165,824	196,139
Less: current portion	(54,107)	(59,582)

Long-term debt and capital lease obligations	$111,717	$136,557

In November 2005, we completed a £65.0 million unsecured private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2013.

In December 2002, we completed a $60.0 million unsecured private placement of debt pursuant to a Note Agreement. The Series A Senior Notes, with a $21.0 million principal amount at 5.57% were paid in full in 2008. The Series B Senior Notes, with a $39.0 million principal amount at 6.42%, were paid in full in 2013.

Our capital lease obligations are primarily related to the procurement of hardware and medical devices, and generally have a term of five years.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness at the end of 2013 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Principal Amount of Indebtedness	Total

2014	$42,353	$3,550	$38,803	$15,304	$54,107
2015	41,397	2,311	39,086	15,304	54,390
2016	37,461	1,089	36,372	—	36,372
2017	18,331	265	18,066	—	18,066
2018	2,912	23	2,889	—	2,889

Total	$142,454	$7,238	$135,216	$30,608	$165,824

We maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2013, we were in compliance with all debt covenants. As of the end of 2013, we had no outstanding borrowings under this agreement; however, we had $17.1 million of outstanding letters of credit, which reduced our available borrowing capacity to $82.9 million.

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

(In thousands)		2013
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Loss

Net investment hedge	Short-term liabilities	$15,304	$178
Net investment hedge	Long-term liabilities	15,304	178

Total net investment hedge		$30,608	$356

(In thousands)		2012
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Loss

Net investment hedge	Short-term liabilities	$15,015	$451
Net investment hedge	Long-term liabilities	30,030	981

Total net investment hedge		$45,045	$1,432

(11) Settlement Charge

On December 10, 2013, the Company received an interim ruling on a pending arbitration matter between Cerner and a client, awarding the client damages and awarding us part of our counterclaim to collect accounts receivable. This client dispute arose from allegations that a certain patient accounting software solution sold to the client in 2008 was defective and did not deliver the promised benefits. As of December 28, 2013, this matter has been resolved and paid. We recognized a gross pre-tax charge of $106.2 million in the fourth quarter of 2013, which is included in general and administrative expense in our consolidated statements of operations.

(12) Other Income

A summary of other income is as follows:

	For the Years Ended
(In thousands)	2013	2012	2011

Interest income	$15,314	$16,543	$15,191
Interest expense	(4,226)	(5,068)	(5,341)
Other	954	4,571	46

Other income, net	$12,042	$16,046	$9,896

Other income in 2012 includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

(13) Income Taxes

Income tax expense (benefit) for 2013, 2012 and 2011 consists of the following:

	For the Years Ended
(In thousands)	2013	2012	2011

Current:
Federal	$178,424	$164,690	$162,288
State	25,148	13,302	19,061
Foreign	8,775	4,142	3,831
Total current expense	212,347	182,134	185,180
Deferred:
Federal	(9,792)	9,035	(15,927)
State	(7,116)	4,453	(5,410)
Foreign	(5,739)	(5,146)	(776)
Total deferred expense (benefit)	(22,647)	8,342	(22,113)

Total income tax expense	$189,700	$190,476	$163,067

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2013 and 2012 relate to the following:

(In thousands)	2013	2012

Deferred tax assets:
Accrued expenses	$22,948	$20,346
Tax credits and separate return net operating losses	25,612	21,412
Share based compensation	44,856	35,323
Contract and service revenues and costs	65,407	17,339
Other	12,529	6,890
Gross deferred tax assets	171,352	101,310
Less: Valuation allowance	(896)	—
Total deferred tax assets	170,456	101,310

Deferred tax liabilities:
Software development costs	(130,583)	(101,393)
Depreciation and amortization	(113,492)	(96,695)
Other	(2,859)	(5,537)
Total deferred tax liabilities	(246,934)	(203,625)

Net deferred tax liability	$(76,478)	$(102,315)

At the end of 2013, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $6.5 million that are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from foreign jurisdictions of $0.4 million that are available to offset future taxable income, if any, through 2024 and $52.4 million that are available to offset future taxable income, if any, with no expiration. We had a deferred tax asset for state net operating loss carry-forwards of $0.6 million which are available to offset future taxable income, if any, through 2033. In addition, we have a state income tax credit carry-forward of $8.5 million available to offset income tax liabilities through 2029.

During 2013, we recorded a valuation allowance of $0.9 million against our deferred tax asset for certain foreign net operating losses, generated in prior years, because we concluded that it is not more likely than not that we will generate income of the appropriate character to utilize these losses. We expect to fully utilize all the remaining net operating loss and tax credit carry-forwards in future periods.

At the end of 2013, we had not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $107 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2013, 2012, and 2011 were 32%, 32%, and 35%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2013	2012	2011

Tax expense at statutory rates	$205,819	$205,698	$164,393
State income tax, net of federal benefit	17,502	13,856	11,439
Tax credits	(18,683)	(1,510)	(5,520)
Unrecognized tax benefit (including interest)	(20)	(12,832)	102
Permanent differences	(14,760)	(19,900)	(2,472)
Other, net	(158)	5,164	(4,875)

Total income tax expense	$189,700	$190,476	$163,067

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2013	2012	2011

Unrecognized tax benefit - beginning balance	$2,176	$14,640	$14,100
Gross increases (decreases) - tax positions in prior periods	(76)	(12,464)	540

Unrecognized tax benefit - ending balance	$2,100	$2,176	$14,640

All of the unrecognized tax benefit will favorably impact our effective tax rate if recognized. We anticipate that it is reasonably possible that our unrecognized tax benefits will decrease by up to $2 million within the next twelve months due to the potential settlement of examinations and lapse of the statutes of limitations in various taxing jurisdictions. Our federal returns have been examined by the Internal Revenue Service through 2009. We have various state and foreign returns under examination.

The 2013 beginning and ending amounts of accrued interest related to unrecognized tax benefits were $0.1 million and $0.2 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations. No accrual for tax penalties was recorded at the end of the year.

(14) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2013			2012			2011
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$398,354	343,636	$1.16	$397,232	341,861	$1.16	$306,627	337,267	$0.91
Effect of dilutive securities:
Stock options and non-vested shares	—	8,645		—	9,533		—	10,467
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$398,354	352,281	$1.13	$397,232	351,394	$1.13	$306,627	347,734	$0.88

Options to purchase 6.1 million, 4.6 million and 4.2 million shares of common stock at per share prices ranging from $36.92 to $56.39, $27.62 to $42.98 and $19.68 to $34.23, were outstanding at the end of 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(15) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2013, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2013, 11.4 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

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

•	The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

	2013	2012	2011

Expected volatility (%)	30.5%	34.8%	36.5%
Expected term (yrs)	9.1	9.1	8.6
Risk-free rate (%)	1.9%	2.1%	2.2%

Stock option activity for 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,072	$16.99
Granted	3,684	47.86
Exercised	(3,084)	10.51
Forfeited and expired	(265)	37.66
Outstanding at end of year	24,407	22.24	$813,779	6.22

Exercisable at end of year	14,149	$10.68	$635,337	4.77

	For the Years Ended
(In thousands, except for grant date fair values)	2013	2012	2011

Weighted-average grant date fair values	$19.57	$18.52	$14.45

Total intrinsic value of options exercised	$118,051	$152,117	$117,601

Cash received from exercise of stock options	31,403	38,147	38,900

Tax benefit realized upon exercise of stock options	43,523	55,952	44,908
As of the end of 2013, there was $121.6 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.22 years.

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

Non-vested share activity for 2013 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	602	$28.41
Granted	238	46.66
Vested	(278)	24.10
Forfeited	(10)	22.73

Outstanding at end of year	552	$38.54

	For the Years Ended
(In thousands, except for grant date fair values)	2013	2012	2011

Weighted average grant date fair values for shares granted during the year	$46.66	$38.28	$27.04

Total fair value of shares vested during the year	$13,649	$2,612	$2,527
As of the end of 2013, there was $11.4 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.49 years.

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

Share Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2013	2012	2011

Stock option and non-vested share compensation expense	$46,295	$36,113	$27,919
Associate stock purchase plan expense	3,704	2,859	2,180
Amounts capitalized in software development costs, net of amortization	(1,045)	(860)	(620)

Amounts charged against earnings, before income tax benefit	$48,954	$38,112	$29,479

Amount of related income tax benefit recognized in earnings	$18,607	$14,578	$11,256

Preferred Stock

As of the end of 2013 and 2012, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock
In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million, excluding transaction costs, of our common stock. During 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. All of the repurchased shares at the time of the stock split were utilized to settle a portion of the stock split distribution, as further described in Note (1) of our notes to consolidated financial statements. This program is now complete.
In December 2013, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $217.0 million of our common stock. We have yet to repurchase any shares under this program.

Authorized Shares

Effective May 24, 2013, we amended our Second Restated Certificate of Incorporation of Cerner Corporation to increase the number of authorized shares of our common stock from 250,000,000 to 500,000,000 shares.

(16) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. We have a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. Our first tier discretionary match expenses for the Plan amounted to $14.9 million, $12.3 million and $10.5 million for 2013, 2012 and 2011, respectively.

We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Only participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the discretionary match contribution. For the years ended 2013, 2012 and 2011 we expensed $13.5 million, $11.9 million and $10.5 million for the second tier discretionary distributions, respectively.

(17) Related Party Transactions

Continuous Campus

During 2009, as part of our long-term space planning analysis, we determined that we would require additional office space for associates to accommodate our anticipated growth. We evaluated various sites in the Kansas City metropolitan area and negotiated with several different governmental entities regarding available incentives. Upon completion of this review, we decided to proceed with an office development (known as our “Continuous Campus”) in Wyandotte County, Kansas. In order to maximize available incentives, we agreed to pursue the office development in conjunction with the development of an 18,000 seat, multi-sport stadium complex and related recreational athletic complex.

The stadium complex was developed by Kansas Unified Development, LLC (the “Developer”), an entity controlled by Neal Patterson, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Clifford Illig, Vice Chairman of the Board of Directors of the Company. Sporting Kansas City (“Sporting KC”) is the principal tenant of the stadium complex. OnGoal LLC (“OnGoal”), the owner of the Sporting KC professional soccer club, is also controlled by Messrs. Patterson and Illig.

The Company currently estimates it will receive incentives in the aggregate of $82.0 million from the Developer, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) and the Kansas Department of Commerce. Components of the $82.0 million of incentives are described below:

Cash Grants - In January 2014 we received $48.0 million of cash grants from the Kansas Department of Commerce for project costs. The State of Kansas has issued bonds in order to fund these incentives and has incurred costs of issuance and debt service obligations. As consideration for the grant, we made certain new job and state payroll tax withholding commitments. Should aggregate state payroll tax withholdings (related to associates at our Continuous Campus) over a 10-year period commencing in January 2014 be less than $51.9 million (the $48.0 million of cash we received plus amounts representing debt service costs incurred by the State of Kansas), we would be required to repay the shortfall. The $51.9 million maximum repayment amount will be adjusted up or down during the 10-year period, based on any future change to Kansas payroll tax withholding rates.

Under a separate agreement, the Developer and OnGoal have agreed to be responsible for certain shortfall payments that may become due. If no payment from Developer or OnGoal becomes due at the end of the 10-year period, the Developer or OnGoal will pay us a success fee of $4.0 million.

We recorded the cash grants as an obligation/liability at $48.0 million, upon receipt in January 2014. Over time this liability will accrete, utilizing the effective interest method, up to the maximum repayment amount, offset by reductions based on actual state payroll tax withholdings generated by our Continuous Campus associates. This activity will be recognized as a component of operating expense as it occurs over a period not to exceed 10 years.

Sales Tax Exemptions - We have received a sales tax exemption on materials and other fixed assets purchased in connection with the construction. As such, we will not be required to remit an aggregate of $13.0 million of sales tax on these capital purchases.

State Income Tax Credits - We expect state income tax credits to aggregate $17.0 million. Such credits are available to offset our Kansas state income tax in the future, and will be recognized as a reduction of income tax expense as we are eligible to claim them.

Land - We acquired the land for our Continuous Campus from the Unified Government with certain contingencies upon which the office complex was being constructed. The purchase price of the land, equal to the site’s fair market value, is being paid by the Developer. In the second quarter of 2012, we commenced vertical construction on the office development, which resolved contingencies and the land contributed to the Company from the Unified Government was recorded at its $4.0 million appraisal value.

In 2012, we contracted with GRAND Construction, LLC (“Coordinator”), a limited liability company owned in part by an entity controlled by Messrs. Patterson and Illig, to coordinate, supervise, schedule and assist with managing the development, design and construction of our Continuous Campus. Under the agreement, we paid Coordinator $1.4 million in both 2013 and 2012. Amounts due in future periods under this arrangement are not expected to be material.

We also paid Coordinator $0.3 million in both 2013 and 2012 for separate projects to make improvements to parking facilities utilized by one of our other office campuses.

Future Office Development

In December 2013, we purchased approximately 237 acres of land located in Kansas City, Missouri, from Trails Properties II, Inc. (“Trails”), for $42.5 million. Trails is an entity controlled by Messrs. Patterson and Illig. The property was acquired as a site for future office space development to further accommodate our anticipated growth.

(18) Commitments

Leases

We are committed under operating leases primarily for office and data center space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2013, 2012 and 2011 was $20.0 million, $18.1 million and $17.6 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2014	$20,488
2015	19,485
2016	17,819
2017	17,234
2018	14,691
2019 and thereafter	48,381

$138,098

Purchase Obligations
We have purchase commitments with various vendors through 2019. These commitments represent non-cancellable commitments primarily to provide ongoing support, maintenance and service to our clients. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2014	$46,680
2015	23,375
2016	9,506
2017	2,151
2018	2,000
2019 and thereafter	2,000

$85,712

(19) Segment Reporting

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. “Other” includes expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative (including the settlement charge discussed in Note (11)), share-based compensation expense and depreciation. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures.

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of our operating segments and other expense for 2013, 2012 and 2011:

(In thousands)	Domestic	Global	Other	Total

2013
Revenues	$2,550,115	$360,633	$—	$2,910,748

Cost of revenues	458,540	56,182	—	514,722
Operating expenses	600,341	115,281	1,104,392	1,820,014
Total costs and expenses	1,058,881	171,463	1,104,392	2,334,736

Operating earnings (loss)	$1,491,234	$189,170	$(1,104,392)	$576,012

(In thousands)	Domestic	Global	Other	Total

2012
Revenues	$2,341,304	$324,132	$—	$2,665,436

Cost of revenues	548,813	59,384	—	608,197
Operating expenses	506,249	131,580	847,748	1,485,577
Total costs and expenses	1,055,062	190,964	847,748	2,093,774

Operating earnings (loss)	$1,286,242	$133,168	$(847,748)	$571,662

(In thousands)	Domestic	Global	Other	Total

2011
Revenues	$1,894,454	$308,699	$—	$2,203,153

Cost of revenues	387,466	54,206	—	441,672
Operating expenses	439,465	126,997	735,221	1,301,683
Total costs and expenses	826,931	181,203	735,221	1,743,355

Operating earnings (loss)	$1,067,523	$127,496	$(735,221)	$459,798

(20) Quarterly Results (unaudited)

Selected quarterly financial data for 2013 and 2012 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2013 quarterly results:

First Quarter	$680,029	$159,613	$110,040	$0.32	$0.31

Second Quarter	707,561	169,189	112,907	0.33	0.32

Third Quarter	727,830	172,747	115,344	0.34	0.33

Fourth Quarter(a)	795,328	86,505	60,063	0.17	0.17

Total	$2,910,748	$588,054	$398,354

(a) Fourth quarter results include a pre-tax settlement charge of $106.2 million, as further described in Note (11).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2012 quarterly results:

First Quarter	$641,212	$130,063	$88,708	$0.26	$0.25

Second Quarter	637,358	138,897	97,829	0.29	0.28

Third Quarter	676,482	151,047	98,887	0.29	0.28

Fourth Quarter	710,384	167,701	111,808	0.33	0.32

Total	$2,665,436	$587,708	$397,232

Schedule II
CERNER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisitions and Consolidation of Variable Interest Entity	Deductions	Balance at End of Period
Description

2011

Doubtful Accounts and Sale Allowances	$15,550	11,365	31	(2,676)	$24,270

2012

Doubtful Accounts and Sale Allowances	$24,270	13,483	8	(4,531)	$33,230

2013

Doubtful Accounts and Sale Allowances	$33,230	6,954	489	(4,387)	$36,286

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

Under date of February 5, 2014, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three‑year period ended December 28, 2013, which are included in the Cerner Corporation 2013 Annual Report on Form 10‑K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule noted as Schedule II under Item 15(a)(2). This consolidated financial statement schedule is the responsibility of Cerner Corporation and subsidiaries’ management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Kansas City, Missouri
February 5, 2014