Form 10-Q
period 2014-03-29
CERNER CORP /MO/
filed 2014-04-25
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common Stock, $0.01 par value per share	343,371,936 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 29, 2014 (unaudited) and December 28, 2013

(In thousands, except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$219,928	$202,377
Short-term investments	811,327	677,004
Receivables, net	564,086	582,926
Inventory	28,257	32,299
Prepaid expenses and other	198,961	175,488
Deferred income taxes, net	92,622	91,614
Total current assets	1,915,181	1,761,708

Property and equipment, net	845,104	792,781
Software development costs, net	366,676	347,077
Goodwill	307,081	307,422
Intangible assets, net	138,696	144,132
Long-term investments	436,995	554,873
Other assets	181,615	190,371

Total assets	$4,191,348	$4,098,364

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$125,741	$145,019
Current installments of long-term debt and capital lease obligations	55,657	54,107
Deferred revenue	231,512	209,746
Accrued payroll and tax withholdings	123,242	147,986
Other accrued expenses	75,515	83,574
Total current liabilities	611,667	640,432

Long-term debt and capital lease obligations	104,827	111,717
Deferred income taxes and other liabilities	219,857	170,392
Deferred revenue	8,600	8,159
Total liabilities	944,951	930,700

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 345,193,355 shares issued at March 29, 2014 and 344,338,030 shares issued at December 28, 2013	3,452	3,443
Additional paid-in capital	843,953	812,853
Retained earnings	2,512,574	2,393,048
Treasury stock, 1,850,593 shares at March 29, 2014 and 570,616 shares at December 28, 2013	(103,277)	(28,251)
Accumulated other comprehensive loss, net	(10,305)	(13,429)
Total shareholders’ equity	3,246,397	3,167,664

Total liabilities and shareholders’ equity	$4,191,348	$4,098,364

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 29, 2014 and March 30, 2013
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2014	2013

Revenues:
System sales	$206,687	$198,902
Support, maintenance and services	557,429	466,556
Reimbursed travel	20,645	14,571

Total revenues	784,761	680,029
Costs and expenses:
Cost of system sales	65,113	81,483
Cost of support, maintenance and services	43,341	31,175
Cost of reimbursed travel	20,645	14,571
Sales and client service	330,901	267,356
Software development (Includes amortization of $25,101 and $22,016, respectively)	91,545	81,063
General and administrative	55,213	47,812

Total costs and expenses	606,758	523,460

Operating earnings	178,003	156,569

Other income, net	2,990	3,044

Earnings before income taxes	180,993	159,613
Income taxes	(61,467)	(49,573)

Net earnings	$119,526	$110,040

Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.34	$0.31
Basic weighted average shares outstanding	343,701	344,063
Diluted weighted average shares outstanding	352,230	352,825
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 29, 2014 and March 30, 2013
(unaudited)

	Three Months Ended
(In thousands)	2014	2013

Net earnings	$119,526	$110,040
Foreign currency translation adjustment and other (net of taxes of $367 and $1,846, respectively)	3,027	(9,208)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes of $62 and $115, respectively)	97	176

Comprehensive income	$122,650	$101,008

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 29, 2014 and March 30, 2013
(unaudited)

	Three Months Ended
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$119,526	$110,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,094	59,341
Share-based compensation expense	13,649	10,594
Provision for deferred income taxes	2,490	1,427
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	24,844	71,944
Inventory	3,903	2,105
Prepaid expenses and other	(16,823)	(29,504)
Accounts payable	(29,531)	(11,183)
Accrued income taxes	(22,197)	4,922
Deferred revenue	22,279	2,960
Other accrued liabilities	(32,447)	(8,998)

Net cash provided by operating activities	155,787	213,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(69,661)	(49,451)
Capitalized software development costs	(44,544)	(34,334)
Purchases of investments	(256,027)	(312,845)
Sales and maturities of investments	235,948	296,239
Purchase of other intangibles	(3,301)	(23,307)
Acquisition of businesses, net of cash acquired	—	(67,802)

Net cash used in investing activities	(137,585)	(191,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(66)	(9,750)
Proceeds from excess tax benefits from share-based compensation	14,308	8,973
Proceeds from exercise of options	8,173	7,912
Treasury stock purchases	(75,026)	(63,241)
Contingent consideration payments for acquisition of businesses	—	(800)
Cash grants	48,000	—
Other	2,894	475

Net cash used in financing activities	(1,717)	(56,431)

Effect of exchange rate changes on cash and cash equivalents	1,066	(1,379)

Net increase (decrease) in cash and cash equivalents	17,551	(35,662)
Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$219,928	$281,458

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$—	$2,381
Fair value of intangible assets acquired	—	25,489
Fair value of goodwill	—	59,567
Less: Fair value of contingent liability payable	—	(18,982)

Cash paid for acquisitions	—	68,455
Cash acquired	—	(653)

Net cash used	$—	$67,802
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

Our first fiscal quarter ends on the Saturday closest to March 31. The 2014 and 2013 first quarters ended on March 29, 2014 and March 30, 2013, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

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

Available-for-sale Investments

Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds, with maturities of less than one year. Our long-term investments are primarily invested in government and corporate bonds with maturities of less than two years.

(2) Fair Value Measurements

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at March 29, 2014:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$61,473	$—	$—
Time deposits	Cash equivalents	—	11,471	—
Government and corporate bonds	Cash equivalents	—	1,630	—
Time deposits	Short-term investments	—	71,523	—
Commercial paper	Short-term investments	—	28,508	—
Government and corporate bonds	Short-term investments	—	711,296	—
Government and corporate bonds	Long-term investments	—	424,015	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 28, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$57,254	$—	$—
Time deposits	Cash equivalents	—	7,771	—
Commercial paper	Cash equivalents	—	3,000	—
Government and corporate bonds	Cash equivalents	—	410	—
Time deposits	Short-term investments	—	70,315	—
Commercial paper	Short-term investments	—	33,742	—
Government and corporate bonds	Short-term investments	—	572,947	—
Government and corporate bonds	Long-term investments	—	542,711	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at March 29, 2014 and December 28, 2013 was approximately $33.1 million and $32.6 million, respectively. The carrying amount of such fixed-rate debt at March 29, 2014 and December 28, 2013 was $30.9 million and $30.6 million, respectively.

(3) Investments

Available-for-sale investments at March 29, 2014 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$61,473	$—	$—	$61,473
Time deposits	11,471	—	—	11,471
Government and corporate bonds	1,630	—	—	1,630
Total cash equivalents	74,574	—	—	74,574

Short-term investments:
Time deposits	71,521	4	(2)	71,523
Commercial paper	28,500	9	(1)	28,508
Government and corporate bonds	710,928	519	(151)	711,296
Total short-term investments	810,949	532	(154)	811,327

Long-term investments:
Government and corporate bonds	423,887	335	(207)	424,015

Total available-for-sale investments	$1,309,410	$867	$(361)	$1,309,916

Available-for-sale investments at December 28, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$57,254	$—	$—	$57,254
Time deposits	7,771	—	—	7,771
Commercial paper	3,000	—	—	3,000
Government and corporate bonds	410	—	—	410
Total cash equivalents	68,435	—	—	68,435

Short-term investments:
Time deposits	70,303	12	—	70,315
Commercial paper	33,750	1	(9)	33,742
Government and corporate bonds	572,670	356	(79)	572,947
Total short-term investments	676,723	369	(88)	677,004

Long-term investments:
Government and corporate bonds	542,644	346	(279)	542,711

Total available-for-sale investments	$1,287,802	$715	$(367)	$1,288,150

Investments reported under the cost method of accounting as of March 29, 2014 and December 28, 2013 were $8.2 million and $7.2 million, respectively. Investments reported under the equity method of accounting as of March 29, 2014 and December 28, 2013 were $4.8 million and $5.0 million, respectively.

We sold available-for-sale investments for proceeds of $54.8 million and $4.5 million during the three months ended March 29, 2014 and March 30, 2013, respectively, resulting in insignificant gains in each period.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	March 29, 2014	December 28, 2013

Gross accounts receivable	$563,581	$583,312
Less: Allowance for doubtful accounts	37,781	36,286

Accounts receivable, net of allowance	525,800	547,026

Current portion of lease receivables	38,286	35,900

Total receivables, net	$564,086	$582,926

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of March 29, 2014, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at March 29, 2014 and December 28, 2013. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable.

During the first three months of 2014 and 2013, we received total client cash collections of $867.7 million and $784.0 million, respectively, of which $25.5 million and $14.6 million were received from third party arrangements with non-recourse payment assignments.

(5) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 34.0% and 31.1% for the first three months of 2014 and 2013, respectively.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstated the research and development tax credit retroactively from January 1, 2012. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item and the credit related to 2013 as a component of the overall 2013 effective tax rate. This credit expired on December 31, 2013. The increase in our effective tax rate in 2014 relative to 2013 is due to the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 credit and the expiration of the credit in 2014.

(6) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$119,526	343,701	$0.35	$110,040	344,063	$0.32
Effect of dilutive securities:
Stock options and non-vested shares	—	8,529		—	8,762
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$119,526	352,230	$0.34	$110,040	352,825	$0.31

For the three months ended March 29, 2014 and March 30, 2013, options to purchase 3.7 million and 4.0 million shares of common stock at per share prices ranging from $41.08 to $60.37 and $30.42 to $47.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(7) Share-Based Compensation and Equity

Stock Options

Options activity for the three months ended March 29, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,407	$22.24
Granted	540	60.21
Exercised	(894)	10.59
Forfeited and expired	(68)	38.14
Outstanding as of March 29, 2014	23,985	23.48	$785,713	6.19

Exercisable as of March 29, 2014	13,830	$11.30	$620,300	4.74

The weighted-average assumptions used to estimate the fair value of stock options granted in 2014 were as follows:

Expected volatility (%)	29.7%
Expected term (yrs)	9.2
Risk-free rate (%)	3.0%
Fair value per option	$26.29
As of March 29, 2014, there was $122.8 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.15 years.

Non-vested Shares

Non-vested share activity for the three months ended March 29, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	552	$38.54
Granted	78	59.97
Vested	—	—
Forfeited	—	—

Outstanding as of March 29, 2014	630	$41.19
As of March 29, 2014, there was $13.8 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.44 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2014	2013

Stock option and non-vested share compensation expense	$13,649	$10,594
Associate stock purchase plan expense	1,283	831
Amounts capitalized in software development costs, net of amortization	(164)	(199)

Amounts charged against earnings, before income tax benefit	$14,768	$11,226

Amount of related income tax benefit recognized in earnings	$5,184	$4,356

Treasury Stock

In December 2013, our Board of Directors authorized a stock repurchase program of up to $217.0 million, excluding transaction costs, of our common stock. The repurchases were to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

During the three months ended March 29, 2014, we repurchased 1.3 million shares for total consideration of $75.0 million. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At March 29, 2014, $142.0 million remains available for purchases under the program.

(8) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

		Fair Value
(in thousands) Derivatives Designated	Balance Sheet Classification	March 29, 2014	December 28, 2013

Net investment hedge	Short-term liabilities	$15,452	$15,304
Net investment hedge	Long-term liabilities	15,452	15,304

Total net investment hedge		$30,904	$30,608

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended
Derivatives Designated	Balance Sheet Classification	2014	2013

Net investment hedge	Short-term liabilities	$(91)	$532
Net investment hedge	Long-term liabilities	(91)	1,063

Total net investment hedge		$(182)	$1,595

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

The following table presents a summary of our operating segments and other expense for the three months ended March 29, 2014 and March 30, 2013:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$697,704	$87,057	$—	$784,761

Cost of revenues	115,345	13,754	—	129,099
Operating expenses	161,066	33,342	283,251	477,659
Total costs and expenses	276,411	47,096	283,251	606,758

Operating earnings (loss)	$421,293	$39,961	$(283,251)	$178,003

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$576,639	$103,390	$—	$680,029

Cost of revenues	106,697	20,532	—	127,229
Operating expenses	147,756	25,630	222,845	396,231
Total costs and expenses	254,453	46,162	222,845	523,460

Operating earnings (loss)	$322,186	$57,228	$(222,845)	$156,569

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

Our first fiscal quarter ends on the Saturday closest to March 31. The 2014 and 2013 first quarters ended on March 29, 2014 and March 30, 2013, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

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

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions and other combinations; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; material adverse resolution of legal proceedings; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. Forward looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as to the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

We expect to drive growth through solutions and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorksSM services, revenue cycle solutions and services, and population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview
The Company delivered strong levels of bookings, revenue, earnings, and operating cash flow in the first quarter of 2014.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $910.2 million in the first quarter of 2014, which is an increase of 14% compared to $801.6 million in the first quarter of 2013. Revenues for the first quarter of 2014 increased 15% to $784.8 million compared to $680.0 million in the first quarter of 2013. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by the HITECH Act and other regulatory requirements, and increased contributions from Cerner ITWorks and Cerner revenue cycle solutions and services.

First quarter 2014 net earnings increased 9% to $119.5 million compared to $110.0 million in the first quarter of 2013. Diluted earnings per share increased 10% to $0.34 compared to $0.31 in the first quarter of 2013. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales that more than offset a decline in technology resale. Additionally, our margin expansion initiatives, which include creating efficiencies in our implementation and operational processes, have contributed to our earnings growth.

First quarter 2014 and 2013 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the first quarter 2014 net earnings and diluted earnings per share by $9.6 million and $0.03, respectively, and the first quarter 2013 net earnings and diluted earnings per share by $6.9 million and $0.02, respectively.

We had cash collections of receivables of $867.7 million in the first quarter of 2014 compared to $784.0 million in the first quarter of 2013. Days sales outstanding was 66 days for the first quarter of 2014 compared to 67 days for the fourth quarter of 2013 and 69 days for the first quarter of 2013. Operating cash flows for the first quarter of 2014 were $155.8 million compared to $213.6 million in the first quarter of 2013.

Results of Operations
Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013
The following table presents a summary of the operating information for the first quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$206,687	26%	$198,902	29%	4%
Support and maintenance	174,930	22%	160,957	24%	9%
Services	382,499	49%	305,599	45%	25%
Reimbursed travel	20,645	3%	14,571	2%	42%

Total revenues	784,761	100%	680,029	100%	15%

Costs of revenue
Costs of revenue	129,099	16%	127,229	19%	1%

Total margin	655,662	84%	552,800	81%	19%

Operating expenses
Sales and client service	330,901	42%	267,356	39%	24%
Software development	91,545	12%	81,063	12%	13%
General and administrative	55,213	7%	47,812	7%	15%

Total operating expenses	477,659	61%	396,231	58%	21%

Total costs and expenses	606,758	77%	523,460	77%	16%

Operating earnings	178,003	23%	156,569	23%	14%

Other income, net	2,990		3,044
Income taxes	(61,467)		(49,573)

Net earnings	$119,526		$110,040		9%
Revenues & Backlog
Revenues increased 15% to $784.8 million in the first quarter of 2014, as compared to $680.0 million in the first quarter of 2013.

•
System sales, which include revenues from the sale of software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 4% to $206.7 million in the first quarter of 2014 from $198.9 million for the same period in 2013. The increase in system sales was primarily driven by strong growth in software of $21.9 million, which was partially offset by a $19.8 million decline in technology resale.

•
Support and maintenance revenues increased 9% to $174.9 million in the first quarter of 2014 compared to $161.0 million during the same period in 2013. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 25% to $382.5 million in the first quarter of 2014 from $305.6 million for the same period in 2013. This increase was driven by growth in CernerWorksSM managed services of $11.9 million as a result of continued demand for our hosting services and a $65.0 million increase in professional services due to growth in implementation and consulting activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 24% in the first quarter of 2014 when compared to the same period in 2013. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks, Cerner revenue cycle solutions and services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	March 29, 2014	March 30, 2013

Contract backlog	$8,448,933	$6,831,667
Support and maintenance backlog	795,902	747,872

Total backlog	$9,244,835	$7,579,539
Costs of Revenue
Cost of revenues as a percentage of total revenues was 16% in the first quarter of 2014, compared to 19% in the same period of 2013. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 21% to $477.7 million in the first quarter of 2014, compared with $396.2 million in the first quarter of 2013.

•
Sales and client service expenses as a percent of total revenues were 42% in the first quarter of 2014, compared to 39% in the same period of 2013. These expenses increased 24% to $330.9 million in the first quarter of 2014, from $267.4 million in the same period of 2013. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the quarter that was driven by strong services revenue growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in the first quarters of 2014 and 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium platform, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2014 and 2013 is as follows:

	Three Months Ended
(In thousands)	2014	2013

Software development costs	$110,988	$93,381
Capitalized software costs	(43,984)	(33,820)
Capitalized costs related to share-based payments	(560)	(514)
Amortization of capitalized software costs	25,101	22,016

Total software development expense	$91,545	$81,063

•
General and administrative expenses as a percent of total revenues were 7% in the first quarters of 2014 and 2013. These expenses increased 15% to $55.2 million in 2014, from $47.8 million for the same period in 2013. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by a $2.7 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and a $1.2 million increase in amortization expense due to acquired intangibles.

Non-Operating Items

•	Other income was $3.0 million in the first quarters of 2014 and 2013.

•
Our effective tax rate was 34.0% for the first quarter of 2014 and 31.1% for the first quarter of 2013. This increase is a result of the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 research and development credit and the expiration of the same credit at the end of 2013. Refer to Note (5) of the notes to condensed consolidated financial statements.

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

The following table presents a summary of the operating information for the first quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$697,704	100%	$576,639	100%	21%

Costs of revenue	115,345	17%	106,697	19%	8%
Operating expenses	161,066	23%	147,756	26%	9%
Total costs and expenses	276,411	40%	254,453	44%	9%

Domestic operating earnings	421,293	60%	322,186	56%	31%

Global Segment
Revenues	87,057	100%	103,390	100%	(16)%

Costs of revenue	13,754	16%	20,532	20%	(33)%
Operating expenses	33,342	38%	25,630	25%	30%
Total costs and expenses	47,096	54%	46,162	45%	2%

Global operating earnings	39,961	46%	57,228	55%	(30)%

Other, net	(283,251)		(222,845)		27%

Consolidated operating earnings	$178,003		$156,569		14%
Domestic Segment

•
Revenues increased 21% to $697.7 million in the first quarter of 2014 from $576.6 million in the same period of 2013. This increase was driven by growth across most of our business, partially offset by a $9.5 million decline in technology resale.

•
Cost of revenues was 17% of revenues in the first quarter of 2014, compared to 19% of revenues in the same period of 2013. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 9% to $161.1 million in the first quarter of 2014 from $147.8 million in the same period of 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues decreased 16% to $87.1 million in the first quarter of 2014 from $103.4 million in the same period of 2013. This decrease was primarily driven by a decline in technology resale revenue. The first quarter 2013 comparable period included significant contributions to technology resale revenues from expansion of our footprint in the Middle East.

•
Cost of revenues was 16% in the first quarter of 2014 and 20% in the same period of 2013. The lower cost of revenues in 2014 was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses were at $33.3 million in the first quarter of 2014, compared to $25.6 million in the same period of 2013, primarily due to an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 27% to $283.3 million in the first quarter of 2014 from $222.8 million in the same period of 2013. This increase was primarily due to a $51.5 million increase in corporate and development personnel costs, as we have increased such personnel to support our overall revenue growth and development initiatives. This was partially offset by a $7.1 million increase in net software capitalization.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At March 29, 2014, we had cash and cash equivalents of $219.9 million and short-term investments of $811.3 million, as compared to cash and cash equivalents of $202.4 million and short-term investments of $677.0 million at December 28, 2013.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 15% of our aggregate cash, cash equivalents and short-term investments at March 29, 2014. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of March 29, 2014, we were in compliance with all debt covenants. As of March 29, 2014, we had no outstanding borrowings under this agreement; however, we had $15.8 million of outstanding letters of credit, which reduced our available borrowing capacity to $84.2 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2014.

The following table summarizes our cash flows in the first three months of 2014 and 2013:

	Three Months Ended
(In thousands)	2014	2013

Cash flows from operating activities	$155,787	$213,648
Cash flows from investing activities	(137,585)	(191,500)
Cash flows from financing activities	(1,717)	(56,431)
Effect of exchange rate changes on cash	1,066	(1,379)
Total change in cash and cash equivalents	17,551	(35,662)

Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$219,928	$281,458

Free cash flow (non-GAAP)	$41,582	$129,863

Cash from Operating Activities

	Three Months Ended
(In thousands)	2014	2013

Cash collections from clients	$867,657	$784,031
Cash paid to employees and suppliers and other	(628,484)	(535,129)
Cash paid for interest	(1,024)	(1,378)
Cash paid for taxes, net of refunds	(82,362)	(33,876)

Total cash from operations	$155,787	$213,648
Cash flow from operations decreased $57.9 million in the first three months of 2014 when compared to the same period of 2013 due primarily to cash used to fund working capital requirements, partially offset by an increase in cash impacting earnings. During the first three months of 2014 and 2013, we received total client cash collections of $867.7 million and $784.0 million, of which 3% and 2%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 66 days in the first quarter of 2014, 67 days in the fourth quarter of 2013 and 69 days in the first quarter of 2013. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 9% in the first three months of 2014 compared to the same period of 2013. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2014	2013

Capital purchases	$(69,661)	$(49,451)
Capitalized software development costs	(44,544)	(34,334)
Purchases of investments, net of sales and maturities	(20,079)	(16,606)
Purchases of other intangibles	(3,301)	(23,307)
Acquisition of businesses, net of cash acquired	—	(67,802)

Total cash flows from investing activities	$(137,585)	$(191,500)
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

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity through 2014, as we expect strong levels of cash flow.

During 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.4 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2014	2013

Repayment of long-term debt and capital lease obligations	$(66)	$(9,750)
Cash from option exercises (including excess tax benefits)	22,481	16,885
Treasury stock purchases	(75,026)	(63,241)
Cash grants	48,000	—
Other, net	2,894	(325)

Total cash flows from financing activities	$(1,717)	$(56,431)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2014 based on the number of exercisable options as of March 29, 2014 and our current stock price.

In December 2013, our Board of Directors authorized a stock repurchase program of up to $217.0 million of our common stock. During the three months ended March 29, 2014, we repurchased 1.3 million shares for total consideration of $75.0 million. We may continue to repurchase shares under this program in 2014, which will be dependent on a number of factors, including the price of our common stock.

During the three months ended March 30, 2013, we purchased 1.4 million shares for total consideration of $63.2 million, under a separate program which is now complete. These shares were utilized to settle a portion of the stock split distribution, as further described in Note 1 of the notes to condensed consolidated financial statements.

In January 2014 we received $48.0 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus.

Free Cash Flow

		Three Months Ended
(In thousands)		2014	2013

Cash flows from operating activities (GAAP)		$155,787	$213,648
Capital purchases		(69,661)	(49,451)
Capitalized software development costs		(44,544)	(34,334)

Free cash flow (non-GAAP)	$(88,281)	$41,582	$129,863

Free cash flow decreased $88.3 million in the first three months of 2014 compared to the same period in 2013. This decrease is primarily due to increased cash used to fund working capital requirements, increased capital spending to support our growth initiatives and facilities requirements, and increased capitalized spending to support our ongoing software development initiatives. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2014.

(In thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
December 29, 2013 - January 25, 2014	—	—	—	$217,000
January 26, 2014 - February 22, 2014	885	$57.43	885	166,200
February 23, 2014 - March 29, 2014	395	61.21	395	142,000

Total	1,280	$58.59	1,280

(a)
As announced on December 13, 2013, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $217.0 million of our Common Stock. During the three months ended March 29, 2014, the Company repurchased 1.3 million shares for total consideration of $75.0 million pursuant to a Rule 10b5-1 plan. Refer to Note (7) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1	2014 Executive Performance Agreement Pursuant to Cerner's Performance-Based Compensation Plan

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: April 25, 2014	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)