Form 10-Q
period 2014-06-28
CERNER CORP /MO/
filed 2014-07-25
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common Stock, $0.01 par value per share	341,053,734 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 28, 2014 (unaudited) and December 28, 2013

(In thousands, except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$315,260	$202,377
Short-term investments	673,532	677,004
Receivables, net	614,930	582,926
Inventory	31,710	32,299
Prepaid expenses and other	175,074	175,488
Deferred income taxes, net	92,763	91,614
Total current assets	1,903,269	1,761,708

Property and equipment, net	863,684	792,781
Software development costs, net	384,813	347,077
Goodwill	324,108	307,422
Intangible assets, net	137,069	144,132
Long-term investments	478,963	554,873
Other assets	173,369	190,371

Total assets	$4,265,275	$4,098,364

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$148,854	$145,019
Current installments of long-term debt and capital lease obligations	59,287	54,107
Deferred revenue	228,166	209,746
Accrued payroll and tax withholdings	141,160	147,986
Other accrued expenses	95,055	83,574
Total current liabilities	672,522	640,432

Long-term debt and capital lease obligations	96,084	111,717
Deferred income taxes and other liabilities	229,083	170,392
Deferred revenue	7,817	8,159
Total liabilities	1,005,506	930,700

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 345,664,766 shares issued at June 28, 2014 and 344,338,030 shares issued at December 28, 2013	3,457	3,443
Additional paid-in capital	865,386	812,853
Retained earnings	2,641,607	2,393,048
Treasury stock, 4,652,515 shares at June 28, 2014 and 570,616 shares at December 28, 2013	(245,333)	(28,251)
Accumulated other comprehensive loss, net	(5,348)	(13,429)
Total shareholders’ equity	3,259,769	3,167,664

Total liabilities and shareholders’ equity	$4,265,275	$4,098,364

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 28, 2014 and June 29, 2013
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2014	2013	2014	2013

Revenues:
System sales	$234,563	$200,503	$441,250	$399,405
Support, maintenance and services	588,167	486,647	1,145,596	953,203
Reimbursed travel	29,032	20,411	49,677	34,982

Total revenues	851,762	707,561	1,636,523	1,387,590
Costs and expenses:
Cost of system sales	81,306	71,708	146,419	153,191
Cost of support, maintenance and services	52,031	33,681	95,372	64,856
Cost of reimbursed travel	29,032	20,411	49,677	34,982
Sales and client service	343,234	281,192	674,135	548,548
Software development (Includes amortization of $24,937 and $50,038 for the three and six months ended June 28, 2014; and $23,294 and $45,310 for the three and six months ended June 29, 2013)	97,326	82,282	188,871	163,345
General and administrative	57,200	51,831	112,413	99,643

Total costs and expenses	660,129	541,105	1,266,887	1,064,565

Operating earnings	191,633	166,456	369,636	323,025

Other income, net	2,737	2,733	5,727	5,777

Earnings before income taxes	194,370	169,189	375,363	328,802
Income taxes	(65,337)	(56,282)	(126,804)	(105,855)

Net earnings	$129,033	$112,907	$248,559	$222,947

Basic earnings per share	$0.38	$0.33	$0.73	$0.65
Diluted earnings per share	$0.37	$0.32	$0.71	$0.63
Basic weighted average shares outstanding	341,788	343,800	342,787	343,976
Diluted weighted average shares outstanding	349,794	352,485	351,049	352,714
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 28, 2014 and June 29, 2013
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2014	2013	2014	2013

Net earnings	$129,033	$112,907	$248,559	$222,947
Foreign currency translation adjustment and other (net of taxes (benefit) of $(48) and $319 for the three and six months ended June 28, 2014; and $(2,464) and $(618) for the three and six months ended June 29, 2013)	5,042	(8,997)	8,069	(18,205)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(55) and $7 for the three and six months ended June 28, 2014; and $(658) and $(543) for the three and six months ended June 29, 2013)	(85)	(1,036)	12	(860)

Comprehensive income	$133,990	$102,874	$256,640	$203,882

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 28, 2014 and June 29, 2013
(unaudited)

	Six Months Ended
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$248,559	$222,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141,806	122,232
Share-based compensation expense	28,269	21,123
Provision for deferred income taxes	2,687	1,470
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(15,218)	38,985
Inventory	579	450
Prepaid expenses and other	11,717	(28,002)
Accounts payable	(518)	5,471
Accrued income taxes	(4,864)	11,025
Deferred revenue	17,801	(12,166)
Other accrued liabilities	(26,760)	6,620

Net cash provided by operating activities	404,058	390,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(131,997)	(134,987)
Capitalized software development costs	(86,666)	(77,907)
Purchases of investments	(500,903)	(537,328)
Sales and maturities of investments	572,293	533,606
Purchase of other intangibles	(7,190)	(35,772)
Acquisition of businesses, net of cash acquired	(7,476)	(67,802)

Net cash used in investing activities	(161,939)	(320,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(69)	(9,750)
Proceeds from excess tax benefits from share-based compensation	20,642	21,675
Proceeds from exercise of options	14,175	16,975
Treasury stock purchases	(217,082)	(141,791)
Contingent consideration payments for acquisition of businesses	—	(800)
Cash grants	48,000	—
Other	2,894	475

Net cash used in financing activities	(131,440)	(113,216)

Effect of exchange rate changes on cash and cash equivalents	2,204	(3,105)

Net increase (decrease) in cash and cash equivalents	112,883	(46,356)
Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$315,260	$270,764

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$(1,509)	$1,496
Fair value of intangible assets acquired	3,800	25,489
Fair value of goodwill	16,785	60,452
Less: Fair value of contingent liability payable	(11,600)	(18,982)

Cash paid for acquisitions	7,476	68,455
Cash acquired	—	(653)

Net cash used	$7,476	$67,802
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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2014 and 2013 second quarters ended on June 28, 2014 and June 29, 2013, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Available-for-sale Investments

Our short-term investments are primarily invested in time deposits, commercial paper, government and corporate bonds, with maturities of less than one year. Our long-term investments are primarily invested in government and corporate bonds with maturities of less than two years.

Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2017, with no early adoption permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

(2) Business Acquisitions

InterMedHx

On April 1, 2014, we purchased 100% of the outstanding membership interests of InterMedHx, LLC (InterMedHx). InterMedHx is a provider of health technology solutions in the areas of preventive care, patient administration, and medication history.
We believe the addition of InterMedHx solutions creates a more comprehensive offering in the market.

Consideration for the acquisition of InterMedHx is expected to total $19.1 million consisting of up-front cash plus contingent consideration, which is payable at a percentage of the revenue contribution from InterMedHx solutions and services during the period commencing on April 1, 2014 and ending March 31, 2019. We valued the contingent consideration at $11.6 million based on projections of revenue over the assessment period.

The preliminary allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $16.8 million and $3.8 million in intangible assets related to the value of existing technologies. The allocation of purchase price is subject to changes as our valuation assessment is finalized and additional information becomes available; however, we do not expect material changes. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

The operating results of InterMedHx were combined with our operating results subsequent to the purchase date of April 1, 2014. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at June 28, 2014:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$108,180	$—	$—
Time deposits	Cash equivalents	—	10,008	—
Time deposits	Short-term investments	—	78,955	—
Commercial paper	Short-term investments	—	33,010	—
Government and corporate bonds	Short-term investments	—	561,567	—
Government and corporate bonds	Long-term investments	—	465,869	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 28, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$57,254	$—	$—
Time deposits	Cash equivalents	—	7,771	—
Commercial Paper	Cash equivalents	—	3,000	—
Government and corporate bonds	Cash equivalents	—	410	—
Time deposits	Short-term investments	—	70,315	—
Commercial paper	Short-term investments	—	33,742	—
Government and corporate bonds	Short-term investments	—	572,947	—
Government and corporate bonds	Long-term investments	—	542,711	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at June 28, 2014 and December 28, 2013 was approximately $33.2 million and $32.6 million, respectively. The carrying amount of such fixed-rate debt at June 28, 2014 and December 28, 2013 was $31.6 million and $30.6 million, respectively.

(4) Investments

Available-for-sale investments at June 28, 2014 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$108,180	$—	$—	$108,180
Time deposits	10,008	—	—	10,008
Total cash equivalents	118,188	—	—	118,188

Short-term investments:
Time deposits	78,955	2	(2)	78,955
Commercial paper	33,000	12	(2)	33,010
Government and corporate bonds	561,156	456	(45)	561,567
Total short-term investments	673,111	470	(49)	673,532

Long-term investments:
Government and corporate bonds	465,925	323	(379)	465,869

Total available-for-sale investments	$1,257,224	$793	$(428)	$1,257,589

Available-for-sale investments at December 28, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$57,254	$—	$—	$57,254
Time deposits	7,771	—	—	7,771
Commercial paper	3,000	—	—	3,000
Government and corporate bonds	410	—	—	410
Total cash equivalents	68,435	—	—	68,435

Short-term investments:
Time deposits	70,303	12	—	70,315
Commercial paper	33,750	1	(9)	33,742
Government and corporate bonds	572,670	356	(79)	572,947
Total short-term investments	676,723	369	(88)	677,004

Long-term investments:
Government and corporate bonds	542,644	346	(279)	542,711

Total available-for-sale investments	$1,287,802	$715	$(367)	$1,288,150

Investments reported under the cost method of accounting as of June 28, 2014 and December 28, 2013 were $8.7 million and $7.2 million, respectively. Investments reported under the equity method of accounting as of June 28, 2014 and December 28, 2013 were $4.4 million and $5.0 million, respectively.

We sold available-for-sale investments for proceeds of $155.8 million and $40.8 million during the six months ended June 28, 2014 and June 29, 2013, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	June 28, 2014	December 28, 2013

Gross accounts receivable	$616,072	$583,312
Less: Allowance for doubtful accounts	39,383	36,286

Accounts receivable, net of allowance	576,689	547,026

Current portion of lease receivables	38,241	35,900

Total receivables, net	$614,930	$582,926

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of June 28, 2014, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at June 28, 2014 and December 28, 2013. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first six months of 2014 and 2013, we received total client cash collections of $1.7 billion and $1.5 billion, respectively, of which $40.6 million and $30.0 million were received from third party arrangements with non-recourse payment assignments.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 33.8% and 32.2% for the first six months of 2014 and 2013, respectively.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstated the research and development tax credit retroactively from January 1, 2012. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item and the credit related to 2013 as a component of the overall 2013 effective tax rate. This credit expired on December 31, 2013. The increase in our effective tax rate through the first six months of 2014 relative to the same period in 2013 is due to the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 credit and the expiration of the credit in 2014.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$129,033	341,788	$0.38	$112,907	343,800	$0.33
Effect of dilutive securities:
Stock options and non-vested shares	—	8,006		—	8,685
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$129,033	349,794	$0.37	$112,907	352,485	$0.32

For the three months ended June 28, 2014 and June 29, 2013, options to purchase 5.9 million and 6.3 million shares of common stock at per share prices ranging from $38.66 to $60.37 and $35.91 to $49.43, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$248,559	342,787	$0.73	$222,947	343,976	$0.65
Effect of dilutive securities:
Stock options and non-vested shares	—	8,262		—	8,738
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$248,559	351,049	$0.71	$222,947	352,714	$0.63

For the six months ended June 28, 2014 and June 29, 2013, options to purchase 4.8 million and 5.1 million shares of common stock at per share prices ranging from $38.66 to $60.37 and $32.92 to $49.43, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the six months ended June 28, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,407	$22.24
Granted	3,170	51.91
Exercised	(1,391)	11.47
Forfeited and expired	(202)	41.74
Outstanding as of June 28, 2014	25,984	26.28	$654,535	6.38

Exercisable as of June 28, 2014	15,261	$13.87	$570,744	4.85

The weighted-average assumptions used to estimate the fair value of stock options granted in 2014 were as follows:

Expected volatility (%)	29.7%
Expected term (yrs)	9.2
Risk-free rate (%)	2.9%
Fair value per option	$22.53
As of June 28, 2014, there was $160.1 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.54 years.
Non-vested Shares

Non-vested share activity for the six months ended June 28, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	552	$38.54
Granted	166	55.38
Vested	(194)	32.47
Forfeited	(3)	32.22

Outstanding as of June 28, 2014	521	$46.18
As of June 28, 2014, there was $15.7 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.81 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2014	2013	2014	2013

Stock option and non-vested share compensation expense	$14,620	$10,529	$28,269	$21,123
Associate stock purchase plan expense	1,094	868	2,377	1,699
Amounts capitalized in software development costs, net of amortization	(510)	(464)	(674)	(663)

Amounts charged against earnings, before income tax benefit	$15,204	$10,933	$29,972	$22,159

Amount of related income tax benefit recognized in earnings	$5,336	$4,242	$10,520	$8,598

Treasury Stock

In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an additional $100.0 million. This increase authorizes repurchase of up to $317.0 million in the aggregate, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

During the six months ended June 28, 2014, we repurchased 4.1 million shares for consideration of $217.0 million, excluding transaction costs. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At June 28, 2014, $100.0 million remains available for purchases under the program.

(9) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	June 28, 2014	December 28, 2013

Net investment hedge	Short-term liabilities	$15,816	$15,304
Net investment hedge	Long-term liabilities	15,816	15,304

Total net investment hedge		$31,632	$30,608

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended		Net Unrealized Gain (Loss) For the Six Months Ended
Derivatives Designated	Balance Sheet Classification	2014	2013	2014	2013

Net investment hedge	Short-term liabilities	$(223)	$(7)	$(314)	$525
Net investment hedge	Long-term liabilities	(223)	(3)	(314)	1,060

Total net investment hedge		$(446)	$(10)	$(628)	$1,585

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims.  Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages.

No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters.   Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our financial position or results of operations.

RLIS, Inc., a non-practicing entity, filed a complaint in the Southern District of Texas against the Company alleging that certain of the Company’s electronic medical record solutions infringe two patents owned by the plaintiff.  Plaintiff is requesting unspecified damages, trebling of those damages due to willful infringement, attorneys’ fees, costs, an ongoing royalty and an injunction enjoining the sale and use of certain capabilities of the allegedly infringing solutions.  The plaintiff’s expert estimates damages of between $35.3 million and $38.2 million and an ongoing royalty.  The Company disputes these claims and intends to vigorously defend itself in this matter.  The trial is set for the third quarter of 2014.

We are currently unable to estimate a range of reasonably possible losses for the proceeding described above because of the extreme complexity of calculating damages in connection with these types of cases and the vastly disparate damage calculations that can result from the ultimate resolution of the many outstanding legal and factual issues of the case. In the opinion of our management, while there is a reasonable possibility that we may incur losses with respect to the aforementioned matter, we do not believe a loss is probable at this time. Our management will continue to evaluate the potential exposure related to this matter in future periods.

(11) Segment Reporting

We have two operating segments, Domestic and Global. Our Chief Executive Officer is our chief operating decision maker ("CODM"). Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. “Other” includes expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative, share-based compensation expense and depreciation. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such, as our CODM reviews segment performance exclusive of these charges. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three and six months ended June 28, 2014 and June 29, 2013:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$766,763	$84,999	$—	$851,762

Cost of revenues	147,776	14,593	—	162,369
Operating expenses	165,653	34,962	297,145	497,760
Total costs and expenses	313,429	49,555	297,145	660,129

Operating earnings (loss)	$453,334	$35,444	$(297,145)	$191,633

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$618,991	$88,570	$—	$707,561

Cost of revenues	113,099	12,701	—	125,800
Operating expenses	143,111	24,977	247,217	415,305
Total costs and expenses	256,210	37,678	247,217	541,105

Operating earnings (loss)	$362,781	$50,892	$(247,217)	$166,456

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2014
Revenues	$1,464,467	$172,056	$—	$1,636,523

Cost of revenues	263,121	28,347	—	291,468
Operating expenses	326,719	68,304	580,396	975,419
Total costs and expenses	589,840	96,651	580,396	1,266,887

Operating earnings (loss)	$874,627	$75,405	$(580,396)	$369,636

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2013
Revenues	$1,195,630	$191,960	$—	$1,387,590

Cost of revenues	219,796	33,233	—	253,029
Operating expenses	290,867	50,607	470,062	811,536
Total costs and expenses	510,663	83,840	470,062	1,064,565

Operating earnings (loss)	$684,967	$108,120	$(470,062)	$323,025

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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2014 and 2013 second quarters ended on June 28, 2014 and June 29, 2013, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

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

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 12% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions licensed by approximately 14,000 facilities around the world, including more than 3,000 hospitals; 4,900 physician practices; 60,000 physicians; 590 ambulatory facilities, such as laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics and surgery centers; 3,500 extended care facilities; 150 employer sites and 1,790 retail pharmacies. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are open to replacing their current supplier.

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

Results Overview
The Company delivered strong levels of bookings, revenues, earnings and operating cash flows in the second quarter of 2014.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.1 billion in the second quarter of 2014, which was an increase of 15% compared to $935.0 million in the second quarter of 2013. Revenues for the second quarter of 2014 increased 20% to $851.8 million compared to $707.6 million in the second quarter of 2013. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by the HITECH Act and other regulatory requirements, and increased contributions from Cerner ITWorks and Cerner revenue cycle solutions and services.

Second quarter 2014 net earnings increased 14% to $129.0 million compared to $112.9 million in the second quarter of 2013. Diluted earnings per share increased 16% to $0.37 compared to $0.32 in the second quarter of 2013. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales.

Second quarter 2014 and 2013 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the second quarter 2014 net earnings and diluted earnings per share by $9.9 million and $0.03, respectively, and the second quarter 2013 net earnings and diluted earnings per share by $6.7 million and $0.02, respectively.

We had cash collections of receivables of $843.9 million in the second quarter of 2014 compared to $718.7 million in the second quarter of 2013. Days sales outstanding was 66 days for the first and second quarters of 2014 compared to 68 days for the second quarter of 2013. Operating cash flows for the second quarter of 2014 were $248.3 million compared to $176.5 million in the second quarter of 2013.

Results of Operations
Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013
The following table presents a summary of the operating information for the second quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$234,563	28%	$200,503	28%	17%
Support and maintenance	175,274	21%	164,559	23%	7%
Services	412,893	48%	322,088	46%	28%
Reimbursed travel	29,032	3%	20,411	3%	42%

Total revenues	851,762	100%	707,561	100%	20%

Costs of revenue
Costs of revenue	162,369	19%	125,800	18%	29%

Total margin	689,393	81%	581,761	82%	19%

Operating expenses
Sales and client service	343,234	40%	281,192	40%	22%
Software development	97,326	11%	82,282	12%	18%
General and administrative	57,200	7%	51,831	7%	10%

Total operating expenses	497,760	58%	415,305	59%	20%

Total costs and expenses	660,129	78%	541,105	76%	22%

Operating earnings	191,633	22%	166,456	24%	15%

Other income, net	2,737		2,733
Income taxes	(65,337)		(56,282)

Net earnings	$129,033		$112,907		14%
Revenues & Backlog
Revenues increased 20% to $851.8 million in the second quarter of 2014, as compared to $707.6 million in the second quarter of 2013.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 17% to $234.6 million in the second quarter of 2014 from $200.5 million for the same period in 2013. The increase in system sales was primarily driven by strong growth in software and technology resale of $15.5 million and $11.6 million, respectively.

•
Support and maintenance revenues increased 7% to $175.3 million in the second quarter of 2014 compared to $164.6 million during the same period in 2013. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 28% to $412.9 million in the second quarter of 2014 from $322.1 million for the same period in 2013. This increase was driven by growth in CernerWorksSM managed services of $17.7 million as a result of continued demand for our hosting services and a $73.1 million increase in professional services due to growth in implementation and consulting activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 23% in the second quarter of 2014 when compared to the same period in 2013. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks, and Cerner revenue cycle services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	June 28, 2014	June 29, 2013

Contract backlog	$8,880,099	$7,244,030
Support and maintenance backlog	806,642	756,858

Total backlog	$9,686,741	$8,000,888
Costs of Revenue
Cost of revenues as a percentage of total revenues was 19% in the second quarter of 2014, compared to 18% in the same period of 2013. The higher cost of revenues as a percent of revenue was driven by a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during the quarter.
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
Operating Expenses
Total operating expenses increased 20% to $497.8 million in the second quarter of 2014, compared with $415.3 million in the second quarter of 2013.

•
Sales and client service expenses as a percent of total revenues were 40% in the second quarters of 2014 and 2013. These expenses increased 22% to $343.2 million in the second quarter of 2014, from $281.2 million in the same period of 2013. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was driven by strong services growth.

•
Software development expenses as a percent of revenue were 11% in the second quarter of 2014, compared to 12% in the same period of 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and Healthe Intent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2014 and 2013 is as follows:

	Three Months Ended
(In thousands)	2014	2013

Software development costs	$114,511	$102,561
Capitalized software costs	(41,225)	(42,793)
Capitalized costs related to share-based payments	(897)	(780)
Amortization of capitalized software costs	24,937	23,294

Total software development expense	$97,326	$82,282

•
General and administrative expenses as a percent of total revenues were 7% in the second quarters of 2014 and 2013. These expenses increased 10% to $57.2 million in 2014, from $51.8 million for the same period in 2013. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency and expense for share-based payments. The increase in general and administrative expenses was primarily driven by a $4.4 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•	Other income was $2.7 million in the second quarters of 2014 and 2013.

•
Our effective tax rate was 33.6% for the second quarter of 2014 and 33.3% for the second quarter of 2013. This increase is due to the expiration of the research and development tax credit in 2014. Refer to Note (6) of the notes to the condensed consolidated financial statements.

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

The following table presents a summary of the operating information for the second quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$766,763	100%	$618,991	100%	24%

Costs of revenue	147,776	19%	113,099	18%	31%
Operating expenses	165,653	22%	143,111	23%	16%
Total costs and expenses	313,429	41%	256,210	41%	22%

Domestic operating earnings	453,334	59%	362,781	59%	25%

Global Segment
Revenues	84,999	100%	88,570	100%	(4)%

Costs of revenue	14,593	17%	12,701	14%	15%
Operating expenses	34,962	41%	24,977	28%	40%
Total costs and expenses	49,555	58%	37,678	43%	32%

Global operating earnings	35,444	42%	50,892	57%	(30)%

Other, net	(297,145)		(247,217)		20%

Consolidated operating earnings	$191,633		$166,456		15%
Domestic Segment

•	Revenues increased 24% to $766.8 million in the second quarter of 2014 from $619.0 million in the same period of 2013. This increase was driven by strong growth across most of our business.

•
Cost of revenues was 19% of revenues in the second quarter of 2014, compared to 18% of revenues in the same period of 2013. The higher cost of revenues as a percent of revenue was driven by a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during the quarter.

•	Operating expenses increased 16% to $165.7 million in the second quarter of 2014 from $143.1 million in the same period of 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues decreased 4% to $85.0 million in the second quarter of 2014 from $88.6 million in the same period of 2013. This decrease was primarily driven by a decline in software revenue of $7.4 million, offset by growth in technology resale of $2.3 million.

•
Cost of revenues was 17% in the second quarter of 2014 and 14% in the same period of 2013. The higher cost of revenues as a percent of revenue was primarily driven by a higher mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses were $35.0 million in the second quarter of 2014, compared to $25.0 million in the same period of 2013, primarily due to an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, depreciation, and amortization. These expenses increased 20% to $297.1 million in the second quarter of 2014 from $247.2 million in the same period of 2013. This increase was primarily due to an increase in corporate and development personnel costs, as we have increased such personnel to support our overall revenue growth and development initiatives.
Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013
The following table presents a summary of the operating information for the first six months of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$441,250	27%	$399,405	29%	10%
Support and maintenance	350,204	21%	325,516	23%	8%
Services	795,392	49%	627,687	45%	27%
Reimbursed travel	49,677	3%	34,982	3%	42%

Total revenues	1,636,523	100%	1,387,590	100%	18%

Costs of revenue
Costs of revenue	291,468	18%	253,029	18%	15%

Total margin	1,345,055	82%	1,134,561	82%	19%

Operating expenses
Sales and client service	674,135	41%	548,548	40%	23%
Software development	188,871	12%	163,345	12%	16%
General and administrative	112,413	7%	99,643	7%	13%

Total operating expenses	975,419	60%	811,536	58%	20%

Total costs and expenses	1,266,887	77%	1,064,565	77%	19%

Operating earnings	369,636	23%	323,025	23%	14%

Other income, net	5,727		5,777
Income taxes	(126,804)		(105,855)

Net earnings	$248,559		$222,947		11%
Revenues & Backlog
Revenues increased 18% to $1.6 billion in the first six months of 2014, as compared to $1.4 billion in the first six months of 2013.

•
System sales increased 10% to $441.3 million in the first six months of 2014 from $399.4 million for the same period in 2013. The increase in system sales was primarily driven by strong growth in software of $37.4 million, which was partially offset by an $8.3 million decline in technology resale.

•
Support and maintenance revenues increased 8% to $350.2 million in the first six months of 2014 compared to $325.5 million during the same period in 2013. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 27% to $795.4 million in the first six months of 2014 from $627.7 million for the same period in 2013. This increase was driven by growth in CernerWorks managed services of $29.6 million as a result of continued demand for our hosting services and a $138.1 million increase in professional services due to growth in implementation and consulting activities.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in the first six months of 2014 and 2013.

Operating Expenses
Total operating expenses increased 20% to $975.4 million in the first six months of 2014, compared with $811.5 million in the same period of 2013.

•
Sales and client service expenses as a percent of total revenues were 41% in the first six months of 2014, compared to 40% in the same period of 2013. These expenses increased 23% to $674.1 million in the first six months of 2014, from $548.5 million in the same period of 2013. The increase as a percent of revenue reflects a higher mix of services during the period that was driven by strong services growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in the first six months of 2014 and 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and Healthe Intent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2014 and 2013 is as follows:

	Six Months Ended
(In thousands)	2014	2013

Software development costs	$225,499	$195,942
Capitalized software costs	(85,209)	(76,613)
Capitalized costs related to share-based payments	(1,457)	(1,294)
Amortization of capitalized software costs	50,038	45,310

Total software development expense	$188,871	$163,345

•
General and administrative expenses as a percent of total revenues were 7% in the first six months of 2014 and 2013. These expenses increased 13% to $112.4 million in 2014, from $99.6 million for the same period in 2013. The increase in general and administrative expenses was primarily driven by a $7.1 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•	Other income was $5.7 million in the first six months of 2014 and $5.8 million in the same period of 2013.

•
Our effective tax rate was 33.8% for the first six months of 2014 and 32.2% for the first six months of 2013. This increase is primarily a result of the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 research and development credit and the expiration of the same credit at the end of 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of the operating information for the first six months of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$1,464,467	100%	$1,195,630	100%	22%

Costs of revenue	263,121	18%	219,796	18%	20%
Operating expenses	326,719	22%	290,867	24%	12%
Total costs and expenses	589,840	40%	510,663	43%	16%

Domestic operating earnings	874,627	60%	684,967	57%	28%

Global Segment
Revenues	172,056	100%	191,960	100%	(10)%

Costs of revenue	28,347	16%	33,233	17%	(15)%
Operating expenses	68,304	40%	50,607	26%	35%
Total costs and expenses	96,651	56%	83,840	44%	15%

Global operating earnings	75,405	44%	108,120	56%	(30)%

Other, net	(580,396)		(470,062)		23%

Consolidated operating earnings	$369,636		$323,025		14%
Domestic Segment

•
Revenues increased 22% to $1.5 billion in the first six months of 2014 from $1.2 billion in the first six months of 2013. This increase was driven by growth across most of our business, with the exception of technology resale, which was flat.

•	Cost of revenues was 18% of revenues in the first six months of 2014 and 2013.

•	Operating expenses increased 12% to $326.7 million in the first six months of 2014 from $290.9 million in the same period of 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues decreased 10% to $172.1 million in the first six months of 2014 from $192.0 million in the same period of 2013. This decrease was primarily driven by declines in software and technology resale revenues of $13.6 million and $6.6 million, respectively.

•	Cost of revenues was 16% of revenues in the first six months of 2014 and 17% in the same period of 2013, due primarily to a lower mix of technology resale.

•	Operating expenses were at $68.3 million in the first six months of 2014, compared to $50.6 million in the same period of 2013, primarily due to an increase in bad debt expense.

Other, net
These expenses increased 23% to $580.4 million in the first six months of 2014 from $470.1 million in the same period of 2013. This increase was primarily due to growth in corporate and development personnel costs, as we have increased such personnel to support our overall revenue growth and development initiatives.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At June 28, 2014, we had cash and cash equivalents of $315.3 million and short-term investments of $673.5 million, as compared to cash and cash equivalents of $202.4 million and short-term investments of $677.0 million at December 28, 2013.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 17% of our aggregate cash, cash equivalents and short-term investments at June 28, 2014. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of June 28, 2014, we were in compliance with all debt covenants. As of June 28, 2014, we had no outstanding borrowings under this agreement; however, we had $16.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $83.4 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2014.
The following table summarizes our cash flows in the first six months of 2014 and 2013:

	Six Months Ended
(In thousands)	2014	2013

Cash flows from operating activities	$404,058	$390,155
Cash flows from investing activities	(161,939)	(320,190)
Cash flows from financing activities	(131,440)	(113,216)
Effect of exchange rate changes on cash	2,204	(3,105)
Total change in cash and cash equivalents	112,883	(46,356)

Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$315,260	$270,764

Free cash flow (non-GAAP)	$185,395	$177,261

Cash from Operating Activities

	Six Months Ended
(In thousands)	2014	2013

Cash collections from clients	$1,711,507	$1,502,704
Cash paid to employees and suppliers and other	(1,198,457)	(1,017,648)
Cash paid for interest	(2,908)	(3,631)
Cash paid for taxes, net of refunds	(106,084)	(91,270)

Total cash from operations	$404,058	$390,155
Cash flow from operations increased $13.9 million in the first six months of 2014 when compared to the same period of 2013 due primarily to the increase in cash impacting earnings, partially offset by cash used to fund working capital requirements. During the first six months of 2014 and 2013, we received total client cash collections of $1.7 billion and $1.5 billion, of which 2% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 66 days in the first and second quarters of 2014, and 68 days in the second quarter of 2013. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 8% in the first six months of 2014 compared to the same period of 2013. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2014	2013

Capital purchases	$(131,997)	$(134,987)
Capitalized software development costs	(86,666)	(77,907)
Purchases of investments, net of sales and maturities	71,390	(3,722)
Purchases of other intangibles	(7,190)	(35,772)
Acquisition of businesses, net of cash acquired	(7,476)	(67,802)

Total cash flows from investing activities	$(161,939)	$(320,190)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. The increased level of capital spending has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending remained elevated during the first six months of 2014, but is expected to moderate in the latter half of the year, at which point free cash flow is expected to strengthen.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue such short-term investment activity throughout 2014, as we expect strong levels of cash flow.

During 2014, we acquired 100% of the outstanding membership interests of InterMedHx for $7.5 million. In 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.4 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2014	2013

Repayment of long-term debt and capital lease obligations	$(69)	$(9,750)
Cash from option exercises (including excess tax benefits)	34,817	38,650
Treasury stock purchases	(217,082)	(141,791)
Cash grants	48,000	—
Other	2,894	(325)

Total cash flows from financing activities	$(131,440)	$(113,216)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2014 based on the number of exercisable options as of June 28, 2014 and our current stock price.

In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an aggregate of $317.0 million, excluding transaction costs. During the six months ended June 28, 2014, we purchased 4.1 million shares for total consideration of $217.1 million. At June 28, 2014, $100.0 million remains available for purchases under the program. We may continue to purchase shares under this program in 2014, which will be dependent on a number of factors, including the price of our common stock.

During the six months ended June 29, 2013, we purchased 3.0 million shares of our common stock for total consideration of $141.8 million, under a separate program which was completed in August 2013.

In January 2014 we received $48.0 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus.

Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2014	2013	2014	2013

Cash flows from operating activities (GAAP)	$248,271	$176,507	$404,058	$390,155
Capital purchases	(62,336)	(85,536)	(131,997)	(134,987)
Capitalized software development costs	(42,122)	(43,573)	(86,666)	(77,907)

Free cash flow (non-GAAP)	$143,813	$47,398	$185,395	$177,261

Free cash flow increased $8.1 million in the first six months of 2014 compared to the same period in 2013. This increase is primarily due to increased cash flows from operations, partially offset by capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to condensed consolidated financial statements for information regarding recently issued accounting pronouncements.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2014.

(In thousands, except per share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
March 30, 2014 - April 26, 2014	—	$—	—	$242,000
April 27, 2014 - May 24, 2014	2,802	50.68	2,802	100,000
May 25, 2014 - June 28, 2014	70	54.20	—	100,000

Total	2,872	$50.77	2,802

(a)
Of the 2,872 shares of common stock, par value $0.01 per share, presented on the table above, 70 were originally granted to employees as restricted stock pursuant to our Long-Term Incentive Plan F and our 2011 Omnibus Equity Incentive Plan (the Plans). The Plans allow for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Plans, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced in December 2013, and subsequently amended in May 2014, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $317.0 million of our Common Stock. During the six months ended June 28, 2014, the Company repurchased 4.1 million shares for total consideration of $217.0 million pursuant to a Rule 10b5-1 plan. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

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

CERNER CORPORATION
Registrant

Date: July 25, 2014	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)