Form 10-Q
period 2014-09-27
CERNER CORP /MO/
filed 2014-10-24
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2014
Common Stock, $0.01 par value per share	341,472,242 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 27, 2014 (unaudited) and December 28, 2013

(In thousands, except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$496,494	$202,377
Short-term investments	835,269	677,004
Receivables, net	617,204	582,926
Inventory	28,604	32,299
Prepaid expenses and other	181,103	175,488
Deferred income taxes, net	76,803	91,614
Total current assets	2,235,477	1,761,708

Property and equipment, net	889,487	792,781
Software development costs, net	402,772	347,077
Goodwill	322,135	307,422
Intangible assets, net	131,790	144,132
Long-term investments	226,371	554,873
Other assets	184,606	190,371

Total assets	$4,392,638	$4,098,364

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$169,227	$145,019
Current installments of long-term debt and capital lease obligations	60,042	54,107
Deferred revenue	215,528	209,746
Accrued payroll and tax withholdings	145,739	147,986
Other accrued expenses	80,584	83,574
Total current liabilities	671,120	640,432

Long-term debt and capital lease obligations	86,756	111,717
Deferred income taxes and other liabilities	229,450	170,392
Deferred revenue	9,102	8,159
Total liabilities	996,428	930,700

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 346,052,087 shares issued at September 27, 2014 and 344,338,030 shares issued at December 28, 2013	3,461	3,443
Additional paid-in capital	890,902	812,853
Retained earnings	2,770,609	2,393,048
Treasury stock, 4,652,515 shares at September 27, 2014 and 570,616 shares at December 28, 2013	(245,333)	(28,251)
Accumulated other comprehensive loss, net	(23,429)	(13,429)
Total shareholders’ equity	3,396,210	3,167,664

Total liabilities and shareholders’ equity	$4,392,638	$4,098,364

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 27, 2014 and September 28, 2013
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2014	2013	2014	2013

Revenues:
System sales	$224,345	$202,632	$665,595	$602,037
Support, maintenance and services	593,068	508,520	1,738,664	1,461,723
Reimbursed travel	22,736	16,678	72,413	51,660

Total revenues	840,149	727,830	2,476,672	2,115,420
Costs and expenses:
Cost of system sales	65,520	64,389	211,939	217,580
Cost of support, maintenance and services	51,809	38,510	147,181	103,366
Cost of reimbursed travel	22,736	16,678	72,413	51,660
Sales and client service	346,417	304,665	1,020,552	853,213
Software development (Includes amortization of $25,372 and $75,410 for the three and nine months ended September 27, 2014; and $24,056 and $69,366 for the three and nine months ended September 28, 2013)	97,026	82,998	285,897	246,343
General and administrative	68,487	51,352	180,900	150,995

Total costs and expenses	651,995	558,592	1,918,882	1,623,157

Operating earnings	188,154	169,238	557,790	492,263

Other income, net	2,181	3,509	7,908	9,286

Earnings before income taxes	190,335	172,747	565,698	501,549
Income taxes	(61,333)	(57,403)	(188,137)	(163,258)

Net earnings	$129,002	$115,344	$377,561	$338,291

Basic earnings per share	$0.38	$0.34	$1.10	$0.98
Diluted earnings per share	$0.37	$0.33	$1.08	$0.96
Basic weighted average shares outstanding	341,188	342,992	342,254	343,681
Diluted weighted average shares outstanding	349,326	351,449	350,468	352,332
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 27, 2014 and September 28, 2013
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2014	2013	2014	2013

Net earnings	$129,002	$115,344	$377,561	$338,291
Foreign currency translation adjustment and other (net of tax benefit of $922 and $603 for the three and nine months ended September 27, 2014; and $1,366 and $1,984 for the three and nine months ended September 28, 2013)	(17,672)	10,595	(9,603)	(7,610)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(259) and $(252) for the three and nine months ended September 27, 2014; and $509 and $(34) for the three and nine months ended September 28, 2013)	(409)	801	(397)	(59)

Comprehensive income	$110,921	$126,740	$367,561	$330,622

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 27, 2014 and September 28, 2013
(unaudited)

	Nine Months Ended
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$377,561	$338,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217,212	189,460
Share-based compensation expense	43,330	33,650
Provision for deferred income taxes	21,712	19,573
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(36,562)	41,281
Inventory	3,515	(3,887)
Prepaid expenses and other	9,862	(48,290)
Accounts payable	20,137	(19,309)
Accrued income taxes	(2,038)	(6,404)
Deferred revenue	7,361	5,440
Other accrued liabilities	(38,511)	4,580

Net cash provided by operating activities	623,579	554,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(200,372)	(218,406)
Capitalized software development costs	(130,761)	(125,951)
Purchases of investments	(1,069,938)	(832,039)
Sales and maturities of investments	1,224,063	825,126
Purchase of other intangibles	(10,238)	(39,797)
Acquisition of businesses, net of cash acquired	(7,476)	(67,877)

Net cash used in investing activities	(194,722)	(458,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(75)	(9,756)
Proceeds from excess tax benefits from share-based compensation	26,079	29,274
Proceeds from exercise of options	19,423	24,049
Treasury stock purchases	(217,082)	(170,042)
Contingent consideration payments for acquisition of businesses	(10,617)	(800)
Cash grants	48,000	—
Other	2,894	4,823

Net cash used in financing activities	(131,378)	(122,452)

Effect of exchange rate changes on cash and cash equivalents	(3,362)	(2,589)

Net increase (decrease) in cash and cash equivalents	294,117	(29,600)
Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$496,494	$287,520

Summary of acquisition transactions:
Fair value of net tangible assets acquired	$(1,509)	$1,512
Fair value of intangible assets acquired	3,800	25,489
Fair value of goodwill	16,785	60,511
Less: Fair value of contingent liability payable	(11,600)	(18,982)

Cash paid for acquisitions	7,476	68,530
Cash acquired	—	(653)

Net cash used	$7,476	$67,877
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Statement Presentation

The condensed consolidated financial statements included herein have been prepared by Cerner Corporation (Cerner, the Company, we, us or our) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2014 and 2013 third quarters ended on September 27, 2014 and September 28, 2013, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

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

(2) Business Acquisitions

Siemens Health Services

On August 5, 2014, we entered into a Master Sale and Purchase Agreement (the "Agreement") with Siemens AG, a stock corporation under the laws of Germany ("Siemens"), pursuant to which Cerner will acquire substantially all of the assets, and assume certain liabilities of Siemens' health information technology business unit, Siemens Health Services.

Consideration for this acquisition is expected to total $1.3 billion in cash, subject to certain adjustments for working capital and pension obligations. We expect to enter into a transition services agreement pursuant to which Siemens will provide certain transitional services to Cerner for an initial period of up to six months after the acquisition closing.

In September 2014, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended, in connection with our purchase of Siemens Health Services. The early termination of the HSR waiting period satisfies one of the conditions to closing of the pending acquisition. The transaction remains subject to other customary closing conditions and is expected to close in our first fiscal quarter of 2015.

Concurrently with the execution of the Agreement, the parties entered into an agreement to create a strategic alliance to jointly invest in innovative projects that integrate health IT with medical technologies for the purpose of enhancing workflows and improving clinical outcomes. After closing, each company will contribute up to $50.0 million to fund projects of shared importance to both companies and their clients.

During the three months ended September 27, 2014, we incurred $9.4 million of costs in connection with our pending acquisition of Siemens Health Services, which are included in general and administrative expense in our condensed consolidated statements of operations.

InterMedHx

On April 1, 2014, we purchased 100% of the outstanding membership interests of InterMedHx, LLC (InterMedHx). InterMedHx is a provider of health technology solutions in the areas of preventive care, patient administration, and medication history. We believe the addition of InterMedHx solutions provides additional capabilities in the market.

Consideration for the acquisition of InterMedHx is expected to total $19.1 million consisting of up-front cash plus contingent consideration, which is payable at a percentage of the revenue contribution from InterMedHx solutions and services. We valued the contingent consideration at $11.6 million based on projections of revenue over the assessment period.

The allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $16.8 million and $3.8 million in intangible assets related to the value of existing technologies. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at September 27, 2014:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$213,003	$—	$—
Time deposits	Cash equivalents	—	11,354	—
Commercial paper	Cash equivalents	—	62,575	—
Government and corporate bonds	Cash equivalents	—	2,500	—
Time deposits	Short-term investments	—	83,395	—
Commercial paper	Short-term investments	—	441,365	—
Government and corporate bonds	Short-term investments	—	310,509	—
Government and corporate bonds	Long-term investments	—	213,704	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 28, 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$57,254	$—	$—
Time deposits	Cash equivalents	—	7,771	—
Commercial paper	Cash equivalents	—	3,000	—
Government and corporate bonds	Cash equivalents	—	410	—
Time deposits	Short-term investments	—	70,315	—
Commercial paper	Short-term investments	—	33,742	—
Government and corporate bonds	Short-term investments	—	572,947	—
Government and corporate bonds	Long-term investments	—	542,711	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at September 27, 2014 and December 28, 2013 was approximately $33.3 million and $32.6 million, respectively. The carrying amount of such fixed-rate debt at September 27, 2014 and December 28, 2013 was $30.2 million and $30.6 million, respectively.

(4) Investments

Available-for-sale investments at September 27, 2014 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$213,003	$—	$—	$213,003
Time deposits	11,354	—	—	11,354
Commercial paper	62,575	—	—	62,575
Government and corporate bonds	2,500	—	—	2,500
Total cash equivalents	289,432	—	—	289,432

Short-term investments:
Time deposits	83,402	1	(8)	83,395
Commercial paper	441,455	8	(98)	441,365
Government and corporate bonds	310,426	131	(48)	310,509
Total short-term investments	835,283	140	(154)	835,269

Long-term investments:
Government and corporate bonds	213,992	48	(336)	213,704

Total available-for-sale investments	$1,338,707	$188	$(490)	$1,338,405

Available-for-sale investments at December 28, 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$57,254	$—	$—	$57,254
Time deposits	7,771	—	—	7,771
Commercial paper	3,000	—	—	3,000
Government and corporate bonds	410	—	—	410
Total cash equivalents	68,435	—	—	68,435

Short-term investments:
Time deposits	70,303	12	—	70,315
Commercial paper	33,750	1	(9)	33,742
Government and corporate bonds	572,670	356	(79)	572,947
Total short-term investments	676,723	369	(88)	677,004

Long-term investments:
Government and corporate bonds	542,644	346	(279)	542,711

Total available-for-sale investments	$1,287,802	$715	$(367)	$1,288,150

Investments reported under the cost method of accounting as of September 27, 2014 and December 28, 2013 were $8.7 million and $7.2 million, respectively. Investments reported under the equity method of accounting as of September 27, 2014 and December 28, 2013 were $4.0 million and $5.0 million, respectively.

We sold available-for-sale investments for proceeds of $659.7 million and $109.9 million during the nine months ended September 27, 2014 and September 28, 2013, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	September 27, 2014	December 28, 2013

Gross accounts receivable	$605,069	$583,312
Less: Allowance for doubtful accounts	25,372	36,286

Accounts receivable, net of allowance	579,697	547,026

Current portion of lease receivables	37,507	35,900

Total receivables, net	$617,204	$582,926

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS.  This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract.  Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of September 27, 2014, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at September 27, 2014 and December 28, 2013. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first nine months of 2014 and 2013, we received total client cash collections of $2.6 billion and $2.3 billion, respectively, of which $61.1 million and $44.9 million were received from third party arrangements with non-recourse payment assignments.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 33.3% and 32.6% for the first nine months of 2014 and 2013, respectively.

In January 2013, the American Taxpayer Relief Act of 2012 (Act) became law. The Act reinstated the research and development tax credit retroactively from January 1, 2012. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item and the credit related to 2013 as a component of the overall 2013 effective tax rate. This credit expired on December 31, 2013. The increase in our effective tax rate through the first nine months of 2014 relative to the same period in 2013 is primarily due to the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 credit and the expiration of the credit in 2014.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$129,002	341,188	$0.38	$115,344	342,992	$0.34
Effect of dilutive securities:
Stock options and non-vested shares	—	8,138		—	8,457
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$129,002	349,326	$0.37	$115,344	351,449	$0.33

For the three months ended September 27, 2014 and September 28, 2013, options to purchase 6.7 million and 7.2 million shares of common stock at per share prices ranging from $38.66 to $60.37 and $36.92 to $50.54, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$377,561	342,254	$1.10	$338,291	343,681	$0.98
Effect of dilutive securities:
Stock options and non-vested shares	—	8,214		—	8,651
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$377,561	350,468	$1.08	$338,291	352,332	$0.96

For the nine months ended September 27, 2014 and September 28, 2013, options to purchase 5.4 million and 5.8 million shares of common stock at per share prices ranging from $38.66 to $60.37 and $32.92 to $50.54, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the nine months ended September 27, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,407	$22.24
Granted	3,200	51.94
Exercised	(1,784)	11.95
Forfeited and expired	(255)	41.98
Outstanding as of September 27, 2014	25,568	26.48	$823,590	6.17

Exercisable as of September 27, 2014	14,946	$13.99	$667,501	4.65

The weighted-average assumptions used to estimate the fair value of stock options granted in 2014 were as follows:

Expected volatility (%)	29.7%
Expected term (yrs)	9.2
Risk-free rate (%)	2.9%
Fair value per option	$22.54
As of September 27, 2014, there was $148.1 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.30 years.
Non-vested Shares

Non-vested share activity for the nine months ended September 27, 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	552	$38.54
Granted	166	55.38
Vested	(206)	33.33
Forfeited	(3)	33.22

Outstanding as of September 27, 2014	509	$46.17
As of September 27, 2014, there was $13.3 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.55 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2014	2013	2014	2013

Stock option and non-vested share compensation expense	$15,061	$12,527	$43,330	$33,650
Associate stock purchase plan expense	1,109	1,168	3,486	2,867
Amounts capitalized in software development costs, net of amortization	(171)	(237)	(845)	(900)

Amounts charged against earnings, before income tax benefit	$15,999	$13,458	$45,971	$35,617

Amount of related income tax benefit recognized in earnings	$5,616	$5,221	$16,136	$13,819

Treasury Stock

In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an additional $100.0 million. This increase authorizes repurchases of up to $317.0 million, in the aggregate, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

During the nine months ended September 27, 2014, we repurchased 4.1 million shares for consideration of $217.0 million, excluding transaction costs. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At September 27, 2014, $100.0 million remains available for purchases under the program.

(9) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

(In thousands)		Fair Value
Derivatives Designated	Balance Sheet Classification	September 27, 2014	December 28, 2013

Net investment hedge	Short-term liabilities	$15,084	$15,304
Net investment hedge	Long-term liabilities	15,084	15,304

Total net investment hedge		$30,168	$30,608

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended		Net Unrealized Gain (Loss) For the Nine Months Ended
Derivatives Designated	Balance Sheet Classification	2014	2013	2014	2013

Net investment hedge	Short-term liabilities	$448	$(523)	$134	$2
Net investment hedge	Long-term liabilities	448	(1,058)	134	2

Total net investment hedge		$896	$(1,581)	$268	$4

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

RLIS, Inc., a non-practicing entity, filed a complaint in the Southern District of Texas against the Company alleging that certain of the Company’s electronic medical record solutions infringe two patents owned by the plaintiff.  Plaintiff is requesting unspecified damages, trebling of those damages due to willful infringement, attorneys’ fees, costs, an ongoing royalty and an injunction enjoining the sale and use of certain capabilities of the allegedly infringing solutions.  The plaintiff’s expert estimates damages of between $35.3 million and $38.2 million and an ongoing royalty.  The Company disputes these claims and intends to vigorously defend itself in this matter.  The trial is now set for the first quarter of 2015.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 27, 2014 and September 28, 2013:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$741,830	$98,319	$—	$840,149

Cost of revenues	126,223	13,842	—	140,065
Operating expenses	170,709	30,531	310,690	511,930
Total costs and expenses	296,932	44,373	310,690	651,995

Operating earnings (loss)	$444,898	$53,946	$(310,690)	$188,154

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2013
Revenues	$641,541	$86,289	$—	$727,830

Cost of revenues	107,560	12,017	—	119,577
Operating expenses	148,478	34,078	256,459	439,015
Total costs and expenses	256,038	46,095	256,459	558,592

Operating earnings (loss)	$385,503	$40,194	$(256,459)	$169,238

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2014
Revenues	$2,206,297	$270,375	$—	$2,476,672

Cost of revenues	389,344	42,189	—	431,533
Operating expenses	497,428	98,835	891,086	1,487,349
Total costs and expenses	886,772	141,024	891,086	1,918,882

Operating earnings (loss)	$1,319,525	$129,351	$(891,086)	$557,790

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2013
Revenues	$1,837,171	$278,249	$—	$2,115,420

Cost of revenues	327,356	45,250	—	372,606
Operating expenses	439,345	84,685	726,521	1,250,551
Total costs and expenses	766,701	129,935	726,521	1,623,157

Operating earnings (loss)	$1,070,470	$148,314	$(726,521)	$492,263

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2014 and 2013 third quarters ended on September 27, 2014 and September 28, 2013, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intends," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," “plan,” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our reliance on third party suppliers; risks inherent with business acquisitions and other combinations; and the integration thereof, such as difficulties and operational and financial risks associated with integrating Cerner and Siemens Health Services; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; the authority of our Board of Directors to issue preferred stock and anti-takeover provisions contained in our corporate governance documents; material adverse resolution of legal proceedings; the risk of uncertainty as to timing of the consummation of an acquisition; risks that any of the closing conditions to the proposed acquisition of Siemens Health Services may not be satisfied or may not be satisfied in a timely manner; risks related to disruption of management time from ongoing business operations due to the proposed acquisition of Siemens Health Services; failure to realize the synergies and other benefits expected from the proposed acquisition of Siemens Health Services; risk that the assets and business acquired may not continue to be commercially successful; the effect of the proposed acquisition of Siemens Health Services on the ability of Cerner to retain customers and retain and hire key personnel and maintain relationships with key suppliers; unexpected costs, charges or expenses resulting from the acquisition of Siemens Health Services; litigation or claims relating to the transaction or the acquired assets and business; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference. Forward looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as to the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

Results Overview
The Company delivered strong levels of bookings, revenues, earnings and operating cash flows in the third quarter of 2014.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.1 billion in the third quarter of 2014, which was an increase of 19% compared to $928.0 million in the third quarter of 2013. Revenues for the third quarter of 2014 increased 15% to $840.1 million compared to $727.8 million in the third quarter of 2013. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by the HITECH Act and other regulatory requirements, and increased contributions from Cerner ITWorks and Cerner revenue cycle solutions and services.

Third quarter 2014 net earnings increased 12% to $129.0 million compared to $115.3 million in the third quarter of 2013. Diluted earnings per share increased 12% to $0.37 compared to $0.33 in the third quarter of 2013. The growth in net earnings and diluted earnings per share was driven by strong growth in services and higher margin components of system sales.

Third quarter 2014 and 2013 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the third quarter 2014 net earnings and diluted earnings per share by $10.4 million and $0.03, respectively, and the third quarter 2013 net earnings and diluted earnings per share by $8.2 million and $0.02, respectively. The third quarter 2014 net earnings and diluted earnings per share also reflect the impact of acquisition costs related to our pending acquisition of Siemens Health Services, as further described in Note (2) of our notes to condensed consolidated financial statements. These costs reduced net earnings and diluted earnings per share by $5.9 million and $0.02, respectively.

We had cash collections of receivables of $858.3 million in the third quarter of 2014 compared to $766.1 million in the third quarter of 2013. Days sales outstanding was 67 days for the third quarter of 2014 compared to 66 days for the second quarter of 2014 and the third quarter of 2013. Operating cash flows for the third quarter of 2014 were $219.5 million compared to $164.2 million in the third quarter of 2013.

Results of Operations
Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013
The following table presents a summary of the operating information for the third quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$224,345	27%	$202,632	28%	11%
Support and maintenance	177,450	21%	166,308	23%	7%
Services	415,618	49%	342,212	47%	21%
Reimbursed travel	22,736	3%	16,678	2%	36%

Total revenues	840,149	100%	727,830	100%	15%

Costs of revenue
Costs of revenue	140,065	17%	119,577	16%	17%

Total margin	700,084	83%	608,253	84%	15%

Operating expenses
Sales and client service	346,417	41%	304,665	42%	14%
Software development	97,026	12%	82,998	11%	17%
General and administrative	68,487	8%	51,352	7%	33%

Total operating expenses	511,930	61%	439,015	60%	17%

Total costs and expenses	651,995	78%	558,592	77%	17%

Operating earnings	188,154	22%	169,238	23%	11%

Other income, net	2,181		3,509
Income taxes	(61,333)		(57,403)

Net earnings	$129,002		$115,344		12%
Revenues & Backlog
Revenues increased 15% to $840.1 million in the third quarter of 2014, as compared to $727.8 million in the third quarter of 2013.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 11% to $224.3 million in the third quarter of 2014 from $202.6 million for the same period in 2013. The increase in system sales was primarily driven by strong growth in software of $18.1 million.

•
Support and maintenance revenues increased 7% to $177.5 million in the third quarter of 2014 compared to $166.3 million during the same period in 2013. This increase was attributable to continued success at selling Cerner Millennium® applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 21% to $415.6 million in the third quarter of 2014 from $342.2 million for the same period in 2013. This increase was driven by growth in CernerWorksSM managed services of $14.1 million as a result of continued demand for our hosting services and a $59.3 million increase in professional services due to growth in implementation and consulting activities.

Contract backlog, which reflects new business bookings that have not yet been recognized as revenue, increased 22% in the third quarter of 2014 when compared to the same period in 2013. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks, and Cerner revenue cycle services bookings that typically have longer contract terms. A summary of our total backlog follows:

(In thousands)	September 27, 2014	September 28, 2013

Contract backlog	$9,342,069	$7,627,181
Support and maintenance backlog	814,008	769,847

Total backlog	$10,156,077	$8,397,028
Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the third quarter of 2014, compared to 16% in the same period of 2013. The higher cost of revenues as a percent of revenue was driven by a higher amount of third party resources being utilized for support and services.
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
Operating Expenses
Total operating expenses increased 17% to $511.9 million in the third quarter of 2014, compared with $439.0 million in the third quarter of 2013.

•
Sales and client service expenses as a percent of total revenues were 41% in the third quarter of 2014, compared to 42% in the same period of 2013. These expenses increased 14% to $346.4 million in the third quarter of 2014, from $304.7 million in the same period of 2013. Sales and client service expenses include salaries of sales and client service personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, sales and marketing salaries and trade show and advertising costs. The increase was driven by strong services growth.

•
Software development expenses as a percent of revenue were 12% in the third quarter of 2014, compared to 11% in the same period of 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and Healthe Intent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2014 and 2013 is as follows:

	Three Months Ended
(In thousands)	2014	2013

Software development costs	$115,749	$106,986
Capitalized software costs	(43,523)	(47,492)
Capitalized costs related to share-based payments	(572)	(552)
Amortization of capitalized software costs	25,372	24,056

Total software development expense	$97,026	$82,998

•
General and administrative expenses as a percent of total revenues were 8% in the third quarter of 2014, compared to 7% in the same period of 2013. These expenses increased 33% to $68.5 million in 2014, from $51.4 million for the same period in 2013. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments and acquisition costs. The increase in general and administrative expenses was primarily driven by $9.4 million of acquisition costs related to our pending acquisition of Siemens Health Services and a $3.1 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•
Other income was $2.2 million in the third quarter of 2014 and $3.5 million in the same period of 2013. This decrease is primarily due to the 2013 period included a gain recognized on the sale of one of our cost method investments.

•
Our effective tax rate was 32.2% for the third quarter of 2014 and 33.2% for the third quarter of 2013. This decrease is primarily due to an increase in net favorable discrete items recorded in 2014 relative to 2013, partially offset by the expiration of the research and development tax credit in 2014. Refer to Note (6) of the notes to condensed consolidated financial statements.

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

The following table presents a summary of the operating information for the third quarters of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$741,830	100%	$641,541	100%	16%

Costs of revenue	126,223	17%	107,560	17%	17%
Operating expenses	170,709	23%	148,478	23%	15%
Total costs and expenses	296,932	40%	256,038	40%	16%

Domestic operating earnings	444,898	60%	385,503	60%	15%

Global Segment
Revenues	98,319	100%	86,289	100%	14%

Costs of revenue	13,842	14%	12,017	14%	15%
Operating expenses	30,531	31%	34,078	39%	(10)%
Total costs and expenses	44,373	45%	46,095	53%	(4)%

Global operating earnings	53,946	55%	40,194	47%	34%

Other, net	(310,690)		(256,459)		21%

Consolidated operating earnings	$188,154		$169,238		11%
Domestic Segment

•	Revenues increased 16% to $741.8 million in the third quarter of 2014 from $641.5 million in the same period of 2013. This increase was driven by strong growth across most of our business.

•	Cost of revenues was 17% of revenues in the third quarters of 2014 and 2013.

•	Operating expenses increased 15% to $170.7 million in the third quarter of 2014 from $148.5 million in the same period of 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues increased 14% to $98.3 million in the third quarter of 2014 from $86.3 million in the same period of 2013. This increase was driven by growth in managed services of $4.1 million as a result of continued demand for our hosting services and a $7.0 million increase in professional services due to growth in implementation and consulting activities.

•	Cost of revenues was 14% of revenues in the third quarters of 2014 and 2013.

•	Operating expenses were at $30.5 million in the third quarter of 2014, compared to $34.1 million in the same period of 2013, primarily due to a decrease in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, acquisition costs, depreciation, and amortization. These expenses increased 21% to $310.7 million in the third quarter of 2014 from $256.5 million in the same period of 2013. This increase was primarily due to an increase in corporate and development personnel costs, as we have increased such personnel to support our overall revenue growth and development initiatives. The 2014 period also includes $9.4 million in acquisition costs related to our pending acquisition of Siemens Health Services.
Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013
The following table presents a summary of the operating information for the first nine months of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$665,595	27%	$602,037	28%	11%
Support and maintenance	527,654	21%	491,824	23%	7%
Services	1,211,010	49%	969,899	46%	25%
Reimbursed travel	72,413	3%	51,660	2%	40%

Total revenues	2,476,672	100%	2,115,420	100%	17%

Costs of revenue
Costs of revenue	431,533	17%	372,606	18%	16%

Total margin	2,045,139	83%	1,742,814	82%	17%

Operating expenses
Sales and client service	1,020,552	41%	853,213	40%	20%
Software development	285,897	12%	246,343	12%	16%
General and administrative	180,900	7%	150,995	7%	20%

Total operating expenses	1,487,349	60%	1,250,551	59%	19%

Total costs and expenses	1,918,882	77%	1,623,157	77%	18%

Operating earnings	557,790	23%	492,263	23%	13%

Other income, net	7,908		9,286
Income taxes	(188,137)		(163,258)

Net earnings	$377,561		$338,291		12%
Revenues & Backlog
Revenues increased 17% to $2.5 billion in the first nine months of 2014, as compared to $2.1 billion in the first nine months of 2013.

•
System sales increased 11% to $665.6 million in the first nine months of 2014 from $602.0 million for the same period in 2013. The increase in system sales was primarily driven by strong growth in software and subscriptions of $55.4 million and $17.5 million, respectively, partially offset by an $8.7 million decline in technology resale.

•
Support and maintenance revenues increased 7% to $527.7 million in the first nine months of 2014 compared to $491.8 million during the same period in 2013. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue increased 25% to $1.2 billion in the first nine months of 2014 from $969.9 million for the same period in 2013. This increase was driven by growth in CernerWorks managed services of $43.8 million as a result of continued demand for our hosting services and a $197.4 million increase in professional services due to growth in implementation and consulting activities.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the first nine months of 2014, compared to 18% in the same period of 2013. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 19% to $1.5 billion in the first nine months of 2014, compared with $1.3 billion in the same period of 2013.

•
Sales and client service expenses as a percent of total revenues were 41% in the first nine months of 2014, compared to 40% in the same period of 2013. These expenses increased 20% to $1.0 billion in the first nine months of 2014, from $853.2 million in the same period of 2013. The increase as a percent of revenue reflects a higher mix of services during the period that was driven by strong services growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in the first nine months of 2014 and 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and Healthe Intent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2014 and 2013 is as follows:

	Nine Months Ended
(In thousands)	2014	2013

Software development costs	$341,248	$302,928
Capitalized software costs	(128,732)	(124,105)
Capitalized costs related to share-based payments	(2,029)	(1,846)
Amortization of capitalized software costs	75,410	69,366

Total software development expense	$285,897	$246,343

•
General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2014 and 2013. These expenses increased 20% to $180.9 million in 2014, from $151.0 million for the same period in 2013. The increase in general and administrative expenses was primarily driven by $9.4 million of acquisition costs related to our pending acquisition of Siemens Health Services and a $12.2 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•
Other income decreased to $7.9 million in the first nine months of 2014 from $9.3 million in the same period of 2013. This decrease is primarily due to the reductions to interest expense for interest capitalized during the construction of our Continuous Campus in the 2013 period.

•
Our effective tax rate was 33.3% for the first nine months of 2014 and 32.6% for the first nine months of 2013. This increase is primarily a result of the favorable discrete item recorded in the first quarter of 2013 for the retroactive extension of the 2012 research and development credit and the expiration of the same credit at the end of 2013. Refer to Note (6) of the notes to condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of the operating information for the first nine months of 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$2,206,297	100%	$1,837,171	100%	20%

Costs of revenue	389,344	18%	327,356	18%	19%
Operating expenses	497,428	23%	439,345	24%	13%
Total costs and expenses	886,772	40%	766,701	42%	16%

Domestic operating earnings	1,319,525	60%	1,070,470	58%	23%

Global Segment
Revenues	270,375	100%	278,249	100%	(3)%

Costs of revenue	42,189	16%	45,250	16%	(7)%
Operating expenses	98,835	37%	84,685	30%	17%
Total costs and expenses	141,024	52%	129,935	47%	9%

Global operating earnings	129,351	48%	148,314	53%	(13)%

Other, net	(891,086)		(726,521)		23%

Consolidated operating earnings	$557,790		$492,263		13%
Domestic Segment

•
Revenues increased 20% to $2.2 billion in the first nine months of 2014 from $1.8 billion in the first nine months of 2013. This increase was driven by strong growth across most of our business, with the exception of technology resale, which declined slightly.

•	Cost of revenues was 18% of revenues in the first nine months of 2014 and 2013.

•	Operating expenses increased 13% to $497.4 million in the first nine months of 2014 from $439.3 million in the same period of 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues decreased 3% to $270.4 million in the first nine months of 2014 from $278.2 million in the same period of 2013. This decrease was primarily driven by declines in software and technology resale revenues of $13.4 million and $5.1 million, respectively, partially offset by increases in managed services and professional services of $4.2 million and $8.2 million, respectively.

•	Cost of revenues was 16% of revenues in the first nine months of 2014 and 2013.

•	Operating expenses were at $98.8 million in the first nine months of 2014, compared to $84.7 million in the same period of 2013, primarily due to an increase in bad debt expense.

Other, net
These expenses increased 23% to $891.1 million in the first nine months of 2014 from $726.5 million in the same period of 2013. This increase was primarily due to an increase in corporate and development personnel costs, as we have increased such personnel to support our overall revenue growth and development initiatives. The 2014 period also includes $9.4 million in acquisition costs related to our pending acquisition of Siemens Health Services.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of commercial paper, money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At September 27, 2014, we had cash and cash equivalents of $496.5 million and short-term investments of $835.3 million, as compared to cash and cash equivalents of $202.4 million and short-term investments of $677.0 million at December 28, 2013.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 13% of our aggregate cash, cash equivalents and short-term investments at September 27, 2014. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of September 27, 2014, we were in compliance with all debt covenants. As of September 27, 2014, we had no outstanding borrowings under this agreement; however, we had $17.1 million of outstanding letters of credit, which reduced our available borrowing capacity to $82.9 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next twelve months.
The following table summarizes our cash flows in the first nine months of 2014 and 2013:

	Nine Months Ended
(In thousands)	2014	2013

Cash flows from operating activities	$623,579	$554,385
Cash flows from investing activities	(194,722)	(458,944)
Cash flows from financing activities	(131,378)	(122,452)
Effect of exchange rate changes on cash	(3,362)	(2,589)
Total change in cash and cash equivalents	294,117	(29,600)

Cash and cash equivalents at beginning of period	202,377	317,120

Cash and cash equivalents at end of period	$496,494	$287,520

Free cash flow (non-GAAP)	$292,446	$210,028

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2014	2013

Cash collections from clients	$2,569,815	$2,268,812
Cash paid to employees and suppliers and other	(1,802,794)	(1,545,440)
Cash paid for interest	(3,882)	(4,677)
Cash paid for taxes, net of refunds	(139,560)	(164,310)

Total cash from operations	$623,579	$554,385
Cash flow from operations increased $69.2 million in the first nine months of 2014 when compared to the same period of 2013 due primarily to the increase in cash impacting earnings, partially offset by cash used to fund working capital requirements. During the first nine months of 2014 and 2013, we received total client cash collections of $2.6 billion and $2.3 billion, of which 2% were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 67 days in the third quarter of 2014, compared to 66 days in the second quarter of 2014 and the third quarter of 2013. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 7% in the first nine months of 2014 compared to the same period of 2013. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	Nine Months Ended
(In thousands)	2014	2013

Capital purchases	$(200,372)	$(218,406)
Capitalized software development costs	(130,761)	(125,951)
Sales and maturities of investments, net of purchases	154,125	(6,913)
Purchases of other intangibles	(10,238)	(39,797)
Acquisition of businesses, net of cash acquired	(7,476)	(67,877)

Total cash flows from investing activities	$(194,722)	$(458,944)
Cash flows from investing activities consist primarily of capital spending and our short-term investment activities. Our capital spending in 2014 has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives.

Short-term investment activity has historically consisted of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2014 activity is impacted by a change in investment mix, whereas we have invested more heavily in cash equivalents versus short-term and long-term investments, as we prepare to fund our acquisition of Siemens Health Services. Consideration for this pending acquisition is expected to total $1.3 billion in cash, and close in our first fiscal quarter of 2015. Refer to Notes (2) and (4) of the notes to condensed consolidated financial statements.

During 2014, we acquired 100% of the outstanding membership interests of InterMedHx for $7.5 million. In 2013, we acquired the net assets of PureWellness and 100% of the outstanding stock of Labotix for $67.5 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2014	2013

Repayment of long-term debt and capital lease obligations	$(75)	$(9,756)
Cash from option exercises (including excess tax benefits)	45,502	53,323
Treasury stock purchases	(217,082)	(170,042)
Cash grants	48,000	—
Contingent consideration payments for acquisition of businesses	(10,617)	(800)
Other	2,894	4,823

Total cash flows from financing activities	$(131,378)	$(122,452)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2014 based on the number of exercisable options as of September 27, 2014 and our current stock price.

In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an aggregate of $317.0 million, excluding transaction costs. During the nine months ended September 27, 2014, we purchased 4.1 million shares for total consideration of $217.1 million. At September 27, 2014, $100.0 million remains available for purchases under the program. We may continue to purchase shares under this program in 2014, which will be dependent on a number of factors, including the price of our common stock.

During the nine months ended September 28, 2013, we purchased 3.6 million shares of our common stock for total consideration of $170.0 million, under a separate program which was completed in August 2013.

In January 2014 we received $48.0 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus.

In September 2014 we paid $10.6 million of the contingent consideration related to our acquisition of PureWellness.

Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2014	2013	2014	2013

Cash flows from operating activities (GAAP)	$219,521	$164,230	$623,579	$554,385
Capital purchases	(68,375)	(83,419)	(200,372)	(218,406)
Capitalized software development costs	(44,095)	(48,044)	(130,761)	(125,951)

Free cash flow (non-GAAP)	$107,051	$32,767	$292,446	$210,028

Free cash flow increased $82.4 million in the first nine months of 2014 compared to the same period in 2013. This increase is due to an increase in cash flows from operations combined with a decrease in capital purchases, primarily due to the completion of construction on our Continuous Campus. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2014.

(In thousands, except per share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
June 29, 2014 - July 26, 2014	—	—	—	$100,000
July 27, 2014 - August 23, 2014	—	—	—	100,000
August 24, 2014 - September 27, 2014	6	$59.88	—	100,000

Total	6	$59.88	—

(a)
All of the shares of common stock, par value $0.01 per share, presented on the table above, were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the Plan). The Plan allows for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock, and pursuant to the Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced in December 2013, and subsequently amended in May 2014, our Board of Directors authorized a stock repurchase program for an aggregate purchase of up to $317.0 million of our Common Stock. During the nine months ended September 27, 2014, the Company repurchased 4.1 million shares for total consideration of $217.0 million pursuant to a Rule 10b5-1 plan. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our stock repurchase program.

Item 6. Exhibits

(a)	Exhibits

2.1	Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated 5 August 2014

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

PLEASE NOTE:  Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed the agreement referenced above as an exhibit to this Current Report on Form 10-Q. The agreement has been filed to provide investors with information regarding its respective terms. The agreement is not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreement may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibit. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreement. Moreover, certain representations, warranties and covenants in the agreement may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreement as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 24, 2014	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)