Form 10-K
period 2015-01-03
CERNER CORP /MO/
filed 2015-02-11
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 3, 2015

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
Yes [  ]       No [X]
As of June 28, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15.5 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2015
Common Stock, $0.01 par value per share	342,588,295 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Shareholders' Meeting to be held May 22, 2015	Part III

CERNER CORPORATION

PART I.

Item 1. Business

Overview
Cerner Corporation started doing business in 1980, and it was organized as a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.201.1024. Our Web site, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Cerner is a leading supplier of health care information technology (HCIT). Our mission is to contribute to the improvement of health care delivery and the health of communities. We offer a wide range of intelligent solutions and services that support the clinical, financial and operational needs of organizations of all sizes. We have systems in more than 18,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites.

Cerner solutions are offered on the unified Cerner Millennium® architecture and on the HealtheIntent™ cloud-based platform. Cerner Millennium is a person-centric computing framework, which includes integrated clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. Our HealtheIntent platform is a cloud-based platform that enables a new generation of solutions to leverage the increasing amount of data being captured as the health care industry is digitized. On the HealtheIntent platform, we offer EHR-agnostic solutions based on sophisticated, statistical algorithms that are intended to help providers predict and improve outcomes, control costs, improve quality, and manage the health of the populations they serve.

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

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2014	2013	2012

Revenues by Solutions & Services
System sales	28%	29%	34%
Support and maintenance	21%	23%	23%
Services	48%	46%	41%
Reimbursed travel	3%	2%	2%
	100%	100%	100%

Revenues by Segment
Domestic	89%	88%	88%
Global	11%	12%	12%
	100%	100%	100%

Health Care and Health Care IT Industry
There are several trends in health care that we believe create a favorable environment for Cerner. One is the unsustainable rate of growth in health care spending. The Centers for Medicare and Medicaid Services (CMS) estimates United States health care spending in 2014 at $3.1 trillion, or 17.6 percent of Gross Domestic Product (GDP), and projects it to be 19.3 percent of GDP by 2023. We believe health care IT is one of few remaining levers that can change this trajectory. Further, health care providers continue to operate in an environment that includes what we call ‘raining measures and mandates’. Examples of these include:

•
Health Information Technology for Economic and Clinical Health (HITECH) provisions within the American Recovery and Reinvestment Act (ARRA) that offer incentives for health care organizations to modernize operations through “Meaningful Use” of HCIT and will begin to penalize for non-compliance in coming years;

•	Value-Based Purchasing programs that link reimbursement to quality and outcomes;

•	Increasing requirements to report quality metrics; and

•	Readmission reduction programs that penalize hospitals for unnecessary readmissions.

Collectively, these measures and mandates are driving providers to focus on delivering higher quality care at a lower cost, and we believe HCIT is a key lever that can help providers accomplish this. We also believe all of these shifts are leading to an environment in which health care providers will become accountable for proactively managing the health of the populations they serve, and this will require ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

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

Outside the United States, we believe Cerner’s growth opportunities are good as most countries are also dealing with health care expenditures growing faster than their economies, which is leading to a focus on controlling costs while also improving quality of care.

Cerner Vision and Growth Strategy
For over three decades, Cerner has been continuously building intelligent solutions for the health care industry. Together with our clients, we are creating a future where the health care system works to improve the well-being of individuals and communities. Our vision has always guided our large investments in research and development (R&D), which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading solution and device architectures and an unmatched breadth and depth of solutions and services. The strength of our solutions and services has led to our ability to gain market share in recent years, which has contributed to our growth. We believe we are positioned to continue gaining share in coming years as regulatory requirements and industry shifts continue to pressure health care providers to improve quality while lowering costs, which will require having more sophisticated information technology than many of our competitors provide.

In addition to growth by gaining market share, we have a significant opportunity to grow revenues by expanding our solution footprint with existing clients. There is opportunity to expand penetration of our core solutions, such as EHRs and computerized physician order entry, and increase penetration of our broad range of complementary solutions that can be offered into our existing client base. Examples include women’s health, anesthesiology, imaging, clinical process optimization, critical care, health care devices, device connectivity, emergency department, revenue cycle and surgery.

We also have an opportunity to grow by expanding penetration of services we offer that are targeted at capturing a larger percentage of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improve the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

We have made progress over the past several years at reducing the total cost of our solutions, which expands our end market opportunities by allowing us to offer lower-cost, higher-value solutions and services to smaller community hospitals, critical access hospitals and physician practices. For example, our CommunityWorksTM offering leverages a shared instance of the Cerner Millennium platform across multiple clients, which decreases the total cost for these clients.

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administrator services directly to employers. These offerings have been shaped by what we have learned from changes we have implemented at Cerner. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. These changes have had a positive impact on the health of our associates while also reducing our health care costs.

As discussed below, another opportunity for future growth, and a significant area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized and using this data to help providers manage the health of populations.

Population Health
We believe Population Health Management is more than an industry buzzword or the next big fad. It is the shift from solely automating health systems to managing a person’s health. Getting there requires complete, accurate patient data and meaningfully using that data to engage individuals, exchange information between providers and ultimately drive better outcomes. This shift will shape the future of health care and enable a system driven by accountability, transparency and value.

Cerner's approach to population health is to enable organizations to:

•
KNOW what is happening and predict what will happen within their population through solutions for data exchange, longitudinal record, enterprise data warehouse, analytics and quality and regulatory reporting;

•	ENGAGE providers and patients in health and care delivery through personal health portals and solutions for care management, home care, long-term care, and retail pharmacy; and

•	MANAGE health and improve care with capacity and workforce management, clinical research, predictive modeling, health registries, and contract and network management.

These solutions are enabled by Cerner’s HealtheIntent platform, which is a multi-purpose, programmable platform designed to scale at a population level while facilitating health and care at a person and provider level. This cloud-based platform enables organizations to aggregate, transform and reconcile data across the continuum of care, and helps improve outcomes and lower costs.

HealtheIntent is scalable, secure and can be accessed anywhere, anytime. It is able to receive data from any EHR, existing HCIT system and other data sources, such as pharmacy benefits managers or insurance claims. HealtheIntent collects data from multiple, disparate sources in near real-time, providing clarity to millions of data points in an actionable and programmable workflow. It enables organizations to identify, score and predict the risks of individual patients, allowing them to match the right care programs to the right individuals. The EHR-agnostic nature of our HealtheIntent platform allows us to offer our solutions to the entire marketplace, not just existing Cerner clients.

We are investing heavily in expanding the HealtheIntent platform and our overall capabilities to support population health. One of the ways we are expanding our capabilities is working closely with clients that are early movers at taking accountability for keeping the populations they serve healthy. A key partner with whom we are working is Advocate Health Care ("Advocate"). One of the first outcomes of this collaboration was the joint development in 2012 of a predictive agent for readmissions that has demonstrated significant improvement in predictive power as compared to the majority of existing models. Our relationship expanded in early 2013 to further advance clinical integration and population health management capabilities across the continuum of care for the more than 500,000 lives for which they have gone at risk.

In September 2013, we released HealtheRegistries™, which provides the ability to stratify patient populations based on risk, conditions, and attributed physicians. Advocate went live with HealtheRegistries in January 2014 and we have since sold the solution to multiple clients. In 2014, we continued to advance our population health capabilities through our work with Advocate, including development of care management solutions that we expect to release in 2015 and a transition of care model that suggests 30 percent of the population could be sent to a more optimal venue and achieve better outcomes at a lower cost.

In summary, we believe our comprehensive architectural approach to population health is differentiated in the marketplace. We expect population health to be a large contributor to our long-term growth as health care continues to evolve towards a model that incents keeping people healthy.

Siemens Health Services Acquisition
On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens AG's health information technology business unit, Siemens Health Services. We believe our acquisition of Siemens Health Services enhances our organic growth opportunities discussed above. The acquisition provides a larger base into which we can sell our broad range of solutions and services, with opportunities ranging from selling Cerner’s EHR into the Siemens Health Services client base, to selling EHR-agnostic solutions such as population health, to selling services such as RevWorks and ITWorks. The acquisition also augments our non-U.S. growth opportunities, increases our ability to continue investing in R&D, and adds thousands of highly-skilled associates that will enhance Cerner’s capabilities.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2014, approximately 4,300 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $467.2 million, $418.7 million and $319.8 million during the 2014, 2013 and 2012 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in R&D remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

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

We support our sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. Our primary direct marketing strategy is to generate sales contacts from our existing client base and through presentations at industry seminars and tradeshows. We market the PowerWorks® solutions, offered on a subscription basis, directly to the physician practice market using lead generation activities and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. We attend a number of major tradeshows each year and sponsor executive user conferences, which feature industry experts who address the HCIT needs of large health care organizations.

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

Backlog
At the end of 2014, we had a revenue backlog of $10.6 billion, which compares to $8.9 billion at the end of 2013. Such backlog represents contracted revenue that has not yet been recognized. We estimate that approximately 27 percent of the backlog at the end of 2014 will be recognized as revenue during 2015.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market include, but are not limited to: Allscripts Healthcare Solutions, Inc., Computer Programs and Systems, Inc. (CPSI), Epic Systems Corporation, GE Healthcare Technologies, Healthland, Inc., McKesson Corporation, MEDHOST, Inc. and Medical Information Technology, Inc., each of which offers a suite of software solutions that compete with many of our software solutions and services.

Other competitors focus on only a portion of the market that we address. For example, such competitors include, without limitation, Clinovations, Inc., Dell, Inc. (Dell), Deloitte Consulting LLP (Deloitte), Encore Health Resources, LLC, IBM Corporation (IBM), Impact Advisors, LLC and Xerox Corporation Ltd., which offer HCIT services that compete directly with some of our service offerings. AmazingCharts.com, Inc., Athenahealth, Inc., eClinicalWorks LLC, e-MDs, Inc., Netsmart Technologies, Practice Fusion, Inc., Quality Systems, Inc., SRSsoft and Vitera Healthcare Solutions offer solutions to the physician practice market or niche market, but do not currently have a significant presence in the broader health systems and independent hospital market.

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include, without limitation: Aesynt Inc., CapsuleTech, Inc., CareFusion Corporation, Connexall Company, Ltd., Nanthealth, LLC, Omnicell, Inc., PerfectServe, Inc., Siemens AG and Vocera Communication, Inc. We view our principal competitors in the health care revenue cycle market to include, without limitation: Accretive Health, Inc., Conifer Health Solutions, Dell, Deloitte, Emdeon Corporation, MedAssets, Inc., Optum, Inc. (Optum), Quadramed Corporation, SSI Group, Inc. and 3M Company. We view our competitors in the population health market to range from small niche competitors, to large health insurance companies including, without limitation: Aetna Inc., Evolent Health, LLC, Explorys, Inc., IBM, MedeAnalytics, Inc., NetOrange, Inc., Optum, Phytel, Inc., The Advisory Board Company, and WellCentive, Inc. Some of these competitors are larger or have more experience in their respective markets.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies, healthcare insurance companies, accountable care organizations and others specializing in the health care industry may offer competitive software solutions, devices or services. The pace of change in the HCIT market is rapid and there are frequent new software solutions, devices or services introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices.

Number of Employees (Associates)
At the end of 2014, we employed approximately 15,800 associates worldwide.

Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (19) to the consolidated financial statements.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 6, 2015. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	65	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	64	Vice Chairman of the Board of Directors

Zane M. Burke	49	President

Marc G. Naughton	59	Executive Vice President and Chief Financial Officer

Michael R. Nill	50	Executive Vice President and Chief Operating Officer

Randy D. Sims	54	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	51	Executive Vice President and Chief of Staff

Julia M. Wilson	52	Executive Vice President and Chief People Officer

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

Item 1A. Risk Factors

Risks Related to our Business

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices or services (including life sciences/research services) are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management’s attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

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

We may experience interruptions at our data centers or client support facilities. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a Cerner associate or contractor or a third party, including a cyber-attack, or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Additionally, Cerner’s core systems are disaster tolerant as we have implemented redundancy across physically diverse data centers. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

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

We depend on third party suppliers and our revenue and operating earnings could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware or content into or sell or license it in conjunction with our solutions, devices and services. We depend on some of the third party software, hardware or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting and cloud services businesses also rely on a limited number of suppliers for certain functions of these businesses, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on EMC, Hewlett Packard, NetApp and IBM for our hardware technology platforms.

Most of the third party software license contracts we have expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third party software licenses are non-exclusive; therefore, our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us.

If any of the third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses or supply contracts, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our solutions, devices or services as a result of changes in third party suppliers could adversely affect our commitments to clients, future sales of solutions, devices and services, and negatively affect our revenue and operating earnings.

We may be unable to successfully integrate the Siemens Health Services business with our business or to realize the anticipated benefits of the acquisition of Siemens Health Services. On February 2, 2015, we completed the acquisition of the assets of Siemens AG's health information technology business unit, Siemens Health Services. The success of the acquisition of Siemens Health Services will depend, in part, on the ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Siemens Health Services’ business with our business. The integration of two independent businesses is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, solutions and personnel, the diversion of management’s attention from other business concerns, the entry into markets in which we have little or no direct prior experience, the potential loss of Siemens Health Services’ key personnel, and the potential inability to maintain the goodwill of existing clients. The difficulties of combining the operations of the companies include, among other factors:

•	managing a larger company;

•	the possibility of faulty assumptions underlying expectations regarding the integration process, including the assumption of known and unknown liabilities;

•	integrating two business cultures;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information systems, purchasing, accounting, finance, legal, sales, billing, payroll and regulatory compliance functions;

•	preserving client, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing solutions under development and increasing revenues from existing marketed solutions;

•	combining the sales force territories and competencies associated with the sale of solutions and services presently sold or provided by us or Siemens Health Services;

•	integrating personnel from different businesses while maintaining focus on providing consistent, high-quality solutions and client support and attracting prospective clients;

•	integrating complex technologies and solutions from different businesses in a manner that is seamless to clients; and

•	performance shortfalls as a result of the diversion of management’s attention to the Siemens Health Services acquisition.

If management is unable to successfully integrate the business of Siemens Health Services into our business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Siemens Health Services acquisition, such anticipated benefits of the Siemens Health Services acquisition may not be realized fully or at all or may take longer to realize than expected. Any significant diversion of management’s attention away from the ongoing businesses, and any difficulties encountered in the transition and integration process, could adversely affect our financial results. Moreover, the failure to achieve the anticipated benefits of the Siemens Health Services acquisition could result in increased costs or decreases in the amount of expected revenues. Any of the above difficulties could adversely affect our ability to maintain relationships with clients, partners, suppliers and associates or our ability to achieve the anticipated benefits of the Siemens Health Services acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

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

We will incur significant additional expenses in connection with the integration of the Siemens Health Services business into Cerner. As we work to integrate the business, we expect to incur significant additional expenses relating to the integration of personnel, geographically diverse operations, information technology systems, accounting systems, clients, and strategic partners of each business and the implementation of consistent standards, policies, and procedures, and we may be subject to material write downs in assets and charges to earnings, which are expected to include severance pay and other costs. The integration process will be long-term and will continue to create significant expenses.

We have restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business. If we do not comply with these restrictive covenants, our failure could result in material and adverse effects on our operating results and our financial condition. Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments, asset dispositions, and restricted payments, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our operating results and financial condition.

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

The Patient Protection and Affordable Care Act, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our devices, solutions and services.

The health care industry is highly regulated, and thus, we are subject to a number of laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, financial condition and operating results. As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by a number of local, state, federal and foreign governmental entities. The impact of these regulations on us is direct, to the extent that we are ourselves subject to these laws and regulations, and is also indirect because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the United States and abroad, such as regulations in the areas of health care fraud, e-prescribing, claims processing and transmission, health care devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Health Care Fraud. Federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse affecting health care providers whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of products and services to government entities subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, financial condition and results of operations.

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

Implementation of ICD-10 Coding for Medical Coding. The Centers for Medicare & Medicaid Services (CMS) has mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes on or before October 1, 2015. This mandate substantially increases the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims submitted after October 1, 2015 must use ICD-10 codes or they will not be paid. Our efforts to provide services and solutions that enable our clients to comply with the ICD-10 mandate could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Regulation of Health Care Devices. The United States Food and Drug Administration (the FDA) has determined that certain of our solutions are health care devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to health care devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated health care devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these health care device regulations on a global perspective is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and health care devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or health care devices, our short and long term business plans for these solutions or health care devices could be delayed or canceled.

There have been eight FDA inspections at various Cerner sites since 2003. Inspections conducted at our World Headquarters and Innovations Campus in 2010 resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observation that was issued in 2010. The remaining FDA inspections, including inspections at our world headquarters in 2006, 2007 and 2014, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our solutions, services and devices. The FDA has many enforcement tools including recalls, product corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

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

In Europe, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards. Cerner has addressed these requirements by certification to the US - EU and US - Switzerland Safe Harbor Frameworks. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our solutions and could have a material adverse impact on our results of operations.

Applicable statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce our compliance with these privacy and security laws and regulations. Governmental enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party HCIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HCIT industry. ONC, however, continues to modify and refine those standards. Achieving certification is becoming a competitive requirement, resulting in increased software development and administrative expense to conform to these requirements.

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

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for health care information systems, health care solutions and services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that such solutions, devices or services will achieve market acceptance. Moreover, we cannot guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing or other resources than us and some of our competitors offer software solutions, devices or services that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 "Competition".

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care devices and services to address areas such as analytics, transaction services, HCIT and device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the United States market and in recent years, the health care industry has been subject to increasing consolidation. If we are unable to recognize the impact of industry consolidation, falling costs and technological advancements in a timely manner, or we are too inflexible to rapidly adjust our business models, our growth ambitions and financial results could be negatively affected materially.

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

Owned office space known as the Continuous Campus, houses associates who manage and support our clients' IT systems and consists of 611,000 gross square feet of useable space located in Kansas City, Kansas. Construction of the Continuous Campus was completed in February 2014.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and a leased facility in Lee’s Summit, Missouri.

We have purchased approximately 260 acres of land located in Kansas City, Missouri. This property, known as the Trails Campus, was acquired as a site for future office space development to further accommodate our anticipated growth. Construction on the Trails Campus began in November 2014.

As of the end of 2014, we leased additional office space in Tempe, Arizona; Carlsbad, Culver City and Garden Grove, California; Denver, Colorado; Lenexa, Kansas; Waltham, Massachusetts; Minneapolis and Rochester, Minnesota; Columbia, Nevada, Lee’s Summit and Kansas City, Missouri; Durham, North Carolina; New Concord, Ohio; Franklin, Tennessee; Salt Lake City, Utah; Burlington, Vermont; and Vienna, Virginia. Globally, we also leased office space in: Brisbane, Sydney and Melbourne, Australia; Sao Paulo, Brazil; Peterborough and Toronto, Ontario, Canada; Cairo, Egypt; London, England; Paris, France; Idstein, Germany; Bangalore, India; Dublin, Ireland; Kuala Lumpur, Malaysia; Riyadh, Saudi Arabia; Singapore; Madrid, Spain; Doha, Qatar; and Abu Dhabi and Dubai, United Arab Emirates.

In connection with our acquisition of Siemens Health Services on February 2, 2015, we acquired approximately 110 acres of property in Malvern, Pennsylvania. This property includes approximately 675,000 square feet of office space, and a 102,000 square foot data center. We also now lease additional office space in various locations, globally.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2014 and 2013 as reported by The Nasdaq Stock Market®.

	2014			2013(a)

	High	Low	Last	High	Low	Last

First Quarter	$63.07	$51.65	$56.15	$47.37	$38.76	$47.37
Second Quarter	56.94	48.39	51.27	49.68	45.60	48.05
Third Quarter	60.07	50.30	58.66	52.61	46.06	52.61
Fourth Quarter	66.45	55.75	65.03	58.24	52.55	55.58
(a) Sales prices have been retroactively adjusted to give effect to the 2-for-1 stock split effective June 28, 2013.

At February 6, 2015, there were approximately 940 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2014:

(In millions, except share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
September 28, 2014 - October 25, 2014	—	—	—	$100.0
October 26, 2014 - November 22, 2014	658	$63.34	—	100.0
November 23, 2014 - January 3, 2015	—	—	—	100.0
Total	658	$63.34	—

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

(b)
In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an aggregate of $317.0 million, excluding transaction costs. During 2014, the Company repurchased 4.1 million shares for consideration of $217.0 million, excluding transaction costs, pursuant to a Rule 10b5-1 plan. As of January 3, 2015, $100.0 million remains available under the authorized program.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	2014	2013	2012	2011	2010
	(1)(2)	(1)(3)	(1)	(1)	(1)

Statement of Operations Data:
Revenues	$3,402,703	$2,910,748	$2,665,436	$2,203,153	$1,850,222
Operating earnings	763,084	576,012	571,662	459,798	359,333
Earnings before income taxes	774,174	588,054	587,708	469,694	362,212
Net earnings	525,433	398,354	397,232	306,627	237,272

Earnings per share:
Basic	1.54	1.16	1.16	0.91	0.72
Diluted	1.50	1.13	1.13	0.88	0.69

Weighted average shares outstanding:
Basic	342,150	343,636	341,861	337,267	329,833
Diluted	350,386	352,281	351,394	347,734	341,695

Balance Sheet Data:
Working capital	$1,714,471	$1,121,276	$1,210,394	$1,063,593	$840,129
Total assets	4,530,565	4,098,364	3,704,468	3,000,358	2,422,790
Long-term debt and capital lease obligations, excl. current installments	62,868	111,717	136,557	86,821	67,923
Shareholders' equity	3,565,968	3,167,664	2,833,650	2,310,681	1,905,297

(1)	Includes share-based compensation expense. The impact of this expense is as follows:

(In thousands, except share data)	2014	2013	2012	2011	2010

Total share-based compensation expense	$62,965	$48,954	$38,112	$29,479	$24,903
Amount of related income tax benefit	(22,101)	(18,607)	(14,578)	(11,256)	(9,329)
Net impact on earnings	$40,864	$30,347	$23,534	$18,223	$15,574

Decrease to diluted earnings per share	$0.12	$0.09	$0.07	$0.05	$0.05

(2)	Includes $15.8 million of pre-tax costs in connection with our acquisition of Siemens Health Services, as further described in Note 2 of the notes to consolidated financial statements.

(3)	Includes a pre-tax settlement charge of $106.2 million, as further described in Note 11 of the notes to consolidated financial statements.

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, and fiscal years 2013 and 2012 each consisted of 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively. The additional week in fiscal 2014 impacts the results of operations discussion below, for the comparison of fiscal years 2014 and 2013. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real time, allowing them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 18,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 20% or more over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and operating cash flows in 2014.

New business bookings revenue in 2014, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $4.3 billion, which is an increase of 13% compared to $3.8 billion in 2013. Our 2014 revenues increased 17% to $3.4 billion compared to $2.9 billion in 2013. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients’ needs to keep up with regulatory requirements, increased contributions from Cerner ITWorks and Cerner revenue cycle solutions and services, and attaining new clients.

Our 2014 net earnings were $525.4 million compared to $398.4 million in 2013. Diluted earnings per share were $1.50 in 2014 compared to $1.13 in 2013. The 2014 and 2013 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the 2014 net earnings and diluted earnings per share by $40.9 million and $0.12, respectively, and the 2013 net earnings and diluted earnings per share by $30.3 million and $0.09, respectively. The 2014 net earnings and diluted earnings per share also reflect the impact of acquisition costs related to our acquisition of Siemens Health Services, as further described below. These costs reduced net earnings and diluted earnings per share by $10.1 million and $0.03, respectively. The 2013 net earnings and diluted earnings per share also reflect the impact of a settlement charge, as further described in Note (11) of our notes to consolidated financial statements. The effect of this charge reduced 2013 net earnings and diluted earnings per share by $68.1 million and $0.19, respectively.

We had cash collections of receivables of $3.5 billion in 2014 compared to $3.1 billion in 2013. Days sales outstanding was 66 days for the 2014 fourth quarter compared to 67 days for both the 2014 third quarter and the 2013 fourth quarter. Operating cash flows for 2014 were strong at $847.0 million compared to $695.9 million in 2013.

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG, a stock corporation established under the laws of Germany. Siemens Health Services offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Siemens Health Services also offers a range of complementary and support services including hosting and managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our ability and scale for R&D investment, and adds approximately 5,500 highly-skilled associates that will enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for the acquisition.

Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon price plus working capital adjustments. The purchase price is subject to certain post-closing adjustments for working capital and pension obligations, as specified in the Master Sale and Purchase Agreement dated August 5, 2014, as amended.

The operating results of Siemens Health Services will be combined with our operating results subsequent to the purchase date of February 2, 2015. We expect the acquisition of Siemens Health Services to have a significant impact on our results of operations in 2015. As a reference for magnitude, we expect the Siemens Health Services business to contribute approximately $1.0 billion of revenues in 2015. We are currently unable to provide estimates of contributions to GAAP net earnings and diluted earnings per share, primarily due to the timing of the transaction in proximity to the date of this filing. The initial accounting for the acquisition, including the preliminary allocation of purchase price, is incomplete as of the filing date.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1 "Business."

Results of Operations
Fiscal Year 2014 Compared to Fiscal Year 2013

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$945,858	28%	$847,809	29%	12%
Support and maintenance	724,840	21%	661,979	23%	9%
Services	1,642,119	48%	1,330,851	46%	23%
Reimbursed travel	89,886	3%	70,109	2%	28%

Total revenues	3,402,703	100%	2,910,748	100%	17%

Costs of revenue
Costs of revenue	604,377	18%	514,722	18%	17%

Total margin	2,798,326	82%	2,396,026	82%	17%

Operating expenses
Sales and client service	1,395,568	41%	1,173,051	40%	19%
Software development	392,805	12%	338,786	12%	16%
General and administrative	246,869	7%	308,177	11%	(20)%

Total operating expenses	2,035,242	60%	1,820,014	63%	12%

Total costs and expenses	2,639,619	78%	2,334,736	80%	13%

Operating earnings	763,084	22%	576,012	20%	32%

Other income, net	11,090		12,042
Income taxes	(248,741)		(189,700)

Net earnings	$525,433		$398,354		32%
Revenues & Backlog
Revenues increased 17% to $3.4 billion in 2014, as compared to $2.9 billion in 2013.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 12% to $945.9 million in 2014 from $847.8 million in 2013. The increase in system sales was primarily driven by strong growth in software and subscriptions of $65.4 million and $22.9 million, respectively.

•
Support and maintenance revenues increased 9% to $724.8 million in 2014 compared to $662.0 million in 2013. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites. We expect that support and maintenance revenues will continue to grow as the base of installed Cerner Millennium systems grows.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 23% to $1.6 billion in 2014 from $1.3 billion in 2013. This increase was driven by growth in CernerWorks managed services of $70.0 million as a result of continued demand for our hosting services and a $241.3 million increase in professional services due to increased implementation and consulting activities.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 19% to $10.6 billion in 2014 compared to $8.9 billion in 2013. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% in both 2014 and 2013.
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
Operating Expenses
Total operating expenses increased 12% to $2.0 billion in 2014, compared with $1.8 billion in 2013.

•
Sales and client service expenses as a percent of total revenues were 41% in 2014, compared to 40% in 2013. These expenses increased 19% to $1.4 billion in 2014, from $1.2 billion in 2013. Sales and client service expenses include salaries of sales, marketing, support, and services personnel, depreciation and other expenses associated with our CernerWorks managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the period that was driven by strong services revenue growth.

•
Software development expenses as a percent of revenue were 12% in 2014 and 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in 2014 and 2013 is as follows:

	For the Years Ended
(In thousands)	2014	2013

Software development costs	$467,158	$418,747
Capitalized software costs	(175,262)	(172,211)
Capitalized costs related to share-based payments	(2,538)	(2,438)
Amortization of capitalized software costs	103,447	94,688

Total software development expense	$392,805	$338,786

•
General and administrative expenses as a percent of total revenues were 7% in 2014, compared to 11% in 2013. These expenses decreased 20% to $246.9 million in 2014, from $308.2 million in 2013. General and administrative expenses include salaries for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments and acquisition costs. The 2013 amount includes a $106.2 million settlement charge, as further described in Note (11) of our notes to consolidated financial statements. The decrease of $61.3 million was primarily driven by the 2013 settlement charge, offset by $15.8 million of acquisition costs related to the acquisition of Siemens Health Services and a $14.8 million increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth.

Non-Operating Items

•	Other income was $11.1 million in 2014 and $12.0 million in 2013. Refer to Note (12) of the notes to consolidated financial statements for further detail on the composition of other income.

•
Our effective tax rate was 32% in both 2014 and 2013. The rate includes net favorable permanent differences recognized in both periods. Refer to Note (13) of the notes to consolidated financial statements for further information regarding our effective tax rate.

In January 2013, the research and development tax credit was extended retroactively from January 1, 2012 to December 31, 2013. In the first quarter of 2013, we recognized the research and development tax credit related to 2012 as a favorable discrete item and the credit related to 2013 as a component of the overall 2013 effective tax rate. The credit expired on December 31, 2013, but in the fourth quarter of 2014, was retroactively reinstated

from January 1, 2014 to December 31, 2014. We recognized the research and development tax credit related to 2014 in the fourth quarter of 2014. We estimate the expiration of the research and development tax credit on December 31, 2014 will negatively impact our effective tax rate for 2015 by approximately one percentage point, unless such credit is reinstated.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Brazil, Canada, Cayman Islands, Chile, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Israel, Malaysia, Mexico, Netherlands, Qatar, Saudi Arabia, Singapore, Spain, Switzerland and the United Arab Emirates.

The following table presents a summary of our operating segment information for the years ended 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$3,021,790	100%	$2,550,115	100%	18%
Costs of revenue	542,210	18%	458,540	18%	18%
Operating expenses	677,817	22%	600,341	24%	13%
Total costs and expenses	1,220,027	40%	1,058,881	42%	15%

Domestic operating earnings	1,801,763	60%	1,491,234	58%	21%

Global Segment
Revenues	380,913	100%	360,633	100%	6%
Costs of revenue	62,167	16%	56,182	16%	11%
Operating expenses	131,096	34%	115,281	32%	14%
Total costs and expenses	193,263	51%	171,463	48%	13%

Global operating earnings	187,650	49%	189,170	52%	(1)%

Other, net	(1,226,329)		(1,104,392)		11%

Consolidated operating earnings	$763,084		$576,012		32%
Domestic Segment

•	Revenues increased 18% to $3.0 billion in 2014 from $2.6 billion in 2013. This increase was driven by strong growth across most of our business.

•	Cost of revenues was 18% of revenues in both 2014 and 2013.

•	Operating expenses increased 13% to $677.8 million in 2014 from $600.3 million in 2013, due primarily to growth in professional services expenses.

Global Segment

•
Revenues increased 6% to $380.9 million in 2014 from $360.6 million in 2013. This increase was primarily driven by increases in managed services and professional services of $11.3 million and $12.7 million, respectively, partially offset by a decline in software revenues of $7.3 million.

•	Cost of revenues was 16% of revenues in both 2014 and 2013.

•	Operating expenses increased 14% to $131.1 million in 2014 from $115.3 million in 2013, due primarily to an increase in bad debt expense.

Other, net
Operating results not attributed to an operating segment include expenses, such as centralized professional services costs, software development, marketing, general and administrative, stock-based compensation, acquisition costs, depreciation and amortization. These expenses increased 11% to $1.2 billion in 2014 from $1.1 billion in 2013. The increase was driven by an increase in corporate personnel costs of $182.7 million, as we have continued to increase such personnel to support our overall revenue growth, combined with $15.8 million of acquisition costs related to our acquisition of Siemens Health Services. This is partially offset by the 2013 settlement charge of $106.2 million, as further described in Note (11) of our notes to consolidated financial statements.

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

•
System sales decreased 6% to $847.8 million in 2013 from $902.8 million in 2012. The decrease in system sales was driven by lower levels of technology resale, which more than offset growth in licensed software, subscriptions, and software as a service.

•
Support and maintenance revenues increased 10% to $662.0 million in 2013 compared to $604.2 million in 2012. This increase was attributable to continued success at selling Cerner Millennium systems and implementing them at client sites.

•
Services revenue increased 21% to $1.3 billion in 2013 compared to $1.1 billion in 2012. This increase was driven by growth in CernerWorks managed services as a result of continued demand for our hosting services and an increase in professional services due to increased implementation and consulting activities and growth in Cerner ITWorks and Cerner RevWorks services.

Revenue backlog increased 23% to $8.9 billion in 2013 compared to $7.3 billion in 2012 This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% of total revenues in 2013, as compared to 23% of total revenues in 2012. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.
Operating Expenses
Total operating expenses increased 23% in 2013 to $1.8 billion as compared to $1.5 billion in 2012.

•
Sales and client service expenses as a percent of total revenues were 40% in 2013, as compared to 38% in 2012. These expenses increased 15% to $1.2 billion in 2013, from $1.0 billion in 2012. The increase as a percent of revenue reflects a higher mix of services during 2013 that was driven by strong services revenue growth and the decline in technology resale revenue.

•
Software development expenses as a percent of revenue were 12% in 2013, as compared to 11% in 2012. These expenses increased 12% in 2013 to $338.8 million, from $301.4 million in 2012. The increase in both expensed and capitalized software development expenditures reflects a focus on development and enhancement of solutions that support key initiatives to enhance physician experience, revenue cycle, and population health. A summary of our total software development expense in 2013 and 2012 is as follows:

	For the Years Ended
(In thousands)	2013	2012

Software development costs	$418,747	$319,828
Capitalized software costs	(172,211)	(98,067)
Capitalized costs related to share-based payments	(2,438)	(2,122)
Amortization of capitalized software costs	94,688	81,731

Total software development expense	$338,786	$301,370

•
General and administrative expenses as a percent of total revenues were 11% in 2013, compared to 6% in 2012. These expenses increased 88% to $308.2 million in 2013 from $163.6 million in 2012. The 2013 amount includes a $106.2 million settlement charge, as further described in Note (11) of our notes to consolidated financial statements. Absent this charge, the increase in general and administrative expenses was primarily driven by an increase in corporate personnel costs, as we have continued to increase such personnel to support our overall revenue growth, and an increase in amortization expense due to acquired intangibles.

Non-Operating Items

•
Interest income decreased to $15.3 million in 2013 from $16.5 million in 2012 due primarily to a slight decrease in investment returns. Interest expense decreased to $4.2 million in 2013 from $5.1 million in 2012 due primarily to payments on our long-term debt, offset by increased capital lease obligations. Other income in 2012 also includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

•
Our effective tax rate was 32% in both 2013 and 2012. The rate includes net favorable permanent differences recognized in both periods. Refer to Note (13) of the notes to consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the years ended 2013 and 2012:

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
Domestic Segment

•
Revenues increased 9% to $2.6 billion in 2013 from $2.3 billion in the same period in 2012. This increase was primarily driven by strong growth across most of our business, partially offset by lower levels of technology resale.

•
Cost of revenues was 18% of revenues in 2013, compared to 23% in 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses increased 19% to $600.3 million in 2013, from $506.2 million in 2012, due primarily to growth in managed services and professional services expenses.

Global Segment

•
Revenues increased 11% to $360.6 million in 2013 from $324.1 million in 2012. This increase was primarily driven by growth across most of our business, partially offset by lower levels of technology resale.

•
Cost of revenues was 16% in 2013, compared to 18% in 2012. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

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
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper, and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2014, we had cash and cash equivalents of $635.2 million and short-term investments of $785.7 million, as compared to cash and cash equivalents of $202.4 million and short-term investments of $677.0 million at the end of 2013.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside the U.S. held approximately 11% of our aggregate cash, cash equivalents and short-term investments at January 3, 2015. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.
In January 2015, we issued $500.0 million aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding the Senior Notes.

We maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of the end of 2014, we had no outstanding borrowings under this agreement; however, we had $16.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $83.4 million. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding our credit facility.

On February 2, 2015 we acquired Siemens Health Services, as discussed above. Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon price plus working capital adjustments. We used a combination of cash on hand and proceeds from the sale of investments to fund the acquisition.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2015.
The following table summarizes our cash flows in 2014, 2013 and 2012:

	For the Years Ended
(In thousands)	2014	2013	2012

Cash flows from operating activities	$847,027	$695,865	$708,314
Cash flows from investing activities	(284,567)	(688,429)	(701,631)
Cash flows from financing activities	(120,324)	(119,389)	66,034
Effect of exchange rate changes on cash	(9,310)	(2,790)	1,257
Total change in cash and cash equivalents	432,826	(114,743)	73,974

Cash and cash equivalents at beginning of period	202,377	317,120	243,146

Cash and cash equivalents at end of period	$635,203	$202,377	$317,120

Free cash flow (non-GAAP)	$392,643	$168,339	$424,696

Cash from Operating Activities

	For the Years Ended
(In thousands)	2014	2013	2012

Cash collections from clients	$3,480,591	$3,050,633	$2,714,315
Cash paid to employees and suppliers and other	(2,483,559)	(2,172,418)	(1,840,682)
Cash paid for interest	(5,682)	(6,973)	(6,448)
Cash paid for taxes, net of refund	(144,323)	(175,377)	(158,871)

Total cash from operations	$847,027	$695,865	$708,314
Cash flow from operations increased $151.2 million in 2014 compared to 2013, due primarily to 2013 including a payment related to the previously mentioned settlement charge, along with an increase in 2014 of cash impacting earnings. Cash flow from operations decreased $12.4 million in 2013 compared to 2012, due primarily to the aforementioned settlement charge. During 2014, 2013 and 2012, we received total client cash collections of $3.5 billion, $3.1 billion and $2.7 billion, respectively, of which 2%, 2% and 3%, respectively, were received from third party client financing arrangements and non-recourse payment assignments. Days sales outstanding was 66 days in the fourth quarter of 2014, compared to 67 days for both the 2014 third quarter and the 2013 fourth quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. Support and maintenance revenues increased 9% in 2014 and 10% in 2013. We expect these revenues to continue to grow as the base of installed Cerner Millennium systems grows.
Cash from Investing Activities

	For the Years Ended
(In thousands)	2014	2013	2012

Capital purchases	$(276,584)	$(352,877)	$(183,429)
Capitalized software development costs	(177,800)	(174,649)	(100,189)
Purchases of investments, net of sales and maturities	190,810	(36,221)	(354,603)
Acquisition of businesses, net of cash acquired	(7,476)	(67,877)	(40,540)
Other, net	(13,517)	(56,805)	(22,870)

Total cash flows from investing activities	$(284,567)	$(688,429)	$(701,631)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.
Our capital spending in 2014 has been driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending is expected to increase in 2015, as we continue our current capital and software development initiatives, fund equipment purchases necessary in connection with our acquisition of Siemens Health Services, and construction on our Trails Campus.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2014 activity is impacted by a change in investment mix, whereas we have invested more heavily in cash equivalents versus short-term and long-term investments, as we prepared to fund our acquisition of Siemens Health Services. Refer to Notes (2) and (3) of the notes to consolidated financial statements. We expect short-term investment activity to moderate in 2015 as excess cash will primarily be used to fund capital spending and acquisition activity.
During 2014, we acquired 100% of the outstanding membership interests of InterMedHx, LLC for $7.5 million. In 2013, we acquired the net assets of Kaufman & Keen, LLC (doing business as PureWellness) and 100% of the outstanding stock of Labotix Corporation for $67.5 million, net of cash acquired. During 2012, we completed our acquisition of Anasazi Software, Inc. for $40.5 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	For the Years Ended
(In thousands)	2014	2013	2012

Repayment of long-term debt and capital lease obligations	$(14,930)	$(24,700)	$(17,083)
Cash from option exercises (including excess tax benefits)	71,411	71,330	86,517
Treasury stock purchases	(217,082)	(170,042)	—
Contingent consideration payments for acquisition of businesses	(10,617)	(800)	(3,400)
Cash grants	48,000	—	—
Other, net	2,894	4,823	—

Total cash flows from financing activities	$(120,324)	$(119,389)	$66,034
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2015 based on the number of exercisable options at the end of 2014 and our current stock price.
In May 2014, our Board of Directors approved an amendment to the stock repurchase program that was authorized in December 2013. Under the amendment, the Company may repurchase shares of our common stock up to an aggregate of $317.0 million, excluding transaction costs. In 2014, we purchased 4.1 million shares for total consideration of $217.1 million. At the end of 2014, $100.0 million remains available for purchases under the program. We may continue to purchase shares under this program in 2015, which will be dependent on a number of factors, including the price of our common stock.
In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million, excluding transaction costs, of our common stock. During 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. This program is now complete.
In September 2014 we paid $10.6 million of the contingent consideration related to our acquisition of PureWellness. We expect additional contingent consideration payments in 2015 related to our acquisitions of PureWellness and InterMedHx. Refer to Note (2) of the notes to consolidated financial statements for additional information regarding our contingent consideration arrangements.
In January 2014 we received $48.0 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus. Refer to Note (17) of the notes to consolidated financial statements for additional information.

Free Cash Flow

	For the Years Ended
(In thousands)	2014	2013	2012

Cash flows from operating activities (GAAP)	$847,027	$695,865	$708,314
Capital purchases	(276,584)	(352,877)	(183,429)
Capitalized software development costs	(177,800)	(174,649)	(100,189)

Free cash flow (non-GAAP)	$392,643	$168,339	$424,696

Free cash flow increased $224.3 million from 2013 to 2014. This increase is largely due to an increase in cash flows from operations combined with a decrease in capital purchases, primarily due to the completion of construction on our Continuous Campus. Free cash flow for 2013 also includes a payment related to the settlement charge, described in Note (11) of our notes to consolidated financial statements. Free cash flow decreased $256.4 million from 2012 to 2013. This decrease was primarily due to the previously mentioned settlement charge, combined with increased capital spending in 2013 to support our growth initiatives and facilities requirements and capitalized spending to support our ongoing software development initiatives. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2014, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2015	2016	2017	2018	2019	2020 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations (b)	$14,233	$—	$—	$—	$—	$—	$14,233
Interest on long-term debt obligations	789	—	—	—	—	—	789
Capital lease obligations	53,227	34,510	19,522	6,721	2,115	—	116,095
Interest on capital lease obligations	2,741	1,458	530	156	22	—	4,907

Other obligations:
Operating lease obligations	23,525	21,693	21,467	19,294	14,984	39,607	140,570
Purchase obligations	42,300	23,481	6,762	4,345	4,001	8,000	88,889

Total	$136,815	$81,142	$48,281	$30,516	$21,122	$47,607	$365,483
(a) At the end of 2014, liabilities for unrecognized tax benefits were $7.2 million.
(b) Amounts do not include the long-term debt issued in January 2015.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2014, 2013 and 2012 were not significant.

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

Goodwill
Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment in the second quarters of 2014 and 2013 and concluded that goodwill was not impaired. The assessments consisted of a qualitative analysis in accordance with new guidance effective in 2012. A key consideration in conducting those analyses was the growth in both the revenues and operating earnings of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2011, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2011. Goodwill amounted to $320.5 million and $307.4 million at the end of 2014 and 2013, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use a foreign-currency denominated debt instrument to reduce our foreign currency exchange rate exposure in the U.K. As of the end of 2014, we designated all of our Great Britain Pound (GBP) denominated long-term debt (9.3 million GBP) as a net investment hedge of our U.K. operations. Because the borrowing is denominated in pounds, we are exposed to movements in the foreign currency exchange rate between the U.S. dollar (USD) and the GPB. We estimate that a hypothetical 10% adverse change in the foreign currency exchange rate between the USD and GBP would have impacted the unrealized loss, net of related income tax effects, of the net investment hedge recognized in other comprehensive income in 2014 by approximately $0.9 million, as compared to $1.9 million in 2013. The 2014 model assumes an exchange rate of 1.533 at January 3, 2015 and a tax rate of 38.8%. The hypothetical decrease in other comprehensive income in 2014 from 2013 is a result of a lower amount of GBP denominated debt outstanding. Actual results may differ. Please refer to Notes (9) and (10) to the Consolidated Financial Statements for a more detailed discussion of the foreign-currency denominated debt instrument.

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

b)
There were no changes in the Company’s internal controls over financial reporting during the three months ended January 3, 2015, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). The Company’s management has concluded that, as of January 3, 2015, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our Directors and any nominees to become Directors will be set forth under the caption “Information Concerning Directors” in our Proxy Statement in connection with the 2015 Annual Shareholders’ Meeting scheduled to be held May 22, 2015 (the Proxy Statement), and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding family relationships between any Director, Executive Officer or other person nominated to become a Director or Executive Officer will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated in this Item 10 by reference.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of January 3, 2015:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	25,135	$27.00	8,080
Equity compensation plans not approved by security holders	—	—	—

Total	25,135		8,080

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of January 3, 2015 and December 28, 2013

Consolidated Statements of Operations -Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Consolidated Statements of Comprehensive Income - Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Consolidated Statements of Cash Flows - Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Consolidated Statements of Changes in Shareholders' Equity - Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule and Report of Independent Registered Public Accounting Firm of the Registrant for the three-year period ended January 3, 2015 are included herein:

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

CERNER CORPORATION

Date: February 11, 2015	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	February 11, 2015
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	February 11, 2015
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	February 11, 2015
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 11, 2015
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 11, 2015
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese, M.D.	February 11, 2015
Denis A. Cortese, M.D., Director

/s/ John C. Danforth	February 11, 2015
John C. Danforth, Director

/s/ Mitchell E. Daniels	February 11, 2015
Mitchell E. Daniels, Director

/s/ Linda M. Dillman	February 11, 2015
Linda M. Dillman, Director

/s/ William B. Neaves	February 11, 2015
William B. Neaves, Ph.D., Director

/s/ William D. Zollars	February 11, 2015
William D. Zollars, Director

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3(a)	Third Restated Certificate of Incorporation dated September 12, 2013				X

3(b)	Amended & Restated Bylaws as of September 16, 2008 (as amended March 31, 2010, March 9, 2011 and December 23, 2013)	8-K	3.2	12/23/2013

4(a)	Specimen stock certificate	10-K	4(a)	2/28/2007 000-15386/07658265

10.1*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 000-15386/07658265

10.2*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010 000-15386/10875957

10.3*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008 000-15386/08646565

10.4*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001 000-15386/1586224

10.5*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001 000-15386/1586224

10.6*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 000-15386/1603080

10.7*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 000-15386/05688830

10.8*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 000-15386/051193974

10.9*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 000-15386/05688830

10.10*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 000-15386/05688830

10.11*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010 000-15386/10879084

10.12*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 000-15386/08646565

10.13*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 000-15386/08646565

10.14*	Cerner Corporation 2011 Omnibus Equity Incentive Plan	S-8	4.5	5/27/2011

10.15*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.1	7/27/2012

10.16*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013

10.17*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013

10.18*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	S-8	4.6	5/27/2011

10.19*	Cerner Corporation Performance-Based Compensation Plan (as Amended and Restated March 5, 2014)				X

10.20*	Form of 2014 Executive Performance Agreement	10-Q	10.1	4/25/2014

10.21*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008 000-15386/08646565

10.22*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated (for I.R.C. § 409A) Effective December 31, 2012	10-K	10(l)	2/8/2013

10.23*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated (for I.R.C. § 409A) Effective January 4, 2015				X

10.24*	Exhibit A Severance Matrix, effective April 1, 2011 to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	4/29/2011

10.25	Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal L. Patterson dated July 24, 2013	10-Q	10.1	7/26/2013

10.26	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010 000-153866/10543089

10.27	Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated July 30, 2013	8-K	10.1	8/1/2013

10.28	First Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated December 23, 2013				X

10.29	Second Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated October 16, 2014				X

10.30	Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated August 5, 2014	10-Q	2.1	10/24/2014

10.31	Amendment Agreement to the Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated February 2, 2015	8-K	10.1	2/2/2015

10.32	Note Purchase Agreement, dated November 1, 2005, among Cerner Corporation, as issuer, and AIG Annuity Insurance Company, American General Life Insurance Company and Principal Life Insurance Company, as purchasers	8-K	99.1	11/7/2005 000-15386/051183275

10.33	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014

10.34	Amended and Restated Credit Agreement, dated February 10, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.	8-K	99.1	2/13/2012 000-15386/12599122

10.35
First Amendment to Amended and Restated Credit Agreement, dated December 28, 2012, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.
		10-K	4(c)	2/8/2013

10.36
Second Amendment to Amended and Restated Credit Agreement, dated January 15, 2015, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A., Commerce Bank, N.A., UMB Bank, N.A. and RBS Citizens, N.A.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited Cerner Corporation and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cerner Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cerner Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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
In our opinion, Cerner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended January 3, 2015, and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Kansas City, Missouri
February 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended January 3, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation and subsidiaries’ internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2015 expressed an unqualified opinion on the effectiveness of Cerner Corporation and subsidiaries’ internal control over financial reporting.

/s/KPMG LLP
Kansas City, Missouri
February 11, 2015

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of January 3, 2015 and December 28, 2013

(In thousands, except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$635,203	$202,377
Short-term investments	785,663	677,004
Receivables, net	672,778	582,926
Inventory	23,789	32,299
Prepaid expenses and other	209,278	175,488
Deferred income taxes, net	22,075	91,614
Total current assets	2,348,786	1,761,708

Property and equipment, net	924,260	792,781
Software development costs, net	420,199	347,077
Goodwill	320,538	307,422
Intangible assets, net	126,636	144,132
Long-term investments	231,147	554,873
Other assets	158,999	190,371

Total assets	$4,530,565	$4,098,364

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$160,285	$145,019
Current installments of long-term debt and capital lease obligations	67,460	54,107
Deferred revenue	209,655	209,746
Accrued payroll and tax withholdings	140,230	147,986
Other accrued expenses	56,685	83,574
Total current liabilities	634,315	640,432

Long-term debt and capital lease obligations	62,868	111,717
Deferred income taxes and other liabilities	256,601	170,392
Deferred revenue	10,813	8,159
Total liabilities	964,597	930,700

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 346,985,811 shares issued at January 3, 2015 and 344,338,030 shares issued at December 28, 2013	3,470	3,443
Additional paid-in capital	933,446	812,853
Retained earnings	2,918,481	2,393,048
Treasury stock, 4,652,515 shares at January 3, 2015 and 570,616 shares at December 28, 2013	(245,333)	(28,251)
Accumulated other comprehensive loss, net	(44,096)	(13,429)
Total shareholders’ equity	3,565,968	3,167,664

Total liabilities and shareholders’ equity	$4,530,565	$4,098,364

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012

	For the Years Ended
(In thousands, except per share data)	2014	2013	2012

Revenues:
System sales	$945,858	$847,809	$902,799
Support, maintenance and services	2,366,959	1,992,830	1,707,329
Reimbursed travel	89,886	70,109	55,308

Total revenues	3,402,703	2,910,748	2,665,436
Costs and expenses:
Cost of system sales	314,089	302,374	427,456
Cost of support, maintenance and services	200,402	142,239	125,433
Cost of reimbursed travel	89,886	70,109	55,308
Sales and client service	1,395,568	1,173,051	1,020,640
Software development (Includes amortization of $103,447, $94,688 and $81,731, respectively)	392,805	338,786	301,370
General and administrative	246,869	308,177	163,567

Total costs and expenses	2,639,619	2,334,736	2,093,774

Operating earnings	763,084	576,012	571,662

Other income, net	11,090	12,042	16,046

Earnings before income taxes	774,174	588,054	587,708
Income taxes	(248,741)	(189,700)	(190,476)

Net earnings	$525,433	$398,354	$397,232

Basic earnings per share	$1.54	$1.16	$1.16
Diluted earnings per share	$1.50	$1.13	$1.13
Basic weighted average shares outstanding	342,150	343,636	341,861
Diluted weighted average shares outstanding	350,386	352,281	351,394
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012

	For the Years Ended
(In thousands)	2014	2013	2012

Net earnings	$525,433	$398,354	$397,232
Foreign currency translation adjustment and other (net of tax benefits of $1,111, $3,604 and $1,396, respectively)	(30,145)	(8,185)	6,511
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefits) of $(331), $10 and $125, respectively)	(522)	11	201

Comprehensive income	$494,766	$390,180	$403,944
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012

	For the Years Ended
(In thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$525,433	$398,354	$397,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	302,353	263,538	222,580
Share-based compensation expense	59,292	46,295	36,113
Provision for deferred income taxes	106,905	(22,647)	8,342
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(74,786)	(9,599)	(83,705)
Inventory	8,117	(8,111)	(279)
Prepaid expenses and other	(14,625)	(36,038)	(2,224)
Accounts payable	2,974	4,130	35,265
Accrued income taxes	(21,764)	14,694	(22,784)
Deferred revenue	4,346	18,053	33,277
Other accrued liabilities	(51,218)	27,196	84,497

Net cash provided by operating activities	847,027	695,865	708,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(276,584)	(352,877)	(183,429)
Capitalized software development costs	(177,800)	(174,649)	(100,189)
Purchases of investments	(1,214,036)	(1,106,819)	(1,286,997)
Sales and maturities of investments	1,404,846	1,070,598	932,394
Purchase of other intangibles	(13,517)	(56,805)	(22,870)
Acquisition of businesses, net of cash acquired	(7,476)	(67,877)	(40,540)

Net cash used in investing activities	(284,567)	(688,429)	(701,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(14,930)	(24,700)	(17,083)
Proceeds from excess tax benefits from share-based compensation	39,532	39,927	48,370
Proceeds from exercise of options	31,879	31,403	38,147
Treasury stock purchases	(217,082)	(170,042)	—
Contingent consideration payments for acquisition of businesses	(10,617)	(800)	(3,400)
Cash grants	48,000	—	—
Other	2,894	4,823	—

Net cash provided by (used in) financing activities	(120,324)	(119,389)	66,034

Effect of exchange rate changes on cash and cash equivalents	(9,310)	(2,790)	1,257

Net increase (decrease) in cash and cash equivalents	432,826	(114,743)	73,974
Cash and cash equivalents at beginning of period	202,377	317,120	243,146

Cash and cash equivalents at end of period	$635,203	$202,377	$317,120

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,682	$6,973	$6,448
Income taxes, net of refunds	144,323	175,377	158,871
Summary of acquisition transactions:
Fair value of net tangible assets (liabilities) acquired (assumed)	$(1,509)	$2,550	$(6,375)
Fair value of intangible assets acquired	3,800	25,489	18,559
Fair value of goodwill	16,785	59,570	35,281
Less: Fair value of contingent liability payable	(11,600)	(18,982)	(1,916)
Cash paid for acquisitions	7,476	68,627	45,549
Cash acquired	—	(750)	(5,009)

Net cash used	$7,476	$67,877	$40,540
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012

	Common Stock		Additional	Retained	Treasury	Accumulated Other	Noncontrolling
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Stock	Comprehensive Income (Loss)	Interest

Balance at December 31, 2011	339,132	$3,392	$721,794	$1,597,462	$—	$(11,967)	$120

Exercise of stock options (including net-settled option exercises)	5,047	50	32,536	—	—	—	—

Employee share-based compensation expense	—	—	36,113	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	50,326	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	6,712	—

Dissolution of underlying entity	—	—	—	—	—	—	(120)

Net earnings	—	—	—	397,232	—	—	—

Balance at December 29, 2012	344,179	3,442	840,769	1,994,694	—	(5,255)	—

Exercise of stock options (including net-settled option exercises)	3,204	32	27,056	—	—	—	—

Employee share-based compensation expense	—	—	46,295	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	40,493	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(8,174)	—

Treasury stock purchases	—	—	—	—	(170,042)	—	—

Distribution of treasury stock in stock split	(3,045)	(31)	(141,760)	—	141,791	—	—

Net earnings	—	—	—	398,354	—	—	—

Balance at December 28, 2013	344,338	3,443	812,853	2,393,048	(28,251)	(13,429)	—

Exercise of stock options (including net-settled option exercises)	2,648	27	21,613	—	—	—	—

Employee share-based compensation expense	—	—	59,292	—	—	—	—

Employee share-based compensation net excess tax benefit	—	—	39,688	—	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(30,667)

Treasury stock purchases	—	—	—	—	(217,082)	—	—

Net earnings	—	—	—	525,433	—	—	—

Balance at January 3, 2015	346,986	$3,470	$933,446	$2,918,481	$(245,333)	$(44,096)	$—

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015, and fiscal years 2013 and 2012 consisted of 52 weeks each and ended on December 28, 2013 and December 29, 2012, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

(d) Concentrations - The majority of our cash and cash equivalents are held at three major financial institutions. The majority of our cash equivalents consist of money market funds and commercial paper. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of the end of 2014, we had a significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

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

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2014, 2013 or 2012. Refer to Note (7) for more information on goodwill and other intangible assets.

(i) Derivative Instruments and Hedging Activities - We account for our hedging activities in accordance with ASC 815, Derivatives and Hedging. Historically, our use of hedging instruments has primarily been to hedge foreign currency denominated assets and liabilities. We record all hedging instruments on our consolidated balance sheets at fair value. For hedging instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the hedging instrument is reported in the foreign currency translation component of other comprehensive income (loss). Any ineffective portion of the gain or loss on the hedging instrument is recorded in the results of operations immediately. Refer to Note (10) for more information on our hedging activities.

(j) Income Taxes - Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (13) for additional information regarding income taxes.

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

(l) Accounting for Share-based Payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (15) for a detailed discussion of share-based payments.

(m) Foreign Currency - In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

(n) Collaborative Arrangements - In accordance with ASC 808, Collaborative Arrangements, third party costs incurred and revenues generated by arrangements involving joint operating activities of two or more parties that are each actively involved and exposed to risks and rewards of the activities are classified in the consolidated statements of operations on a gross basis only if we are determined to be the principal participant in the arrangement. Otherwise, third party revenues and costs generated by collaborative arrangements are presented on a net basis. Payments between participants are recorded and classified based on the nature of the payments.

(o) Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This new guidance is effective for the Company in the first quarter of 2017, with no early adoption permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

(2) Business Acquisitions

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG ("Siemens"), a stock corporation established under the laws of Germany. Siemens Health Services offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Siemens Health Services also offers a range of complementary and support services including hosting and managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our ability and scale for R&D investment, and adds approximately 5,500 of highly-skilled associates that will enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for acquisition.

Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon price plus working capital adjustments. The purchase price is subject to certain post-closing adjustments for working capital and pension obligations, as specified in the Master Sale and Purchase Agreement ("MSPA") dated August 5, 2014, as amended.

In 2014 we incurred $15.8 million of pre-tax costs in connection with our acquisition of Siemens Health Services, which are included in general and administrative expense in our consolidated statements of operations.

Our acquisition of Siemens Health Services will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Due to the timing of the acquisition subsequent to our 2014 fiscal year-end, certain disclosures, including the preliminary allocation of purchase price, have been omitted from this Annual Report on Form 10-K because the initial accounting for the business combination is incomplete as of the filing date. We will include necessary disclosures in our Quarterly Report on Form 10-Q for our first fiscal quarter of 2015.
The operating results of Siemens Health Services will be combined with our operating results subsequent to the purchase date of February 2, 2015.

InterMedHx

On April 1, 2014, we purchased 100% of the outstanding membership interests of InterMedHx, LLC (InterMedHx). InterMedHx is a provider of health technology solutions in the areas of preventive care, patient administration, and medication history. We believe the addition of InterMedHx solutions provides additional capabilities in the market.

Consideration for the acquisition of InterMedHx is expected to total $19.1 million, consisting of up-front cash plus contingent consideration, which is payable at a percentage of the revenue contribution from InterMedHx solutions and services. We valued the contingent consideration at $11.6 million based on projections of revenue over the assessment period.

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

Consideration for the acquisition of PureWellness is expected to total $69.2 million consisting of up-front cash plus contingent consideration, which is payable if we achieve certain revenue milestones from PureWellness solutions and services during the period commencing on August 1, 2013 and ending April 30, 2015. We valued the contingent consideration at $19.0 million based on a probability-weighted assessment of potential contingent consideration payment scenarios. During 2014, we paid $10.6 million to satisfy a portion of this contingent consideration obligation.

The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $48.6 million and $20.3 million in intangible assets, of which $10.5 million and $9.8 million was related to the value of established customer relationships and existing technologies, respectively. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years.

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

The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $34.6 million and $18.6 million in intangible assets, of which $12.8 million and $5.2 million was related to the value of established customer relationships and existing technologies, respectively. The goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of 12 years.

The operating results of Anasazi were combined with our operating results subsequent to the purchase date of November 26, 2012.

(3) Investments

Available-for-sale investments at the end of 2014 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$189,137	$—	$—	$189,137
Time deposits	9,989	—	—	9,989
Commercial Paper	115,638	—	—	115,638
Total cash equivalents	314,764	—	—	314,764

Short-term investments:
Time deposits	52,830	—	(1)	52,829
Commercial paper	435,555	1	(12)	435,544
Government and corporate bonds	297,311	69	(90)	297,290
Total short-term investments	785,696	70	(103)	785,663

Long-term investments:
Government and corporate bonds	219,439	26	(500)	218,965

Total available-for-sale investments	$1,319,899	$96	$(603)	$1,319,392

Available-for-sale investments at the end of 2013 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$57,254	$—	$—	$57,254
Time deposits	7,771	—	—	7,771
Commercial Paper	3,000	—	—	3,000
Government and corporate bonds	410	—	—	410
Total cash equivalents	68,435	—	—	68,435

Short-term investments:
Time deposits	70,303	12	—	70,315
Commercial paper	33,750	1	(9)	33,742
Government and corporate bonds	572,670	356	(79)	572,947
Total short-term investments	676,723	369	(88)	677,004

Long-term investments:
Government and corporate bonds	542,644	346	(279)	542,711

Total available-for-sale investments	$1,287,802	$715	$(367)	$1,288,150

Investments reported under the cost method of accounting as of January 3, 2015 and December 28, 2013 were $8.7 million and $7.2 million, respectively. Investments reported under the equity method of accounting as of January 3, 2015 and December 28, 2013 were $3.5 million and $5.0 million, respectively.

We sold available-for-sale investments for proceeds of $697.9 million and $125.3 million in 2014 and 2013, respectively, resulting in insignificant gains.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2014:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$189,137	$—	$—
Time deposits	Cash equivalents	—	9,989	—
Commercial paper	Cash equivalents	—	115,638	—
Time deposits	Short-term investments	—	52,829	—
Commercial paper	Short-term investments	—	435,544	—
Government and corporate bonds	Short-term investments	—	297,290	—
Government and corporate bonds	Long-term investments	—	218,965	—
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2013:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$57,254	$—	$—
Time deposits	Cash equivalents	—	7,771	—
Commercial paper	Cash equivalents	—	3,000	—
Government and corporate bonds	Cash equivalents	—	410	—
Time deposits	Short-term investments	—	70,315	—
Commercial paper	Short-term investments	—	33,742	—
Government and corporate bonds	Short-term investments	—	572,947	—
Government and corporate bonds	Long-term investments	—	542,711	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at the end of 2014 and 2013 was approximately $14.9 million and $32.6 million, respectively. The carrying amount of such fixed-rate debt at the end of 2014 and 2013 was $14.2 million and $30.6 million, respectively.

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

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment. Provisions for losses on uncollectible accounts for 2014, 2013, and 2012 totaled $5.3 million, $7.0 million and $13.5 million, respectively.

A summary of net receivables is as follows:

(In thousands)	2014	2013

Gross accounts receivable	$641,160	$583,312
Less: Allowance for doubtful accounts	25,531	36,286

Accounts receivable, net of allowance	615,629	547,026

Current portion of lease receivables	57,149	35,900

Total receivables, net	$672,778	$582,926

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2014	2013

Minimum lease payments receivable	$125,906	$146,566
Less: Unearned income	6,089	7,602

Total lease receivables	119,817	138,964

Less: Long-term receivables included in other assets	62,668	103,064

Current portion of lease receivables	$57,149	$35,900

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(In thousands)

2015	$60,198
2016	36,259
2017	20,293
2018	6,986
2019	2,170

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of January 3, 2015, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at the end of 2014 and 2013. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During 2014 and 2013, we received total client cash collections of $3.5 billion and $3.1 billion, respectively, of which $79.9 million and $60.8 million were received from third party arrangements with non-recourse payment assignments.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2014	2013

Computer and communications equipment	1	—	5	$1,137,497	$963,301
Land, buildings and improvements	12	—	50	439,567	411,382
Leasehold improvements	1	—	15	187,351	160,030
Furniture and fixtures	5	—	12	96,244	72,601
Capital lease equipment	3	—	5	3,196	3,207
Other equipment	3	—	20	915	710

				1,864,770	1,611,231

Less accumulated depreciation and leasehold amortization				940,510	818,450

Total property and equipment, net				$924,260	$792,781

Depreciation and leasehold amortization expense for 2014, 2013 and 2012 was $163.0 million, $135.7 million and $120.1 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	2014	2013

Beginning Balance	$307,422	$247,616
Goodwill recorded in connection with business acquisitions	16,757	59,570
Foreign currency translation adjustment and other	(3,641)	236

Ending Balance	$320,538	$307,422

Our intangible assets subject to amortization are amortized on a straight-line basis, and are summarized as follows:

	2014		2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Purchased software	$169,703	$110,344	$168,798	$89,691
Customer lists	100,681	73,637	100,909	68,094
Other	68,859	28,626	45,915	13,705

Total	$339,243	$212,607	$315,622	$171,490

Intangible assets, net		$126,636		$144,132

Amortization expense for 2014, 2013 and 2012 was $35.9 million, $32.9 million and $20.3 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2015	$34,048
2016	29,359
2017	22,651
2018	8,494
2019	5,208

Note that the above estimate of future amortization expense does not include any impact of intangible assets that may be recorded in connection with our February 2, 2015 acquisition of Siemens Health Services, as further described in Note (2).

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2014	2013	2012

Software development costs	$467,158	$418,747	$319,828
Capitalized software development costs	(177,800)	(174,649)	(100,189)
Amortization of capitalized software development costs	103,447	94,688	81,731

Total software development expense	$392,805	$338,786	$301,370

Accumulated amortization as of the end of 2014 and 2013 was $890.7 million and $798.0 million, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2014	2013

Note agreement, 5.54%	$14,233	$30,608
Capital lease obligations	116,095	135,216

Total debt and capital lease obligations	130,328	165,824
Less: current portion	(67,460)	(54,107)

Long-term debt and capital lease obligations	$62,868	$111,717

In November 2005, we completed a £65.0 million unsecured private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement is payable in seven equal annual installments, which commenced November 2009. The proceeds were used to repay the outstanding amount under our credit facility and for general corporate purposes. The Note Agreement contains certain net worth and fixed charge coverage covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends. We were in compliance with all covenants at the end of 2014.

In January 2015, we issued $500.0 million aggregate principal amount of unsecured Senior Notes ("Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225.0 million of 3.18% Series 2015-A Notes due February 15, 2022, $200.0 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75.0 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015 for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Notes are available for general corporate purposes.

Our capital lease obligations are primarily related to the procurement of hardware and health care devices, and generally have a term of five years.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness outstanding at the end of 2014 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Principal Amount of Indebtedness	Total

2015	$55,968	$2,741	$53,227	$14,233	$67,460
2016	35,968	1,458	34,510	—	34,510
2017	20,052	530	19,522	—	19,522
2018	6,877	156	6,721	—	6,721
2019	2,137	22	2,115	—	2,115

Total	$121,002	$4,907	$116,095	$14,233	$130,328

We also maintain a $100.0 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2014, we were in compliance with all debt covenants. As of the end of 2014, we had no outstanding borrowings under this agreement; however, we had $16.6 million of outstanding letters of credit, which reduced our available borrowing capacity to $83.4 million.

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

(In thousands)		2014
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Gain

Total net investment hedge	Short-term liabilities	$14,233	$929

(In thousands)		2013
Derivatives Designated	Balance Sheet Classification	Fair Value	Net Unrealized Loss

Net investment hedge	Short-term liabilities	$15,304	$178
Net investment hedge	Long-term liabilities	15,304	178

Total net investment hedge		$30,608	$356

(11) Contingencies

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims, including for example, employment disputes and litigation alleging solution defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties.  Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages.

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

RLIS, Inc., a non-practicing entity, filed a complaint in the Southern District of Texas against the Company alleging that certain of the Company’s electronic medical record solutions infringe two patents owned by the plaintiff.  At trial, Plaintiff requested damages between $35.3 million and $38.2 million. Plaintiff also sought attorneys’ fees, costs, and an ongoing royalty. A jury trial was conducted from January 5, 2015, to January 16, 2015. The jury rendered a verdict that all remaining patent claims asserted against the Company were invalid and not infringed by the Company. The Company continues to dispute the Plaintiff’s claims and will vigorously defend itself if the Plaintiff appeals after a final judgment is entered. In the opinion of our management, if the Plaintiff were to appeal, there is a reasonable possibility that we could incur losses with respect to this matter but we are unable to estimate a range of any such possible losses at this time, and we do not believe a loss is probable. Our management will continue to evaluate the potential exposure related to this matter in future periods.

Settlement Charge

On December 10, 2013, the Company received an interim ruling on a pending arbitration matter between Cerner and a client, awarding the client damages and awarding us part of our counterclaim to collect accounts receivable. The client dispute arose from allegations that a certain patient accounting software solution sold to the client in 2008 was defective and did not deliver the promised benefits. This matter was resolved and paid in 2013. We recognized a gross pre-tax charge of $106.2 million in the fourth quarter of 2013, which is included in general and administrative expense in our consolidated statements of operations.

(12) Other Income

A summary of other income is as follows:

	For the Years Ended
(In thousands)	2014	2013	2012

Interest income	$16,342	$15,314	$16,543
Interest expense	(3,993)	(4,226)	(5,068)
Other	(1,259)	954	4,571

Other income, net	$11,090	$12,042	$16,046

Other income in 2012 includes a $4.5 million gain recognized on the disposition of one of our cost-method investments.

(13) Income Taxes

Income tax expense (benefit) for 2014, 2013 and 2012 consists of the following:

	For the Years Ended
(In thousands)	2014	2013	2012

Current:
Federal	$114,508	$178,424	$164,690
State	13,504	25,148	13,302
Foreign	13,824	8,775	4,142
Total current expense	141,836	212,347	182,134
Deferred:
Federal	95,057	(9,792)	9,035
State	8,873	(7,116)	4,453
Foreign	2,975	(5,739)	(5,146)
Total deferred expense (benefit)	106,905	(22,647)	8,342

Total income tax expense	$248,741	$189,700	$190,476

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2014 and 2013 relate to the following:

(In thousands)	2014	2013

Deferred tax assets:
Accrued expenses	$25,398	$22,948
Tax credits and separate return net operating losses	28,953	25,612
Share based compensation	58,271	44,856
Contract and service revenues and costs	—	65,407
Other	10,347	12,529
Gross deferred tax assets	122,969	171,352
Less: Valuation allowance	(776)	(896)
Total deferred tax assets	122,193	170,456

Deferred tax liabilities:
Software development costs	(163,938)	(130,583)
Depreciation and amortization	(129,684)	(113,492)
Contract and service revenues and costs	(7,511)	—
Other	(3,625)	(2,859)
Total deferred tax liabilities	(304,758)	(246,934)

Net deferred tax liability	$(182,565)	$(76,478)

At the end of 2014, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for Federal income tax purposes of $5.5 million that are available to offset future Federal taxable income, if any, through 2020. We had net operating loss carry-forwards from foreign jurisdictions of $0.4 million that are available to offset future taxable income, if any, through 2024, $0.7 million that are available to offset future taxable income, if any, through 2033, and $46.8 million that are available to offset future taxable income, if any, with no expiration. We had a deferred tax asset for state net operating loss carry-forwards of $0.8 million which are available to offset future taxable income, if any, through 2034. In addition, we have a state income tax credit carry-forward of $16.0 million available to offset income tax liabilities through 2030.

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

At the end of 2014, we had not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $99 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2014, 2013, and 2012 were 32%, 32%, and 32%, respectively. These effective rates differ from the Federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2014	2013	2012

Tax expense at statutory rates	$270,961	$205,819	$205,698
State income tax, net of federal benefit	15,715	17,502	13,856
Tax credits	(20,986)	(18,683)	(1,510)
Unrecognized tax benefit (including interest)	5,538	(20)	(12,832)
Permanent differences	(12,253)	(14,760)	(19,900)
Other, net	(10,234)	(158)	5,164

Total income tax expense	$248,741	$189,700	$190,476

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2014	2013	2012

Unrecognized tax benefit - beginning balance	$2,100	$2,176	$14,640
Gross decreases - tax positions in prior periods	(804)	(76)	(12,464)
Gross increases - tax positions in prior periods	5,906	—	—

Unrecognized tax benefit - ending balance	$7,202	$2,100	$2,176

If recognized, $5.9 million of the unrecognized tax benefit will favorably impact our effective tax rate. We anticipate that it is reasonably possible that our unrecognized tax benefits will decrease by up to $4 million within the next twelve months due to the potential settlement of examinations and lapse of the statutes of limitations in various taxing jurisdictions. Our federal returns have been examined by the Internal Revenue Service through 2009. Our federal returns for 2010 through 2012 are currently under examination by the Internal Revenue Service. We have various state and foreign returns under examination.

The 2014 beginning and ending amounts of accrued interest related to unrecognized tax benefits were $0.2 million and $0.6 million, respectively. We classify interest and penalties as income tax expense in our consolidated statement of operations. No accrual for tax penalties was recorded at the end of the year.

The foreign portion of our earnings before income taxes was $68.3 million, $4.5 million, and ($15.4) million in 2014, 2013, and 2012 respectively, and the remaining portion was domestic.

(14) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2014			2013			2012
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$525,433	342,150	$1.54	$398,354	343,636	$1.16	$397,232	341,861	$1.16
Effect of dilutive securities:
Stock options and non-vested shares	—	8,236		—	8,645		—	9,533
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$525,433	350,386	$1.50	$398,354	352,281	$1.13	$397,232	351,394	$1.13

Options to purchase 5.7 million, 6.1 million and 4.6 million shares of common stock at per share prices ranging from $44.05 to $66.10, $36.92 to $56.39 and $27.62 to $42.98, were outstanding at the end of 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(15) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2014, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2014, 8.1 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

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

•	The expected term of stock options granted is derived from the output of the lattice model and represents the period of time that stock options granted are expected to be outstanding.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term equal to the contractual term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options are as follows:

	2014	2013	2012

Expected volatility (%)	29.7%	30.5%	34.8%
Expected term (yrs)	9.1	9.1	9.1
Risk-free rate (%)	2.9%	1.9%	2.1%

Stock option activity for 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,407	$22.24
Granted	3,271	52.19
Exercised	(2,719)	12.70
Forfeited and expired	(330)	42.31
Outstanding at end of year	24,629	27.00	$936,584	6.00

Exercisable at end of year	14,387	$14.39	$728,611	4.50

	For the Years Ended
(In thousands, except for grant date fair values)	2014	2013	2012

Weighted-average grant date fair values	$22.59	$19.57	$18.52

Total intrinsic value of options exercised	$124,828	$118,051	$152,117

Cash received from exercise of stock options	31,879	31,403	38,147

Tax benefit realized upon exercise of stock options	44,029	43,523	55,952
As of the end of 2014, there was $136.1 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.10 years.

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

Non-vested share activity for 2014 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	552	$38.54
Granted	167	55.27
Vested	(208)	33.38
Forfeited	(5)	34.48

Outstanding at end of year	506	$46.21

	For the Years Ended
(In thousands, except for grant date fair values)	2014	2013	2012

Weighted average grant date fair values for shares granted during the year	$55.27	$46.66	$38.28

Total fair value of shares vested during the year	$11,294	$13,649	$2,612
As of the end of 2014, there was $11.0 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.29 years.

Associate Stock Purchase Plan

We established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by us and associates of our United States based subsidiaries, except as provided below, are eligible to participate in the ASPP (Participants). The following individuals are excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by us or our domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company Common Stock; and, (c) persons who are customarily employed by us for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company Common Stock at a 15% discount on the last business day of the option period. The purchase of Company Common Stock is made through the ASPP on the open market and subsequently reissued to Participants. The difference between the open market purchase and the Participant’s purchase price is recognized as compensation expense, as such difference is paid by Cerner, in cash.

Share Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2014	2013	2012

Stock option and non-vested share compensation expense	$59,292	$46,295	$36,113
Associate stock purchase plan expense	4,603	3,704	2,859
Amounts capitalized in software development costs, net of amortization	(930)	(1,045)	(860)

Amounts charged against earnings, before income tax benefit	$62,965	$48,954	$38,112

Amount of related income tax benefit recognized in earnings	$22,101	$18,607	$14,578

Preferred Stock

As of the end of 2014 and 2013, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

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
During 2014, we repurchased 4.1 million shares for consideration of $217.0 million, excluding transaction costs. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At January 3, 2015, $100.0 million remains available for purchases under the program.
In December 2012, our Board of Directors authorized a stock repurchase program of up to $170.0 million, excluding transaction costs, of our common stock. During 2013, we repurchased 3.6 million shares for total consideration of $170.0 million. All of the repurchased shares at the time of our June 2013 stock split were utilized to settle a portion of the stock split distribution. This program is now complete.

(16) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pretax contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Plan has a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Plan's first tier discretionary match expenses amounted to $17.9 million, $14.9 million and $12.3 million for 2014, 2013 and 2012, respectively.

We added a second tier discretionary match to the Plan in 2000. Contributions are based on attainment of established earnings per share goals for the year or the established financial metric for the Plan. Participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the second tier discretionary match contribution. For the years ended 2014, 2013 and 2012 we expensed $4.9 million, $13.5 million and $11.9 million for the second tier discretionary distributions, respectively.

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

We recorded the cash grants as an obligation/liability at $48.0 million, upon receipt in January 2014. Over time this liability will accrete, utilizing the effective interest method, up to the maximum repayment amount, offset by reductions based on actual state payroll tax withholdings generated by our Continuous Campus associates. This activity is recognized as a component of operating expense as it occurs over a period not to exceed 10 years. At the end of 2014, the obligation/liability balance was $43.0 million, the majority of which is included in deferred income taxes and other liabilities in our consolidated balance sheets.

Sales Tax Exemptions - We have received a sales tax exemption on materials and other fixed assets purchased in connection with the construction. As such, we will not be required to remit an aggregate of $11.5 million of sales tax on these capital purchases.

State Income Tax Credits - We expect state income tax credits to aggregate $18.5 million. Such credits are available to offset our Kansas state income tax in the future, and will be recognized as a reduction of income tax expense as we are eligible to claim them.

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

In 2012, we contracted with GRAND Construction, LLC (“Grand”), a limited liability company owned in part by an entity controlled by Messrs. Patterson and Illig, to coordinate, supervise, schedule and assist with managing the development, design and construction of our Continuous Campus. Under the agreement, we paid Grand $0.4 million, $1.4 million, and $1.4 million in 2014, 2013, and 2012, respectively. This contract was completed in 2014.

We also paid Grand $0.3 million in both 2013 and 2012 for separate projects to make improvements to parking facilities utilized by one of our other office campuses.

Trails Campus Development

In December 2013, we purchased approximately 237 acres of land located in Kansas City, Missouri, from Trails Properties II, Inc. (“Trails”), for $42.5 million. Trails is an entity controlled by Messrs. Patterson and Illig. The property (currently known as our "Trails Campus") was acquired as a site for future office space development to further accommodate our anticipated growth. Construction on the Trails Campus began in November 2014.

In December 2014, we contracted with Grand to coordinate, supervise, schedule and assist with managing the development, design and construction of the first two phases of our Trails Campus. Under the agreement, we expect to pay Grand $3.6 million over a period estimated at two years.

(18) Commitments

Leases

We are committed under operating leases primarily for office and data center space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2014, 2013 and 2012 was $25.1 million, $20.0 million and $18.1 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2015	$23,525
2016	21,693
2017	21,467
2018	19,294
2019	14,984
2020 and thereafter	39,607

$140,570

Other Obligations
We have purchase commitments with various vendors, and minimum funding commitments under collaboration agreements through 2023. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2015	$42,300
2016	23,481
2017	6,762
2018	4,345
2019	4,001
2020 and thereafter	8,000

$88,889

Siemens Innovation Alliance
Concurrently with the execution of the MSPA, we entered into an agreement with Siemens to create a strategic alliance to jointly invest in innovative projects that integrate health information technology with medical technologies for the purpose of enhancing workflows and improving clinical outcomes. Each company will contribute up to $50.0 million to fund projects of shared importance to both companies and their clients, over an initial term of three years, commencing on February 2, 2015.

(19) Segment Reporting

We have two operating segments, Domestic and Global. Our Chief Executive Officer is our chief operating decision maker ("CODM"). Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, communications expenses and unreimbursed travel expenses. “Other” includes expenses that have not been allocated to the operating segments, such as software development, marketing, general and administrative (including the settlement charge discussed in Note (11)), acquisition costs, share-based compensation expense and depreciation. Performance of the segments is assessed at the operating earnings level and, therefore, the segment operations have been presented as such, as our CODM reviews segment performance exclusive of these charges. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for 2014, 2013 and 2012:

(In thousands)	Domestic	Global	Other	Total

2014
Revenues	$3,021,790	$380,913	$—	$3,402,703

Cost of revenues	542,210	62,167	—	604,377
Operating expenses	677,817	131,096	1,226,329	2,035,242
Total costs and expenses	1,220,027	193,263	1,226,329	2,639,619

Operating earnings (loss)	$1,801,763	$187,650	$(1,226,329)	$763,084

(In thousands)	Domestic	Global	Other	Total

2013
Revenues	$2,550,115	$360,633	$—	$2,910,748

Cost of revenues	458,540	56,182	—	514,722
Operating expenses	600,341	115,281	1,104,392	1,820,014
Total costs and expenses	1,058,881	171,463	1,104,392	2,334,736

Operating earnings (loss)	$1,491,234	$189,170	$(1,104,392)	$576,012

(In thousands)	Domestic	Global	Other	Total

2012
Revenues	$2,341,304	$324,132	$—	$2,665,436

Cost of revenues	548,813	59,384	—	608,197
Operating expenses	506,249	131,580	847,748	1,485,577
Total costs and expenses	1,055,062	190,964	847,748	2,093,774

Operating earnings (loss)	$1,286,242	$133,168	$(847,748)	$571,662

(20) Quarterly Results (unaudited)

Selected quarterly financial data for 2014 and 2013 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2014 quarterly results:

First Quarter	$784,761	$180,993	$119,526	$0.35	$0.34

Second Quarter	851,762	194,370	129,033	0.38	0.37

Third Quarter (a)	840,149	190,335	129,002	0.38	0.37

Fourth Quarter (a)	926,031	208,476	147,872	0.43	0.42

Total	$3,402,703	$774,174	$525,433

(a) Third and Fourth quarter results include pre-tax acquisition costs of $9.4 million and $6.4 million, respectively, as further described in Note (2).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2013 quarterly results:

First Quarter	$680,029	$159,613	$110,040	$0.32	$0.31

Second Quarter	707,561	169,189	112,907	0.33	0.32

Third Quarter	727,830	172,747	115,344	0.34	0.33

Fourth Quarter (b)	795,328	86,505	60,063	0.17	0.17

Total	$2,910,748	$588,054	$398,354

(b) Fourth quarter results include a pre-tax settlement charge of $106.2 million, as further described in Note (11).

Schedule II
CERNER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Through Acquisitions	Deductions(a)	Balance at End of Period
Description

2012

Allowance for Doubtful Accounts	$24,270	13,483	8	(4,531)	$33,230

2013

Allowance for Doubtful Accounts	$33,230	6,954	489	(4,387)	$36,286

2014

Allowance for Doubtful Accounts	$36,286	5,274	—	(16,029)	$25,531

(a) Deductions in 2014 include a $13.9 million reclassification to other non-current assets.

See accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

Under date of February 11, 2015, we reported on the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended January 3, 2015, which are included in the Cerner Corporation 2014 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule noted as Schedule II under item 15(a)(2). This consolidated financial statement schedule is the responsibility of Cerner Corporation and subsidiaries’ management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Kansas City, Missouri
February 11, 2015