Form 10-Q
period 2015-04-04
CERNER CORP /MO/
filed 2015-05-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 4, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value per share	344,078,316 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 4, 2015 (unaudited) and January 3, 2015

(In thousands, except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$390,335	$635,203
Short-term investments	293,827	785,663
Receivables, net	940,571	672,778
Inventory	22,553	23,789
Prepaid expenses and other	242,462	209,278
Deferred income taxes, net	21,533	22,075
Total current assets	1,911,281	2,348,786

Property and equipment, net	1,103,400	924,260
Software development costs, net	456,473	420,199
Goodwill	767,222	320,538
Intangible assets, net	741,162	126,636
Long-term investments	204,520	231,147
Other assets	168,547	158,999

Total assets	$5,352,605	$4,530,565

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$195,711	$160,285
Current installments of long-term debt and capital lease obligations	61,828	67,460
Deferred revenue	301,907	209,655
Accrued payroll and tax withholdings	182,222	140,230
Other accrued expenses	50,631	56,685
Total current liabilities	792,299	634,315

Long-term debt and capital lease obligations	564,339	62,868
Deferred income taxes and other liabilities	258,746	256,601
Deferred revenue	26,800	10,813
Total liabilities	1,642,184	964,597

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 348,590,490 shares issued at April 4, 2015 and 346,985,811 shares issued at January 3, 2015	3,486	3,470
Additional paid-in capital	985,073	933,446
Retained earnings	3,029,415	2,918,481
Treasury stock, 4,652,515 shares at April 4, 2015 and January 3, 2015	(245,333)	(245,333)
Accumulated other comprehensive loss, net	(62,220)	(44,096)
Total shareholders’ equity	3,710,421	3,565,968

Total liabilities and shareholders’ equity	$5,352,605	$4,530,565

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended April 4, 2015 and March 29, 2014
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2015	2014

Revenues:
System sales	$259,569	$206,687
Support, maintenance and services	718,370	557,429
Reimbursed travel	18,150	20,645

Total revenues	996,089	784,761
Costs and expenses:
Cost of system sales	91,499	65,113
Cost of support, maintenance and services	59,011	43,341
Cost of reimbursed travel	18,150	20,645
Sales and client service	420,182	330,901
Software development (Includes amortization of $29,089 and $25,101, respectively)	127,271	91,545
General and administrative	113,064	55,213

Total costs and expenses	829,177	606,758

Operating earnings	166,912	178,003

Other income, net	208	2,990

Earnings before income taxes	167,120	180,993
Income taxes	(56,186)	(61,467)

Net earnings	$110,934	$119,526

Basic earnings per share	$0.32	$0.35
Diluted earnings per share	$0.32	$0.34
Basic weighted average shares outstanding	343,216	343,701
Diluted weighted average shares outstanding	351,659	352,230
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended April 4, 2015 and March 29, 2014
(unaudited)

	Three Months Ended
(In thousands)	2015	2014

Net earnings	$110,934	$119,526
Foreign currency translation adjustment and other (net of taxes (benefits) of $(1,366) and $367, respectively)	(18,510)	3,027
Unrealized holding gain on available-for-sale investments (net of taxes of $245 and $62, respectively)	386	97

Comprehensive income	$92,810	$122,650

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended April 4, 2015 and March 29, 2014
(unaudited)

	Three Months Ended
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$110,934	$119,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,445	70,094
Share-based compensation expense	15,161	13,649
Provision for deferred income taxes	4,498	2,490
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(71,575)	24,844
Inventory	7,676	3,903
Prepaid expenses and other	(7,346)	(16,823)
Accounts payable	6,300	(29,531)
Accrued income taxes	(4,641)	(22,197)
Deferred revenue	30,138	22,279
Other accrued liabilities	22,657	(32,447)

Net cash provided by operating activities	214,247	155,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(82,264)	(69,661)
Capitalized software development costs	(63,067)	(44,544)
Purchases of investments	(87,411)	(256,027)
Sales and maturities of investments	602,240	235,948
Purchase of other intangibles	(3,296)	(3,301)
Acquisition of businesses	(1,372,014)	—

Net cash used in investing activities	(1,005,812)	(137,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	—
Repayment of long-term debt and capital lease obligations	—	(66)
Proceeds from excess tax benefits from share-based compensation	34,939	14,308
Proceeds from exercise of options	19,037	8,173
Treasury stock purchases	—	(75,026)
Cash grants	—	48,000
Other	(792)	2,894

Net cash provided by (used in) financing activities	553,184	(1,717)

Effect of exchange rate changes on cash and cash equivalents	(6,487)	1,066

Net increase (decrease) in cash and cash equivalents	(244,868)	17,551
Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$390,335	$219,928

Summary of acquisition transactions:
Fair value of tangible assets acquired	$441,993	$—
Fair value of intangible assets acquired	637,980	—
Fair value of goodwill	450,001	—
Less: Fair value of liabilities assumed	(157,960)	—

Net cash used	$1,372,014	$—
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Statement Presentation

Basis of Presentation

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

Fiscal Period End

Our 2015 and 2014 first quarters ended on April 4, 2015 and March 29, 2014, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Factors Impacting Comparability of Interim Financial Statements

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three months ended April 4, 2015, in relation to the comparative periods presented herein.

Voluntary Separation Plan

In the first quarter of 2015, the Company adopted a voluntary separation plan ("VSP") for eligible associates. Generally, the VSP is available to U.S. associates who meet a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elect to participate in the VSP will receive financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits.

We account for voluntary separation benefits in accordance with the provisions of Accounting Standards Codification (ASC) Topic 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable. The irrevocable acceptance period for most associates electing to participate in the VSP ends in May 2015. We expect the resulting after-tax charge in the second quarter of 2015 to approximate $32 million.

Recently Issued Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB issued an exposure draft to propose a delay of the effective date for one year, which would make the effective date for the Company the first quarter of 2018. The standard permits the use of either the retrospective or cumulative effect transition method. At this time we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required. The Company has chosen to adopt the standard early, effective in the first quarter of 2015. The adoption of ASU 2015-03 did not have a material impact on our condensed consolidated financial statements. Refer to Note (9) for further information regarding debt issuance costs.

(2) Business Acquisitions

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG, a stock corporation established under the laws of Germany. Siemens Health Services offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Siemens Health Services also offers a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for acquisition and comprise the resulting goodwill recorded.

Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon price plus working capital adjustments. The purchase price is subject to certain post-closing adjustments for working capital and pension obligations, as specified in the Master Sale and Purchase Agreement dated August 5, 2014, as amended.

During the three months ended April 4, 2015, we incurred $17 million of pre-tax costs in connection with our acquisition of Siemens Health Services, which are included in general and administrative expense in our condensed consolidated statements of operations.

The acquisition of Siemens Health Services is being treated as a purchase in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. Our allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, working capital and pension obligation adjustments are agreed upon and finalized, and additional information becomes available.

The preliminary allocation of purchase price is as follows:

(in thousands)	Allocation Amount	Estimated Weighted Average Useful Life
Receivables, net of allowances of $33,674	$237,081
Other current assets	51,453
Property and equipment	153,226	20 years
Goodwill	450,001
Intangible assets:
Customer relationships	396,000	10 years
Existing technologies	201,990	5 years
Trade names	39,990	8 years
Total intangible assets	637,980
Other non-current assets	233
Accounts payable	(39,488)
Deferred revenue (current)	(89,531)
Other current liabilities	(14,011)
Deferred revenue (non-current)	(14,930)

Total purchase price	$1,372,014

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives, with such amortization included in general and administrative expense in our condensed consolidated statements of operations.

The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 inputs included discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates, royalty rates, and market comparables, among others.

Property and equipment was valued primarily using the sales comparison method, a form of the market approach, in which the value is derived by evaluating the market prices of assets with comparable features such as size, location, condition and age. Our analysis included multiple property categories, including land, buildings, and personal property, and included assumptions for market prices of comparable assets, and physical and economic obsolescence, among others.

Customer relationship intangible assets were valued using the excess earnings method, a form of the income approach, in which the value is derived by estimation of the after-tax cash flows specifically attributable to the customer relationships. Our analysis consisted of two customer categories, order backlog and existing customer relationships, and included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax amortization benefit, among others.

Existing technology and trade name intangible assets were valued using the relief from royalty method, a form of the income approach, in which the value is derived by estimation of the after-tax royalty savings attributable to owning the assets. Assumptions in these analyses included projections of revenues, royalty rates representing costs avoided due to ownership of the assets, discount rates, and a tax amortization benefit.

Deferred revenue was valued using an income approach, in which the value was derived by estimation of the fulfillment cost, plus a normal profit margin (which excludes any selling margin), for performance obligations assumed in the acquisition. Assumptions included estimations of costs incurred to fulfill the obligations, profit margins a market participant would expect to receive, and a discount rate.

The goodwill of $450 million was allocated among our Domestic and Global operating segments, as shown below, and is expected to be deductible for tax purposes.

The changes in the carrying amounts of goodwill for the three months ended April 4, 2015 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$311,170	$9,368	$320,538
Goodwill recorded in connection with the Siemens Health Services acquisition	397,708	52,293	450,001
Foreign currency translation adjustment and other	—	(3,317)	(3,317)
Ending balance at April 4, 2015	$708,878	$58,344	$767,222

Our condensed consolidated statement of operations for the three months ended April 4, 2015 includes revenues of $176 million attributable to the acquired business (now referred to as "Cerner Health Services") since the February 2, 2015 acquisition date. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three months ended April 4, 2015 and March 29, 2014 as if the acquisition had been completed on the first day of our 2014 fiscal year.

	Three Months Ended
(In thousands, except per share data)	2015	2014

Pro forma revenues	$1,089,769	$1,065,800
Pro forma net earnings	114,333	99,089
Pro forma diluted earnings per share	0.33	0.28

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented, nor are they indicative of our consolidated results of operations in future periods. The pro forma results for the three months ended April 4, 2015 include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and the elimination of acquisition costs of $7 million, $6 million, and $17 million, respectively. Pro forma results for the three months ended March 29, 2014 include pre-tax adjustments for amortization of intangible assets and fair value adjustments for deferred revenue of $22 million and $19 million, respectively.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at April 4, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$29,679	$—	$—
Time deposits	Cash equivalents	—	8,398	—
Government and corporate bonds	Cash equivalents	—	1,035	—
Time deposits	Short-term investments	—	27,246	—
Commercial paper	Short-term investments	—	2,599	—
Government and corporate bonds	Short-term investments	—	263,982	—
Government and corporate bonds	Long-term investments	—	191,969	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 3, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$189,137	$—	$—
Time deposits	Cash equivalents	—	9,989	—
Commercial paper	Cash equivalents	—	115,638	—
Time deposits	Short-term investments	—	52,829	—
Commercial paper	Short-term investments	—	435,544	—
Government and corporate bonds	Short-term investments	—	297,290	—
Government and corporate bonds	Long-term investments	—	218,965	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at April 4, 2015 and January 3, 2015 was approximately $545 million and $15 million, respectively. The carrying amount of such debt at April 4, 2015 and January 3, 2015 was $514 million and $14 million, respectively.

(4) Available-for-sale Investments

Available-for-sale investments at April 4, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$29,679	$—	$—	$29,679
Time deposits	8,398	—	—	8,398
Government and corporate bonds	1,035	—	—	1,035
Total cash equivalents	39,112	—	—	39,112

Short-term investments:
Time deposits	27,246	—	—	27,246
Commercial paper	2,600	—	(1)	2,599
Government and corporate bonds	263,937	105	(60)	263,982
Total short-term investments	293,783	105	(61)	293,827

Long-term investments:
Government and corporate bonds	191,890	125	(46)	191,969

Total available-for-sale investments	$524,785	$230	$(107)	$524,908

Available-for-sale investments at January 3, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$189,137	$—	$—	$189,137
Time deposits	9,989	—	—	9,989
Commercial paper	115,638	—	—	115,638
Total cash equivalents	314,764	—	—	314,764

Short-term investments:
Time deposits	52,830	—	(1)	52,829
Commercial paper	435,555	1	(12)	435,544
Government and corporate bonds	297,311	69	(90)	297,290
Total short-term investments	785,696	70	(103)	785,663

Long-term investments:
Government and corporate bonds	219,439	26	(500)	218,965

Total available-for-sale investments	$1,319,899	$96	$(603)	$1,319,392

We sold available-for-sale investments for proceeds of $55 million during the three months ended March 29, 2014, resulting in insignificant gains.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	April 4, 2015	January 3, 2015

Gross accounts receivable	$948,057	$641,160
Less: Allowance for doubtful accounts	53,934	25,531

Accounts receivable, net of allowance	894,123	615,629

Current portion of lease receivables	46,448	57,149

Total receivables, net	$940,571	$672,778

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 4, 2015, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at April 4, 2015 and January 3, 2015. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first three months of 2015 and 2014, we received total client cash collections of $981 million and $868 million, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 33.6% and 34.0% for the first three months of 2015 and 2014, respectively. This slight decrease in the effective tax rate in 2015 results from the favorability of net discrete items recorded in the first quarter of 2015 as compared to the first quarter of 2014.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$110,934	343,216	$0.32	$119,526	343,701	$0.35
Effect of dilutive securities:
Stock options and non-vested shares	—	8,443		—	8,529
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$110,934	351,659	$0.32	$119,526	352,230	$0.34

For the three months ended April 4, 2015 and March 29, 2014, options to purchase 1.0 million and 3.7 million shares of common stock at per share prices ranging from $51.97 to $70.98 and $41.08 to $60.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation

Stock Options

Options activity for the three months ended April 4, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,629	$27.00
Granted	658	70.15
Exercised	(1,815)	13.85
Forfeited and expired	(51)	43.81
Outstanding as of April 4, 2015	23,421	29.20	$1,020,443	6.14

Exercisable as of April 4, 2015	13,117	$15.37	$752,922	4.64

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended April 4, 2015 were as follows:

Expected volatility (%)	26.4%
Expected term (yrs)	7
Risk-free rate (%)	1.7%
Fair value per option	$21.72
As of April 4, 2015, there was $140 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.30 years.

Non-vested Shares

Non-vested share activity for the three months ended April 4, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	506	$46.21
Granted	156	70.64
Vested	(11)	42.75
Forfeited	(32)	31.94

Outstanding as of April 4, 2015	619	$53.22
As of April 4, 2015, there was $19 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.95 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2015	2014

Stock option and non-vested share compensation expense	$15,161	$13,649
Associate stock purchase plan expense	1,388	1,283
Amounts capitalized in software development costs, net of amortization	(92)	(164)

Amounts charged against earnings, before income tax benefit	$16,457	$14,768

Amount of related income tax benefit recognized in earnings	$5,533	$5,184

(9) Long-Term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	April 4, 2015	January 3, 2015

Note agreement, 5.54%	$13,853	$14,233
Senior Notes	500,000	—
Capital lease obligations	113,106	116,095

Debt and capital lease obligations	626,959	130,328
Less: debt issuance costs	(792)	—

Debt and capital lease obligations, net	626,167	130,328
Less: current portion	(61,828)	(67,460)

Long-term debt and capital lease obligations	$564,339	$62,868

In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015 for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. As of April 4, 2015, the interest rate was 1.26% for the current interest period based on the three-month floating LIBOR rate. The debt issuance costs in the table above relate to the issuance of these Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Notes are available for general corporate purposes.

As of April 4, 2015, we were in compliance with all debt covenants.

(10) Hedging Activities

The following table represents the fair value of our net investment hedge included within the condensed consolidated balance sheets:

		Fair Value
(in thousands) Derivatives Designated	Balance Sheet Classification	April 4, 2015	January 3, 2015

Total net investment hedge	Short-term liabilities	$13,853	$14,233

The following table represents the related unrealized gain or loss, net of related income tax effects, on the net investment hedge recognized in comprehensive income:

(In thousands)		Net Unrealized Gain (Loss) For the Three Months Ended
Derivatives Designated	Balance Sheet Classification	2015	2014

Net investment hedge	Short-term liabilities	$220	$(91)
Net investment hedge	Long-term liabilities	—	(91)

Total net investment hedge		$220	$(182)

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

RLIS, Inc., a non-practicing entity, filed a complaint in the Southern District of Texas against the Company alleging that certain of the Company’s electronic medical record solutions infringe two patents owned by the plaintiff.  At trial, Plaintiff requested damages between $35 million and $38 million. Plaintiff also sought attorneys’ fees, costs, and an ongoing royalty. A jury trial was conducted from January 5, 2015, to January 16, 2015. The jury rendered a verdict that all remaining patent claims asserted against the Company were invalid and not infringed by the Company. The Company continues to dispute the Plaintiff’s claims and will vigorously defend itself if the Plaintiff appeals. In the opinion of our management, if the Plaintiff were to appeal, there is a reasonable possibility that we could incur losses with respect to this matter but we are unable to estimate a range of any such possible losses at this time, and we do not believe a loss is probable. Our management will continue to evaluate the potential exposure related to this matter in future periods.

(12) Segment Reporting

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. “Other” includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

In connection with our acquisition of the Cerner Health Services business, we commenced an evaluation of our methodology for allocating operating expenses to our reportable segments. Effective for our first quarter of 2015, certain expenses historically reported in “Other” have been allocated to the geographic segments. This new allocation reflects the manner in which the business is now managed, subsequent to the acquisition. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented.

The following table presents a summary of our operating segments and other expense for the three months ended April 4, 2015 and March 29, 2014:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$870,507	$125,582	$—	$996,089

Cost of revenues	142,717	25,943	—	168,660
Operating expenses	361,086	50,571	248,860	660,517
Total costs and expenses	503,803	76,514	248,860	829,177

Operating earnings (loss)	$366,704	$49,068	$(248,860)	$166,912

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$697,704	$87,057	$—	$784,761

Cost of revenues	115,345	13,754	—	129,099
Operating expenses	273,990	45,069	158,600	477,659
Total costs and expenses	389,335	58,823	158,600	606,758

Operating earnings (loss)	$308,369	$28,234	$(158,600)	$178,003

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

Our 2015 and 2014 first quarters ended on April 4, 2015 and March 29, 2014, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," “will,” "intends," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," “plan,” or “estimate” or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; material adverse resolution of legal proceedings; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our dependence on third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof, such as difficulties and operational and financial risks associated with integrating Cerner and the Siemens Health Services business acquired from Siemens AG (the "Acquisition"); risks related to disruption of management time from ongoing business operations due to the integration of the business acquired in the Acquisition; failure to realize the synergies and other benefits expected from the Acquisition; risk that the assets and business acquired in the Acquisition may not continue to be commercially successful; the effect of the Acquisition on the ability of Cerner to retain customers and retain and hire key personnel and maintain relationships with key suppliers; litigation, claims or post-closing disputes relating to the Acquisition or the acquired assets and business; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; incurring significant additional expenses relating to the integration of the Siemens Health Services business into Cerner; compliance with restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real or near-real time, helping them improve quality, safety and efficiency in the delivery of health care.

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

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services , as further described in Note (2) of the notes to condensed consolidated financial statements. The acquired business (now referred to as "Cerner Health Services") offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Cerner Health Services also offers a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities.

The addition of this business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three months ended April 4, 2015, in relation to the comparative periods presented herein.

Results Overview
The Company delivered strong levels of bookings, revenues, and operating cash flow in the first quarter of 2015.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.2 billion in the first quarter of 2015, which is an increase of 32% compared to $910 million in the first quarter of 2014.

Revenues for the first quarter of 2015 increased 27% to $996 million compared to $785 million in the first quarter of 2014. First quarter 2015 revenues include $176 million attributable to the acquired Cerner Health Services business. The remaining year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients’ needs to keep up with regulatory requirements, increased contributions from Cerner ITWorks and Cerner revenue cycle solutions and services, and attaining new clients.

First quarter 2015 net earnings decreased 7% to $111 million compared to $120 million in the first quarter of 2014. Diluted earnings per share decreased 6% to $0.32 compared to $0.34 in the first quarter of 2014. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. The overall decrease in net earnings and diluted earnings per share was primarily a result of elevated operating expenses associated with the acquisition and integration of the Cerner Health Services business, as discussed further below.

First quarter 2015 and 2014 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the first quarter 2015 net earnings and diluted earnings per share by $11 million and $0.03, respectively, and the first quarter 2014 net earnings and diluted earnings per share by $10 million and $0.03, respectively.

First quarter 2015 net earnings and diluted earnings per share also reflect the impact of amortization of acquired intangibles and acquisition costs and related adjustments (includes acquisition and employee separation costs) associated with our acquisition and integration of the Cerner Health Services business. Amortization of acquired intangibles reduced net earnings and diluted earnings per share by $10 million and $0.03, respectively. Acquisition costs and related adjustments reduced net earnings and diluted earnings per share by $17 million and $0.05, respectively.

We had cash collections of receivables of $981 million in the first quarter of 2015 compared to $868 million in the first quarter of 2014. Days sales outstanding was 79 days for the first quarter of 2015 compared to 66 days for both the first and fourth quarters of 2014. Operating cash flows for the first quarter of 2015 were $214 million compared to $156 million in the first quarter of 2014.

Results of Operations
Three Months Ended April 4, 2015 Compared to Three Months Ended March 29, 2014
The following table presents a summary of the operating information for the first quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$259,569	26%	$206,687	26%	26%
Support and maintenance	228,765	23%	174,930	22%	31%
Services	489,605	49%	382,499	49%	28%
Reimbursed travel	18,150	2%	20,645	3%	(12)%

Total revenues	996,089	100%	784,761	100%	27%

Costs of revenue
Costs of revenue	168,660	17%	129,099	16%	31%

Total margin	827,429	83%	655,662	84%	26%

Operating expenses
Sales and client service	420,182	42%	330,901	42%	27%
Software development	127,271	13%	91,545	12%	39%
General and administrative	113,064	11%	55,213	7%	105%

Total operating expenses	660,517	66%	477,659	61%	38%

Total costs and expenses	829,177	83%	606,758	77%	37%

Operating earnings	166,912	17%	178,003	23%	(6)%

Other income, net	208		2,990
Income taxes	(56,186)		(61,467)

Net earnings	$110,934		$119,526		(7)%
Revenues & Backlog
Revenues increased 27% to $996 million in the first quarter of 2015, as compared to $785 million in the first quarter of 2014.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 26% to $260 million in the first quarter of 2015 from $207 million for the same period in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 31% to $229 million in the first quarter of 2015 compared to $175 million during the same period in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 28% to $490 million in the first quarter of 2015 from $382 million for the same period in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 41% to $13.0 billion in the first quarter of 2015 compared to $9.2 billion for the same period in 2014. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms, coupled with contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the first quarter of 2015, compared to 16% in the same period of 2014. The higher cost of revenues as a percent of revenue was driven by a higher mix of technology resale, which carries a higher cost of revenue, combined with a higher amount of third party resources being utilized for support and services. Cerner Health Services uses a higher mix of third party resources, in particular for global operations.
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
Operating Expenses
Total operating expenses increased 38% to $661 million in the first quarter of 2015, compared with $478 million in the first quarter of 2014.

•
Sales and client service expenses as a percent of total revenues were 42% in each of the first quarters of 2015 and 2014. These expenses increased 27% to $420 million in the first quarter of 2015, from $331 million in the same period of 2014. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase was driven by services growth and the addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 13% in the first quarter of 2015, compared to 12% in the same period of 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. The first quarter of 2015 also includes expenditures related to Cerner Health Services solutions. A summary of our total software development expense in the first quarters of 2015 and 2014 is as follows:

	Three Months Ended
(In thousands)	2015	2014

Software development costs	$161,249	$110,988
Capitalized software costs	(62,524)	(43,984)
Capitalized costs related to share-based payments	(543)	(560)
Amortization of capitalized software costs	29,089	25,101

Total software development expense	$127,271	$91,545

•
General and administrative expenses as a percent of total revenues were 11% in the first quarter of 2015, compared to 7% in the same period of 2014. These expenses increased 105% to $113 million in the first quarter of 2015, from $55 million for the same period in 2014. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation, amortization of intangible assets, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses as a percent of total revenues was primarily driven by expenses associated with the acquisition and integration of the Cerner Health Services business. Specifically, the first quarter of 2015 includes amortization of acquired intangibles and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $15 million and $25 million, respectively. We expect acquisition costs and related adjustments to decline in future periods, however amortization of acquired intangibles is expected to continue. Refer to Note (2) of the notes to condensed consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Our effective tax rate was 33.6% for the first quarter of 2015 and 34.0% for the first quarter of 2014. This slight decrease in the effective tax rate in 2015 results from the favorability of net discrete items recorded in the first quarter of 2015 as compared to the first quarter of 2014.

•
Other income was $3 million in the first quarter of 2014 and less than $1 million in the first quarter of 2015. The decline is primarily due to increased interest expense as a result of the issuance of Notes in January 2015.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Israel, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (12) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of operating segment information for the first quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$870,507	100%	$697,704	100%	25%

Costs of revenue	142,717	16%	115,345	17%	24%
Operating expenses	361,086	41%	273,990	39%	32%
Total costs and expenses	503,803	58%	389,335	56%	29%

Domestic operating earnings	366,704	42%	308,369	44%	19%

Global Segment
Revenues	125,582	100%	87,057	100%	44%

Costs of revenue	25,943	21%	13,754	16%	89%
Operating expenses	50,571	40%	45,069	52%	12%
Total costs and expenses	76,514	61%	58,823	68%	30%

Global operating earnings	49,068	39%	28,234	32%	74%

Other, net	(248,860)		(158,600)		57%

Consolidated operating earnings	$166,912		$178,003		(6)%
Domestic Segment

•
Revenues increased 25% to $871 million in the first quarter of 2015 from $698 million in the same period of 2014. The increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 16% of revenues in the first quarter of 2015, compared to 17% of revenues in the same period of 2014. This relationship was consistent across the periods, with a difference of only 30 basis points.

•
Operating expenses were 41% of revenues in the first quarter of 2015, compared to 39% in the same period of 2014. The increase as a percent of revenues was primarily driven by addition of the Cerner Health Services business.

Global Segment

•
Revenues increased 44% to $126 million in the first quarter of 2015 from $87 million in the same period of 2014. The increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 21% of revenues in the first quarter of 2015, compared to 16% of revenues in the same period of 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services. Cerner Health Services uses a higher mix of third party resources in its operations.

•
Operating expenses were 40% of revenues in the first quarter of 2015, compared to 52% of revenues in the same period of 2014. The lower operating expenses as a percent of revenue in 2015 was primarily driven by a higher amount of third party resources utilized for support and services, discussed above.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 57% to $249 million in the first quarter of 2015 from $159 million in the same period of 2014. The increase is primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, the first quarter of 2015 includes amortization of acquired intangibles and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $15 million and $25 million, respectively.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash and cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At April 4, 2015, we had cash and cash equivalents of $390 million and short-term investments of $294 million, as compared to cash and cash equivalents of $635 million and short-term investments of $786 million at January 3, 2015. We utilized a large amount of cash and investments to fund our acquisition of the Cerner Health Services business in February 2015.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 23% of our aggregate cash, cash equivalents and short-term investments at April 4, 2015. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of April 4, 2015, we had no outstanding borrowings under this agreement; however, we had $18 million of outstanding letters of credit, which reduced our available borrowing capacity to $82 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2015.
The following table summarizes our cash flows in the first three months of 2015 and 2014:

	Three Months Ended
(In thousands)	2015	2014

Cash flows from operating activities	$214,247	$155,787
Cash flows from investing activities	(1,005,812)	(137,585)
Cash flows from financing activities	553,184	(1,717)
Effect of exchange rate changes on cash	(6,487)	1,066
Total change in cash and cash equivalents	(244,868)	17,551

Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$390,335	$219,928

Free cash flow (non-GAAP)	$68,916	$41,582

Cash from Operating Activities

	Three Months Ended
(In thousands)	2015	2014

Cash collections from clients	$981,202	$867,657
Cash paid to employees and suppliers and other	(762,506)	(628,484)
Cash paid for interest	(983)	(1,024)
Cash paid for taxes, net of refunds	(3,466)	(82,362)

Total cash from operations	$214,247	$155,787
Cash flow from operations increased $58 million in the first three months of 2015 when compared to the same period of 2014 due to an increase in cash impacting earnings, along with a reduction in cash used to fund working capital requirements. Disclosure of the operating cash flow contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. During the first three months of 2015 and 2014, we received total client cash collections of $981 million and $868 million, respectively. Days sales outstanding was 79 days in the first quarter of 2015, compared to 66 days for both the first and fourth quarters of 2014. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.
In the first quarter of 2015, the Company adopted a voluntary separation plan ("VSP") for eligible associates, as further described in Note (1) of the notes to condensed consolidated financial statements. We expect cash outflows associated with the VSP to primarily occur in the second quarter of 2015.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2015	2014

Capital purchases	$(82,264)	$(69,661)
Capitalized software development costs	(63,067)	(44,544)
Purchases of investments, net of sales and maturities	514,829	(20,079)
Purchases of other intangibles	(3,296)	(3,301)
Acquisition of businesses	(1,372,014)	—

Total cash flows from investing activities	$(1,005,812)	$(137,585)
Cash flows from investing activities consists primarily of capital spending, short-term investment, and acquisition activities.

Our capital spending in 2015 is driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2015 is expected to remain higher than 2014 comparable periods, as we continue our current capital and software development initiatives, fund equipment purchases and software development initiatives associated with our Cerner Health Services business, and fund construction on our Trails Campus (office space development located in Kansas City, Missouri).
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The increase in net cash from investments in the first quarter of 2015, compared to the same period in 2014 is due to the use of proceeds from investment maturities to partially fund our acquisition of the Cerner Health Services business in February 2015. We expect subsequent periods in 2015 to reflect net purchases of investments, as we expect strong levels of cash flow.

On February 2, 2015 we acquired the Cerner Health Services business, as discussed above. Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon price plus working capital adjustments. We used a combination of cash on hand and proceeds from the maturities of investments to fund the acquisition. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding the acquisition.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2015	2014

Long-term debt issuance	$500,000	$—
Repayment of long-term debt and capital lease obligations	—	(66)
Cash from option exercises (including excess tax benefits)	53,976	22,481
Treasury stock purchases	—	(75,026)
Cash grants	—	48,000
Other, net	(792)	2,894

Total cash flows from financing activities	$553,184	$(1,717)
In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding the Senior Notes. We do not expect to issue additional long-term debt for the remainder of 2015.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2015 based on the number of exercisable options as of April 4, 2015 and our current stock price.
During the three months ended March 29, 2014, we repurchased 1.3 million shares of our common stock for total consideration of $75 million. As of April 4, 2015, $100 million remains available under the repurchase program authorized by our Board of Directors. We may continue to repurchase shares under this program in 2015, which will be dependent on a number of factors, including the price of our common stock.

In January 2014 we received $48 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus (owned office space in Kansas City, Kansas, which houses associates who manage and support our clients' IT systems).

Free Cash Flow

		Three Months Ended
(In thousands)		2015	2014

Cash flows from operating activities (GAAP)		$214,247	$155,787
Capital purchases		(82,264)	(69,661)
Capitalized software development costs		(63,067)	(44,544)

Free cash flow (non-GAAP)	$27,334	$68,916	$41,582

Free cash flow increased $27 million in the first three months of 2015 compared to the same period in 2014. This increase is primarily due to increased cash from operations, partially offset by capital spending to support our growth initiatives and facilities requirements, and increased capitalized spending to support our ongoing software development initiatives. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to condensed consolidated financial statements. We have begun to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended April 4, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2015.

(In thousands, except share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
January 4, 2015 - January 31, 2015	1,091	$66.73	—	$100,000
February 1, 2015 - February 28, 2015	1,528	72.17	—	100,000
March 1, 2015 - April 4, 2015	1,391	71.57	—	100,000

Total	4,010	$70.48	—

(a)
All of the shares of common stock presented in the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
In May 2014, we announced that our Board of Directors approved an amendment to our existing stock repurchase program that was originally announced in December 2013, pursuant to which the maximum aggregate purchase price for all shares of our Common Stock authorized for repurchase under the program was increased by $100 million to $317 million, excluding transaction costs. As of April 4, 2015, $100 million remained available for repurchase under the program. The program does not have an expiration date and may be amended, suspended or discontinued at any time. Our Board of Directors will periodically evaluate the program and there can be no assurances as to the number of shares of our Common Stock the Company will repurchase.

Item 6. Exhibits

(a)	Exhibits

2.1	Master Sale and Purchase Agreement dated August 5, 2014 filed as Exhibit 2.1 to Form 10-Q filed on October 24, 2014 is incorporated herein by reference as Exhibit 2.1.

2.2	Amendment Agreement to the Master Sale and Purchase Agreement dated February 1, 2015 filed as Exhibit 10.1 to Form 8-K filed on February 2, 2015 is incorporated herein by reference as Exhibit 2.2.

10.1	2015 Executive Performance Agreement Pursuant to the Cerner Corporation Performance-Based Compensation Plan

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: May 8, 2015	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)