Form 10-Q
period 2015-07-04
CERNER CORP /MO/
filed 2015-08-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2015
Common Stock, $0.01 par value per share	345,074,144 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 4, 2015 (unaudited) and January 3, 2015

(In thousands, except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$293,979	$635,203
Short-term investments	264,074	785,663
Receivables, net	1,003,143	672,778
Inventory	28,633	23,789
Prepaid expenses and other	272,368	209,278
Deferred income taxes, net	21,510	22,075
Total current assets	1,883,707	2,348,786

Property and equipment, net	1,155,153	924,260
Software development costs, net	491,838	420,199
Goodwill	766,046	320,538
Intangible assets, net	720,583	126,636
Long-term investments	298,501	231,147
Other assets	169,005	158,999

Total assets	$5,484,833	$4,530,565

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$208,734	$160,285
Current installments of long-term debt and capital lease obligations	55,448	67,460
Deferred revenue	274,223	209,655
Accrued payroll and tax withholdings	179,508	140,230
Other accrued expenses	59,938	56,685
Total current liabilities	777,851	634,315

Long-term debt and capital lease obligations	567,312	62,868
Deferred income taxes and other liabilities	250,825	256,601
Deferred revenue	24,852	10,813
Total liabilities	1,620,840	964,597

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 349,496,088 shares issued at July 4, 2015 and 346,985,811 shares issued at January 3, 2015	3,495	3,470
Additional paid-in capital	1,018,194	933,446
Retained earnings	3,144,453	2,918,481
Treasury stock, 4,652,515 shares at July 4, 2015 and January 3, 2015	(245,333)	(245,333)
Accumulated other comprehensive loss, net	(56,816)	(44,096)
Total shareholders’ equity	3,863,993	3,565,968

Total liabilities and shareholders’ equity	$5,484,833	$4,530,565

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended July 4, 2015 and June 28, 2014
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2015	2014	2015	2014

Revenues:
System sales	$315,109	$234,563	$574,678	$441,250
Support, maintenance and services	792,827	588,167	1,511,197	1,145,596
Reimbursed travel	18,061	29,032	36,211	49,677

Total revenues	1,125,997	851,762	2,122,086	1,636,523
Costs and expenses:
Cost of system sales	112,502	81,306	204,001	146,419
Cost of support, maintenance and services	61,759	52,031	120,770	95,372
Cost of reimbursed travel	18,061	29,032	36,211	49,677
Sales and client service	463,435	343,234	883,617	674,135
Software development (Includes amortization of $29,618 and $58,707 for the three and six months ended July 4, 2015; and $24,937 and $50,038 for the three and six months ended June 28, 2014)	138,451	97,326	265,722	188,871
General and administrative	135,545	53,971	230,356	105,957
Amortization of acquisition-related intangibles	24,508	3,229	42,761	6,456

Total costs and expenses	954,261	660,129	1,783,438	1,266,887

Operating earnings	171,736	191,633	338,648	369,636

Other income (expense), net	(1,079)	2,737	(871)	5,727

Earnings before income taxes	170,657	194,370	337,777	375,363
Income taxes	(55,619)	(65,337)	(111,805)	(126,804)

Net earnings	$115,038	$129,033	$225,972	$248,559

Basic earnings per share	$0.33	$0.38	$0.66	$0.73
Diluted earnings per share	$0.33	$0.37	$0.64	$0.71
Basic weighted average shares outstanding	344,431	341,788	343,880	342,787
Diluted weighted average shares outstanding	352,450	349,794	352,162	351,049
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended July 4, 2015 and June 28, 2014
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2015	2014	2015	2014

Net earnings	$115,038	$129,033	$225,972	$248,559
Foreign currency translation adjustment and other (net of taxes (benefit) of $(863) and $(2,229) for the three and six months ended July 4, 2015; and $(48) and $319 for the three and six months ended June 28, 2014)	5,616	5,042	(12,894)	8,069
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(132) and $113 for the three and six months ended July 4, 2015; and $(55) and $7 for the three and six months ended June 28, 2014)	(212)	(85)	174	12

Comprehensive income	$120,442	$133,990	$213,252	$256,640

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended July 4, 2015 and June 28, 2014
(unaudited)

	Six Months Ended
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$225,972	$248,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	213,513	141,806
Share-based compensation expense	34,451	28,269
Provision for deferred income taxes	2,866	2,687
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(130,242)	(15,218)
Inventory	423	579
Prepaid expenses and other	(37,951)	11,717
Accounts payable	(4,069)	(518)
Accrued income taxes	(4,667)	(4,864)
Deferred revenue	1,139	17,801
Other accrued liabilities	21,476	(26,760)

Net cash provided by operating activities	322,911	404,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(167,134)	(131,997)
Capitalized software development costs	(132,864)	(86,666)
Purchases of investments	(317,890)	(500,903)
Sales and maturities of investments	766,017	572,293
Purchase of other intangibles	(6,895)	(7,190)
Acquisition of businesses	(1,372,014)	(7,476)

Net cash used in investing activities	(1,230,780)	(161,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	—
Repayment of long-term debt and capital lease obligations	—	(69)
Proceeds from excess tax benefits from share-based compensation	52,075	20,642
Proceeds from exercise of options	32,832	14,175
Treasury stock purchases	—	(217,082)
Contingent consideration payments for acquisition of businesses	(11,012)	—
Cash grants	—	48,000
Other	(791)	2,894

Net cash provided by (used in) financing activities	573,104	(131,440)

Effect of exchange rate changes on cash and cash equivalents	(6,459)	2,204

Net increase (decrease) in cash and cash equivalents	(341,224)	112,883
Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$293,979	$315,260

Summary of acquisition transactions:
Fair value of tangible assets acquired	$451,881	$184
Fair value of intangible assets acquired	637,980	3,800
Fair value of goodwill	449,023	16,785
Less: Fair value of liabilities assumed	(166,870)	(1,693)
Less: Fair value of contingent liability payable	—	(11,600)

Net cash used	$1,372,014	$7,476
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

Fiscal Period End

Our 2015 and 2014 second quarters ended on July 4, 2015 and June 28, 2014, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Factors Impacting Comparability of Interim Financial Statements

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three and six months ended July 4, 2015, in relation to the comparative periods presented herein.

Amortization of Acquisition-related Intangibles

Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. Historically, such amounts were included in general and administrative expense in our condensed consolidated statements of operations. Effective for our second quarter of 2015, amortization of acquisition-related intangibles is presented on a separate line within our condensed consolidated statements of operations. While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

Acquisition Transactions within our Condensed Consolidated Statements of Cash Flows

Historically, the fair value of tangible assets acquired and liabilities assumed in business acquisitions were presented on a net basis within our condensed consolidated statements of cash flows. Effective for our first quarter of 2015, the fair value of tangible assets acquired and the fair value of liabilities assumed are presented separately. While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

Voluntary Separation Plan

In the first quarter of 2015, the Company adopted a voluntary separation plan ("VSP") for eligible associates. Generally, the VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the VSP receive financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits.

We account for voluntary separation benefits in accordance with the provisions of Accounting Standards Codification (ASC) Topic 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable. The irrevocable acceptance period for most associates electing to participate in the VSP ended in May 2015. In the second quarter of 2015, we recorded a pre-tax charge for the VSP of $42 million, which is included in general and administrative expense in our condensed consolidated statements of operations. We expect to record additional pre-tax charges for the VSP during the remainder of 2015 of approximately $4 million, in the aggregate.

Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company in the first quarter of 2018. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, we have not selected a transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance when evaluating whether to consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for the Company in the first quarter of 2016, with early adoption permitted. We are currently evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

(2) Business Acquisitions

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG, a stock corporation established under the laws of Germany, and its affiliates. Siemens Health Services offered a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions were offered on the Soarian®, Invision®, and i.s.h.med® platforms, among others. Siemens Health Services also offered a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for the acquisition and comprise the resulting goodwill recorded.

Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon purchase price plus working capital adjustments. The purchase price is subject to certain post-closing adjustments for working capital and pension obligations, as specified in the Master Sale and Purchase Agreement dated August 5, 2014, as amended.

During the six months ended July 4, 2015, we incurred $20 million of pre-tax acquisition costs in connection with the acquisition of Siemens Health Services, which are included in general and administrative expenses in our condensed consolidated statements of operations.

The acquisition of Siemens Health Services is being treated as a purchase in accordance with ASC Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. Our allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, working capital and pension obligation adjustments are agreed upon and finalized, and additional information becomes available.

The preliminary allocation of purchase price is as follows:

(in thousands)	Allocation Amount	Estimated Weighted Average Useful Life
Receivables, net of allowances of $33,674	$236,491
Other current assets	56,859
Property and equipment	158,298	20 years
Goodwill	449,023
Intangible assets:
Customer relationships	396,000	10 years
Existing technologies	201,990	5 years
Trade names	39,990	8 years
Total intangible assets	637,980
Other non-current assets	233
Accounts payable	(42,076)
Deferred revenue (current)	(90,148)
Other current liabilities	(19,716)
Deferred revenue (non-current)	(14,930)

Total purchase price	$1,372,014

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives, with such amortization included in amortization of acquisition-related intangibles in our condensed consolidated statements of operations.

The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 inputs included, among others, discount rates that we estimated would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, client attrition rates, royalty rates, and market comparables.

Property and equipment was valued primarily using the sales comparison method, a form of the market approach, in which the value is derived by evaluating the market prices of assets with comparable features such as size, location, condition and age. Our analysis included multiple property categories, including land, buildings, and personal property and included assumptions for market prices of comparable assets, and physical and economic obsolescence, among others.

Customer relationship intangible assets were valued using the excess earnings method, a form of the income approach, in which the value is derived by estimation of the after-tax cash flows specifically attributable to the customer relationships. Our analysis consisted of two customer categories, order backlog and existing customer relationships and included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax amortization benefit, among others.

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

The goodwill of $449 million was allocated among our Domestic and Global operating segments, as shown below, and is expected to be deductible for tax purposes.

The changes in the carrying amounts of goodwill for the six months ended July 4, 2015 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$311,170	$9,368	$320,538
Goodwill recorded in connection with the Siemens Health Services acquisition	386,663	62,360	449,023
Foreign currency translation adjustments and other	—	(3,515)	(3,515)
Ending balance at July 4, 2015	$697,833	$68,213	$766,046

Our condensed consolidated statements of operations for the three and six months ended July 4, 2015 include revenues of approximately $260 million and $435 million, respectively, attributable to the acquired business (now referred to as "Cerner Health Services") since the February 2, 2015 acquisition date. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and six months ended July 4, 2015 and June 28, 2014, as if the acquisition had been completed on the first day of our 2014 fiscal year.

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2015	2014	2015	2014

Pro forma revenues	$1,125,997	$1,144,861	$2,215,766	$2,210,662
Pro forma net earnings	117,047	115,043	231,379	213,132
Pro forma diluted earnings per share	0.33	0.33	0.66	0.61

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented, nor are they indicative of our consolidated results of operations in future periods. The pro forma results for the three months ended July 4, 2015 include a pre-tax adjustment to eliminate $3 million of acquisition costs. The pro forma results for the six months ended July 4, 2015 include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and the elimination of acquisition costs of $7 million, $6 million and $20 million, respectively. Pro forma results for the three months ended June 28, 2014 include pre-tax adjustments for amortization of intangible assets and fair value adjustments for deferred revenue of $22 million and $7 million, respectively. The pro forma results for the six months ended June 28, 2014 include pre-tax adjustments for amortization of intangible assets and fair value adjustments for deferred revenue of $43 million and $25 million, respectively.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at July 4, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$67,104	$—	$—
Time deposits	Cash equivalents	—	9,412	—
Government and corporate bonds	Cash equivalents	—	2,100	—
Time deposits	Short-term investments	—	51,230	—
Commercial paper	Short-term investments	—	4,600	—
Government and corporate bonds	Short-term investments	—	208,244	—
Government and corporate bonds	Long-term investments	—	282,450	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 3, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$189,137	$—	$—
Time deposits	Cash equivalents	—	9,989	—
Commercial paper	Cash equivalents	—	115,638	—
Time deposits	Short-term investments	—	52,829	—
Commercial paper	Short-term investments	—	435,544	—
Government and corporate bonds	Short-term investments	—	297,290	—
Government and corporate bonds	Long-term investments	—	218,965	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at July 4, 2015 and January 3, 2015 was approximately $525 million and $15 million, respectively. The carrying amount of such debt at July 4, 2015 and January 3, 2015 was $514 million and $14 million, respectively.

(4) Available-for-sale Investments

Available-for-sale investments at July 4, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$67,104	$—	$—	$67,104
Time deposits	9,412	—	—	9,412
Government and corporate bonds	2,100	—	—	2,100
Total cash equivalents	78,616	—	—	78,616

Short-term investments:
Time deposits	51,230	—	—	51,230
Commercial paper	4,600	—	—	4,600
Government and corporate bonds	208,202	75	(33)	208,244
Total short-term investments	264,032	75	(33)	264,074

Long-term investments:
Government and corporate bonds	282,713	79	(342)	282,450

Total available-for-sale investments	$625,361	$154	$(375)	$625,140

Available-for-sale investments at January 3, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$189,137	$—	$—	$189,137
Time deposits	9,989	—	—	9,989
Commercial paper	115,638	—	—	115,638
Total cash equivalents	314,764	—	—	314,764

Short-term investments:
Time deposits	52,830	—	(1)	52,829
Commercial paper	435,555	1	(12)	435,544
Government and corporate bonds	297,311	69	(90)	297,290
Total short-term investments	785,696	70	(103)	785,663

Long-term investments:
Government and corporate bonds	219,439	26	(500)	218,965

Total available-for-sale investments	$1,319,899	$96	$(603)	$1,319,392

We sold available-for-sale investments for proceeds of $57 million and $156 million during the six months ended July 4, 2015 and June 28, 2014, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	July 4, 2015	January 3, 2015

Gross accounts receivable	$1,009,179	$641,160
Less: Allowance for doubtful accounts	50,808	25,531

Accounts receivable, net of allowance	958,371	615,629

Current portion of lease receivables	44,772	57,149

Total receivables, net	$1,003,143	$672,778

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS.  This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract.  Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 4, 2015, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at July 4, 2015 and January 3, 2015. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first six months of 2015 and 2014, we received total client cash collections of $2.1 billion and $1.7 billion, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 33.1% and 33.8% for the first six months of 2015 and 2014, respectively. The decrease in the 2015 effective tax rate results principally from the favorability of net discrete items recorded in 2015 as compared to 2014.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$115,038	344,431	$0.33	$129,033	341,788	$0.38
Effect of dilutive securities:
Stock options and non-vested shares	—	8,019		—	8,006
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$115,038	352,450	$0.33	$129,033	349,794	$0.37

For the three months ended July 4, 2015 and June 28, 2014, options to purchase 2.8 million and 5.9 million shares of common stock at per share prices ranging from $54.09 to $73.40 and $38.66 to $60.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$225,972	343,880	$0.66	$248,559	342,787	$0.73
Effect of dilutive securities:
Stock options and non-vested shares	—	8,282		—	8,262
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$225,972	352,162	$0.64	$248,559	351,049	$0.71

For the six months ended July 4, 2015 and June 28, 2014, options to purchase 1.9 million and 4.8 million shares of common stock at per share prices ranging from $53.17 to $73.40 and $38.66 to $60.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation

Stock Options

Options activity for the six months ended July 4, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,629	$27.00
Granted	3,154	68.22
Exercised	(2,900)	14.20
Forfeited and expired	(228)	47.51
Outstanding as of July 4, 2015	24,655	33.59	$862,290	6.30

Exercisable as of July 4, 2015	14,213	$19.32	$698,720	4.71

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended July 4, 2015 were as follows:

Expected volatility (%)	27.4%
Expected term (yrs)	7
Risk-free rate (%)	1.8%
Fair value per option	$21.85
As of July 4, 2015, there was $170 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.58 years.
Non-vested Shares

Non-vested share activity for the six months ended July 4, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	506	$46.21
Granted	293	69.21
Vested	(172)	44.78
Forfeited	(55)	42.72

Outstanding as of July 4, 2015	572	$58.82
As of July 4, 2015, there was $23 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.89 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2015	2014	2015	2014

Stock option and non-vested share compensation expense	$19,290	$14,620	$34,451	$28,269
Associate stock purchase plan expense	1,365	1,094	2,753	2,377
Amounts capitalized in software development costs, net of amortization	(208)	(510)	(300)	(674)

Amounts charged against earnings, before income tax benefit	$20,447	$15,204	$36,904	$29,972

Amount of related income tax benefit recognized in earnings	$6,664	$5,336	$12,197	$10,520

(9) Long-Term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	July 4, 2015	January 3, 2015

Note agreement, 5.54%	$14,471	$14,233
Senior Notes	500,000	—
Capital lease obligations	109,055	116,095

Debt and capital lease obligations	623,526	130,328
Less: debt issuance costs	(766)	—

Debt and capital lease obligations, net	622,760	130,328
Less: current portion	(55,448)	(67,460)

Long-term debt and capital lease obligations	$567,312	$62,868

In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015, for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. As of July 4, 2015, the interest rate was 1.28% for the current interest period based on the three-month floating LIBOR rate. The debt issuance costs in the table above relate to the issuance of these Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Notes are available for general corporate purposes.

As of July 4, 2015, we were in compliance with all debt covenants.

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies.

The terms of our software license agreements with our clients generally provide for a limited indemnification of such clients against losses, expenses and liabilities arising from third party claims based on alleged infringement by our solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, we have not had to reimburse any of our clients for any judgments or settlements to third parties related to these indemnification provisions pertaining to intellectual property infringement claims. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

The following table presents a summary of our operating segments and other expense for the three and six months ended July 4, 2015 and June 28, 2014:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$994,746	$131,251	$—	$1,125,997

Cost of revenues	168,189	24,133	—	192,322
Operating expenses	393,305	59,827	308,807	761,939
Total costs and expenses	561,494	83,960	308,807	954,261

Operating earnings (loss)	$433,252	$47,291	$(308,807)	$171,736

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$766,763	$84,999	$—	$851,762

Cost of revenues	147,776	14,593	—	162,369
Operating expenses	283,609	47,849	166,302	497,760
Total costs and expenses	431,385	62,442	166,302	660,129

Operating earnings (loss)	$335,378	$22,557	$(166,302)	$191,633

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2015
Revenues	$1,865,253	$256,833	$—	$2,122,086

Cost of revenues	310,906	50,076	—	360,982
Operating expenses	754,391	110,398	557,667	1,422,456
Total costs and expenses	1,065,297	160,474	557,667	1,783,438

Operating earnings (loss)	$799,956	$96,359	$(557,667)	$338,648

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2014
Revenues	$1,464,467	$172,056	$—	$1,636,523

Cost of revenues	263,121	28,347	—	291,468
Operating expenses	557,599	92,918	324,902	975,419
Total costs and expenses	820,720	121,265	324,902	1,266,887

Operating earnings (loss)	$643,747	$50,791	$(324,902)	$369,636

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

The 2015 and 2014 second quarters ended on July 4, 2015 and June 28, 2014, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intends," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," "plan," or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; material adverse resolution of legal proceedings; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our dependence on third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof, such as difficulties and operational and financial risks associated with integrating Cerner and the Siemens Health Services business acquired from Siemens AG (the "Acquisition"); risks related to disruption of management time from ongoing business operations due to the integration of the business acquired in the Acquisition; failure to realize the synergies and other benefits expected from the Acquisition; risk that the assets and business acquired in the Acquisition may not continue to be commercially successful; the effect of the Acquisition on the ability of Cerner to retain customers and retain and hire key personnel and maintain relationships with key suppliers; litigation, claims or post-closing disputes relating to the Acquisition or the acquired assets and business; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; incurring significant additional expenses relating to the integration of the Siemens Health Services business into Cerner; compliance with restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real or near-real time, helping them improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 18,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions.

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

Siemens Health Services
On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, as further described in Note (2) of the notes to condensed consolidated financial statements. The acquired business (now referred to as "Cerner Health Services") offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Cerner Health Services also offers a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities.

The addition of this business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three and six months ended July 4, 2015, in relation to the comparative periods presented herein.

Results Overview
The Company delivered strong levels of bookings, revenues and earnings in the second quarter of 2015.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.3 billion in the second quarter of 2015, which is an increase of 20% compared to $1.1 billion in the second quarter of 2014.

Revenues for the second quarter of 2015 increased 32% to $1.1 billion compared to $852 million in the second quarter of 2014. Second quarter 2015 revenues include approximately $260 million attributable to the acquired Cerner Health Services business. The remaining year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements, contributions from Cerner ITWorks and revenue cycle solutions and services, and attaining new clients.

Second quarter 2015 net earnings decreased 11% to $115 million compared to $129 million in the second quarter of 2014. Diluted earnings per share decreased 11% to $0.33 compared to $0.37 in the second quarter of 2014. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. The overall decrease in net earnings and diluted earnings per share was primarily a result of elevated operating expenses associated with our voluntary separation plan, and the acquisition and integration of the Cerner Health Services business, as discussed further below.

Second quarter 2015 and 2014 net earnings and diluted earnings per share reflect the impact of share-based compensation expense. The effect of these expenses reduced the second quarter 2015 net earnings and diluted earnings per share by $14 million and $0.04, respectively, and the second quarter 2014 net earnings and diluted earnings per share by $10 million and $0.03, respectively.

Second quarter 2015 net earnings and diluted earnings per share also reflect the impact of amortization of acquisition-related intangibles and acquisition costs and related adjustments, both associated with our acquisition and integration of the Cerner Health Services business, as well as costs related to the voluntary separation plan, as further described in Note (1) of the notes to condensed consolidated financial statements. Amortization of acquisition-related intangibles related to the Cerner Health Services business reduced net earnings and diluted earnings per share by $14 million and $0.04, respectively. Acquisition costs and related adjustments related to the Cerner Health Services business reduced net earnings and diluted earnings per share by $6 million and $0.01, respectively. Costs related to the voluntary separation plan reduced net earnings and diluted earnings per share by $28 million and $0.08, respectively.

We had cash collections of receivables of $1.1 billion in the second quarter of 2015 compared to $844 million in the second quarter of 2014. Days sales outstanding was 81 days for the second quarter of 2015 compared to 79 days for the first quarter of 2015 and 66 days for the second quarter of 2014. Operating cash flows for the second quarter of 2015 were $109 million compared to $248 million in the second quarter of 2014.

Results of Operations
Three Months Ended July 4, 2015 Compared to Three Months Ended June 28, 2014
The following table presents a summary of the operating information for the second quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$315,109	28%	$234,563	28%	34%
Support and maintenance	254,663	23%	175,274	21%	45%
Services	538,164	48%	412,893	48%	30%
Reimbursed travel	18,061	2%	29,032	3%	(38)%

Total revenues	1,125,997	100%	851,762	100%	32%

Costs of revenue
Costs of revenue	192,322	17%	162,369	19%	18%

Total margin	933,675	83%	689,393	81%	35%

Operating expenses
Sales and client service	463,435	41%	343,234	40%	35%
Software development	138,451	12%	97,326	11%	42%
General and administrative	135,545	12%	53,971	6%	151%
Amortization of acquisition-related intangibles	24,508	2%	3,229	—%	659%

Total operating expenses	761,939	68%	497,760	58%	53%

Total costs and expenses	954,261	85%	660,129	78%	45%

Operating earnings	171,736	15%	191,633	22%	(10)%

Other income (expense), net	(1,079)		2,737
Income taxes	(55,619)		(65,337)

Net earnings	$115,038		$129,033		(11)%
Revenues & Backlog
Revenues increased 32% to $1.1 billion in the second quarter of 2015, as compared to $852 million in the second quarter of 2014.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 34% to $315 million in the second quarter of 2015 from $235 million for the same period in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 45% to $255 million in the second quarter of 2015 compared to $175 million during the same period in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 30% to $538 million in the second quarter of 2015 from $413 million for the same period in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 37% to $13.3 billion in the second quarter of 2015 compared to $9.7 billion for the same period in 2014. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and revenue cycle services bookings that typically have longer contract terms, coupled with contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the second quarter of 2015, compared to 19% in the same period of 2014. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue, combined with the prior period quarter including a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during that quarter.
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
Operating Expenses
Total operating expenses increased 53% to $762 million in the second quarter of 2015, compared with $498 million in the second quarter of 2014.

•
Sales and client service expenses as a percent of total revenues were 41% in the second quarter of 2015, compared to 40% in the same period of 2014. These expenses increased 35% to $463 million in the second quarter of 2015, from $343 million in the same period of 2014. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase was primarily driven by addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 12% in the second quarter of 2015, compared to 11% in the same period of 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium® and HealtheIntentSM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. The second quarter of 2015 also includes expenditures related to Cerner Health Services solutions. A summary of our total software development expense in the second quarters of 2015 and 2014 is as follows:

	Three Months Ended
(In thousands)	2015	2014

Software development costs	$178,630	$114,511
Capitalized software costs	(69,116)	(41,225)
Capitalized costs related to share-based payments	(681)	(897)
Amortization of capitalized software costs	29,618	24,937

Total software development expense	$138,451	$97,326

•
General and administrative expenses as a percent of total revenues were 12% in the second quarter of 2015, compared to 6% in the same period of 2014. These expenses increased 151% to $136 million in 2015, from $54 million for the same period in 2014. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses as a percent of total revenues was primarily driven by expenses related to our voluntary separation plan and expenses associated with the acquisition and integration of the Cerner Health Services business. Specifically, the second quarter of 2015 includes costs associated with the voluntary separation plan and acquisition costs and related adjustments of $42 million and $9 million, respectively. We expect costs related to our voluntary separation plan and acquisition costs and related adjustments to significantly decline in future periods. Refer to Note (1) of the notes to condensed consolidated financial statements for further detail regarding the voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 659% to $25 million in the second quarter of 2015, from $3 million for the same period in 2014. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles was driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to condensed consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income (expense) was $(1) million in the second quarter of 2015 and $3 million in the same period of 2014. This decline is primarily due to increased interest expense as a result of the issuance of Notes in January 2015, as further discussed in Note (9) of the notes to condensed consolidated financial statements.

•
Our effective tax rate was 32.6% for the second quarter of 2015 and 33.6% for the second quarter of 2014. The decrease in 2015 results principally from the favorability of net discrete items recorded in the second quarter of 2015 as compared to the second quarter of 2014.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Israel, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of the operating segment information for the second quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$994,746	100%	$766,763	100%	30%

Costs of revenue	168,189	17%	147,776	19%	14%
Operating expenses	393,305	40%	283,609	37%	39%
Total costs and expenses	561,494	56%	431,385	56%	30%

Domestic operating earnings	433,252	44%	335,378	44%	29%

Global Segment
Revenues	131,251	100%	84,999	100%	54%

Costs of revenue	24,133	18%	14,593	17%	65%
Operating expenses	59,827	46%	47,849	56%	25%
Total costs and expenses	83,960	64%	62,442	73%	34%

Global operating earnings	47,291	36%	22,557	27%	110%

Other, net	(308,807)		(166,302)		86%

Consolidated operating earnings	$171,736		$191,633		(10)%
Domestic Segment

•
Revenues increased 30% to $995 million in the second quarter of 2015 from $767 million in the same period of 2014. The increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 17% of revenues in the second quarter of 2015, compared to 19% of revenues in the same period of 2014. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue, combined with the prior period quarter including a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during that quarter.

•
Operating expenses were 40% of revenues in the second quarter of 2015, compared to 37% in the same period of 2014. The increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•	Revenues increased 54% to $131 million in the second quarter of 2015 from $85 million in the same period of 2014. This increase was driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 18% of revenues in the second quarter of 2015, compared to 17% of revenues in the same period of 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses were at 46% of revenues in the second quarter of 2015, compared to 56% of revenues in the same period of 2014. The lower operating expenses as a percent of revenue in 2015 includes $3 million of lower bad debt expense and a higher amount of third party resources utilized for support and services, as discussed above.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 86% to $309 million in the second quarter of 2015 from $166 million in the same period of 2014. This increase is primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, the second quarter of 2015 includes costs related to our voluntary separation plan, amortization of acquisition-related intangibles associated with our Cerner Health Services business, and acquisition costs and related adjustments of $42 million, $21 million and $9 million, respectively.

Six Months Ended July 4, 2015 Compared to Six Months Ended June 28, 2014
The following table presents a summary of the operating information for the first six months of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$574,678	27%	$441,250	27%	30%
Support and maintenance	483,428	23%	350,204	21%	38%
Services	1,027,769	48%	795,392	49%	29%
Reimbursed travel	36,211	2%	49,677	3%	(27)%

Total revenues	2,122,086	100%	1,636,523	100%	30%

Costs of revenue
Costs of revenue	360,982	17%	291,468	18%	24%

Total margin	1,761,104	83%	1,345,055	82%	31%

Operating expenses
Sales and client service	883,617	42%	674,135	41%	31%
Software development	265,722	13%	188,871	12%	41%
General and administrative	230,356	11%	105,957	6%	117%
Amortization of acquisition-related intangibles	42,761	2%	6,456	—%	562%

Total operating expenses	1,422,456	67%	975,419	60%	46%

Total costs and expenses	1,783,438	84%	1,266,887	77%	41%

Operating earnings	338,648	16%	369,636	23%	(8)%

Other income (expense), net	(871)		5,727
Income taxes	(111,805)		(126,804)

Net earnings	$225,972		$248,559		(9)%
Revenues
Revenues increased 30% to $2.1 billion in the first six months of 2015, as compared to $1.6 billion in the first six months of 2014.

•
System sales increased 30% to $575 million in the first six months of 2015 from $441 million for the same period in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 38% to $483 million in the first six months of 2015 compared to $350 million during the same period in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue increased 29% to $1.0 billion in the first six months of 2015 from $795 million for the same period in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the first six months of 2015, compared to 18% in the same period of 2014. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue, combined with 2014 including a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during that period.

Operating Expenses
Total operating expenses increased 46% to $1.4 billion in the first six months of 2015, compared with $975 million in the same period of 2014.

•
Sales and client service expenses as a percent of total revenues were 42% in the first six months of 2015, compared to 41% in the same period of 2014. These expenses increased 31% to $884 million in the first six months of 2015, from $674 million in the same period of 2014. The increase was primarily driven by the addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 13% in the first six months of 2015, compared to 12% in the same period of 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. The first six months of 2015 also includes expenditures related to Cerner Health Services solutions. A summary of our total software development expense in the first six months of 2015 and 2014 is as follows:

	Six Months Ended
(In thousands)	2015	2014

Software development costs	$339,879	$225,499
Capitalized software costs	(131,640)	(85,209)
Capitalized costs related to share-based payments	(1,224)	(1,457)
Amortization of capitalized software costs	58,707	50,038

Total software development expense	$265,722	$188,871

•
General and administrative expenses as a percent of total revenues were 11% in the first six months of 2015, compared to 6% in the same period of 2014. These expenses increased 117% to $230 million in 2015, from $106 million for the same period in 2014. The increase in general and administrative expenses as a percent of total revenues was primarily driven by expenses related to our voluntary separation plan and expenses associated with the acquisition and integration of the Cerner Health Services business. Specifically, the six months ended July 4, 2015 includes costs associated with the voluntary separation plan and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $42 million and $34 million, respectively. We expect costs related to our voluntary separation plan and acquisition costs and related adjustments to significantly decline in future periods. Refer to Note (1) of the notes to condensed consolidated financial statements for further detail regarding the voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 562% to $43 million in 2015, from $6 million for the same period in 2014. The increase in amortization of acquisition-related intangibles was primarily driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to condensed consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income (expense) decreased to $(1) million in the first six months of 2015 from $6 million in the same period of 2014. The decline is primarily due to increased interest expense as a result of the issuance of Notes in January 2015, as further discussed in Note (9) of the notes to condensed consolidated financial statements.

•
Our effective tax rate was 33.1% for the first six months of 2015 and 33.8% for the first six months of 2014. The decrease in 2015 results principally from the favorability of net discrete items recorded in 2015 as compared to 2014.

Operations by Segment

The following table presents a summary of the operating segment information for the first six months of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$1,865,253	100%	$1,464,467	100%	27%

Costs of revenue	310,906	17%	263,121	18%	18%
Operating expenses	754,391	40%	557,599	38%	35%
Total costs and expenses	1,065,297	57%	820,720	56%	30%

Domestic operating earnings	799,956	43%	643,747	44%	24%

Global Segment
Revenues	256,833	100%	172,056	100%	49%

Costs of revenue	50,076	19%	28,347	16%	77%
Operating expenses	110,398	43%	92,918	54%	19%
Total costs and expenses	160,474	62%	121,265	70%	32%

Global operating earnings	96,359	38%	50,791	30%	90%

Other, net	(557,667)		(324,902)		72%

Consolidated operating earnings	$338,648		$369,636		(8)%
Domestic Segment

•
Revenues increased 27% to $1.9 billion in the first six months of 2015 from $1.5 billion in the first six months of 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 17% of revenues in the first six months of 2015, compared to 18% of revenues in the same period of 2014. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue, combined with 2014 including a higher amount of third party resources being utilized for support and services related to a significant amount of systems going live during that period.

•
Operating expenses were 40% of revenues in the first six months of 2015, compared to 38% in the same period of 2014. The increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•
Revenues increased 49% to $257 million in the first six months of 2015 from $172 million in the same period of 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 19% of revenues in the first six months of 2015, compared to 16% of revenues in the same period of 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses were 43% of revenues in the first six months of 2015, compared to 54% of revenues in the same period of 2014. The lower operating expenses as a percent of revenue in 2015 includes $4 million of lower bad debt expense and a higher amount of third party resources utilized for support and services, as discussed above.

Other, net
These expenses increased 72% to $558 million in the first six months of 2015 from $325 million in the same period of 2014. This increase was primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, the first six months of 2015 includes costs related to our voluntary separation plan, amortization of acquisition-related intangibles associated with our Cerner Health Services business, and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $42 million, $36 million and $34 million, respectively.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash and cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At July 4, 2015, we had cash and cash equivalents of $294 million and short-term investments of $264 million, as compared to cash and cash equivalents of $635 million and short-term investments of $786 million at January 3, 2015. We utilized a large amount of cash and investments to fund our acquisition of the Cerner Health Services business in February 2015.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 24% of our aggregate cash, cash equivalents and short-term investments at July 4, 2015. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100 million multi-year revolving credit facility, which expires in February 2017. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of July 4, 2015, we had no outstanding borrowings under this agreement; however, we had $17 million of outstanding letters of credit, which reduced our available borrowing capacity to $83 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2015.
The following table summarizes our cash flows in the first six months of 2015 and 2014:

	Six Months Ended
(In thousands)	2015	2014

Cash flows from operating activities	$322,911	$404,058
Cash flows from investing activities	(1,230,780)	(161,939)
Cash flows from financing activities	573,104	(131,440)
Effect of exchange rate changes on cash	(6,459)	2,204
Total change in cash and cash equivalents	(341,224)	112,883

Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$293,979	$315,260

Free cash flow (non-GAAP)	$22,913	$185,395

Cash from Operating Activities

	Six Months Ended
(In thousands)	2015	2014

Cash collections from clients	$2,061,276	$1,711,507
Cash paid to employees and suppliers and other	(1,674,522)	(1,198,457)
Cash paid for interest	(2,478)	(2,908)
Cash paid for taxes, net of refunds	(61,365)	(106,084)

Total cash from operations	$322,911	$404,058
Cash flow from operations decreased $81 million in the first six months of 2015 when compared to the same period of 2014 due primarily to the increase in cash used to fund working capital requirements, along with payments in connection with our voluntary separation program, as further described in Note (1) of the notes to condensed consolidated financial statements. Disclosure of the operating cash flow contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. During the first six months of 2015 and 2014, we received total client cash collections of $2.1 billion and $1.7 billion, respectively. Days sales outstanding was 81 days in the second quarter of 2015, compared to 79 days in the first quarter of 2015 and 66 days in the second quarter of 2014. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	Six Months Ended
(In thousands)	2015	2014

Capital purchases	$(167,134)	$(131,997)
Capitalized software development costs	(132,864)	(86,666)
Sales and maturities of investments, net of purchases	448,127	71,390
Purchases of other intangibles	(6,895)	(7,190)
Acquisition of businesses	(1,372,014)	(7,476)

Total cash flows from investing activities	$(1,230,780)	$(161,939)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.

Our capital spending in 2015 is driven by capitalized equipment purchases primarily to support growth in our CernerWorksSM managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2015 is expected to remain higher than 2014 comparable periods, as we continue our current capital and software development initiatives, fund equipment purchases and software development initiatives associated with our Cerner Health Services business, and fund construction on our Trails Campus (office space development located in Kansas City, Missouri).

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The increase in net cash from investments in the first half of 2015, compared to the same period in 2014 is due to the use of proceeds from investment maturities to partially fund our acquisition of the Cerner Health Services business in February 2015. We expect subsequent periods in 2015 to reflect net purchases of investments, as we expect strong levels of cash flow.

On February 2, 2015, we acquired the Cerner Health Services business, as discussed above. Consideration for the acquisition was $1.37 billion of cash, consisting of the $1.3 billion agreed upon purchase price plus working capital adjustments. We used a combination of cash on hand and proceeds from the maturities of investments to fund the acquisition. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding the acquisition.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2015	2014

Long-term debt issuance	$500,000	$—
Repayment of long-term debt and capital lease obligations	—	(69)
Cash from option exercises (including excess tax benefits)	84,907	34,817
Treasury stock purchases	—	(217,082)
Cash grants	—	48,000
Contingent consideration payments for acquisition of businesses	(11,012)	—
Other, net	(791)	2,894

Total cash flows from financing activities	$573,104	$(131,440)
In January 2015, we issued $500 million in aggregate principal amount of Notes. Proceeds from the Notes are available for general corporate purposes. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding the Notes. We do not expect to issue additional long-term debt for the remainder of 2015.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2015 based on the number of exercisable options as of July 4, 2015 and our current stock price.

During the six months ended June 28, 2014, we purchased 4.1 million shares of our common stock for total consideration of $217 million. At July 4, 2015, $100 million remains available under the repurchase program authorized by our Board of Directors. We may continue to repurchase shares under this program in 2015, which will be dependent on a number of factors, including the price of our common stock.

In January 2014, we received $48 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus (owned office space in Kansas City, Kansas, which houses associates who manage and support our clients' IT systems).

During the six months ended July 4, 2015, we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness).

Free Cash Flow

	Three Months Ended		Six Months Ended
(In thousands)	2015	2014	2015	2014

Cash flows from operating activities (GAAP)	$108,664	$248,271	$322,911	$404,058
Capital purchases	(84,870)	(62,336)	(167,134)	(131,997)
Capitalized software development costs	(69,797)	(42,122)	(132,864)	(86,666)

Free cash flow (non-GAAP)	$(46,003)	$143,813	$22,913	$185,395

Free cash flow decreased $162 million in the first six months of 2015 compared to the same period in 2014. This decrease is due to a decrease in cash flows from operations combined with higher levels of both capital spending to support our growth initiatives and facilities requirements and capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2015.

(In thousands, except share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 5, 2015 - May 2, 2015	154	$71.81	—	$100,000
May 3, 2015 - May 30, 2015	—	—	—	100,000
May 31, 2015 - July 4, 2015	52,983	67.81	—	100,000

Total	53,137	$67.82	—

(a)
All of the shares of common stock in the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
In May 2014, we announced that our Board of Directors approved an amendment to our existing stock repurchase program that was originally announced in December 2013, pursuant to which the maximum aggregate purchase price for all shares of our Common Stock authorized for repurchase under the program was increased by $100 million to $317 million, excluding transaction costs. As of July 4, 2015, $100 million remained available for repurchase under the program. The program does not have an expiration date and may be amended, suspended or discontinued at any time. Our Board of Directors will periodically evaluate the program and there can be no assurances as to the number of shares of our Common Stock the Company will repurchase.

Item 6. Exhibits

(a)	Exhibits

10.1
Cerner Corporation Performance-Based Compensation Plan (As Amended and Restated May 22, 2015) filed as Exhibit 10.1 to Form 8-K filed on May 27, 2015 is incorporated herein by reference as Exhibit 10.1

10.2	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015) filed as Exhibit 10.2 to Form 8-K filed on May 27, 2015 is incorporated herein by reference as Exhibit 10.2

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: August 5, 2015	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)