Form 10-Q
period 2015-10-03
CERNER CORP /MO/
filed 2015-11-04
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 3, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2015
Common Stock, $0.01 par value per share	342,104,727 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 3, 2015 (unaudited) and January 3, 2015

(In thousands, except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$261,757	$635,203
Short-term investments	202,780	785,663
Receivables, net	1,053,134	672,778
Inventory	23,702	23,789
Prepaid expenses and other	245,122	209,278
Deferred income taxes, net	17,267	22,075
Total current assets	1,803,762	2,348,786

Property and equipment, net	1,187,114	924,260
Software development costs, net	532,085	420,199
Goodwill	788,943	320,538
Intangible assets, net	716,688	126,636
Long-term investments	301,023	231,147
Other assets	193,310	158,999

Total assets	$5,522,925	$4,530,565

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$207,887	$160,285
Current installments of long-term debt and capital lease obligations	57,841	67,460
Deferred revenue	265,642	209,655
Accrued payroll and tax withholdings	202,791	140,230
Other accrued expenses	105,174	56,685
Total current liabilities	839,335	634,315

Long-term debt and capital lease obligations	572,828	62,868
Deferred income taxes and other liabilities	246,711	256,601
Deferred revenue	26,726	10,813
Total liabilities	1,685,600	964,597

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 349,934,335 shares issued at October 3, 2015 and 346,985,811 shares issued at January 3, 2015	3,499	3,470
Additional paid-in capital	1,052,130	933,446
Retained earnings	3,291,735	2,918,481
Treasury stock, 7,882,838 shares at October 3, 2015 and 4,652,515 shares at January 3, 2015	(445,397)	(245,333)
Accumulated other comprehensive loss, net	(64,642)	(44,096)
Total shareholders’ equity	3,837,325	3,565,968

Total liabilities and shareholders’ equity	$5,522,925	$4,530,565

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended October 3, 2015 and September 27, 2014
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2015	2014	2015	2014

Revenues:
System sales	$325,084	$224,345	$899,762	$665,595
Support, maintenance and services	783,878	593,068	2,295,075	1,738,664
Reimbursed travel	18,925	22,736	55,136	72,413

Total revenues	1,127,887	840,149	3,249,973	2,476,672
Costs and expenses:
Cost of system sales	105,760	65,520	309,761	211,939
Cost of support, maintenance and services	65,898	51,809	186,668	147,181
Cost of reimbursed travel	18,925	22,736	55,136	72,413
Sales and client service	465,881	346,417	1,349,498	1,020,552
Software development (Includes amortization of $29,743 and $88,450 for the three and nine months ended October 3, 2015; and $25,372 and $75,410 for the three and nine months ended September 27, 2014)	132,814	97,026	398,536	285,897
General and administrative	98,705	64,877	329,061	170,834
Amortization of acquisition-related intangibles	24,550	3,610	67,311	10,066

Total costs and expenses	912,533	651,995	2,695,971	1,918,882

Operating earnings	215,354	188,154	554,002	557,790

Other income (expense), net	317	2,181	(554)	7,908

Earnings before income taxes	215,671	190,335	553,448	565,698
Income taxes	(68,389)	(61,333)	(180,194)	(188,137)

Net earnings	$147,282	$129,002	$373,254	$377,561

Basic earnings per share	$0.43	$0.38	$1.09	$1.10
Diluted earnings per share	$0.42	$0.37	$1.06	$1.08
Basic weighted average shares outstanding	344,040	341,188	343,933	342,254
Diluted weighted average shares outstanding	351,364	349,326	351,891	350,468
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended October 3, 2015 and September 27, 2014
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2015	2014	2015	2014

Net earnings	$147,282	$129,002	$373,254	$377,561
Foreign currency translation adjustment and other (net of tax benefit of $824 and $3,053 for the three and nine months ended October 3, 2015; and $922 and $603 for the three and nine months ended September 27, 2014)	(7,944)	(17,672)	(20,838)	(9,603)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $73 and $186 for the three and nine months ended October 3, 2015; and $(259) and $(252) for the three and nine months ended September 27, 2014)	118	(409)	292	(397)

Comprehensive income	$139,456	$110,921	$352,708	$367,561

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended October 3, 2015 and September 27, 2014
(unaudited)

	Nine Months Ended
(In thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$373,254	$377,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	329,075	217,212
Share-based compensation expense	53,326	43,330
Provision for deferred income taxes	4,671	21,712
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(176,120)	(36,562)
Inventory	5,165	3,515
Prepaid expenses and other	(41,741)	9,862
Accounts payable	(7,632)	20,137
Accrued income taxes	2,596	(2,038)
Deferred revenue	(3,008)	7,361
Other accrued liabilities	54,845	(38,511)

Net cash provided by operating activities	594,431	623,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(255,375)	(200,372)
Capitalized software development costs	(204,708)	(130,761)
Purchases of investments	(460,128)	(1,069,938)
Sales and maturities of investments	962,760	1,224,063
Purchase of other intangibles	(18,092)	(10,238)
Acquisition of businesses	(1,372,014)	(7,476)

Net cash used in investing activities	(1,347,557)	(194,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	—
Repayment of long-term debt and capital lease obligations	—	(75)
Proceeds from excess tax benefits from share-based compensation	57,689	26,079
Proceeds from exercise of options	42,481	19,423
Treasury stock purchases	(200,064)	(217,082)
Contingent consideration payments for acquisition of businesses	(11,012)	(10,617)
Cash grants	—	48,000
Other	(792)	2,894

Net cash provided by (used in) financing activities	388,302	(131,378)

Effect of exchange rate changes on cash and cash equivalents	(8,622)	(3,362)

Net increase (decrease) in cash and cash equivalents	(373,446)	294,117
Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$261,757	$496,494

Summary of acquisition transactions:
Fair value of tangible assets acquired	$450,662	$184
Fair value of intangible assets acquired	637,980	3,800
Fair value of goodwill	472,476	16,785
Less: Fair value of liabilities assumed	(167,989)	(1,693)
Less: Fair value of contingent liability payable	—	(11,600)
Less: Fair value of working capital settlement payable	(21,115)	—

Net cash used	$1,372,014	$7,476
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

Fiscal Period End

Our third fiscal quarter ends on the Saturday closest to September 30. The 2015 and 2014 third quarters ended on October 3, 2015 and September 27, 2014, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Factors Impacting Comparability of Interim Financial Statements

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three and nine months ended October 3, 2015, in relation to the comparative periods presented herein.

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

We account for voluntary separation benefits in accordance with the provisions of Accounting Standards Codification (ASC) Topic 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable. The irrevocable acceptance period for most associates electing to participate in the VSP ended in May 2015. During the nine months ended October 3, 2015, we recorded pre-tax charges for the VSP of $45 million, which is included in general and administrative expense in our condensed consolidated statements of operations. We expect to record additional pre-tax charges of approximately $1 million for the VSP in the remainder of 2015.

Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, we have not selected a transition method, nor have we determined if we will adopt early. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. An acquirer now must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company has chosen to adopt the standard early, effective in the third quarter of 2015. The adoption of ASU 2015-16 did not have a material impact on our condensed consolidated financial statements.

(2) Business Acquisitions

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG ("Siemens"), a stock corporation established under the laws of Germany, and its affiliates. Siemens Health Services offered a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions were offered on the Soarian®, Invision®, and i.s.h.med® platforms, among others. Siemens Health Services also offered a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

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

Consideration for the acquisition was $1.39 billion of cash, which includes a $21 million post-closing adjustment agreed upon in September 2015. The adjustment settles working capital and certain other obligations under the Master Sale and Purchase Agreement dated August 5, 2014, as amended. Such amount was remitted to Siemens in October 2015, and is included in other accrued expenses in our condensed consolidated balance sheets as of October 3, 2015.

During the nine months ended October 3, 2015, we incurred $20 million of pre-tax acquisition costs in connection with the acquisition of Siemens Health Services, which are included in general and administrative expenses in our condensed consolidated statements of operations.

The acquisition of Siemens Health Services is being treated as a purchase in accordance with ASC Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. Our allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, which could be significant, as appraisals of tangible and intangible assets are finalized, and additional information becomes available.

The preliminary allocation of purchase price is as follows:

(in thousands)	Allocation Amount	Estimated Weighted Average Useful Life
Receivables, net of allowances of $33,674	$235,284
Other current assets	56,859
Property and equipment	158,288	20 years
Goodwill	472,476
Intangible assets:
Customer relationships	396,000	10 years
Existing technologies	201,990	5 years
Trade names	39,990	8 years
Total intangible assets	637,980
Other non-current assets	231
Accounts payable	(42,513)
Deferred revenue (current)	(90,148)
Other current liabilities	(20,398)
Deferred revenue (non-current)	(14,930)

Total purchase price	$1,393,129

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

The goodwill of $472 million was allocated among our Domestic and Global operating segments, as shown below, and is expected to be deductible for tax purposes.

The changes in the carrying amounts of goodwill for the nine months ended October 3, 2015 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$311,170	$9,368	$320,538
Goodwill recorded in connection with the Siemens Health Services acquisition	410,149	62,327	472,476
Foreign currency translation adjustments and other	—	(4,071)	(4,071)
Ending balance at October 3, 2015	$721,319	$67,624	$788,943

Our condensed consolidated statements of operations for the three and nine months ended October 3, 2015 include revenues of approximately $250 million and $685 million, respectively, attributable to the acquired business (now referred to as "Cerner Health Services") since the February 2, 2015 acquisition date. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the three and nine months ended October 3, 2015 and September 27, 2014, as if the acquisition had been completed on the first day of our 2014 fiscal year.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2015	2014	2015	2014

Pro forma revenues	$1,127,887	$1,131,290	$3,343,653	$3,341,952
Pro forma net earnings	147,680	113,804	379,059	326,936
Pro forma diluted earnings per share	0.42	0.33	1.08	0.93

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented, nor are they indicative of our consolidated results of operations in future periods. The pro forma results for the three months ended October 3, 2015 include a pre-tax adjustment to eliminate $1 million of acquisition costs. The pro forma results for the nine months ended October 3, 2015 include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and the elimination of acquisition costs of $7 million, $6 million and $20 million, respectively. Pro forma results for the three months ended September 27, 2014 include pre-tax adjustments for amortization of intangible assets and fair value adjustments for deferred revenue of $22 million and $9 million, respectively. The pro forma results for the nine months ended September 27, 2014 include pre-tax adjustments for amortization of intangible assets and fair value adjustments for deferred revenue of $65 million and $34 million, respectively.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at October 3, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$33,888	$—	$—
Time deposits	Cash equivalents	—	4,590	—
Government and corporate bonds	Cash equivalents	—	200	—
Time deposits	Short-term investments	—	50,062	—
Commercial paper	Short-term investments	—	2,500	—
Government and corporate bonds	Short-term investments	—	150,218	—
Government and corporate bonds	Long-term investments	—	284,972	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 3, 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$189,137	$—	$—
Time deposits	Cash equivalents	—	9,989	—
Commercial paper	Cash equivalents	—	115,638	—
Time deposits	Short-term investments	—	52,829	—
Commercial paper	Short-term investments	—	435,544	—
Government and corporate bonds	Short-term investments	—	297,290	—
Government and corporate bonds	Long-term investments	—	218,965	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at October 3, 2015 and January 3, 2015 was approximately $523 million and $15 million, respectively. The carrying amount of such debt at October 3, 2015 and January 3, 2015 was $514 million and $14 million, respectively.

(4) Available-for-sale Investments

Available-for-sale investments at October 3, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$33,888	$—	$—	$33,888
Time deposits	4,590	—	—	4,590
Government and corporate bonds	200	—	—	200
Total cash equivalents	38,678	—	—	38,678

Short-term investments:
Time deposits	50,062	—	—	50,062
Commercial paper	2,500	—	—	2,500
Government and corporate bonds	150,184	75	(41)	150,218
Total short-term investments	202,746	75	(41)	202,780

Long-term investments:
Government and corporate bonds	285,034	199	(261)	284,972

Total available-for-sale investments	$526,458	$274	$(302)	$526,430

Available-for-sale investments at January 3, 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$189,137	$—	$—	$189,137
Time deposits	9,989	—	—	9,989
Commercial paper	115,638	—	—	115,638
Total cash equivalents	314,764	—	—	314,764

Short-term investments:
Time deposits	52,830	—	(1)	52,829
Commercial paper	435,555	1	(12)	435,544
Government and corporate bonds	297,311	69	(90)	297,290
Total short-term investments	785,696	70	(103)	785,663

Long-term investments:
Government and corporate bonds	219,439	26	(500)	218,965

Total available-for-sale investments	$1,319,899	$96	$(603)	$1,319,392

We sold available-for-sale investments for proceeds of $157 million and $660 million during the nine months ended October 3, 2015 and September 27, 2014, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	October 3, 2015	January 3, 2015

Gross accounts receivable	$1,062,253	$641,160
Less: Allowance for doubtful accounts	50,107	25,531

Accounts receivable, net of allowance	1,012,146	615,629

Current portion of lease receivables	40,988	57,149

Total receivables, net	$1,053,134	$672,778

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS.  This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract.  Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 3, 2015, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at October 3, 2015 and January 3, 2015. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first nine months of 2015 and 2014, we received total client cash collections of $3.2 billion and $2.6 billion, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 32.6% and 33.3% for the first nine months of 2015 and 2014, respectively. The decrease in the 2015 effective tax rate results principally from the favorability of net discrete items recorded in 2015 as compared to 2014.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$147,282	344,040	$0.43	$129,002	341,188	$0.38
Effect of dilutive securities:
Stock options and non-vested shares	—	7,324		—	8,138
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$147,282	351,364	$0.42	$129,002	349,326	$0.37

For the three months ended October 3, 2015 and September 27, 2014, options to purchase 3.9 million and 6.7 million shares of common stock at per share prices ranging from $48.39 to $73.40 and $38.66 to $60.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$373,254	343,933	$1.09	$377,561	342,254	$1.10
Effect of dilutive securities:
Stock options and non-vested shares	—	7,958		—	8,214
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$373,254	351,891	$1.06	$377,561	350,468	$1.08

For the nine months ended October 3, 2015 and September 27, 2014, options to purchase 2.5 million and 5.4 million shares of common stock at per share prices ranging from $51.97 to $73.40 and $38.66 to $60.37, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the nine months ended October 3, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,629	$27.00
Granted	3,169	68.21
Exercised	(3,345)	15.24
Forfeited and expired	(262)	47.57
Outstanding as of October 3, 2015	24,191	33.81	$687,701	6.11

Exercisable as of October 3, 2015	13,813	$19.30	$580,713	4.51

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended October 3, 2015 were as follows:

Expected volatility (%)	27.4%
Expected term (yrs)	7
Risk-free rate (%)	1.8%
Fair value per option	$21.85
As of October 3, 2015, there was $158 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.39 years.
Non-vested Shares

Non-vested share activity for the nine months ended October 3, 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	506	$46.21
Granted	293	69.21
Vested	(184)	44.91
Forfeited	(57)	43.37

Outstanding as of October 3, 2015	558	$59.07
As of October 3, 2015, there was $19 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.77 years.

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2015	2014	2015	2014

Stock option and non-vested share compensation expense	$18,875	$15,061	$53,326	$43,330
Associate stock purchase plan expense	1,485	1,109	4,238	3,486
Amounts capitalized in software development costs, net of amortization	(183)	(171)	(483)	(845)

Amounts charged against earnings, before income tax benefit	$20,177	$15,999	$57,081	$45,971

Amount of related income tax benefit recognized in earnings	$6,398	$5,616	$18,595	$16,136

Treasury Stock

2013 Repurchase Program

In May 2014, our Board of Directors approved an amendment to the share repurchase program that was authorized in December 2013. Under the amendment, the Company was authorized to repurchase shares of our common stock up to an aggregate of $317 million, excluding transaction costs.

During the nine months ended October 3, 2015, we repurchased 1.6 million shares for consideration of $100 million, excluding transaction costs. These shares were recorded as treasury shares and accounted for under the cost method. No repurchased shares have been retired. As of October 3, 2015, the program is complete.

2015 Repurchase Program

In September 2015, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $245 million of our common stock. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program.

During the nine months ended October 3, 2015, we repurchased 1.6 million shares for consideration of $100 million, excluding transaction costs. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At October 3, 2015, $145 million remains available for purchase.

(9) Long-Term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	October 3, 2015	January 3, 2015

Note agreement, 5.54%	$14,095	$14,233
Senior Notes	500,000	—
Capital lease obligations	104,018	116,095
Other	13,297	—

Debt and capital lease obligations	631,410	130,328
Less: debt issuance costs	(741)	—

Debt and capital lease obligations, net	630,669	130,328
Less: current portion	(57,841)	(67,460)

Long-term debt and capital lease obligations	$572,828	$62,868

Senior Notes

In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015, for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. As of October 3, 2015, the interest rate was 1.32% for the current interest period based on the three-month floating LIBOR rate. The debt issuance costs in the table above relate to the issuance of these Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Notes are available for general corporate purposes.

Credit Facility

In October 2015, we amended and restated our revolving credit facility. The amended facility provides a $100 million unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility, expiring in October 2020. We have the ability to increase the maximum capacity to $200 million at any time during the facility’s term, subject to lender participation. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and debt covenants. Prior to the amendment of this facility, at October 3, 2015 we had no outstanding borrowings; however, we had $16 million of outstanding letters of credit.

Covenant Compliance

As of October 3, 2015, we were in compliance with all debt covenants.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended October 3, 2015 and September 27, 2014:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$997,954	$129,933	$—	$1,127,887

Cost of revenues	169,181	21,402	—	190,583
Operating expenses	403,371	60,448	258,131	721,950
Total costs and expenses	572,552	81,850	258,131	912,533

Operating earnings (loss)	$425,402	$48,083	$(258,131)	$215,354

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2014
Revenues	$741,830	$98,319	$—	$840,149

Cost of revenues	126,223	13,842	—	140,065
Operating expenses	290,799	43,556	177,575	511,930
Total costs and expenses	417,022	57,398	177,575	651,995

Operating earnings (loss)	$324,808	$40,921	$(177,575)	$188,154

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2015
Revenues	$2,863,207	$386,766	$—	$3,249,973

Cost of revenues	480,087	71,478	—	551,565
Operating expenses	1,157,762	170,846	815,798	2,144,406
Total costs and expenses	1,637,849	242,324	815,798	2,695,971

Operating earnings (loss)	$1,225,358	$144,442	$(815,798)	$554,002

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2014
Revenues	$2,206,297	$270,375	$—	$2,476,672

Cost of revenues	389,344	42,189	—	431,533
Operating expenses	848,398	136,474	502,477	1,487,349
Total costs and expenses	1,237,742	178,663	502,477	1,918,882

Operating earnings (loss)	$968,555	$91,712	$(502,477)	$557,790

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2015 and 2014 third quarters ended on October 3, 2015 and September 27, 2014, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intends," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," “future”, “opportunities”, "plan," or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; material adverse resolution of legal proceedings; risks associated with our non-U.S. operations; risks associated with our ability to effectively hedge exposure to fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the United States and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our dependence on third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof, such as difficulties and operational and financial risks associated with integrating Cerner and the Health Services business into Cerner; risks related to disruption of management time from ongoing business operations due to the integration of the Health Services business; failure to realize the synergies and other benefits expected from the Health Services business; risk that the assets and business acquired from Siemens AG and its affiliates may not continue to be commercially successful; the ability of Cerner to retain Health Services customers and retain key Health Services personnel and maintain relationships with key suppliers of the Health Services business; litigation, claims or post-closing disputes relating to the Health Services assets and business; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic conditions; managing growth in the new markets in which we offer solutions, health care devices and services; incurring significant additional expenses relating to the integration of the Health Services business into Cerner; compliance with restrictive covenants in our debt agreements, which may restrict our flexibility to operate our business; changing political, economic, regulatory and judicial influences; government regulation; significant competition and market changes; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

The addition of this business has a significant impact on the comparability of our condensed consolidated financial statements as of and for the three and nine months ended October 3, 2015, in relation to the comparative periods presented herein.

Results Overview
The Company delivered strong levels of bookings and solid revenues and earnings in the third quarter of 2015.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.6 billion in the third quarter of 2015, which is an increase of 44% compared to $1.1 billion in the third quarter of 2014.

Revenues for the third quarter of 2015 increased 34% to $1.1 billion compared to $840 million in the third quarter of 2014. Third quarter 2015 revenues include approximately $250 million attributable to the acquired Cerner Health Services business. The remaining year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements, contributions from Cerner ITWorks and revenue cycle solutions and services, and attaining new clients.

Third quarter 2015 net earnings increased 14% to $147 million compared to $129 million in the third quarter of 2014. Diluted earnings per share increased 14% to $0.42 compared to $0.37 in the third quarter of 2014. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues, partially offset by elevated operating expenses, which included costs associated with the acquisition and integration of the Cerner Health Services business, and our voluntary separation plan as discussed further below.

Third quarter 2015 and 2014 net earnings and diluted earnings per share reflect the impact of share-based compensation expense. Share-based compensation expense reduced the third quarter 2015 net earnings and diluted earnings per share by $14 million and $0.04, respectively, and the third quarter 2014 net earnings and diluted earnings per share by $10 million and $0.03, respectively.

Third quarter 2015 net earnings and diluted earnings per share also reflect the impact of amortization of acquisition-related intangibles and acquisition costs and related adjustments, both associated with our acquisition and integration of the Cerner Health Services business, as well as costs related to the voluntary separation plan, as further described in Note (1) of the notes to condensed consolidated financial statements. Amortization of acquisition-related intangibles related to the Cerner Health Services business reduced net earnings and diluted earnings per share by $15 million and $0.04, respectively. Acquisition costs and related adjustments related to the Cerner Health Services business reduced net earnings and diluted earnings per share by $4 million and $0.01, respectively. Costs related to the voluntary separation plan reduced net earnings and diluted earnings per share by $3 million and $0.01, respectively. The third quarter 2014 results also reflect the impact of acquisition costs related to the Cerner Health Services business, reducing net earnings and diluted earnings per share by $6 million and $0.02, respectively.

We had cash collections of receivables of $1.1 billion in the third quarter of 2015 compared to $858 million in the third quarter of 2014. Days sales outstanding was 85 days for the third quarter of 2015 compared to 81 days for the second quarter of 2015 and 67 days for the third quarter of 2014. Operating cash flows for the third quarter of 2015 were $272 million compared to $220 million in the third quarter of 2014.

Results of Operations
Three Months Ended October 3, 2015 Compared to Three Months Ended September 27, 2014
The following table presents a summary of the operating information for the third quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$325,084	29%	$224,345	27%	45%
Support and maintenance	245,118	22%	177,450	21%	38%
Services	538,760	48%	415,618	49%	30%
Reimbursed travel	18,925	2%	22,736	3%	(17)%

Total revenues	1,127,887	100%	840,149	100%	34%

Costs of revenue
Costs of revenue	190,583	17%	140,065	17%	36%

Total margin	937,304	83%	700,084	83%	34%

Operating expenses
Sales and client service	465,881	41%	346,417	41%	34%
Software development	132,814	12%	97,026	12%	37%
General and administrative	98,705	9%	64,877	8%	52%
Amortization of acquisition-related intangibles	24,550	2%	3,610	—%	580%

Total operating expenses	721,950	64%	511,930	61%	41%

Total costs and expenses	912,533	81%	651,995	78%	40%

Operating earnings	215,354	19%	188,154	22%	14%

Other income, net	317		2,181
Income taxes	(68,389)		(61,333)

Net earnings	$147,282		$129,002		14%
Revenues & Backlog
Revenues increased 34% to $1.1 billion in the third quarter of 2015, as compared to $840 million in the third quarter of 2014.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 45% to $325 million in the third quarter of 2015 from $224 million for the same period in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 38% to $245 million in the third quarter of 2015 compared to $177 million during the same period in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 30% to $539 million in the third quarter of 2015 from $416 million for the same period in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 37% to $13.9 billion in the third quarter of 2015 compared to $10.2 billion for the same period in 2014. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and revenue cycle services bookings that typically have longer contract terms, coupled with contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the third quarter of both 2015 and 2014.
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
Operating Expenses
Total operating expenses increased 41% to $722 million in the third quarter of 2015, compared with $512 million in the third quarter of 2014.

•
Sales and client service expenses as a percent of total revenues were 41% in the third quarter of both 2015 and 2014. These expenses increased 34% to $466 million in the third quarter of 2015, from $346 million in the same period of 2014. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase was primarily driven by addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 12% in the third quarter of both 2015 and 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium® and HealtheIntentSM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. The third quarter of 2015 also includes expenditures related to Cerner Health Services solutions. A summary of our total software development expense in the third quarters of 2015 and 2014 is as follows:

	Three Months Ended
(In thousands)	2015	2014

Software development costs	$174,915	$115,749
Capitalized software costs	(71,186)	(43,523)
Capitalized costs related to share-based payments	(658)	(572)
Amortization of capitalized software costs	29,743	25,372

Total software development expense	$132,814	$97,026

•
General and administrative expenses as a percent of total revenues were 9% in the third quarter of 2015, compared to 8% in the same period of 2014. These expenses increased 52% to $99 million in 2015, from $65 million for the same period in 2014. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses was primarily driven by addition of the Cerner Health Services business. General and administrative expenses in the third quarters of 2015 and 2014 include acquisition costs and related adjustments associated with our Cerner Health Services business of $6 million and $9 million, respectively. The third quarter of 2015 also includes $4 million of costs associated with our voluntary separation plan. We expect acquisition costs and related adjustments and costs related to our voluntary separation plan to decline in future periods. Refer to Note (1) of the notes to condensed consolidated financial statements for further detail regarding the voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 580% to $25 million in the third quarter of 2015, from $4 million for the same period in 2014. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles was driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to condensed consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income was less than $1 million in the third quarter of 2015 and $2 million in the same period of 2014. This decline is primarily due to increased interest expense as a result of the issuance of Notes in January 2015, as further discussed in Note (9) of the notes to condensed consolidated financial statements.

•
Our effective tax rate was 31.7% for the third quarter of 2015 and 32.2% for the third quarter of 2014. The decrease in 2015 results principally from the favorability of permanent differences in 2015 as compared to 2014.

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

The following table presents a summary of the operating segment information for the third quarters of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$997,954	100%	$741,830	100%	35%

Costs of revenue	169,181	17%	126,223	17%	34%
Operating expenses	403,371	40%	290,799	39%	39%
Total costs and expenses	572,552	57%	417,022	56%	37%

Domestic operating earnings	425,402	43%	324,808	44%	31%

Global Segment
Revenues	129,933	100%	98,319	100%	32%

Costs of revenue	21,402	16%	13,842	14%	55%
Operating expenses	60,448	47%	43,556	44%	39%
Total costs and expenses	81,850	63%	57,398	58%	43%

Global operating earnings	48,083	37%	40,921	42%	18%

Other, net	(258,131)		(177,575)		45%

Consolidated operating earnings	$215,354		$188,154		14%
Domestic Segment

•
Revenues increased 35% to $998 million in the third quarter of 2015 from $742 million in the same period of 2014. The increase was primarily driven by contributions from the Cerner Health Services business.

•	Cost of revenues was 17% of revenues in the third quarter of both 2015 and 2014.

•
Operating expenses were 40% of revenues in the third quarter of 2015, compared to 39% in the same period of 2014. The slight increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•	Revenues increased 32% to $130 million in the third quarter of 2015 from $98 million in the same period of 2014. This increase was driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 16% of revenues in the third quarter of 2015, compared to 14% of revenues in the same period of 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses were 47% of revenues in the third quarter of 2015, compared to 44% of revenues in the same period of 2014. The higher operating expenses as a percent of revenue in 2015 was primarily driven by the addition of the Cerner Health Services business.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 45% to $258 million in the third quarter of 2015 from $178 million in the same period of 2014. This increase is primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, the third quarter of 2015 includes amortization of acquisition -related intangibles associated with our Cerner Health Services business, acquisition costs and related adjustments, and costs related to our voluntary separation plan of $21 million, $6 million, and $4 million, respectively. The third quarter of 2014 includes acquisition costs and related adjustments of $9 million.

Nine Months Ended October 3, 2015 Compared to Nine Months Ended September 27, 2014
The following table presents a summary of the operating information for the first nine months of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$899,762	28%	$665,595	27%	35%
Support and maintenance	728,546	22%	527,654	21%	38%
Services	1,566,529	48%	1,211,010	49%	29%
Reimbursed travel	55,136	2%	72,413	3%	(24)%

Total revenues	3,249,973	100%	2,476,672	100%	31%

Costs of revenue
Costs of revenue	551,565	17%	431,533	17%	28%

Total margin	2,698,408	83%	2,045,139	83%	32%

Operating expenses
Sales and client service	1,349,498	42%	1,020,552	41%	32%
Software development	398,536	12%	285,897	12%	39%
General and administrative	329,061	10%	170,834	7%	93%
Amortization of acquisition-related intangibles	67,311	2%	10,066	—%	569%

Total operating expenses	2,144,406	66%	1,487,349	60%	44%

Total costs and expenses	2,695,971	83%	1,918,882	77%	40%

Operating earnings	554,002	17%	557,790	23%	(1)%

Other income (expense), net	(554)		7,908
Income taxes	(180,194)		(188,137)

Net earnings	$373,254		$377,561		(1)%
Revenues
Revenues increased 31% to $3.2 billion in the first nine months of 2015, as compared to $2.5 billion in the first nine months of 2014.

•
System sales increased 35% to $900 million in the first nine months of 2015 from $666 million for the same period in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 38% to $729 million in the first nine months of 2015 compared to $528 million during the same period in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue increased 29% to $1.6 billion in the first nine months of 2015 from $1.2 billion for the same period in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in the first nine months of both 2015 and 2014.

Operating Expenses
Total operating expenses increased 44% to $2.1 billion in the first nine months of 2015, compared with $1.5 billion in the same period of 2014.

•
Sales and client service expenses as a percent of total revenues were 42% in the first nine months of 2015, compared to 41% in the same period of 2014. These expenses increased 32% to $1.3 billion in the first nine months of 2015, from $1.0 billion in the same period of 2014. The increase was primarily driven by the addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 12% in the first nine months of both 2015 and 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. The first nine months of 2015 also includes expenditures related to Cerner Health Services solutions. A summary of our total software development expense in the first nine months of 2015 and 2014 is as follows:

	Nine Months Ended
(In thousands)	2015	2014

Software development costs	$514,794	$341,248
Capitalized software costs	(202,826)	(128,732)
Capitalized costs related to share-based payments	(1,882)	(2,029)
Amortization of capitalized software costs	88,450	75,410

Total software development expense	$398,536	$285,897

•
General and administrative expenses as a percent of total revenues were 10% in the first nine months of 2015, compared to 7% in the same period of 2014. These expenses increased 93% to $329 million in the first nine months of 2015, from $171 million for the same period in 2014. The increase in general and administrative expenses as a percent of total revenues was primarily driven by expenses related to our voluntary separation plan and expenses associated with the acquisition and integration of the Cerner Health Services business. Specifically, the nine months ended October 3, 2015 includes costs associated with the voluntary separation plan and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $45 million and $40 million, respectively. The nine months ended September 27, 2014, includes acquisition costs and related adjustments of $9 million. We expect costs related to our voluntary separation plan and acquisition costs and related adjustments to significantly decline in future periods. Refer to Note (1) of the notes to condensed consolidated financial statements for further detail regarding the voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 569% to $67 million in the first nine months of 2015, from $10 million for the same period in 2014. The increase in amortization of acquisition-related intangibles was primarily driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to condensed consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income (expense) decreased to $(1) million in the first nine months of 2015 from $8 million in the same period of 2014. The decline is primarily due to increased interest expense as a result of the issuance of Notes in January 2015, as further discussed in Note (9) of the notes to condensed consolidated financial statements.

•
Our effective tax rate was 32.6% for the first nine months of 2015 and 33.3% for the first nine months of 2014. The decrease in 2015 results principally from the favorability of net discrete items recorded in 2015 as compared to 2014.

Operations by Segment

The following table presents a summary of the operating segment information for the first nine months of 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$2,863,207	100%	$2,206,297	100%	30%

Costs of revenue	480,087	17%	389,344	18%	23%
Operating expenses	1,157,762	40%	848,398	38%	36%
Total costs and expenses	1,637,849	57%	1,237,742	56%	32%

Domestic operating earnings	1,225,358	43%	968,555	44%	27%

Global Segment
Revenues	386,766	100%	270,375	100%	43%

Costs of revenue	71,478	18%	42,189	16%	69%
Operating expenses	170,846	44%	136,474	50%	25%
Total costs and expenses	242,324	63%	178,663	66%	36%

Global operating earnings	144,442	37%	91,712	34%	57%

Other, net	(815,798)		(502,477)		62%

Consolidated operating earnings	$554,002		$557,790		(1)%
Domestic Segment

•
Revenues increased 30% to $2.9 billion in the first nine months of 2015 from $2.2 billion in the first nine months of 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 17% of revenues in the first nine months of 2015, compared to 18% of revenues in the same period of 2014. The lower cost of revenues as a percent of revenue was primarily driven by the first nine months of 2014 including a higher amount of third party resources being utilized for services related to a significant amount of systems going live during the period.

•
Operating expenses were 40% of revenues in the first nine months of 2015, compared to 38% in the same period of 2014. The increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•
Revenues increased 43% to $387 million in the first nine months of 2015 from $270 million in the same period of 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 18% of revenues in the first nine months of 2015, compared to 16% of revenues in the same period of 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses were 44% of revenues in the first nine months of 2015, compared to 50% of revenues in the same period of 2014. The lower operating expenses as a percent of revenue in 2015 is primarily driven by higher amount of third party resources utilized for support and services, as discussed above.

Other, net
These expenses increased 62% to $816 million in the first nine months of 2015 from $502 million in the same period of 2014. This increase was primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, the first nine months of 2015 includes amortization of acquisition-related intangibles associated with our Cerner Health Services business, costs related to our voluntary separation plan, and acquisition costs and related adjustments (includes acquisition and employee separation costs) of $58 million, $45 million and $40 million, respectively. The first nine months of 2014 includes $9 million of acquisition costs and related adjustments.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash and cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At October 3, 2015, we had cash and cash equivalents of $262 million and short-term investments of $203 million, as compared to cash and cash equivalents of $635 million and short-term investments of $786 million at January 3, 2015. We utilized a large amount of cash and investments to fund our acquisition of the Cerner Health Services business in February 2015.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 30% of our aggregate cash, cash equivalents and short-term investments at October 3, 2015. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

Additionally, we maintain a $100 million multi-year revolving credit facility. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. As of October 3, 2015, we had no outstanding borrowings under this agreement; however, we had $16 million of outstanding letters of credit, which reduced our available borrowing capacity to $84 million. In October 2015, we amended and restated our revolving credit facility. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding the revolving credit facility, including the amendment and restatement thereof.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next twelve months.
The following table summarizes our cash flows in the first nine months of 2015 and 2014:

	Nine Months Ended
(In thousands)	2015	2014

Cash flows from operating activities	$594,431	$623,579
Cash flows from investing activities	(1,347,557)	(194,722)
Cash flows from financing activities	388,302	(131,378)
Effect of exchange rate changes on cash	(8,622)	(3,362)
Total change in cash and cash equivalents	(373,446)	294,117

Cash and cash equivalents at beginning of period	635,203	202,377

Cash and cash equivalents at end of period	$261,757	$496,494

Free cash flow (non-GAAP)	$134,348	$292,446

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2015	2014

Cash collections from clients	$3,181,338	$2,569,815
Cash paid to employees and suppliers and other	(2,490,266)	(1,802,794)
Cash paid for interest	(11,635)	(3,882)
Cash paid for taxes, net of refunds	(85,006)	(139,560)

Total cash from operations	$594,431	$623,579
Cash flow from operations decreased $29 million in the first nine months of 2015 when compared to the same period of 2014 due primarily to the increase in cash used to fund working capital requirements, along with payments in connection with our voluntary separation program, as further described in Note (1) of the notes to condensed consolidated financial statements. Disclosure of the operating cash flow contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. During the first nine months of 2015 and 2014, we received total client cash collections of $3.2 billion and $2.6 billion, respectively. Days sales outstanding was 85 days in the third quarter of 2015, compared to 81 days in the second quarter of 2015 and 67 days in the third quarter of 2014. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	Nine Months Ended
(In thousands)	2015	2014

Capital purchases	$(255,375)	$(200,372)
Capitalized software development costs	(204,708)	(130,761)
Sales and maturities of investments, net of purchases	502,632	154,125
Purchases of other intangibles	(18,092)	(10,238)
Acquisition of businesses	(1,372,014)	(7,476)

Total cash flows from investing activities	$(1,347,557)	$(194,722)
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

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2014 activity is impacted by a change in investment mix, whereas we invested more heavily in cash equivalents versus short-term and long-term investments, as we prepared to fund our acquisition of the Cerner Health Services business in February 2015. The increase in net cash from investments in the first nine months of 2015, compared to the same period in 2014 is due to the use of proceeds from additional investment sales and maturities to partially fund our acquisition of the Cerner Health Services business. We expect 2016 to reflect net purchases of investments, as we expect strong levels of cash flow.

On February 2, 2015, we acquired the Cerner Health Services business, as discussed above. Total consideration for the acquisition was $1.39 billion in cash, which includes a $21 million post-closing adjustment agreed upon in September 2015, which was paid in October 2015. We used a combination of cash on hand and proceeds from sales and maturities of investments to fund the acquisition. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding the acquisition. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2015	2014

Long-term debt issuance	$500,000	$—
Repayment of long-term debt and capital lease obligations	—	(75)
Cash from option exercises (including excess tax benefits)	100,170	45,502
Treasury stock purchases	(200,064)	(217,082)
Cash grants	—	48,000
Contingent consideration payments for acquisition of businesses	(11,012)	(10,617)
Other, net	(792)	2,894

Total cash flows from financing activities	$388,302	$(131,378)
In January 2015, we issued $500 million in aggregate principal amount of Notes. Proceeds from the Notes are available for general corporate purposes. Refer to Note (9) of the notes to condensed consolidated financial statements for additional information regarding the Notes. We do not expect to issue additional long-term debt for the remainder of 2015.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2015 based on the number of exercisable options as of October 3, 2015 and our current stock price.

During the nine months ended October 3, 2015, we purchased 3.2 million shares of our common stock under our share repurchase programs for total consideration of $200 million. During the nine months ended September 27, 2014, we purchased 4.1 million shares of our common stock under a share repurchase program for total consideration of $217 million. At October 3, 2015, $145 million remains available for purchases under the current program. We may continue to purchase shares under this program in 2015, which will be dependent on a number of factors, including the price of our common stock. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase programs.

In January 2014, we received $48 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus (owned office space in Kansas City, Kansas, which houses associates who manage and support our clients' IT systems).

During the nine months ended October 3, 2015, we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness). During the nine months ended September 27, 2014, we paid contingent consideration of $11 million related to our acquisition of Kaufman & Keen, LLC (doing business as PureWellness). We do not expect additional contingent consideration payments for the remainder of 2015.

Free Cash Flow

	Three Months Ended		Nine Months Ended
(In thousands)	2015	2014	2015	2014

Cash flows from operating activities (GAAP)	$271,520	$219,521	$594,431	$623,579
Capital purchases	(88,241)	(68,375)	(255,375)	(200,372)
Capitalized software development costs	(71,844)	(44,095)	(204,708)	(130,761)

Free cash flow (non-GAAP)	$111,435	$107,051	$134,348	$292,446

Free cash flow decreased $158 million in the first nine months of 2015 compared to the same period in 2014. This decrease is due to a decrease in cash flows from operations combined with higher levels of both capital spending to support our growth initiatives and facilities requirements and capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)
On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the fiscal year. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2015.

(In thousands, except share data)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
July 5, 2015 - August 1, 2015	—	$—	—	$100,000
August 2, 2015 - August 29, 2015	1,631,951	61.28	1,631,951	—
August 30, 2015 - October 3, 2015	1,604,365	62.56	1,598,372	145,000

Total	3,236,316	$61.91	3,230,323

(a)
Of the 3,236,316 shares of common stock, par value $0.01 per share, presented in the table above, 5,993 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
In May 2014, we announced that our Board of Directors approved an amendment to our existing share repurchase program that was originally announced in December 2013, pursuant to which the maximum aggregate purchase price for all shares of our Common Stock authorized for repurchase under the program was increased by $100 million to $317 million, excluding transaction costs. During the nine months ended October 3, 2015, the Company repurchased 1.6 million shares for total consideration of $100 million pursuant to a Rule 10b5-1 plan. As of October 3, 2015, the program was complete.

In September 2015, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $245 million of our common stock, excluding transaction costs. During the nine months ended October 3, 2015, the Company repurchased 1.6 million shares for total consideration of $100 million pursuant to a Rule 10b5-1 plan. As of October 3, 2015, $145 million remains available for purchase. No time limit has been set for completion of the program.

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

CERNER CORPORATION
Registrant

Date: November 4, 2015	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)