Form 10-K
period 2016-01-02
CERNER CORP /MO/
filed 2016-02-17
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 2, 2016

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-15386

CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1196944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2800 Rockcreek Parkway North Kansas City, MO	64117
(Address of principal executive offices)	(Zip Code)

(816) 201-1024
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
Yes [  ]       No [X]
As of July 4, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21.0 billion based on the closing sale price as reported on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $0.01 par value per share	340,016,851 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 27, 2016	Part III

CERNER CORPORATION

PART I.

Item 1. Business

Overview
Cerner Corporation started doing business as a Missouri Corporation in 1980, and it was merged into a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.201.1024. Our Web site, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). We do not intend for information contained in our website to be part of this annual report on Form 10-K.

Cerner is a leading supplier of health care information technology (HCIT). Our mission is to contribute to the improvement of health care delivery and the health of communities. We offer a wide range of intelligent solutions and services that support the clinical, financial and operational needs of organizations of all sizes. We have systems in more than 20,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites.

Cerner solutions are offered on the unified Cerner Millennium® architecture and on the HealtheIntent™ cloud-based platform. Cerner Millennium is a person-centric computing framework, which includes integrated clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record (EHR) at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. Our HealtheIntent platform is a cloud-based platform designed to scale at a population level while facilitating health and care at a person and provider level. On the HealtheIntent platform, we offer EHR-agnostic solutions that help health care systems aggregate, transform and reconcile data across the continuum of care, manage the health of populations they serve, improve outcomes and lower costs.

On February 2, 2015, Cerner acquired substantially all of the assets, and assumed certain liabilities of Siemens AG's health information technology business unit, Siemens Health Services (now referred to as "Cerner Health Services"). Cerner Health Services offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian®, Invision®, and i.s.h.med® platforms, among others.

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

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2015	2014	2013

Revenues by Solutions & Services
System sales	29%	28%	29%
Support and maintenance	22%	21%	23%
Services	47%	48%	46%
Reimbursed travel	2%	3%	2%
	100%	100%	100%

Revenues by Segment
Domestic	88%	89%	88%
Global	12%	11%	12%
	100%	100%	100%

Health Care and Health Care IT Industry
There are several trends in health care that we believe create a favorable environment for Cerner. One is the unsustainable rate of growth in health care spending. In 2014, U.S. health care spending increased 5.5 percent to $3.0 trillion, representing 17.7 percent of the Gross Domestic Product (GDP). The Centers for Medicare and Medicaid Services (CMS) estimates U.S. health care spending in 2015 at $3.2 trillion, or 18.0 percent of GDP, and projects it to be 19.6 percent of GDP by 2024. We believe health care IT is one of few remaining levers that can change this trajectory. Further, health care providers continue to operate in an environment that includes what we call ‘raining measures and mandates’. Examples of these include:

•
Health Information Technology for Economic and Clinical Health (HITECH) provisions within the American Recovery and Reinvestment Act (ARRA) that offer incentives for health care organizations to modernize operations through “Meaningful Use” of HCIT and penalizes for non-compliance;

•	Value-Based Purchasing programs that link reimbursement to quality, clinical process, patient experience, and outcomes;

•	Increasing requirements to report quality metrics; and

•	Readmission reduction programs that penalize hospitals for unnecessary readmissions.

Collectively, these measures and mandates are driving providers to focus on delivering higher quality care at a lower cost, and we believe HCIT is a key lever that can help providers accomplish this goal. They also represent a shift away from traditional fee-for-service (FFS) reimbursement models to models more aligned with quality, outcomes, and efficiency. The largest signal of this shift occurred in January of 2015 when the U.S. Department of Health & Human Services laid out a plan to shift 50% of Medicare payments to value-based payment models by the end of 2018, and to tie 90% of the remaining traditional FFS payments to quality measures. We believe that tying payment to health outcomes is going to produce some major shifts in the way health care is provided in the next decade, and we expect a much greater focus on patient engagement, wellness and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

The increasingly complex and more clinical outcomes-based reimbursement environment is also contributing to a heightened demand for revenue cycle solutions and services and a desire for these solutions and services to be closely aligned with clinical solutions. We believe this trend is positive for Cerner because our Cerner Millennium revenue cycle solutions and services are integrated with our clinical solutions, creating a clinically driven revenue cycle solution that has had significant adoption in recent years.

Over the past several years, we have seen a shift in the U.S. marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased as hospitals have acquired physician groups, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We are benefiting from this trend due to our unified Cerner Millennium platform that spans multiple venues and significant enhancements we have made to our physician solutions in recent years.

While health care providers are showing a preference for a single platform across multiple venues, there is also an increased push for interoperability across disparate systems to address the reality that no patient’s record will only have information from a single health care IT system. We believe our health information should be shareable and accessible among our primary care physicians, specialists, and hospital physicians. In recent years, a great deal of money has been spent on health care IT for the purpose of creating a digital health care system. And while that has largely occurred, the day-to-day lack of interoperability across health care organizations and platforms limits the benefits to individuals and reduces the return on the investments made to digitize the health system.

As a result, Cerner has led or been a key participant in nearly every major industry effort to advance interoperability and system openness. One example is Cerner’s role as a founding member of the CommonWell Health Alliance, an open, not-for-profit industry consortium that brought health care IT firms together for the purpose of enabling safe nationwide interoperability. We believe CommonWell complements federal policy by providing a solution for identity management, record location and consent management. The vision of CommonWell is for a patient to be able to visit a new doctor, give their consent, and, within moments, have his or her lifetime record available from all the prior places he or she has visited.

CommonWell members represent about 70% of the acute care market and about 25% of the ambulatory market. CommonWell membership also spans a diverse range of clinical care settings beyond acute and ambulatory, including health IT market leaders in imaging, perinatal, emergency department, laboratory, retail pharmacy, oncology, care management, patient portal, post-acute care, and state and federal government agencies. As of the end of 2015, more than 1,200 provider sites across 49 states have gone live with CommonWell Services and have already generated nearly 30 million queries. There are an additional 6,000 sites that have committed to CommonWell Services.

Outside the United States, we believe Cerner’s growth opportunities are good, as most countries are also dealing with health care expenditures growing faster than their economies, which is leading to a focus on controlling costs while also improving quality of care.

Cerner Vision and Growth Strategy
For over three decades, Cerner has been continuously building intelligent solutions for the health care industry. Together with our clients, we are creating a future where the health care system works to improve the well-being of individuals and communities. Our vision has always guided our large investments in research and development (R&D), which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading architectures and an unmatched breadth and depth of solutions and services. The strength of our solutions and services has led to our ability to gain market share in recent years, which has contributed to our growth. We believe we are positioned to continue gaining share in coming years as regulatory requirements and industry shifts continue to pressure health care providers to improve quality while lowering costs, which will require having more sophisticated information technology than many of our competitors provide.

In addition to growth by gaining market share, we believe we have a significant opportunity to grow revenues by expanding our solution footprint with existing clients. There is opportunity to expand penetration of our core solutions, such as EHRs and computerized physician order entry, and increase penetration of our broad range of complementary solutions that can be offered into our existing client base. Examples include women’s health, anesthesiology, imaging, clinical process optimization, critical care, health care devices, device connectivity, emergency department, revenue cycle and surgery.

We also have an opportunity to grow by expanding penetration of services we offer that are targeted at capturing a larger percentage of our clients’ existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients’ service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improves the ability of hospital IT departments to meet their organization’s needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

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

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administrator services directly to employers. These offerings have been shaped by what we have learned from changes we have implemented at Cerner. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. These changes have had a positive impact on the health of our associates while also keeping our health care costs below industry averages.

As discussed below, another opportunity for future growth, and a significant area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized and using this data to help providers and employers manage the health of populations.

Population Health
Population Health Management involves a shift from solely automating health systems to managing a person’s health. Getting there requires complete, accurate patient data and meaningfully using that data to engage individuals, exchange information between providers and ultimately drive better outcomes at a lower cost. This shift will shape the future of health care and enable a system driven by accountability, transparency and value.

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

We have created a series of initial solutions on the HealtheIntent platform, including the following solutions that are generally available or scheduled to be released in the next year:

•	Longitudinal Record - provides clinicians and the patient a view of their consolidated clinical record, gathered and normalized from multiple sources.

•
Registries - identifies and automatically segments patients by disease, guides interventions according to clinical best practice, provides visibility to quality measures for provider’s population, produces client-defined performance scorecards, and tracks their health and their interventions according to clinical best practice.

•	Analytics - allows the integrated data to be analyzed for the purpose of population health management and research.

•
Provider Performance Management - creates visibility for providers on their performance against key clinical and operation metrics and can be aligned with payment models that incentivize high quality and efficient care.

•
Patient/Member Engagement - an enhanced patient portal complemented by engagement services to help health care organizations create more meaningful interactions and engagement with the members they serve, and provides the ability to target individuals at risk of becoming chronically ill.

•
Care Management - provides a person-centric approach of proactive surveillance, coordination and facilitation of health services across the care continuum to achieve optimal health status, quality and costs.

•
Population Health Programs - leverages evidence-based guidelines and the contextual information within HealtheIntent to provide identification, prediction and management of a condition at the population, provider and person level and facilitates a personalized plan of care for each member.

•	Contract Network Management - for managing provider networks, modeling to inform payer negotiations, determining appropriate business models, and managing contract performance in near real-time.

In summary, we believe our comprehensive architectural approach to population health is differentiated in the marketplace. We expect population health to be a large contributor to our long-term growth as health care continues to evolve towards a model that incents keeping people healthy.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2015, approximately 5,900 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $685 million, $467 million and $419 million during the 2015, 2014 and 2013 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in R&D remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Intellectual Property
We have developed a broad portfolio of intellectual property rights to protect the proprietary interests in our solutions, services and brands. Our solutions embody valuable trade secrets preserved through a variety of technical and legal measures and constitute works of authorship protected by copyrights in the U.S. and globally. We have registered or applied to register certain trademarks and service marks in a number of countries with particular emphasis on the Cerner branding elements. We continue to develop our patent portfolio and own more than 300 issued patents with hundreds of patent applications pending. We do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same.
Our solutions and services incorporate or rely on intellectual property licensed from third parties. Certain technologies licensed to Cerner are also important for internal use in running our business and supporting our clients. Although replacing any existing licenses could be inconvenient, based on our experiences, existing contractual relationships, and the incentives of our technology suppliers, we believe that Cerner will continue to obtain these technologies or suitable alternatives for commercially reasonable prices and on commercially reasonable terms.

Sales and Marketing
The markets for Cerner HCIT solutions, health care devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are clinical and revenue cycle solutions and services to hospitals and health systems, but our solutions and services are highly scalable and sold to organizations ranging from physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies. Sales to large health systems typically take approximately nine to 18 months, while the sales cycle is often shorter when selling to smaller hospitals and physician practices.

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

Client Services
Substantially all of Cerner’s clients that buy software solutions also enter into software support agreements with us for maintenance and support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients to access new releases of the Cerner solutions covered by support agreements. Each client has

24-hour access to the applicable client support teams, including those located at our world headquarters in North Kansas City, Missouri, our Continuous Campus in Kansas City, Kansas, our campus in Malvern, Pennsylvania, and our global support organizations in Germany, England and Ireland.

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

Backlog
At the end of 2015, we had a revenue backlog of $14.2 billion, which compares to $10.6 billion at the end of 2014. Such backlog represents contracted revenue that has not yet been recognized. We estimate that approximately 27 percent of the backlog at the end of 2015 will be recognized as revenue during 2016.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market each offer a suite of software solutions that compete with many of our software solutions and services. These competitors include, but are not limited to:

• Allscripts Healthcare Solutions, Inc.	• Healthland, Inc.
• Computer Programs and Systems, Inc.	• McKesson Corporation
• Epic Systems Corporation	• MEDHOST, Inc.
• GE Healthcare Technologies	• Medical Information Technology, Inc.

Other competitors focus on only a portion of the market that we address. For example, we deem the following competitors, which offer HCIT services that compete directly with some of our service offerings, as principal competitors in the HCIT services space:

• Clinovations, Inc.	• Impact Advisors
• Dell, Inc. (Dell)	• S&P Consultants
• Encore Health Resources, LLC	• The Advisory Board Company (Advisory Board)
• IBM Corporation (IBM)	• Xerox Corporation, Ltd.

We view the following competitors that offer solutions to the ambulatory market, but do not currently have a significant presence in the broader health systems and independent hospital market, as principal competitors in this market:

• AmazingCharts.com, Inc.	• Practice Fusion, Inc.
• athenahealth, Inc. (athenahealth)	• Quality Systems, Inc.
• eClinicalWorks, LLC	• SRSsoft
• e-MDs, Inc.	• Vitera Healthcare Solutions
• Netsmart Technologies

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include, without limitation:

• CapsuleTech, Inc.	• PerfectServe, Inc.
• Becton, Dickinson and Company	• Qualcomm, Inc.
• Connexall Company, Ltd.	• Siemens AG
• Nanthealth, LLC	• Vocera Communication, Inc.
• Omnicell, Inc.

We view our principal competitors in the health care revenue cycle and transaction services market to include, without limitation:

• 3M Company	• Emdeon Corporation
• Accretive Health, Inc.	• Experian plc
• athenahealth	• MedAssets, Inc.
• Conifer Health Solutions	• Optum, Inc. (Optum)
• Dell	• Quadramed Corporation
• Deloitte Consulting, LLP	• SSI Group, Inc.

We view our competitors in the population health market to range from small niche competitors, to large health insurance companies including, without limitation:

• ActiveHealth Management	• IBM
• Advisory Board	• Influence Health, Inc.
• Aetna, Inc.	• MedeAnalytics, Inc.
• athenahealth	• Optum
• Evolent Health, LLC	• WellCentive, Inc.
• Health Catalyst

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

Number of Employees (Associates)
At the end of 2015, we employed approximately 22,200 associates worldwide.

Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (18) to the consolidated financial statements.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 12, 2016. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	66	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	65	Vice Chairman of the Board of Directors

Zane M. Burke	50	President

Marc G. Naughton	60	Executive Vice President and Chief Financial Officer

Michael R. Nill	51	Executive Vice President and Chief Operating Officer

Randy D. Sims	55	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	52	Executive Vice President and Chief of Staff

Julia M. Wilson	53	Executive Vice President and Chief People Officer

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

We may be subject to claims for system errors and warranties. Our software solutions and health care devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction to the market. Similarly, the installation of our software solutions and health care devices is very complex and errors in the implementation and configuration of our systems can occur. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. If a client’s Cerner software solution or health care devices fail to meet these warranties or leads to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the software solution or health care device meet these criteria or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruptions at our data centers or client support facilities, which could interrupt clients’ access to their data, exposing us to significant costs and reputational harm. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, personally identifiable information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a Cerner associate or contractor or a third party or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators; impairment of all telecommunications lines; a concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment (environmental, accidental or intentional) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein; or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities, however only a small percentage of our hosted clients choose to contract for these services. Additionally, Cerner’s core systems are disaster tolerant as we have implemented redundancy across physically diverse data centers. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

If our IT security is breached, we could be subject to increased expenses, exposure to legal claims and regulatory actions, and clients could be deterred from using our solutions and services. We are in the information technology business, and our products and services store, retrieve, manipulate and manage our clients’ information and data (and that of their patients), as well as our own data. We believe we have a reputation for secure and reliable solution offerings and related services, and we have invested a great deal of time and resources in protecting the security, confidentiality, integrity and availability of our solutions, services and the internal and external data that we manage. At times, we encounter attempts by third parties to identify and exploit solution and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our clients’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Cerner, our clients or their patients.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent health care IT company. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of data, including personal health information, and our clients’ confidential information and data, and host or manage parts of our clients’ businesses in cloud-based IT environments.

If a cyber-attack or other security incident described above were to allow unauthorized access to or modification of our clients’ or suppliers’ data, our own data or our IT systems, or if our solutions or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our solutions and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to notification and fraud monitoring of impacted persons.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others. We rely upon a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the U.S. and abroad. We continue to develop our patent portfolio of U.S. and global patents, but these patents do not provide comprehensive protection for the wide range of solutions, devices and services we offer. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims, and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT market increases, the functionality of our software solutions and services expands, the use of open-source software increases and we enter new geographies and new market segments. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, importing, implementing or supporting the applicable solutions, devices and services.

We may become subject to legal proceedings that could have a material adverse impact on our business, results of operations and financial condition. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with our global operations. We market, sell and service our solutions, devices and services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. Our acquisition of the Cerner Health Services business increased our assets and operations within Europe and, accordingly, our exposure to economic conditions in Europe. We plan to continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these and other reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.

Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing non-U.S. operations;

•	The impact of global economic conditions;

•	Effects of sovereign debt conditions, including budgetary constraints;

•	Unfavorable or volatile foreign currency exchange rates;

•
Legal compliance costs or business risks associated with our global operations where: i) local laws and customs differ from, or are more stringent than those in the U.S., such as those relating to privacy or security breaches or ii) risk is heightened with respect to laws prohibiting improper payments and bribery, including without limitation the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and similar laws and regulations in foreign jurisdictions;

•	Certification, licensing or regulatory requirements;

•	Unexpected changes in regulatory requirements;

•	Changes to or reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	Different or additional functionality requirements or preferences;

•	Trade protection measures;

•	Export control regulations;

•	Health service provider or government spending patterns;

•	Natural disasters, war or terrorist acts;

•	Labor disruptions that may occur in a country;

•	Poor selection of a partner in a country; or

•	Political unrest which may impact sales or threaten the safety of associates or our continued presence in these countries and the related potential impact on global stability.

Fluctuations in foreign currency exchange rates could materially affect our financial results. Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our revenues, net earnings and the value of balance sheet items denominated in foreign currencies. Future fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

We are subject to tax legislation in numerous countries; tax legislation initiatives or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence in more than 25 countries. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate, tax payments, tax credits or incentives will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as other countries’ tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in additional taxation, penalties and interest payments.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management, revenue cycle and life sciences industries and the technical environments in which our solutions, devices and services are offered. Competition for such personnel in our industries is intense in both the U.S. and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business, results of operations and financial condition, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

We depend on third party suppliers and our revenue and operating earnings could suffer if we fail to manage suppliers properly. We license or purchase intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and incorporate such third party software, hardware or content into, or sell or license it in conjunction with, our solutions, devices and services. We depend on some of the third party software, hardware or content in the operation and delivery of our solutions, devices and services. For instance, we currently depend on Microsoft Oracle and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting and cloud services businesses also rely on a limited number of suppliers for certain functions of these businesses, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on EMC, Hewlett Packard, NetApp, IBM and others for our hardware technology platforms.

Most of our third party software license support contracts expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third party software licenses are non-exclusive; therefore, our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us.

If any of our third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses or supply contracts, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. If the cost of licensing, purchasing or maintaining our third party intellectual property or technology significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our solutions, devices or services as a result of changes in third party suppliers could adversely affect our commitments to clients, future sales of solutions, devices and services, and negatively affect our revenue and operating earnings.

We may encounter difficulties in successfully completing the integration of our Cerner Health Services business into our business or fail to realize the anticipated benefits of the acquisition of the Cerner Health Services business. The integration of two independent businesses is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, solutions and personnel, the diversion of management’s attention from other business concerns, the expansion into markets in which we have little or no direct prior experience, and the potential inability to maintain the goodwill of existing clients. Potential difficulties that we may encounter as part of the integration process, which may preclude us from fully realizing the anticipated benefits of the acquisition, including the anticipated synergies, growth opportunities and cost savings, include, among other factors:

•	managing a larger company;

•
the possibility of faulty assumptions underlying expectations regarding the integration process, including known and unknown liabilities in the legacy Cerner Health Services business or arising out of the integration, or assumptions around client retention;

•	integrating two business cultures;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	integrating information systems, purchasing, accounting, finance, legal, sales, billing, payroll and regulatory compliance functions;

•	preserving client, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing "go forward" solutions under development and increasing revenues from existing marketed solutions;

•	combining the sales force territories and competencies associated with the sale of solutions and services presently sold or provided by legacy Cerner or the Cerner Health Services business;

•	integrating personnel from different businesses while maintaining focus on providing consistent, high-quality solutions and client support and attracting prospective clients;

•	integrating complex technologies and solutions from different businesses in a manner that is seamless to clients; and

•	performance shortfalls as a result of the diversion of management’s attention to the integration of the Cerner Health Services business.

If our management is unable to successfully integrate the Cerner Health Services business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Cerner Health Services acquisition, such anticipated benefits may not be realized fully or at all or may take longer to realize than expected. The significant diversion of our management’s attention away from the ongoing businesses, and any difficulties encountered in the transition and integration process, could adversely affect our financial results. Moreover, the failure to achieve the anticipated benefits of the Cerner Health Services acquisition could result in material increases in costs or material decreases in the amount of expected revenues. Any of the above difficulties could adversely affect our ability to maintain relationships with clients, partners, suppliers and associates or our ability to achieve the anticipated benefits of the Cerner Health Services acquisition, or could reduce our earnings or otherwise adversely affect our business, results of operations and financial condition.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks. In order to expand our solutions, device offerings and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, results of operations, financial condition or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of our management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition. Our business, results of operations, financial condition and outlook may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to manage our growth in the new markets in which we offer solutions, health care devices or services, our business, results of operations and financial condition could suffer. Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Over the past several years, we have engaged in the identification of, and competition for, growth and expansion opportunities in the areas of analytics, revenue cycle and population health. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage associates, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems for offerings in those areas. Difficulties in managing future growth in new markets could have a material adverse impact on our business, results of operations and financial condition.

We will continue to incur significant expenses in connection with the integration of the Cerner Health Services business into Cerner. As we work to integrate the business, we expect to continue to incur significant expenses relating to the integration of personnel, geographically diverse operations, information technology systems, accounting systems, clients, and strategic partners of each business and the implementation of consistent standards, policies, and procedures, and we may be subject to material write downs in assets and charges to earnings. The integration process will be long-term and will continue to create significant expenses.

Our work with government clients exposes us to additional risks inherent in the government contracting environment. Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the U.S., often reserve the right to audit our contracts and conduct inquiries and investigations of our business practices with respect to government contracts. U.S. government agencies conduct reviews and investigations and make inquiries regarding our systems in connection with our performance and business practices with respect to our government contracts. Negative findings from audits, investigations or inquiries could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time.

•
If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

•
U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

•
Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including allegations of improper or illegal activity, poor contract performance, deficiencies in services or other deliverables, or information security breaches, regardless of accuracy, may adversely affect our reputation.

•	Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate.

•
Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt constraints, such as those recently experienced in the U.S. and Europe, could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients, and could have a material adverse effect on our business, results of operations and financial condition.

There are risks associated with our outstanding and future indebtedness. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. These covenants include limitations on priority debt, liens, mergers, asset dispositions, and transactions with affiliates, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Risks Related to the Health Care Information Technology, Health Care Device, Health Care Transaction, Revenue Cycle Management and Population Health Management Industries

The health care industry is subject to changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase our costs to deliver compliant solutions and services. For example, the Health Insurance Portability and Accountability Act of 1996 (as modified by The Health Information Technology for Economic and Clinical Health Act (HITECH) provisions of the American Recovery and Reinvestment Act of 2009) (collectively, HIPAA) continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

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

The health care industry is highly regulated, and thus, we are subject to a number of laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition. As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by a number of U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is direct, to the extent that we are ourselves subject to these laws and regulations, and is also indirect, both in terms of the level of government reimbursement available to our clients and because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our solutions, devices and services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the U.S. and abroad, such as regulations in the areas of health care fraud, e-prescribing, claims processing and transmission, health care devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Health Care Fraud. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse perpetuated by health care providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, could require a costly response from us and could adversely affect our business, results of operations and financial condition.

Preparation, Transmission and Submission of Medical Claims for Reimbursement. Our solutions are capable of electronically transmitting claims for services and items rendered by a physician to many patients' payers for approval and reimbursement. We also provide revenue cycle management services to our clients that include the coding, preparation and submission of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission, submission and collection of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims preparation, transmission and submission services, since those services must be structured and provided in a way that supports our clients' HIPAA compliance obligations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

Implementation of ICD-10 Coding for Medical Coding. The Centers for Medicare & Medicaid Services (CMS) mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes on and after October 1, 2015. This mandate substantially increased the number of medical billing codes by which providers will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims submitted for services performed after October 1, 2015 must use ICD-10 codes or they may not be paid. Our efforts to provide services and solutions that enable our clients to comply with the ICD-10 mandate could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Regulation of Health Care Devices. The U.S. Food and Drug Administration (FDA) has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act (Act) and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or health care devices, our short and long term business plans for these solutions or health care devices could be delayed or canceled.

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

Security and Privacy of Patient Information. U.S. federal, state and local and foreign laws regulate the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. U.S. regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions may have similar or even stricter requirements related to the treatment of personal or patient information.

In the U.S., HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. Moreover, the HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

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

In Europe, we are subject to European Union (“EU”) data protection legislation, including the 1995 EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S. The EU directives establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards. Cerner had addressed these requirements by certification to the U.S. - EU and U.S. - Switzerland Safe Harbor Frameworks prior to such Frameworks being invalidated in October 2015 by the European Court of Justice. Although negotiations between the U.S. and the EU to establish a successor to the Safe Harbor Framework are underway, the outcome of those negotiations are uncertain. In the interim, we are pursuing alternative methods of compliance, but those methods may be subject to scrutiny by data protection authorities in European member states. On December 15, 2015, the European Parliament and the Council of the European Union (Council) reached a political agreement on the future EU data protection legal framework. Subject to formal adoption by the European Parliament in 2016, the General Data Protection Regulation (GDPR) will replace the 1995 Data Protection Directive. Although the final text of the GDPR has not yet been released, and minor modifications remain possible, it is expected that the regulation will have significant impacts on how businesses can collect and process the personal data of EU individuals. The GDPR is expected to become effective sometime in 2018, two years after its final adoption in 2016. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our solutions and could have a material adverse impact on our business, results of operations and financial condition.

Applicable statutes and regulations have granted broad enforcement powers to regulatory agencies to investigate and enforce our compliance with these privacy and security laws and regulations. Governmental enforcement personnel, particularly in the EU, have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

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

ARRA Meaningful Use Program. Various U.S. federal and state and non-U.S. government agencies are also developing standards for the use of information technology that could become mandatory in connection with health care services that are paid for by these agencies. For example, ARRA requires “meaningful use of certified electronic health record technology” by health care providers in order to receive stimulus funds from the U.S. federal government. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the Stage 1 and Stage 2 standards for certified health record technology, the regulatory standards to achieve certification continue to evolve, and we will face requirements in late 2016 and early 2017 to certify to the criteria edition applicable to Stage 3. We may incur increased development costs and delays in delivering solutions as we need to update our software, devices or health care devices to be in compliance with these varying and evolving standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices. Further, we bear potential financial risks where we have entered into agreements with clients to warrant their ability to meet future stage meaningful use certification requirements. While a client’s ability to meet future stage meaningful use attestation requirements may be dependent on such client’s ability to adopt, rollout and attain sufficient use of our certified solutions on a timely basis, we may face risks that come from issues in full adoption of our certified solutions, which in turn could lead to a client missing its attestation targets. These risks are enhanced when we are under agreements to provide application management services to our clients that place responsibilities on us for application configuration and implementation as a prerequisite to or impactful to meaningful use attainment ordinarily borne by the client in other circumstances.

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

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care devices and services to address areas such as analytics, transaction services, HCIT and device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the U.S. market and in recent years, the health care industry has been subject to increasing consolidation. If we are unable to recognize the impact of industry consolidation, falling costs and technological advancements in a timely manner, or we are too inflexible to rapidly adjust our business models, our prospects and financial results could be negatively affected materially.

Risks Related to Our Common Stock

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to U.S. federal, state or local regulations, availability of personnel resources or by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

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

Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions, new U.S. federal, state or local regulations related to our industry or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, articles or rumors about our performance or solutions, devices or services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, economic conditions and changes occurring in the securities markets in general and other factors, many of which are beyond our control. For instance, our quarterly operating results have varied in the past and may continue to vary in future periods, due to a number of reasons including, but not limited to, demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex and higher-priced systems, key management changes, accounting policy changes and other factors described herein. As a matter of policy, we do not generally comment on our stock price or rumors.

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

Our Directors have authority to issue preferred stock and our corporate governance documents contain anti-takeover provisions. Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future and issuances of preferred stock could be used to delay or hinder a change of control of the Company.

In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock or otherwise effect a change of control of the Company. These include provisions that provide for a classified board of directors, require advance notice of stockholder proposals at stockholder meetings, prohibit shareholders from taking action by written consent and restrict the ability of shareholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested shareholder for a period of three years from the date the person became an interested shareholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

Cautions about Forward-looking Statements

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission (SEC), communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. Any forward-looking statements made in this report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our properties consist mainly of owned and leased office and data center facilities.

Our corporate world headquarters is located in a Company-owned office park (the Headquarters Campus) in North Kansas City, Missouri. The Headquarters Campus and two other nearby locations, collectively contain approximately 2.22 million gross square feet of useable space situated on 278 acres of land. The Headquarters Campus and the nearby properties primarily house office space, but also include space for other business needs, such as our Healthe Clinic and our Headquarters Campus data centers.

Company-owned office space, known as the Innovation Campus, houses associates from our intellectual property organization and consists of 830,000 gross square feet of useable space located in Kansas City, Missouri.

Owned office space known as the Continuous Campus, houses associates who manage and support our clients' IT systems and consists of 650,000 gross square feet of useable space located in Kansas City, Kansas.

In connection with our acquisition of Siemens Health Services on February 2, 2015, we acquired approximately 110 acres of property in Malvern, Pennsylvania. This property includes approximately 675,000 gross square feet of office space, and a 100,000 square foot data center.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus and newly purchased office space in Lee’s Summit, Missouri, known as the Lee's Summit Tech Center. The Lee's Summit Tech Center consists of 550,000 gross square feet and houses data center space and certain third-party tenants in a multi-tenant office building.

We have purchased approximately 286 acres of land located in Kansas City, Missouri. This property, known as the Trails Campus, was acquired as a site for future office space development to further accommodate our anticipated growth. Construction on the Trails Campus began in November 2014. The first two phases of the project are expected to include approximately 985,000 gross square feet of office and warehouse space, and are expected to be complete in the second quarter of 2017.

As of the end of 2015, we leased additional domestic office space in the following locations:

• Brooklyn, New York	• Durham, North Carolina	• New York, New York
• Burlington, Vermont	• Franklin, Tennessee	• North Kansas City, Missouri
• Carlsbad, California	• Garden Grove, California	• Rochester, Minnesota
• Columbia, Missouri	• Kansas City, Missouri	• Salt Lake City, Utah
• Costa Mesa, California	• Mason, Ohio	• Tempe, Arizona
• Culver City, California	• Minneapolis, Minnesota	• Waltham, Massachusetts
• Denver, Colorado	• Nevada, Missouri	• Yardley, Pennsylvania
• Downington, Pennsylvania	• New Concord, Ohio

Globally, we also leased office space in the following locations:

• Abu Dhabi, United Arab Emirates	• Gmund, Austria	• Oviedo, Spain
• Augsburg, Germany	• Gothenburg, Sweden	• Paris, France
• Bangalore, India	• Hamburg, Germany	• Perth, Australia
• Berlin, Germany	• Idstein, Germany	• Peterborough, Ontario, Canada
• Brasov, Romania	• Kolkata, India	• Riyadh, Saudi Arabia
• Brisbane, Australia	• Kosice, Slovakia	• Sao Paulo, Brazil
• Cairo, Egypt	• Kuala Lumpur, Malaysia	• Singapore
• Doha, Qatar	• Lisbon, Portugal	• St. Wolfgang, Germany
• Dubai, United Arab Emirates	• London, England	• Sydney, Australia
• Dublin, Ireland	• Madrid, Spain	• The Hague, Netherlands
• Erlangen, Germany	• Malmo, Sweden	• Toronto, Ontario, Canada
• Essen, Germany	• Melbourne, Australia	• Upplands Vasby, Sweden
• Frankfurt, Germany	• Murcia, Spain	• Vienna, Austria
• Getafe, Spain	• Oslo, Norway

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2015 and 2014 as reported by the NASDAQ Global Select Market.

	2015			2014

	High	Low	Last	High	Low	Last

First Quarter	$74.83	$63.19	$72.77	$63.07	$51.65	$56.15
Second Quarter	75.72	65.67	68.48	56.94	48.39	51.27
Third Quarter	75.00	57.42	61.34	60.07	50.30	58.66
Fourth Quarter	68.31	55.82	60.17	66.45	55.75	65.03

At February 12, 2016, there were approximately 960 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2015:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
October 4, 2015 - October 31, 2015	—	—	—	$145,000,000
November 1, 2015 - November 28, 2015	2,481,853	$58.40	2,481,853	—
November 29, 2015 - January 2, 2016	8,868	59.94	—	—
Total	2,490,721	$58.41	2,481,853

(a)
Of the 2,490,721 shares of common stock, par value $0.01 per share, presented on the table above, 8,868 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the Omnibus Plan). The Omnibus Plan allows for the withholding of shares to satisfy minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on September 8, 2015, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $245 million of our common stock, excluding transaction costs. During 2015, the Company repurchased 4.1 million shares for total consideration of $245 million pursuant to a Rule 10b5-1 plan. As of January 2, 2016, the program was complete.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	2015	2014	2013	2012	2011
	(1)(2)	(1)(3)	(1)(4)	(1)	(1)

Statement of Operations Data:
Revenues	$4,425,267	$3,402,703	$2,910,748	$2,665,436	$2,203,153
Operating earnings	781,136	763,084	576,012	571,662	459,798
Earnings before income taxes	781,380	774,174	588,054	587,708	469,694
Net earnings	539,362	525,433	398,354	397,232	306,627

Earnings per share:
Basic	1.57	1.54	1.16	1.16	0.91
Diluted	1.54	1.50	1.13	1.13	0.88

Weighted average shares outstanding:
Basic	343,178	342,150	343,636	341,861	337,267
Diluted	350,908	350,386	352,281	351,394	347,734

Balance Sheet Data:
Working capital	$1,049,967	$1,714,471	$1,121,276	$1,210,394	$1,063,593
Total assets	5,561,984	4,530,565	4,098,364	3,704,468	3,000,358
Long-term debt and capital lease obligations, excl. current installments	563,353	62,868	111,717	136,557	86,821
Shareholders' equity	3,870,384	3,565,968	3,167,664	2,833,650	2,310,681

(1)	Includes share-based compensation expense. The impact of this expense is as follows:

(In thousands, except share data)	2015	2014	2013	2012	2011

Total share-based compensation expense	$74,926	$62,965	$48,954	$38,112	$29,479
Amount of related income tax benefit	(23,435)	(22,101)	(18,607)	(14,578)	(11,256)
Net impact on earnings	$51,491	$40,864	$30,347	$23,534	$18,223

Decrease to diluted earnings per share	$0.15	$0.12	$0.09	$0.07	$0.05

(2)
Includes pre-tax charges for amortization of acquisition-related intangibles of $79 million and acquisition costs and related adjustments of $46 million, both associated with our acquisition and integration of the Cerner Health Services business, as well as costs related to our voluntary separation plan of $46 million.

(3)	Includes $16 million of pre-tax acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business.

(4)	Includes a pre-tax settlement charge of $106 million, as further described in Note 10 of the notes to consolidated financial statements.

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2015 and 2013 each consisted of 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015. The additional week in fiscal 2014 impacts the results of operations discussion below. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 20,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 17% or more over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens AG's health information technology business unit, Siemens Health Services, as further described in Note (2) of the notes to consolidated financial statements. The acquired business (now referred to as "Cerner Health Services") offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions are offered on the Soarian, Invision, and i.s.h.med platforms, among others. Cerner Health Services also offers a range of complementary services including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities.

The addition of this business has a significant impact on the comparability of our 2015 consolidated financial statements in relation to the comparative periods presented herein.

Results Overview

The Company delivered strong levels of bookings, revenues, earnings and operating cash flows in 2015.

New business bookings revenue in 2015, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $5.4 billion, which is an increase of 28% compared to $4.3 billion in 2014.

Revenues for 2015 increased 30% to $4.4 billion compared to $3.4 billion in 2014. Our fiscal year 2015 revenues include approximately $930 million attributable to the acquired Cerner Health Services business. The remaining year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements; contributions from Cerner ITWorks and revenue cycle solutions and services; and attaining new clients.

Our 2015 net earnings were $539 million compared to $525 million in 2014. Diluted earnings per share were $1.54 in 2015 compared to $1.50 in 2014. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues, partially offset by elevated operating expenses, which included costs associated with the acquisition and integration of the Cerner Health Services business, and our voluntary separation plan, as discussed further below.

The 2015 and 2014 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the 2015 net earnings and diluted earnings per share by $51 million and $0.15, respectively, and the 2014 net earnings and diluted earnings per share by $41 million and $0.12, respectively.

The 2015 net earnings and diluted earnings per share also reflect the impact of amortization of acquisition-related intangibles and acquisition costs and related adjustments, both associated with our acquisition and integration of the Cerner Health Services business, as well as costs related to the voluntary separation plan, as further described in Note (1) of the notes to consolidated financial statements. Amortization of acquisition-related intangibles related to the Cerner Health Services business reduced 2015 net earnings and diluted earnings per share by $54 million and $0.15, respectively. Acquisition costs and related adjustments related to the Cerner Health Services business reduced 2015 net earnings and diluted earnings per share by $31 million and $0.09, respectively. Costs related to the voluntary separation plan reduced net earnings and diluted earnings per share by $31 million and $0.09, respectively.

The 2014 net earnings and diluted earnings per share also reflect the impact of acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business, which reduced net earnings and diluted earnings per share by $10 million and $0.03, respectively.

We had cash collections of receivables of $4.4 billion in 2015 compared to $3.5 billion in 2014. Days sales outstanding was 80 days for the 2015 fourth quarter compared to 85 days for the 2015 third quarter and 66 days for the 2014 fourth quarter. Operating cash flows for 2015 were strong at $948 million compared to $847 million in 2014.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1 "Business," which is incorporated herein by reference.

Results of Operations
Fiscal Year 2015 Compared to Fiscal Year 2014

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$1,281,890	29%	$945,858	28%	36%
Support and maintenance	975,701	22%	724,840	21%	35%
Services	2,094,874	47%	1,642,119	48%	28%
Reimbursed travel	72,802	2%	89,886	3%	(19)%

Total revenues	4,425,267	100%	3,402,703	100%	30%

Costs of revenue
Costs of revenue	750,781	17%	604,377	18%	24%

Total margin	3,674,486	83%	2,798,326	82%	31%

Operating expenses
Sales and client service	1,838,600	42%	1,395,568	41%	32%
Software development	539,799	12%	392,805	12%	37%
General and administrative	423,424	10%	233,393	7%	81%
Amortization of acquisition-related intangibles	91,527	2%	13,476	—%	579%

Total operating expenses	2,893,350	65%	2,035,242	60%	42%

Total costs and expenses	3,644,131	82%	2,639,619	78%	38%

Operating earnings	781,136	18%	763,084	22%	2%

Other income, net	244		11,090
Income taxes	(242,018)		(248,741)

Net earnings	$539,362		$525,433		3%
Revenues & Backlog
Revenues increased 30% to $4.4 billion in 2015, as compared to $3.4 billion in 2014.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 36% to $1.3 billion in 2015 from $946 million in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 35% to $976 million in 2015 compared to $725 million in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 28% to $2.1 billion in 2015 from $1.6 billion in 2014. This increase was driven by contributions from the Cerner Health Services business.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 34% to $14.2 billion in 2015 compared to $10.6 billion in 2014. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms, coupled with contributions from the Cerner Health Services business.

Costs of Revenue
Cost of revenues as a percentage of total revenues was 17% in 2015 compared to 18% in 2014. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 42% to $2.9 billion in 2015, compared with $2.0 billion in 2014.

•
Sales and client service expenses as a percent of total revenues were 42% in 2015, compared to 41% in 2014. These expenses increased 32% to $1.8 billion in 2015, from $1.4 billion in 2014. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed service business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase was primarily driven by the addition of the Cerner Health Services business.

•
Software development expenses as a percent of revenue were 12% in 2015 and 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. Software development expenses in 2015 also include expenditures related to Cerner Health Services solutions. A summary of our total software development expense in 2015 and 2014 is as follows:

	For the Years Ended
(In thousands)	2015	2014

Software development costs	$685,260	$467,158
Capitalized software costs	(262,177)	(175,262)
Capitalized costs related to share-based payments	(2,479)	(2,538)
Amortization of capitalized software costs	119,195	103,447

Total software development expense	$539,799	$392,805

•
General and administrative expenses as a percent of total revenues were 10% in 2015, compared to 7% in 2014. These expenses increased 81% to $423 million in 2015, from $233 million in 2014. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses was primarily driven by the addition of the Cerner Health Services business. General and administrative expenses in 2015 and 2014 include acquisition costs and related adjustments associated with our Cerner Health Services business of $46 million and $16 million, respectively. General and administrative expenses in 2015 also include $46 million of costs associated with our voluntary separation plan. We expect acquisition costs and related adjustments to significantly decline in future periods. At the end of 2015, our voluntary separation plan was complete. Refer to Note (1) of the notes to consolidated financial statements for further detail regarding the voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 579% to $92 million in 2015, from $13 million in 2014. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles was driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income was less than $1 million in 2015 compared to $11 million in 2014. This decline is primarily due to increased interest expense as a result of the issuance of Senior Notes in January 2015, as further discussed in Note (9) of the notes to consolidated financial statements. Interest income also declined in 2015 due to lower average investment balances throughout the year. Refer to Note (11) of the notes to consolidated financial statements for further detail on the composition of other income.

•
Our effective tax rate was 31% in 2015 compared to 32% in 2014. The rates include net favorable permanent differences recognized in both periods. Refer to Note (12) of the notes to consolidated financial statements for further information regarding our effective tax rate.

The research and development credit expired on December 31, 2013, but in the fourth quarter of 2014, was retroactively reinstated from January 1, 2014 to December 31, 2014. We recognized the research and development tax credit related to 2014 in the fourth quarter of 2014. In the fourth quarter of 2015, the research and development credit was made permanent for amounts paid or incurred after December 31, 2014. We recognized the research and development tax credit related to 2015 in the fourth quarter of 2015.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (18) of the notes to consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the years ended 2015 and 2014:

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change

Domestic Segment
Revenues	$3,904,454	100%	$3,021,790	100%	29%
Costs of revenue	651,826	17%	542,210	18%	20%
Operating expenses	1,577,594	40%	1,163,413	39%	36%
Total costs and expenses	2,229,420	57%	1,705,623	56%	31%

Domestic operating earnings	1,675,034	43%	1,316,167	44%	27%

Global Segment
Revenues	520,813	100%	380,913	100%	37%
Costs of revenue	98,955	19%	62,167	16%	59%
Operating expenses	233,047	45%	182,965	48%	27%
Total costs and expenses	332,002	64%	245,132	64%	35%

Global operating earnings	188,811	36%	135,781	36%	39%

Other, net	(1,082,709)		(688,864)		57%

Consolidated operating earnings	$781,136		$763,084		2%
Domestic Segment

•	Revenues increased 29% to $3.9 billion in 2015 from $3.0 billion in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 17% of revenues in 2015 compared to 18% in 2014. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•	Operating expenses were 40% of revenues in 2015 compared to 39% in 2014. The slight increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•	Revenues increased 37% to $521 million in 2015 from $381 million in 2014. This increase was driven by contributions from the Cerner Health Services business.

•
Cost of revenues was 19% of revenues in 2015 compared to 16% of revenues in 2014. The higher cost of revenues in 2015 was primarily driven by a higher amount of third party resources utilized for support and services.

•	Operating expenses increased 27% to $233 million in 2015 from $183 million in 2014, due primarily to the addition of the Cerner Health Services business.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 57% to $1.1 billion in 2015 from $689 million in 2014. This increase is primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, 2015 includes amortization of acquisition-related intangibles associated with our Cerner Health Services business, acquisition costs and related adjustments, and costs related to our voluntary separation plan of $79 million, $46 million, and $46 million, respectively. Our 2014 fiscal year includes acquisition costs and related adjustments of $16 million.

Fiscal Year 2014 Compared to Fiscal Year 2013

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change
Revenues
System sales	$945,858	28%	$847,809	29%	12%
Support and maintenance	724,840	21%	661,979	23%	9%
Services	1,642,119	48%	1,330,851	46%	23%
Reimbursed travel	89,886	3%	70,109	2%	28%

Total revenues	3,402,703	100%	2,910,748	100%	17%

Costs of revenue
Costs of revenue	604,377	18%	514,722	18%	17%

Total margin	2,798,326	82%	2,396,026	82%	17%

Operating expenses
Sales and client service	1,395,568	41%	1,173,051	40%	19%
Software development	392,805	12%	338,786	12%	16%
General and administrative	233,393	7%	295,383	10%	(21)%
Amortization of acquisition-related intangibles	13,476	—%	12,794	—%	5%

Total operating expenses	2,035,242	60%	1,820,014	63%	12%

Total costs and expenses	2,639,619	78%	2,334,736	80%	13%

Operating earnings	763,084	22%	576,012	20%	32%

Other income, net	11,090		12,042
Income taxes	(248,741)		(189,700)

Net earnings	$525,433		$398,354		32%

Revenues & Backlog
Revenues increased 17% to $3.4 billion in 2014, as compared to $2.9 billion in 2013.

•
System sales increased 12% to $946 million in 2014 from $848 million in 2013. The increase in system sales was primarily driven by strong growth in software and subscriptions of $65 million and $23 million, respectively.

•
Support and maintenance revenues increased 9% to $725 million in 2014 compared to $662 million in 2013. This increase was attributable to continued success at selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue increased 23% to $1.6 billion in 2014 from $1.3 billion in 2013. This increase was driven by growth in CernerWorks managed services of $70 million as a result of continued demand for our hosting services and a $241 million increase in professional services due to increased implementation and consulting activities.

Revenue backlog increased 19% to $10.6 billion in 2014 compared to $8.9 billion in 2013. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms.
Costs of Revenue
Cost of revenues as a percentage of total revenues was 18% of total revenues in both 2014 and 2013.
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

•
Software development expenses as a percent of revenue were 12% in 2014 and 2013. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, and population health solutions. A summary of our total software development expense in 2014 and 2013 is as follows:

	For the Years Ended
(In thousands)	2014	2013

Software development costs	$467,158	$418,747
Capitalized software costs	(175,262)	(172,211)
Capitalized costs related to share-based payments	(2,538)	(2,438)
Amortization of capitalized software costs	103,447	94,688

Total software development expense	$392,805	$338,786

•
General and administrative expenses as a percent of total revenues were 7% in 2014, compared to 10% in 2013. These expenses decreased 21% to $233 million in 2014 from $295 million in 2013. The 2013 amount includes a $106 million settlement charge, as further described in Note (10) of our notes to consolidated financial statements. The decrease of $62 million was primarily driven by the 2013 settlement charge, offset by $16 million of acquisition costs related to the acquisition of Siemens Health Services and a $15 million increase in corporate personnel costs, as we increased such personnel to support our overall revenue growth.

•	Amortization of acquisition-related intangibles was approximately $13 million in both 2014 and 2013.

Non-Operating Items

•	Other income was $11 million in 2014 and $12 million in 2013. Refer to Note (11) of the notes to consolidated financial statements for further detail on the composition of other income.

•
Our effective tax rate was 32% in both 2014 and 2013. The rates include net favorable permanent differences recognized in both periods. Refer to Note (12) of the notes to consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the years ended 2014 and 2013:

(In thousands)	2014	% of Revenue	2013	% of Revenue	% Change

Domestic Segment
Revenues	$3,021,790	100%	$2,550,115	100%	18%
Costs of revenue	542,210	18%	458,540	18%	18%
Operating expenses	1,163,413	39%	977,334	38%	19%
Total costs and expenses	1,705,623	56%	1,435,874	56%	19%

Domestic operating earnings	1,316,167	44%	1,114,241	44%	18%

Global Segment
Revenues	380,913	100%	360,633	100%	6%
Costs of revenue	62,167	16%	56,182	16%	11%
Operating expenses	182,965	48%	155,093	43%	18%
Total costs and expenses	245,132	64%	211,275	59%	16%

Global operating earnings	135,781	36%	149,358	41%	(9)%

Other, net	(688,864)		(687,587)		—%

Consolidated operating earnings	$763,084		$576,012		32%
Domestic Segment

•	Revenues increased 18% to $3.0 billion in 2014 from $2.6 billion in the same period in 2013. This increase was driven by growth across most of our business.

•	Cost of revenues was 18% of revenues in both 2014 and 2013.

•	Operating expenses increased 19% to $1.2 billion in 2014, from $977 million in 2013, due primarily to an increase in personnel expenses.

Global Segment

•
Revenues increased 6% to $381 million in 2014 from $361 million in 2013. This increase was primarily driven by increases in managed services and professional services of $11 million and $13 million, respectively, partially offset by a decline in software revenues of $7 million.

•	Cost of revenues was 16% of revenues in 2014 and 2013.

•	Operating expenses increased 18% to $183 million in 2014 from $155 million in 2013, due primarily to increases in personnel expense and bad debt expense of $14 million and $7 million, respectively.
Other, net
These expenses were $689 million in 2014 compared to $688 million in 2013. The 2013 amount includes a $106 million settlement charge, as further described in Note (10) of our notes to consolidated financial statements. The 2013 settlement charge was offset primarily by increases in personnel expenses and acquisition costs of $57 million and $16 million, respectively, in 2014.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2015, we had cash and cash equivalents of $402 million and short-term investments of $111 million, as compared to cash and cash equivalents of $635 million and short-term investments of $786 million at the end of 2014. We utilized a large amount of cash and investments to fund the acquisition of the Cerner Health Services business in February 2015.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside the U.S. held approximately 35% of our aggregate cash, cash equivalents and short-term investments at January 2, 2016. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of the end of 2015, we had no outstanding borrowings under this facility; however, we had $16 million of outstanding letters of credit, which reduced our available borrowing capacity to $84 million. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding our credit facility.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2016.
The following table summarizes our cash flows in 2015, 2014 and 2013:

	For the Years Ended
(In thousands)	2015	2014	2013

Cash flows from operating activities	$947,526	$847,027	$695,865
Cash flows from investing activities	(1,405,943)	(284,567)	(688,429)
Cash flows from financing activities	236,249	(120,324)	(119,389)
Effect of exchange rate changes on cash	(10,913)	(9,310)	(2,790)
Total change in cash and cash equivalents	(233,081)	432,826	(114,743)

Cash and cash equivalents at beginning of period	635,203	202,377	317,120

Cash and cash equivalents at end of period	$402,122	$635,203	$202,377

Free cash flow (non-GAAP)	$320,738	$392,643	$168,339

Cash from Operating Activities

	For the Years Ended
(In thousands)	2015	2014	2013

Cash collections from clients	$4,419,650	$3,480,591	$3,050,633
Cash paid to employees and suppliers and other	(3,340,551)	(2,483,559)	(2,172,418)
Cash paid for interest	(13,164)	(5,682)	(6,973)
Cash paid for taxes, net of refunds	(118,409)	(144,323)	(175,377)

Total cash from operations	$947,526	$847,027	$695,865
Cash flow from operations increased $100 million in 2015 compared to 2014, due primarily to an increase in cash impacting earnings. Operating cash flows in 2015 include payments in connection with our voluntary separation program and acquisition and related costs associated with our acquisition of the Cerner Health Services business of $46 million and $46 million, respectively. Operating cash flows in 2014 included payments in connection with our acquisition of the Cerner Health Services business of $16 million. Disclosure of the operating cash flow contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas. Cash flow from operations increased $151 million in 2014 compared to 2013, due primarily to 2013 including a payment related to the previously mentioned settlement charge, along with an increase in 2014 of cash impacting earnings. During 2015, 2014 and 2013, we received total client cash collections of $4.4 billion, $3.5 billion and $3.1 billion, respectively. Days sales outstanding was 80 days in the fourth quarter of 2015, compared to 85 days for the 2015 third quarter and 66 days for the 2014 fourth quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	For the Years Ended
(In thousands)	2015	2014	2013

Capital purchases	$(362,132)	$(276,584)	$(352,877)
Capitalized software development costs	(264,656)	(177,800)	(174,649)
Sales and maturities of investments, net of purchases	720,406	190,810	(36,221)
Acquisition of businesses, net of cash acquired	(1,478,129)	(7,476)	(67,877)
Purchases of other intangibles	(21,432)	(13,517)	(56,805)

Total cash flows from investing activities	$(1,405,943)	$(284,567)	$(688,429)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.
Our capital spending in 2015 was driven by capitalized equipment purchases primarily to support growth in our CernerWorks managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending is expected to increase in 2016 in excess of $100 million, primarily driven by an increase in spending on our Trails Campus and ongoing investments in growth initiatives.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2014 activity is impacted by a change in investment mix, whereas we invested more heavily in cash equivalents versus short-term and long-term investments, as we prepared to fund our acquisition of the Cerner Health Services business in February 2015. The increase in net cash from investments in 2015 is due to the use of proceeds from additional investment sales and maturities to partially fund our acquisition of the Cerner Health Services business. We expect 2016 to reflect net purchases of investments, as we expect strong levels of cash flow.
During 2015, we paid cash to acquire the Cerner Health Services business and the Lee's Summit Tech Center of $1.39 billion and $85 million, respectively. In 2014, we acquired 100% of the outstanding membership interests of InterMedHx, LLC for $7 million. In 2013, we acquired the net assets of Kaufman & Keen, LLC (doing business as PureWellness) and 100% of the outstanding stock of Labotix Corporation for an aggregate of $68 million, net of cash acquired. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. Refer to Note (2) of the notes to consolidated financial statements for additional information regarding our business acquisitions.
Cash from Financing Activities

	For the Years Ended
(In thousands)	2015	2014	2013

Long-term debt issuance	$500,000	$—	$—
Repayment of long-term debt and capital lease obligations	(14,325)	(14,930)	(24,700)
Cash from option exercises (including excess tax benefits)	107,434	71,411	71,330
Treasury stock purchases	(345,057)	(217,082)	(170,042)
Contingent consideration payments for acquisition of businesses	(11,012)	(10,617)	(800)
Cash grants	—	48,000	—
Other, net	(791)	2,894	4,823

Total cash flows from financing activities	$236,249	$(120,324)	$(119,389)

In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. Refer to Note (9) of the notes to condensed consolidated financial statements for additional information regarding the Senior Notes.
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2016 based on the number of exercisable options at the end of 2015 and our current stock price.
During 2015, 2014 and 2013, we purchased 5.7 million shares of our common stock for total consideration of $345 million, 4.1 million shares of our common stock for total consideration of $217 million, and 3.6 million shares of our common stock for total consideration of $170 million, respectively. At the end of 2015, all repurchase programs were complete. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our share repurchase programs.
During 2015, we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness). In 2014, we paid $11 million of the contingent consideration related to our acquisition of PureWellness. We expect additional contingent consideration payments in 2016 related to our acquisitions of the Lee's Summit Tech Center and InterMedHx. Refer to Note (2) of the notes to consolidated financial statements for additional information regarding our contingent consideration arrangements.
In January 2014 we received $48 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus. Refer to Note (16) of the notes to consolidated financial statements for additional information.

Free Cash Flow

	For the Years Ended
(In thousands)	2015	2014	2013

Cash flows from operating activities (GAAP)	$947,526	$847,027	$695,865
Capital purchases	(362,132)	(276,584)	(352,877)
Capitalized software development costs	(264,656)	(177,800)	(174,649)

Free cash flow (non-GAAP)	$320,738	$392,643	$168,339

Free cash flow decreased $72 million in 2015, compared to 2014. This decrease is due to higher levels of both capital spending to support our growth initiatives and facilities requirements, and capitalized spending to support our ongoing software development initiatives, partially offset by an increase in cash flows from operations. Free cash flow increased $224 million in 2014, compared to 2013. This increase is largely due to an increase in cash flows from operations combined with a decrease in capital purchases, primarily due to the completion of construction on our Continuous Campus. Free cash flow for 2013 also includes a payment related to the settlement charge, described in Note (10) of our notes to consolidated financial statements. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2015, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2016	2017	2018	2019	2020	2021 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$—	$2,500	$—	$—	$1,100	$509,850	$513,450
Interest on long-term debt obligations	15,588	16,099	16,474	16,714	16,892	46,391	128,158
Capital lease obligations	41,797	23,035	14,225	10,016	3,343	—	92,416
Interest on capital lease obligations	2,248	1,236	654	254	27	—	4,419

Other obligations:
Operating lease obligations	26,436	25,076	20,290	15,390	9,757	15,875	112,824
Purchase obligations	77,610	57,981	24,454	9,601	3,927	6,000	179,573

Total	$163,679	$125,927	$76,097	$51,975	$35,046	$578,116	$1,030,840
(a) At the end of 2015, liabilities for unrecognized tax benefits were $5 million.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2015, 2014 and 2013 were not significant.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, potential impairments of goodwill, and income taxes. These accounting policies and our procedures related to these accounting policies are described in detail below and under specific areas within this MD&A. In addition, Note (1) to the consolidated financial statements expands upon discussion of our accounting policies.

Revenue Recognition
We recognize revenue within our multiple element arrangements, including software and software-related services, using the residual method. Key factors in our revenue recognition model are our assessments that implementation services are not essential to the functionality of our software, we can establish vendor specific objective evidence (VSOE) of fair value for any undelivered elements, and the length of time it takes for us to achieve the delivery and implementation milestones for our licensed software. If our business model were to change such that implementation services are deemed to be essential to the functionality of our software, the period of time over which our licensed software revenue would be recognized would lengthen. If VSOE of fair value cannot be established for both the implementation services and the support services, the entire arrangement fee is recognized ratably over the period during which the implementation services are expected to be performed or the support period, whichever is longer, beginning with delivery of the software, provided that all other revenue recognition criteria are met.

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

Goodwill
Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment as of the second quarters of 2015 and 2014 and concluded that goodwill was not impaired. The assessments consisted of a qualitative analysis in accordance with Accounting Standards Update 2011-08, Testing for Goodwill Impairment. A key consideration in conducting those analyses was the significant growth in both the revenues and operating earnings of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2011, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2011. Goodwill amounted to $799 million and $321 million at the end of 2015 and 2014, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily changes in LIBOR, related to our Series 2015-C Notes issued in January 2015. As of January 2, 2016, the interest rate for the current interest period on our Series 2015-C Notes was 1.36%, based on the three-month floating LIBOR rate. Based on our balance of $75 million of Series 2015-C Notes as of January 2, 2016, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of less than $1 million.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through January 2, 2016 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

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

b)	Management's Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). The Company’s management has concluded that, as of January 2, 2016, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

c)	Changes in Internal Control over Financial Reporting.

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during the next fiscal year. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the year ended January 2, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

d)	Limitations on Controls.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Information Concerning Directors,” “Certain Transactions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance: Code of Business Conduct and Ethics” and “Committees of the Board: Audit Committee” set forth in the Company's definitive proxy statement related to its 2016 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof.

The information required by this Item 10 regarding our Executive Officers is set forth under the caption “Executive Officers of the Registrant” in Part I above.

Item 11. Executive Compensation

The information under “Committees of the Board: Compensation Committee,” "Director Compensation," "2015 Director Compensation Table," "Compensation Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "2015 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2015 Fiscal Year-End," "2015 Option Exercises and Stock Vested," "Employment Agreements & Potential Payments Under Termination or Change in Control" and "Compensation Committee Interlocks and Insider Participation" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our common stock that may be issued under our equity compensation plans as of January 2, 2016:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	24,824	$34.46	20,091
Equity compensation plans not approved by security holders	—	—	—

Total	24,824		20,091

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

The information under “Security Ownership of Certain Beneficial Owners and Management” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “Certain Transactions” and "Meetings of the Board and Committees" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Relationship with Independent Registered Public Accounting Firm” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements and Exhibits

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of January 2, 2016 and January 3, 2015

Consolidated Statements of Operations -Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Consolidated Statements of Comprehensive Income - Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Consolidated Statements of Cash Flows - Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Consolidated Statements of Changes in Shareholders' Equity - Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Notes to Consolidated Financial Statements

(2)	See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Date: February 17, 2016	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	February 17, 2016
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	February 17, 2016
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	February 17, 2016
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 17, 2016
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 17, 2016
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese, M.D.	February 17, 2016
Denis A. Cortese, M.D., Director

/s/ John C. Danforth	February 17, 2016
John C. Danforth, Director

/s/ Mitchell E. Daniels	February 17, 2016
Mitchell E. Daniels, Director

/s/ Linda M. Dillman	February 17, 2016
Linda M. Dillman, Director

/s/ William B. Neaves	February 17, 2016
William B. Neaves, Ph.D., Director

/s/ William D. Zollars	February 17, 2016
William D. Zollars, Director

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3.1	Third Restated Certificate of Incorporation dated September 12, 2013	10-K	3(a)	2/11/2015

3.2	Amended & Restated Bylaws as of September 16, 2008 (as amended March 31, 2010, March 9, 2011 and December 23, 2013)	8-K	3.2	12/23/2013

4	Specimen stock certificate	10-K	4(a)	2/28/2007 000-15386/07658265

10.1*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 000-15386/07658265

10.2*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010 000-15386/10875957

10.3*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008 000-15386/08646565

10.4*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001 000-15386/1586224

10.5*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001 000-15386/1586224

10.6*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 000-15386/1603080

10.7*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 000-15386/05688830

10.8*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 000-15386/051193974

10.9*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 000-15386/05688830

10.10*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 000-15386/05688830

10.11*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010 000-15386/10879084

10.12*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 000-15386/08646565

10.13*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 000-15386/08646565

10.14*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015)	8-K	10.2	5/27/2015

10.15*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.1	7/27/2012

10.16*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013

10.17*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013

10.18*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	S-8	4.6	5/27/2011 333-174568/11877216

10.19*	Cerner Corporation Performance-Based Compensation Plan (as Amended and Restated May 22, 2015)	8-K	10.1	5/27/2015

10.20*	Form of 2015 Executive Performance Agreement	10-Q	10.1	5/8/2015

10.21*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008 000-15386/08646565

10.22*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated Effective January 4, 2015	10-K	10.23	2/11/2015

10.23*	Exhibit A Severance Matrix, effective April 1, 2011 to the Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated dated August 15, 2010	10-Q	10(a)	4/29/2011 000-15386/11794978

10.24*	Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal L. Patterson dated July 24, 2013	10-Q	10.1	7/26/2013

10.25*	Amendment No. 1 to Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal Patterson dated October 28, 2015				X

10.26	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010 000-153866/10543089

10.27	Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated July 30, 2013	8-K	10.1	8/1/2013

10.28	First Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated December 23, 2013	10-K	10.28	2/11/2015

10.29	Second Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated October 16, 2014	10-K	10.29	2/11/2015

10.30	Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated August 5, 2014	10-Q	2.1	10/24/2014

10.31	Amendment Agreement to the Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated February 2, 2015	8-K	10.1	2/2/2015

10.32	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014

10.33	Third Amended and Restated Credit Agreement, dated October 30, 2015, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A. and Commerce Bank, N.A.	8-K	10.1	11/3/2015
21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
* Indicates a management contract or compensatory plan or arrangement required to be identified by Part IV, Item 15(a)(3).

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this annual report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited Cerner Corporation and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cerner Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cerner Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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
In our opinion, Cerner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended January 2, 2016, and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Kansas City, Missouri
February 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016 expressed an unqualified opinion on the effectiveness of Cerner Corporation and subsidiaries’ internal control over financial reporting.

/s/KPMG LLP
Kansas City, Missouri
February 17, 2016

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of January 2, 2016 and January 3, 2015

(In thousands, except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$402,122	$635,203
Short-term investments	111,059	785,663
Receivables, net	1,034,084	672,778
Inventory	15,788	23,789
Prepaid expenses and other	264,780	209,278
Deferred income taxes, net	—	22,075
Total current assets	1,827,833	2,348,786

Property and equipment, net	1,309,214	924,260
Software development costs, net	562,559	420,199
Goodwill	799,182	320,538
Intangible assets, net	688,058	126,636
Long-term investments	173,073	231,147
Other assets	202,065	158,999

Total assets	$5,561,984	$4,530,565

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$215,510	$160,285
Current installments of long-term debt and capital lease obligations	41,797	67,460
Deferred revenue	278,443	209,655
Accrued payroll and tax withholdings	184,225	140,230
Other accrued expenses	57,891	56,685
Total current liabilities	777,866	634,315

Long-term debt and capital lease obligations	563,353	62,868
Deferred income taxes and other liabilities	324,516	256,601
Deferred revenue	25,865	10,813
Total liabilities	1,691,600	964,597

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 350,323,367 shares issued at January 2, 2016 and 346,985,811 shares issued at January 3, 2015	3,503	3,470
Additional paid-in capital	1,075,782	933,446
Retained earnings	3,457,843	2,918,481
Treasury stock, 10,364,691 shares at January 2, 2016 and 4,652,515 shares at January 3, 2015	(590,390)	(245,333)
Accumulated other comprehensive loss, net	(76,354)	(44,096)
Total shareholders’ equity	3,870,384	3,565,968

Total liabilities and shareholders’ equity	$5,561,984	$4,530,565

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013

	For the Years Ended
(In thousands, except per share data)	2015	2014	2013

Revenues:
System sales	$1,281,890	$945,858	$847,809
Support, maintenance and services	3,070,575	2,366,959	1,992,830
Reimbursed travel	72,802	89,886	70,109

Total revenues	4,425,267	3,402,703	2,910,748
Costs and expenses:
Cost of system sales	430,335	314,089	302,374
Cost of support, maintenance and services	247,644	200,402	142,239
Cost of reimbursed travel	72,802	89,886	70,109
Sales and client service	1,838,600	1,395,568	1,173,051
Software development (Includes amortization of $119,195, $103,447 and $94,688, respectively)	539,799	392,805	338,786
General and administrative	423,424	233,393	295,383
Amortization of acquisition-related intangibles	91,527	13,476	12,794

Total costs and expenses	3,644,131	2,639,619	2,334,736

Operating earnings	781,136	763,084	576,012

Other income, net	244	11,090	12,042

Earnings before income taxes	781,380	774,174	588,054
Income taxes	(242,018)	(248,741)	(189,700)

Net earnings	$539,362	$525,433	$398,354

Basic earnings per share	$1.57	$1.54	$1.16
Diluted earnings per share	$1.54	$1.50	$1.13
Basic weighted average shares outstanding	343,178	342,150	343,636
Diluted weighted average shares outstanding	350,908	350,386	352,281
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013

	For the Years Ended
(In thousands)	2015	2014	2013

Net earnings	$539,362	$525,433	$398,354
Foreign currency translation adjustment and other (net of tax benefits of $3,201, $1,111 and $3,604, respectively)	(32,171)	(30,145)	(8,185)
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefits) of $(46), $(331) and $10, respectively)	(87)	(522)	11

Comprehensive income	$507,104	$494,766	$390,180
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013

	For the Years Ended
(In thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$539,362	$525,433	$398,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	452,225	302,353	263,538
Share-based compensation expense	70,121	59,292	46,295
Provision for deferred income taxes	65,245	106,905	(22,647)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(160,124)	(74,786)	(9,599)
Inventory	12,951	8,117	(8,111)
Prepaid expenses and other	(55,363)	(14,625)	(36,038)
Accounts payable	7	2,974	4,130
Accrued income taxes	(690)	(21,764)	14,694
Deferred revenue	9,450	4,346	18,053
Other accrued liabilities	14,342	(51,218)	27,196

Net cash provided by operating activities	947,526	847,027	695,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(362,132)	(276,584)	(352,877)
Capitalized software development costs	(264,656)	(177,800)	(174,649)
Purchases of investments	(487,981)	(1,214,036)	(1,106,819)
Sales and maturities of investments	1,208,387	1,404,846	1,070,598
Purchase of other intangibles	(21,432)	(13,517)	(56,805)
Acquisition of businesses, net of cash acquired	(1,478,129)	(7,476)	(67,877)

Net cash used in investing activities	(1,405,943)	(284,567)	(688,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	—	—
Repayment of long-term debt and capital lease obligations	(14,325)	(14,930)	(24,700)
Proceeds from excess tax benefits from share-based compensation	55,959	39,532	39,927
Proceeds from exercise of options	51,475	31,879	31,403
Treasury stock purchases	(345,057)	(217,082)	(170,042)
Contingent consideration payments for acquisition of businesses	(11,012)	(10,617)	(800)
Cash grants	—	48,000	—
Other	(791)	2,894	4,823

Net cash provided by (used in) financing activities	236,249	(120,324)	(119,389)

Effect of exchange rate changes on cash and cash equivalents	(10,913)	(9,310)	(2,790)

Net increase (decrease) in cash and cash equivalents	(233,081)	432,826	(114,743)
Cash and cash equivalents at beginning of period	635,203	202,377	317,120

Cash and cash equivalents at end of period	$402,122	$635,203	$202,377

Summary of acquisition transactions:
Fair value of tangible assets acquired	$532,625	$184	$6,165
Fair value of intangible assets acquired	637,980	3,800	25,489
Fair value of goodwill	485,387	16,785	59,570
Less: Fair value of liabilities assumed	(176,863)	(1,693)	(3,615)
Less: Fair value of contingent liability payable	(1,000)	(11,600)	(18,982)
Cash paid for acquisitions	1,478,129	7,476	68,627
Cash acquired	—	—	(750)

Net cash used	$1,478,129	$7,476	$67,877
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013

	Common Stock		Additional	Retained	Treasury	Accumulated Other
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Stock	Comprehensive Income (Loss)

Balance at December 29, 2012	344,179	$3,442	$840,769	$1,994,694	$—	$(5,255)

Exercise of stock options (including net-settled option exercises)	3,204	32	27,056	—	—	—

Employee share-based compensation expense	—	—	46,295	—	—	—

Employee share-based compensation net excess tax benefit	—	—	40,493	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(8,174)

Treasury stock purchases	—	—	—	—	(170,042)	—

Distribution of treasury stock in stock split	(3,045)	(31)	(141,760)	—	141,791	—

Net earnings	—	—	—	398,354	—	—

Balance at December 28, 2013	344,338	3,443	812,853	2,393,048	(28,251)	(13,429)

Exercise of stock options (including net-settled option exercises)	2,648	27	21,613	—	—	—

Employee share-based compensation expense	—	—	59,292	—	—	—

Employee share-based compensation net excess tax benefit	—	—	39,688	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(30,667)

Treasury stock purchases	—	—	—	—	(217,082)	—

Net earnings	—	—	—	525,433	—	—

Balance at January 3, 2015	346,986	3,470	933,446	2,918,481	(245,333)	(44,096)

Exercise of stock options (including net-settled option exercises)	3,337	33	15,647	—	—	—

Employee share-based compensation expense	—	—	70,121	—	—	—

Employee share-based compensation net excess tax benefit	—	—	56,568	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(32,258)

Treasury stock purchases	—	—	—	—	(345,057)	—

Net earnings	—	—	—	539,362	—	—

Balance at January 2, 2016	350,323	$3,503	$1,075,782	$3,457,843	$(590,390)	$(76,354)

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2015 and 2013 each consisted of 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Factors Impacting Comparability of Financial Statements

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business has a significant impact on the comparability of our consolidated financial statements as of and for the year ended January 2, 2016, in relation to the comparative periods presented herein.

52/53 Week Periods

Our 2014 fiscal year included 53 weeks, as discussed above. This additional week impacts the comparability of our consolidated financial statements as of and for the year ended January 3, 2015, in relation to the comparative periods presented herein.

Amortization of Acquisition-related Intangibles

Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. Historically, such amounts were included in general and administrative expense in our consolidated statements of operations. Effective for our second quarter of 2015, amortization of acquisition-related intangibles is presented on a separate line within our consolidated statements of operations. While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

Acquisition Transactions within our Consolidated Statements of Cash Flows

Historically, the fair value of tangible assets acquired and liabilities assumed in business acquisitions were presented on a net basis within our consolidated statements of cash flows. Effective for our first quarter of 2015, the fair value of tangible assets acquired and the fair value of liabilities assumed are presented separately. While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

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

We account for voluntary separation benefits in accordance with the provisions of Accounting Standards Codification (ASC) Topic 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable. The irrevocable acceptance period for most associates electing to participate in the VSP ended in May 2015. During 2015, we recorded pre-tax charges for the VSP of $46 million, which is included in general and administrative expense in our consolidated statements of operations. At the end of 2015, this program was complete.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	2015	2014	2013
Cash paid during the year for:
Interest (including amounts capitalized of $7,106, $1,583, and $2,281, respectively)	$13,164	$5,682	$6,973
Income taxes, net of refunds	118,409	144,323	175,377

Summary of Significant Accounting Policies

(a) Revenue Recognition - We recognize software related revenue in accordance with the provisions of ASC 985-605, Software – Revenue Recognition and non-software related revenue in accordance with ASC 605, Revenue Recognition. In general, revenue is recognized when all of the following criteria have been met:

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

We provide for several models of procurement of our information systems and related services. The predominant model involves multiple deliverables and includes a perpetual software license agreement, project-related implementation and consulting services, software support and either hosting services or computer hardware and sublicensed software, which requires that we allocate revenue to each of these elements.

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

Since we do not have vendor specific objective evidence (VSOE) of fair value on software licenses within our multiple element arrangements, we recognize revenue on our software and software-related elements using the residual method. Under the residual method, license revenue is recognized in a multiple-element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, when software is delivered, installed and all other conditions to revenue recognition are met. We allocate revenue to each undelivered element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and software as a service portions of the arrangement based on the substantive renewal price for these services charged to clients; professional services (including training and consulting) portion of the arrangement, based on hourly rates which we charge for these services when sold apart from a software license; and sublicensed software based on its price when sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements is attributed to the licenses for software solutions. If evidence of the fair value cannot be established for the undelivered elements of a license agreement using VSOE, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE of fair value can be established.

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

For certain arrangements, revenue for software, implementation services and, in certain cases, support services for which VSOE of fair value cannot be established are accounted for as a single unit of accounting. If VSOE of fair value cannot be established for both the implementation services and the support services, the entire arrangement fee is recognized ratably over the period during which the implementation services are expected to be performed or the support period, whichever is longer, beginning with delivery of the software, provided that all other revenue recognition criteria are met. The revenue recognized from single units of accounting are typically allocated and classified as system sales and support, maintenance and services. In cases where VSOE cannot be established, revenue is classified based on contract value.

Revenue Recognition Policies for Each Element

We provide implementation and consulting services. These services vary depending on the scope and complexity of the engagement. Examples of such services may include database consulting, system configuration, project management, testing assistance, network consulting, post conversion review and application management services. Except for limited arrangements where our software requires significant modifications or customization, implementation and consulting services generally are not deemed to be essential to the functionality of the software and, thus, do not impact the timing of the software license recognition. However, if software license fees are tied to implementation milestones, then the portion of the software license fee tied to implementation milestones is deferred until the related milestone is accomplished and related fees become due and payable and non-forfeitable. Implementation fees, for which VSOE of fair value can be determined, are recognized over the service period, which may extend from nine months to several years for multi-phased projects.

Remote hosting and managed services are marketed under long-term arrangements generally over periods of five to 10 years. These services are typically provided to clients that have acquired a perpetual license for licensed software and have contracted with us to host the software in our data center. Under these arrangements, the client generally has the contractual right to take possession of the licensed software at any time during the hosting period without significant penalty and it is feasible for the client to either run the software on its own equipment or contract with another party unrelated to us to host the software. Additionally, these services are not deemed to be essential to the functionality of the licensed software or other elements of the arrangement. As such, in situations for which we have VSOE of fair value for the undelivered items, we allocate the residual portion of the arrangement fee to the software and recognize it once the client has the ability to take possession of the software. The remaining fees in these arrangements, as well as the fees for arrangements where the client does not have the contractual right or the ability to take possession of the software at any time or for situations in which VSOE of fair value does not exist for undelivered elements, are generally recognized ratably over the hosting service period.

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

We have periodically provided long-term financing options to creditworthy clients through third party financing institutions and have directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date based payments over periods ranging from 12 months up to seven years. As a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we have a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, in these situations, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments.

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

Available-for-sale securities are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

As of the end of 2015, we had a significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

(e) Inventory - Inventory consists primarily of computer hardware and sublicensed software, held for resale. Inventory is recorded at the lower of cost (first-in, first-out) or net realizable value.

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

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2015, 2014 or 2013. Refer to Note (7) for more information on goodwill and other intangible assets.

(i) Intangible Assets - We account for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Amortization of finite-lived intangible assets is computed using the straight-line method over periods of three to 30 years.

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

(m) Foreign Currency - In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

(o) Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, we have not selected a transition method, nor have we determined if we will adopt early. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. ASU 2015-03 is effective for the Company in the first quarter of 2016, with early adoption permitted, and retrospective application required. The Company adopted the standard early, effective in the first quarter of 2015. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements. Refer to Note (9) for further information regarding debt issuance costs.
Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance when evaluating whether to consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for the Company in the first quarter of 2016, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements and related disclosures.
Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. An acquirer now must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company adopted the standard early, effective in the third quarter of 2015. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.
Deferred Income Taxes. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent in our consolidated balance sheets. ASU 2015-17 is effective for the Company in the first quarter of 2017, with early adoption permitted, and either prospective or retrospective application accepted. The Company adopted the standard early, in the fourth quarter of 2015, and elected prospective application, which is reflected in our consolidated balance sheet for the year ended January 2, 2016. Prior periods have not been retrospectively adjusted. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures.

(2) Business Acquisitions

Siemens Health Services

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services, the health information technology business unit of Siemens AG ("Siemens"), a stock corporation established under the laws of Germany, and its affiliates. Siemens Health Services offered a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally. Solutions were offered on the Soarian, Invision, and i.s.h.med platforms, among others. Siemens Health Services also offered a range of complementary services, including support, hosting, managed services, implementation services, and strategic consulting.

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our ability and scale for R&D investment, and adds over 5,000 highly-skilled associates that will enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for acquisition and comprise the resulting goodwill recorded.

Consideration for the acquisition was $1.39 billion of cash, consisting of the $1.3 billion agreed upon purchase price plus working capital and certain other adjustments under the Master Sale and Purchase Agreement ("MSPA") dated August 5, 2014, as amended.

We incurred pre-tax costs of $22 million and $16 million in 2015 and 2014, respectively, in connection with our acquisition of Siemens Health Services, which are included in general and administrative expense in our consolidated statements of operations.

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

The preliminary allocation of purchase price is as follows:

(in thousands)	Allocation Amount	Estimated Weighted Average Useful Life
Receivables, net of allowances of $34,159	$232,432
Other current assets	55,392
Property and equipment	158,288	20 years
Goodwill	485,387
Intangible assets:
Customer relationships	396,000	10 years
Existing technologies	201,990	5 years
Trade names	39,990	8 years
Total intangible assets	637,980
Other non-current assets	513
Accounts payable	(42,327)
Deferred revenue (current)	(102,320)
Other current liabilities	(17,286)
Deferred revenue (non-current)	(14,930)

Total purchase price	$1,393,129

The intangible assets in the table above are being amortized on a straight-line basis over their estimated useful lives, with such amortization included in amortization of acquisition-related intangibles in our consolidated statements of operations.

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

The goodwill of $485 million was allocated among our Domestic and Global operating segments, and is expected to be deductible for tax purposes. Refer to Note (7) for additional information on goodwill.

Our consolidated statements of operations include revenues of approximately $930 million attributable to the acquired business (now referred to as "Cerner Health Services") since the February 2, 2015 acquisition date. Disclosure of the earnings contribution from the Cerner Health Services business is not practicable, as we have already integrated operations in many areas.

The following table provides unaudited pro forma results of operations for the years ended January 2, 2016 and January 3, 2015, as if the acquisition had been completed on the first day of our 2014 fiscal year.

	For the Years Ended
(In thousands, except per share data)	2015	2014

Pro forma revenues	$4,518,947	$4,549,387
Pro forma net earnings	546,027	463,344
Pro forma diluted earnings per share	1.56	1.32

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented, nor are they indicative of our consolidated results of operations in future periods. The pro forma results for the 2015 year include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and the elimination of acquisition costs of $7 million, $6 million and $22 million, respectively. Pro forma results for the 2014 year include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and elimination of acquisition costs of $86 million, $52 million, and $16 million respectively.

Lee's Summit Tech Center

On December 17, 2015, we purchased real estate interests, in-place tenant leases, and certain other assets associated with the property commonly referred to as the Summit Technology Campus, located in Lee's Summit, Missouri. The acquired property (now referred to as the "Lee's Summit Tech Center") consists of a 550,000 square foot multi-tenant office building. We expect to utilize this space to support our data center and office space needs. Consideration for the Lee's Summit Tech Center is expected to total $86 million, consisting of $85 million of up-front cash plus contingent consideration not to exceed $1 million.

The acquisition of the Lee's Summit Tech Center is being treated as a purchase in accordance with ASC Topic 805. The preliminary allocation of purchase price resulted in the allocation of $86 million to property and equipment, net in our consolidated balance sheets. This preliminary allocation of purchase price is based on management's judgment after evaluating several factors, including an appraisal of the acquired real estate. Such allocation is subject to changes, as intangible assets and obligations associated with the in-place tenant leases are evaluated and additional information becomes available; however, we do not expect material changes. No goodwill is expected to result from the transaction. We expect the in-place tenant leases to have a de minimis impact on our consolidated financial statements.

InterMedHx

On April 1, 2014, we purchased 100% of the outstanding membership interests of InterMedHx, LLC (InterMedHx). InterMedHx was a provider of health technology solutions in the areas of preventive care, patient administration, and medication history. We believe the addition of InterMedHx solutions provides additional capabilities in the market.

Consideration for the acquisition of InterMedHx is expected to total $19 million, consisting of up-front cash plus contingent consideration, which is payable at a percentage of the revenue contribution from InterMedHx solutions and services. We valued the contingent consideration at $12 million based on projections of revenue over the assessment period. During 2015, we paid $2 million to satisfy a portion of this contingent consideration obligation.

The allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $17 million and $4 million in intangible assets related to the value of existing technologies. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

The operating results of InterMedHx were combined with our operating results subsequent to the purchase date of April 1, 2014. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our results.

PureWellness

On March 4, 2013, we purchased the net assets of Kaufman & Keen, LLC (doing business as PureWellness). PureWellness was a health and wellness company that developed solutions for the administration and management of wellness programs, and to enable plan member engagement strategies. Our acquisition of PureWellness further expands what we believe to be a robust offering of solutions to manage and improve the health of populations.

Consideration for the acquisition of PureWellness was $69 million consisting of up-front cash plus contingent consideration, which was payable upon the achievement of certain revenue milestones from PureWellness solutions and services during the period commencing on August 1, 2013 and ending April 30, 2015. During 2015 and 2014, we paid $10 million and $11 million, respectively, to satisfy all contingent consideration obligations.

The allocation of the purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $49 million and $20 million in intangible assets, of which $10 million and $10 million was related to the value of established customer relationships and existing technologies, respectively. The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a weighted-average period of seven years.

The operating results of PureWellness were combined with our operating results subsequent to the purchase date of March 4, 2013.

Labotix

On March 18, 2013, we purchased 100% of the outstanding stock of Labotix Corporation (together with its wholly owned subsidiary Labotix Automation, Inc., Labotix). Labotix was a developer of laboratory automation solutions for clinical laboratories. We believe the combination of Cerner Millennium, Cerner Copath, and Labotix allows us to offer a comprehensive set of capabilities to support high volume laboratory testing.

Consideration for the acquisition of Labotix was $18 million, which was paid in cash. The allocation of purchase price to the estimated fair value of the identified tangible and intangible assets acquired and liabilities assumed resulted in goodwill of $12 million and $5 million in intangible assets related to the value of existing technologies. The goodwill was allocated to our Domestic operating segment and is not expected to be deductible for tax purposes. Identifiable intangible assets are being amortized over a period of five years.

The operating results of Labotix were combined with our operating results subsequent to the purchase date of March 18, 2013.

(3) Investments

Available-for-sale investments at the end of 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$126,752	$—	$—	$126,752
Time deposits	5,677	—	—	5,677
Government and corporate bonds	73	—	—	73
Total cash equivalents	132,502	—	—	132,502

Short-term investments:
Time deposits	30,989	—	—	30,989
Commercial paper	1,500	—	(2)	1,498
Government and corporate bonds	78,655	20	(103)	78,572
Total short-term investments	111,144	20	(105)	111,059

Long-term investments:
Government and corporate bonds	156,527	14	(569)	155,972

Total available-for-sale investments	$400,173	$34	$(674)	$399,533

Available-for-sale investments at the end of 2014 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$189,137	$—	$—	$189,137
Time deposits	9,989	—	—	9,989
Commercial Paper	115,638	—	—	115,638
Total cash equivalents	314,764	—	—	314,764

Short-term investments:
Time deposits	52,830	—	(1)	52,829
Commercial paper	435,555	1	(12)	435,544
Government and corporate bonds	297,311	69	(90)	297,290
Total short-term investments	785,696	70	(103)	785,663

Long-term investments:
Government and corporate bonds	219,439	26	(500)	218,965

Total available-for-sale investments	$1,319,899	$96	$(603)	$1,319,392

Investments reported under the cost method of accounting as of January 2, 2016 and January 3, 2015 were $16 million and $9 million, respectively. Investments reported under the equity method of accounting as of January 2, 2016 and January 3, 2015 were $1 million and $4 million, respectively.

We sold available-for-sale investments for proceeds of $293 million and $698 million in 2015 and 2014, respectively, resulting in insignificant gains or losses in each period.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$126,752	$—	$—
Time deposits	Cash equivalents	—	5,677	—
Government and corporate bonds	Cash equivalents	—	73	—
Time deposits	Short-term investments	—	30,989	—
Commercial paper	Short-term investments	—	1,498	—
Government and corporate bonds	Short-term investments	—	78,572	—
Government and corporate bonds	Long-term investments	—	155,972	—
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2014:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$189,137	$—	$—
Time deposits	Cash equivalents	—	9,989	—
Commercial paper	Cash equivalents	—	115,638	—
Time deposits	Short-term investments	—	52,829	—
Commercial paper	Short-term investments	—	435,544	—
Government and corporate bonds	Short-term investments	—	297,290	—
Government and corporate bonds	Long-term investments	—	218,965	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at the end of 2015 and 2014 was approximately $505 million and $15 million, respectively. The carrying amount of such debt at the end of 2015 and 2014 was $500 million and $14 million, respectively.

(5) Receivables

Receivables consist of accounts receivable and the current portion of amounts due under sales-type leases. Accounts receivable primarily represent recorded revenues that have been billed. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as deferred revenue. Substantially all receivables are derived from sales and related support and maintenance and professional services of our clinical, administrative and financial information systems and solutions to health care providers.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment.

A summary of net receivables is as follows:

(In thousands)	2015	2014

Gross accounts receivable	$1,043,069	$641,160
Less: Allowance for doubtful accounts	48,119	25,531

Accounts receivable, net of allowance	994,950	615,629

Current portion of lease receivables	39,134	57,149

Total receivables, net	$1,034,084	$672,778

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(in thousands)	2015	2014	2013

Allowance for doubtful accounts - beginning balance	$25,531	$36,286	$33,230
Additions charged to costs and expenses	2,317	5,274	6,954
Additions through acquisitions	34,159	—	489
Deductions(a)	(13,888)	(16,029)	(4,387)

Allowance for doubtful accounts - ending balance	$48,119	$25,531	$36,286

(a) Deductions in 2014 include a $14 million reclassification to other non-current assets.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2015	2014

Minimum lease payments receivable	$101,968	$125,906
Less: Unearned income	5,593	6,089

Total lease receivables	96,375	119,817

Less: Long-term receivables included in other assets	57,241	62,668

Current portion of lease receivables	$39,134	$57,149

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(In thousands)

2016	$42,083
2017	28,242
2018	15,985
2019	11,269
2020	4,389

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of January 2, 2016, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at the end of 2015 and 2014. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During 2015 and 2014, we received total client cash collections of $4.4 billion and $3.5 billion, respectively.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2015	2014

Computer and communications equipment	1	—	5	$1,261,338	$1,137,497
Land, buildings and improvements	12	—	50	742,760	439,567
Leasehold improvements	1	—	15	201,155	187,351
Furniture and fixtures	5	—	12	102,681	96,244
Capital lease equipment	3	—	5	3,200	3,196
Other equipment	3	—	20	1,155	915

				2,312,289	1,864,770

Less accumulated depreciation and leasehold amortization				1,003,075	940,510

Total property and equipment, net				$1,309,214	$924,260

Depreciation and leasehold amortization expense for 2015, 2014 and 2013 was $217 million, $163 million and $136 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	Domestic	Global	Total

Balance at the end of 2013	$294,413	$13,009	$307,422
Goodwill recorded in connection with business acquisitions	16,757	—	16,757
Foreign currency translation adjustment and other	—	(3,641)	(3,641)

Balance at the end of 2014	311,170	9,368	320,538
Goodwill recorded in connection with business acquisitions	419,667	65,720	485,387
Foreign currency translation adjustment and other	—	(6,743)	(6,743)

Balance at the end of 2015	$730,837	$68,345	$799,182

A summary of net intangible assets is as follows:

	2015		2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Purchased software	$370,073	$168,024	$169,703	$110,344
Customer lists	495,328	115,325	100,681	73,637
Internal use software	68,966	36,062	42,336	19,712
Trade names	40,739	5,690	962	507
Other	43,133	5,080	25,561	8,407

Total	$1,018,239	$330,181	$339,243	$212,607

Intangible assets, net		$688,058		$126,636

Amortization expense for 2015, 2014 and 2013 was $116 million, $36 million and $33 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2016	$121,473
2017	114,428
2018	100,109
2019	96,191
2020	53,452

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2015	2014	2013

Software development costs	$685,260	$467,158	$418,747
Capitalized software development costs	(264,656)	(177,800)	(174,649)
Amortization of capitalized software development costs	119,195	103,447	94,688

Total software development expense	$539,799	$392,805	$338,786

Accumulated amortization as of the end of 2015 and 2014 was $1.0 billion and $891 million, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2015	2014

Note agreement, 5.54%	$—	$14,233
Senior Notes	500,000	—
Capital lease obligations	92,416	116,095
Other	13,450	—

Debt and capital lease obligations	605,866	130,328
Less: debt issuance costs	(716)	—

Debt and capital lease obligations, net	605,150	130,328
Less: current portion	(41,797)	(67,460)

Long-term debt and capital lease obligations	$563,353	$62,868

5.54% Notes

In November 2005, we completed a £65 million unsecured private placement of debt at 5.54% pursuant to a Note Agreement. The Note Agreement was payable in seven equal annual installments, which commenced November 2009. These 5.54% Notes were paid in full in 2015.

Senior Notes

In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Senior Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015 for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. As of January 2, 2016, the interest rate for the current interest period was 1.36% based on the three-month floating LIBOR rate. The debt issuance costs in the table above relate to the issuance of these Senior Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Senior Notes are available for general corporate purposes.

Capital Leases

Our capital lease obligations are primarily related to the procurement of hardware and health care devices, and generally have a term of five years.

Other

Other indebtedness includes estimated amounts payable through September 2025, under an agreement entered into in September 2015.

Credit Facility

In October 2015, we amended and restated our revolving credit facility. The amended facility provides a $100 million unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility, expiring in October 2020. We have the ability to increase the maximum capacity to $200 million at any time during the facility’s term, subject to lender participation. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2015, we had no outstanding borrowings under this facility; however, we had $16 million of outstanding letters of credit, which reduced our available borrowing capacity to $84 million.

Covenant Compliance

As of January 2, 2016, we were in compliance with all debt covenants.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness outstanding at the end of 2015 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Senior Notes	Other	Total

2016	$44,045	$2,248	$41,797	$—	$—	$41,797
2017	24,271	1,236	23,035	—	2,500	25,535
2018	14,879	654	14,225	—	—	14,225
2019	10,270	254	10,016	—	—	10,016
2020	3,370	27	3,343	—	1,100	4,443
2021 and thereafter	—	—	—	500,000	9,850	509,850

Total	$96,835	$4,419	$92,416	$500,000	$13,450	$605,866

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

No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations or financial condition.

Settlement Charge

On December 10, 2013, the Company received an interim ruling on a pending arbitration matter between Cerner and a client, awarding the client damages and awarding us part of our counterclaim to collect accounts receivable. The client dispute arose from allegations that a certain patient accounting software solution sold to the client in 2008 was defective and did not deliver the promised benefits. This matter was resolved and paid in 2013. We recognized a gross pre-tax charge of $106 million in the fourth quarter of 2013, which is included in general and administrative expense in our consolidated statements of operations.

(11) Other Income

A summary of other income is as follows:

	For the Years Ended
(In thousands)	2015	2014	2013

Interest income	$11,990	$16,342	$15,314
Interest expense	(11,820)	(3,993)	(4,226)
Other	74	(1,259)	954

Other income, net	$244	$11,090	$12,042

(12) Income Taxes

Income tax expense (benefit) for 2015, 2014 and 2013 consists of the following:

	For the Years Ended
(In thousands)	2015	2014	2013

Current:
Federal	$140,921	$114,508	$178,424
State	18,647	13,504	25,148
Foreign	17,205	13,824	8,775
Total current expense	176,773	141,836	212,347
Deferred:
Federal	60,015	95,057	(9,792)
State	5,680	8,873	(7,116)
Foreign	(450)	2,975	(5,739)
Total deferred expense (benefit)	65,245	106,905	(22,647)

Total income tax expense	$242,018	$248,741	$189,700

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2015 and 2014 relate to the following:

(In thousands)	2015	2014

Deferred tax assets:
Accrued expenses	$27,555	$25,398
Tax credits and separate return net operating losses	29,265	28,953
Share based compensation	69,555	58,271
Other	16,334	10,347
Gross deferred tax assets	142,709	122,969
Less: Valuation allowance	—	(776)
Total deferred tax assets	142,709	122,193

Deferred tax liabilities:
Software development costs	(216,435)	(163,938)
Depreciation and amortization	(133,242)	(129,684)
Prepaid expenses	(25,655)	(80)
Contract and service revenues and costs	(10,684)	(7,511)
Other	(3,589)	(3,545)
Total deferred tax liabilities	(389,605)	(304,758)

Net deferred tax liability	$(246,896)	$(182,565)

At the end of 2015, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for U.S. federal income tax purposes of $5 million that are available to offset future U.S. federal taxable income, if any, through 2020. We had net operating loss carry-forwards from foreign jurisdictions of $1 million that are available to offset future taxable income, with expiration dates occurring between 2021 and 2034, and $38 million that are available to offset future taxable income with no expiration. We had a deferred tax asset for state net operating loss carry-forwards of $1 million which are available to offset future taxable income, if any, through 2034. In addition, we have a state income tax credit carry-forward of $16 million available to offset income tax liabilities through 2030, and a foreign jurisdiction tax credit carry-forward available to offset future tax liabilities of $1 million through 2026.

During 2013, we recorded a valuation allowance of $1 million against our deferred tax asset for certain foreign net operating losses. During 2015, we removed the valuation allowance against foreign net operating losses, as a result of a change in judgment caused by a change in circumstances. We expect to fully utilize the net operating loss and tax credit carry-forwards in future periods.

At the end of 2015, we had not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $108 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. federal and state income taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2015, 2014, and 2013 were 31%, 32%, and 32%, respectively. These effective rates differ from the U.S. federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2015	2014	2013

Tax expense at statutory rates	$273,483	$270,961	$205,819
State income tax, net of federal benefit	16,129	19,301	17,425
Tax credits	(20,681)	(19,469)	(18,683)
Foreign rate differential	(14,821)	(13,057)	(480)
Permanent differences	(14,314)	(12,253)	(14,760)
Other, net	2,222	3,258	379

Total income tax expense	$242,018	$248,741	$189,700

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2015	2014	2013

Unrecognized tax benefit - beginning balance	$7,202	$2,100	$2,176
Gross decreases - tax positions in prior periods	(4,323)	(804)	(76)
Gross increases - tax positions in prior periods	690	5,906	—
Gross increases - tax positions in current year	2,824	—	—
Settlements	(1,299)	—	—
Currency translation	(216)	—	—

Unrecognized tax benefit - ending balance	$4,878	$7,202	$2,100

If recognized, $4 million of the unrecognized tax benefit will favorably impact our effective tax rate. We anticipate that it is reasonably possible that our unrecognized tax benefits will decrease by up to $2 million within the next twelve months due to the potential settlement of examinations by taxing authorities and lapse of the statutes of limitations in various taxing jurisdictions. Our U.S. federal returns have been examined by the Internal Revenue Service through 2012. We have various state and foreign returns under examination.

The ending amounts of accrued interest and penalties related to unrecognized tax benefits were $1 million in both 2015 and 2014. We classify interest and penalties as income tax expense in our consolidated statement of operations.

The foreign portion of our earnings before income taxes was $83 million, $68 million, and $5 million in 2015, 2014, and 2013 respectively, and the remaining portion was domestic.

(13) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2015			2014			2013
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$539,362	343,178	$1.57	$525,433	342,150	$1.54	$398,354	343,636	$1.16
Effect of dilutive securities:
Stock options and non-vested shares	—	7,730		—	8,236		—	8,645
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$539,362	350,908	$1.54	$525,433	350,386	$1.50	$398,354	352,281	$1.13

Options to purchase 2.9 million, 5.7 million and 6.1 million shares of common stock at per share prices ranging from $50.04 to $73.40, $44.05 to $66.10 and $36.92 to $56.39, were outstanding at the end of 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2015, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2015, 20.1 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

Stock Options

The fair market value of each stock option award granted in 2015 is estimated on the date of grant using the Black-Scholes-Merton (BSM) pricing model. The pricing model requires the use of the following estimates and assumptions:

•	Expected volatilities under the BSM model are based on an equal weighting of implied volatilities from traded options on our common shares and historical volatility.

•
The expected term of stock options granted is the period of time for which an option is expected to be outstanding beginning on the grant date. Our calculation of expected term takes into account the contractual term of the option, as well as the effects of employees' historical exercise patterns; groups of associates (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes.

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term consistent with the expected term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options were as follows:

	For the Years Ended
	2015	2014	2013

Expected volatility (%)	27.6%	29.7%	30.5%
Expected term (yrs)	7	9	9
Risk-free rate (%)	1.8%	2.9%	1.9%

Stock option activity for 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,629	$27.00
Granted	3,678	67.07
Exercised	(3,723)	16.15
Forfeited and expired	(317)	48.42
Outstanding at end of year	24,267	34.46	$649,227	5.96

Exercisable at end of year	13,694	$19.42	$557,957	4.29

	For the Years Ended
(In thousands, except for grant date fair values)	2015	2014	2013

Weighted-average grant date fair values	$21.51	$22.59	$19.57

Total intrinsic value of options exercised	$196,127	$124,828	$118,051

Cash received from exercise of stock options	51,475	31,879	31,403

Tax benefit realized upon exercise of stock options	66,868	44,029	43,523
As of the end of 2015, there was $154 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.16 years.

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

Non-vested share activity for 2015 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	506	$46.21
Granted	315	68.57
Vested	(206)	45.60
Forfeited	(58)	43.57

Outstanding at end of year	557	$59.42

	For the Years Ended
(In thousands, except for grant date fair values)	2015	2014	2013

Weighted average grant date fair values for shares granted during the year	$68.57	$55.27	$46.66

Total fair value of shares vested during the year	$13,730	$11,294	$13,649

As of the end of 2015, there was $16 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.01 years.

Associate Stock Purchase Plan

We established an Associate Stock Purchase Plan (ASPP) in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by us and associates of our U.S. based subsidiaries, except as provided below, are eligible to participate in the ASPP (Participants). The following individuals are excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by us or our domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company common stock; and, (c) persons who are customarily employed by us for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company common stock at a 15% discount on the last business day of the option period. The purchase of Company common stock is made through the ASPP on the open market and subsequently reissued to Participants. The difference between the open market purchase and the Participant’s purchase price is recognized as compensation expense, as such difference is paid by Cerner, in cash.

Share Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2015	2014	2013

Stock option and non-vested share compensation expense	$70,121	$59,292	$46,295
Associate stock purchase plan expense	5,393	4,603	3,704
Amounts capitalized in software development costs, net of amortization	(588)	(930)	(1,045)

Amounts charged against earnings, before income tax benefit	$74,926	$62,965	$48,954

Amount of related income tax benefit recognized in earnings	$23,435	$22,101	$18,607

Preferred Stock

As of the end of 2015 and 2014, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock
In September 2015, our Board of Directors authorized a repurchase program that allowed the Company to repurchase shares of our common stock up to $245 million, excluding transaction costs. During 2015, we repurchased 4.1 million shares for total consideration of $245 million under the program. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. This program is now complete.

In December of 2013, our Board of Directors authorized a share repurchase under which the Company was authorized to repurchase common stock in an amount up to $217 million. In May 2014, our Board of Directors approved an amendment to the repurchase program that was authorized in December 2013. Under the amendment, the Company was authorized to repurchase shares of our common stock up to an additional $100 million, for an aggregate of $317 million, excluding transaction costs. Under this program, we repurchased 1.6 million shares for total consideration of $100 million, and 4.1 million shares for total consideration of $217 million, in 2015 and 2014, respectively. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. This program is now complete.
In December 2012, our Board of Directors authorized a repurchase program that allowed the Company to repurchase shares of our common stock of up to $170 million, excluding transaction costs. During 2013, we repurchased 3.6 million shares for total consideration of $170 million. All of the repurchased shares at the time of our June 2013 stock split were utilized to settle a portion of the stock split distribution. This program is now complete.

(15) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pre-tax and Roth (post-tax) contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Plan has a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Plan's first tier discretionary match expenses amounted to $30 million, $18 million and $15 million for 2015, 2014 and 2013, respectively.

The Plan also provides for a second tier matching contribution that is purely discretionary, the payment of which will depend on overall Company performance and other conditions. If approved by the Compensation Committee, contributions by the Company will be tied to attainment of established financial metric goals, such as earnings per share for the year. Participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the second tier discretionary match contribution, if any such second tier matching contribution is approved by the Compensation Committee. For the years ended 2015, 2014 and 2013 we expensed $7 million, $5 million and $14 million for the second tier discretionary distributions, respectively.

(16) Related Party Transactions

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

The Company currently estimates it will receive incentives in the aggregate of $82 million from the Developer, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) and the Kansas Department of Commerce. Components of the $82 million of incentives are described below:

Cash Grants - In January 2014 we received $48 million of cash grants from the Kansas Department of Commerce for project costs. The State of Kansas has issued bonds in order to fund these incentives and has incurred costs of issuance and debt service obligations. As consideration for the grant, we made certain new job and state payroll tax withholding commitments. Should aggregate state payroll tax withholdings (related to associates at our Continuous Campus) over a 10-year period commencing in January 2014 be less than $49 million (the $48 million of cash we received plus amounts representing debt service costs incurred by the State of Kansas), we would be required to repay the shortfall. The $49 million maximum repayment amount will be adjusted up or down during the 10-year period, based on any future change to Kansas payroll tax withholding rates.

Under a separate agreement, the Developer and OnGoal have agreed to be responsible for certain shortfall payments that may become due. If no payment from Developer or OnGoal becomes due at the end of the 10-year period, the Developer or OnGoal will pay us a success fee of $4 million.

We recorded the cash grants as an obligation/liability at $48 million, upon receipt in January 2014. Over time this liability will accrete, utilizing the effective interest method, up to the maximum repayment amount, offset by reductions based on actual state payroll tax withholdings generated by our Continuous Campus associates. This activity is recognized as a component of operating expense as it occurs over a period not to exceed 10 years. At the end of 2015, the obligation/liability balance was $35 million, the majority of which is included in deferred income taxes and other liabilities in our consolidated balance sheets.

Sales Tax Exemptions - We have received a sales tax exemption on materials and other fixed assets purchased in connection with the construction. As such, we were not required to remit an aggregate of $11 million of sales tax on these capital purchases.

State Income Tax Credits - We expect state income tax credits to aggregate $19 million. Such credits are available to offset our Kansas state income tax, and are being recognized as a reduction of income tax expense as we are eligible to claim them.

Land - We acquired the land for our Continuous Campus from the Unified Government with certain contingencies upon which the office complex was being constructed. The purchase price of the land, equal to the site’s fair market value, was paid by the Developer. In the second quarter of 2012, we commenced vertical construction on the office development, which resolved contingencies and the land contributed to the Company from the Unified Government was recorded at its $4 million appraisal value.

Trails Campus Development

In December 2013, we purchased approximately 237 acres of land located in Kansas City, Missouri, from Trails Properties II, Inc. (“Trails”), for $43 million. Trails is an entity controlled by Messrs. Patterson and Illig. The property (currently known as our "Trails Campus") was acquired as a site for future office space development to further accommodate our anticipated growth. Construction on the Trails Campus began in November 2014.

GRAND Construction, LLC

GRAND Construction, LLC ("Grand") is a limited liability company owned in part by an entity controlled by Messrs. Patterson and Illig. Grand has historically provided construction management and related services to the Company in connection with our office campuses, for which we paid $2 million in both 2015 and 2013. The amount paid in 2014 was less than $1 million. We expect to pay Grand an additional $3 million, under an existing agreement, over a period estimated at two years.

(17) Commitments

Leases

We are committed under operating leases primarily for office and data center space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2015, 2014 and 2013 was $32 million, $25 million and $20 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2016	$26,436
2017	25,076
2018	20,290
2019	15,390
2020	9,757
2021 and thereafter	15,875

$112,824

Other Obligations
We have purchase commitments with various vendors, and minimum funding commitments under collaboration agreements through 2023. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2016	$77,610
2017	57,981
2018	24,454
2019	9,601
2020	3,927
2021 and thereafter	6,000

$179,573

Siemens Innovation Alliance
Concurrently with the execution of the MSPA, we entered into an agreement with Siemens AG to create a strategic alliance to jointly invest in innovative projects that integrate health information technology with medical technologies for the purpose of enhancing workflows and improving clinical outcomes. Each company will contribute up to $50 million to fund projects of shared importance to both companies and their clients, over an initial term of three years, commencing on February 2, 2015. In 2015, we contributed less than $1 million to fund approved projects.

(18) Segment Reporting

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. “Other” includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses (including the settlement charge discussed in Note (10)), acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

In connection with our acquisition of the Cerner Health Services business, we commenced an evaluation of our methodology for allocating operating expenses to our reportable segments. Effective for our first quarter of 2015, certain expenses historically reported in "Other" have been allocated to the geographic segments. This new allocation reflects the manner in which the business is now managed, subsequent to the acquisition. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented.

The following table presents a summary of our operating segments and other expense for 2015, 2014 and 2013:

(In thousands)	Domestic	Global	Other	Total

2015
Revenues	$3,904,454	$520,813	$—	$4,425,267

Cost of revenues	651,826	98,955	—	750,781
Operating expenses	1,577,594	233,047	1,082,709	2,893,350
Total costs and expenses	2,229,420	332,002	1,082,709	3,644,131

Operating earnings (loss)	$1,675,034	$188,811	$(1,082,709)	$781,136

(In thousands)	Domestic	Global	Other	Total

2014
Revenues	$3,021,790	$380,913	$—	$3,402,703

Cost of revenues	542,210	62,167	—	604,377
Operating expenses	1,163,413	182,965	688,864	2,035,242
Total costs and expenses	1,705,623	245,132	688,864	2,639,619

Operating earnings (loss)	$1,316,167	$135,781	$(688,864)	$763,084

(In thousands)	Domestic	Global	Other	Total

2013
Revenues	$2,550,115	$360,633	$—	$2,910,748

Cost of revenues	458,540	56,182	—	514,722
Operating expenses	977,334	155,093	687,587	1,820,014
Total costs and expenses	1,435,874	211,275	687,587	2,334,736

Operating earnings (loss)	$1,114,241	$149,358	$(687,587)	$576,012

(19) Quarterly Results (unaudited)

Selected quarterly financial data for 2015 and 2014 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2015

First Quarter (a)	$996,089	$167,120	$110,934	$0.32	$0.32

Second Quarter (a)(b)	1,125,997	170,657	115,038	0.33	0.33

Third Quarter (a)(b)	1,127,887	215,671	147,282	0.43	0.42

Fourth Quarter (a)(b)	1,175,294	227,932	166,108	0.49	0.48

Total	$4,425,267	$781,380	$539,362

(a) First through Fourth quarter results include pre-tax acquisition costs of $17 million, $3 million, $1 million and $1 million, respectively, as further described in Note (2).
(b) Second through Fourth quarter results include pre-tax costs related to the VSP of $42 million, $3 million and $1 million, respectively, as further described in Note (1).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2014

First Quarter	$784,761	$180,993	$119,526	$0.35	$0.34

Second Quarter	851,762	194,370	129,033	0.38	0.37

Third Quarter (c)	840,149	190,335	129,002	0.38	0.37

Fourth Quarter (c)	926,031	208,476	147,872	0.43	0.42

Total	$3,402,703	$774,174	$525,433

(c) Third and Fourth quarter results include pre-tax acquisition costs of $9 million and $6 million, respectively, as further described in Note (2).