Form 10-Q
period 2016-04-02
CERNER CORP /MO/
filed 2016-05-06
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2016
Common Stock, $0.01 par value per share	338,081,824 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 2, 2016 (unaudited) and January 2, 2016

(In thousands, except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$295,589	$402,122
Short-term investments	207,860	111,059
Receivables, net	941,792	1,034,084
Inventory	22,579	15,788
Prepaid expenses and other	260,818	264,780
Total current assets	1,728,638	1,827,833

Property and equipment, net	1,366,479	1,309,214
Software development costs, net	605,931	562,559
Goodwill	849,490	799,182
Intangible assets, net	640,235	688,058
Long-term investments	203,268	173,073
Other assets	200,451	202,065

Total assets	$5,594,492	$5,561,984

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$209,388	$215,510
Current installments of long-term debt and capital lease obligations	41,762	41,797
Deferred revenue	279,906	278,443
Accrued payroll and tax withholdings	191,105	184,225
Other accrued expenses	53,771	57,891
Total current liabilities	775,932	777,866

Long-term debt and capital lease obligations	553,680	563,353
Deferred income taxes and other liabilities	336,491	324,516
Deferred revenue	12,062	25,865
Total liabilities	1,678,165	1,691,600

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 351,077,433 shares issued at April 2, 2016 and 350,323,367 shares issued at January 2, 2016	3,511	3,503
Additional paid-in capital	1,112,743	1,075,782
Retained earnings	3,608,203	3,457,843
Treasury stock, 13,171,038 shares at April 2, 2016 and 10,364,691 shares at January 2, 2016	(740,446)	(590,390)
Accumulated other comprehensive loss, net	(67,684)	(76,354)
Total shareholders’ equity	3,916,327	3,870,384

Total liabilities and shareholders’ equity	$5,594,492	$5,561,984

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended April 2, 2016 and April 4, 2015
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2016	2015

Revenues:
System sales	$279,354	$259,569
Support, maintenance and services	839,638	718,370
Reimbursed travel	19,143	18,150

Total revenues	1,138,135	996,089
Costs and expenses:
Cost of system sales	89,225	91,499
Cost of support, maintenance and services	67,225	59,011
Cost of reimbursed travel	19,143	18,150
Sales and client service	501,827	420,182
Software development (Includes amortization of $32,614 and $29,089, respectively)	133,532	127,271
General and administrative	90,134	94,811
Amortization of acquisition-related intangibles	21,601	18,253

Total costs and expenses	922,687	829,177

Operating earnings	215,448	166,912

Other income, net	1,681	208

Earnings before income taxes	217,129	167,120
Income taxes	(66,769)	(56,186)

Net earnings	$150,360	$110,934

Basic earnings per share	$0.44	$0.32
Diluted earnings per share	$0.43	$0.32
Basic weighted average shares outstanding	339,518	343,216
Diluted weighted average shares outstanding	345,900	351,659
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended April 2, 2016 and April 4, 2015
(unaudited)

	Three Months Ended
(In thousands)	2016	2015

Net earnings	$150,360	$110,934
Foreign currency translation adjustment and other (net of taxes (benefits) of $2,122 and $(1,366), respectively)	8,290	(18,510)
Unrealized holding gain on available-for-sale investments (net of taxes of $233 and $245, respectively)	380	386

Comprehensive income	$159,030	$92,810

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended April 2, 2016 and April 4, 2015
(unaudited)

	Three Months Ended
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$150,360	$110,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	119,126	100,445
Share-based compensation expense	17,811	15,161
Provision for deferred income taxes	7,978	4,498
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	101,787	(71,575)
Inventory	(8,452)	7,676
Prepaid expenses and other	(4,751)	(7,346)
Accounts payable	(23,060)	6,300
Accrued income taxes	2,498	(4,641)
Deferred revenue	(32,309)	30,138
Other accrued liabilities	(3,905)	22,657

Net cash provided by operating activities	327,083	214,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(99,351)	(82,264)
Capitalized software development costs	(75,340)	(63,067)
Purchases of investments	(157,744)	(87,411)
Sales and maturities of investments	32,473	602,240
Purchase of other intangibles	(3,592)	(3,296)
Acquisition of businesses	—	(1,372,014)

Net cash used in investing activities	(303,554)	(1,005,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	—	500,000
Proceeds from excess tax benefits from share-based compensation	8,703	34,939
Proceeds from exercise of options	10,421	19,037
Treasury stock purchases	(150,056)	—
Other	—	(792)

Net cash provided by (used in) financing activities	(130,932)	553,184

Effect of exchange rate changes on cash and cash equivalents	870	(6,487)

Net decrease in cash and cash equivalents	(106,533)	(244,868)
Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$295,589	$390,335

Summary of acquisition transactions:
Fair value of tangible assets acquired	$(10,200)	$441,993
Fair value of intangible assets acquired	(25,000)	637,980
Fair value of goodwill	46,940	450,001
Less: Fair value of liabilities assumed	(11,740)	(157,960)

Net cash used	$—	$1,372,014
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

Fiscal Period End

Our 2016 and 2015 first quarters ended on April 2, 2016 and April 4, 2015, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Factors Impacting Comparability of Interim Financial Statements

Siemens Health Services. On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business impacts the comparability of our condensed consolidated financial statements for the three months ended April 2, 2016, in relation to the three months ended April 4, 2015, presented herein.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. Historically, such amounts were included in general and administrative expense in our condensed consolidated statements of operations. Effective for our second quarter of 2015, amortization of acquisition-related intangibles is presented on a separate line within our condensed consolidated statements of operations. While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The new standard is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, we have not selected a transition method, nor have we determined if we will adopt early. We are currently evaluating the effect that ASU 2014-09, and its subsequent amendments discussed below, will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 amends the principal versus agent guidance in ASU 2014-09, and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property.
Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance when evaluating whether to consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015-02 was effective for the Company in the first quarter of 2016. The adoption of ASU 2015-02 did not have a material impact on our condensed consolidated financial statements and related disclosures.
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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces a new model that requires most leases to be reported on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. ASU 2016-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

Share-Based Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 is effective for the Company in the first quarter of 2017, with early adoption permitted. We are currently evaluating the effect that ASU 2019-09 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

(2) Business Acquisitions

On February 2, 2015, we acquired substantially all of the assets, and assumed certain liabilities of Siemens Health Services (now referred to as "Cerner Health Services"), the health information technology business unit of Siemens AG, a stock corporation established under the laws of Germany, and its affiliates. In the first quarter of 2016, we finalized our allocation of purchase price as appraisals of tangible and intangible assets were completed:

(in thousands)
Receivables, net of allowances	$226,207
Other current assets	46,682
Property and equipment	158,324
Goodwill	532,327
Intangible assets:
Customer relationships	371,000
Existing technologies	201,990
Trade names	39,990
Total intangible assets	612,980
Other non-current assets	5,212
Accounts payable	(42,306)
Deferred revenue (current)	(85,314)
Other current liabilities	(12,853)
Deferred revenue (non-current)	(48,130)

Total purchase price	$1,393,129

The changes in the carrying amounts of goodwill for the three months ended April 2, 2016 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$730,837	$68,345	$799,182
Purchase price allocation adjustments for Cerner Health Services	51,827	(4,887)	46,940
Foreign currency translation adjustment and other	—	3,368	3,368
Ending balance at April 2, 2016	$782,664	$66,826	$849,490

The following table provides unaudited pro forma results of operations for the three months ended April 4, 2015 as if acquisition of the Cerner Health Services business had been completed on the first day of our 2015 fiscal year:

(In thousands, except per share data)

Pro forma revenues	$1,089,769
Pro forma net earnings	114,333
Pro forma diluted earnings per share	0.33

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the period presented, nor are they indicative of our consolidated results of operations in future periods. The pro forma results for the three months ended April 4, 2015 include pre-tax adjustments for amortization of intangible assets, fair value adjustments for deferred revenue, and the elimination of acquisition costs of $7 million, $6 million, and $17 million, respectively.

During the three months ended April 4, 2015, we incurred $17 million of pre-tax costs in connection with our acquisition of the Cerner Health Services business, which are included in general and administrative expense in our condensed consolidated statements of operations.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at April 2, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$55,405	$—	$—
Time deposits	Cash equivalents	—	6,394	—
Government and corporate bonds	Cash equivalents	—	88	—
Time deposits	Short-term investments	—	30,700	—
Commercial paper	Short-term investments	—	9,987	—
Government and corporate bonds	Short-term investments	—	167,173	—
Government and corporate bonds	Long-term investments	—	186,229	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 2, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$126,752	$—	$—
Time deposits	Cash equivalents	—	5,677	—
Government and corporate bonds	Cash equivalents	—	73	—
Time deposits	Short-term investments	—	30,989	—
Commercial paper	Short-term investments	—	1,498	—
Government and corporate bonds	Short-term investments	—	78,572	—
Government and corporate bonds	Long-term investments	—	155,972	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at April 2, 2016 and January 2, 2016 was approximately $524 million and $505 million, respectively. The carrying amount of such debt at both April 2, 2016 and January 2, 2016 was $500 million.

(4) Available-for-sale Investments

Available-for-sale investments at April 2, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$55,405	$—	$—	$55,405
Time deposits	6,394	—	—	6,394
Government and corporate bonds	88	—	—	88
Total cash equivalents	61,887	—	—	61,887

Short-term investments:
Time deposits	30,700	—	—	30,700
Commercial paper	10,000	—	(13)	9,987
Government and corporate bonds	167,215	48	(90)	167,173
Total short-term investments	207,915	48	(103)	207,860

Long-term investments:
Government and corporate bonds	186,201	134	(106)	186,229

Total available-for-sale investments	$456,003	$182	$(209)	$455,976

Available-for-sale investments at January 2, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$126,752	$—	$—	$126,752
Time deposits	5,677	—	—	5,677
Government and corporate bonds	73	—	—	73
Total cash equivalents	132,502	—	—	132,502

Short-term investments:
Time deposits	30,989	—	—	30,989
Commercial paper	1,500	—	(2)	1,498
Government and corporate bonds	78,655	20	(103)	78,572
Total short-term investments	111,144	20	(105)	111,059

Long-term investments:
Government and corporate bonds	156,527	14	(569)	155,972

Total available-for-sale investments	$400,173	$34	$(674)	$399,533

We sold available-for-sale investments for proceeds of $20 million during the three months ended April 2, 2016, resulting in insignificant losses.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	April 2, 2016	January 2, 2016

Gross accounts receivable	$941,915	$1,043,069
Less: Allowance for doubtful accounts	40,023	48,119

Accounts receivable, net of allowance	901,892	994,950

Current portion of lease receivables	39,900	39,134

Total receivables, net	$941,792	$1,034,084

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 2, 2016, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at April 2, 2016 and January 2, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first three months of 2016 and 2015, we received total client cash collections of $1.3 billion and $981 million, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 30.8% and 33.6% for the first three months of 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 is a result of the permanent reinstatement of the U.S. research and development tax credit in December 2015 and the favorability of net discrete items recorded in the first quarter of 2016 as compared to the first quarter of 2015.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2016			2015
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$150,360	339,518	$0.44	$110,934	343,216	$0.32
Effect of dilutive securities:
Stock options and non-vested shares	—	6,382		—	8,443
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$150,360	345,900	$0.43	$110,934	351,659	$0.32

For the three months ended April 2, 2016 and April 4, 2015, options to purchase 7.2 million and 1.0 million shares of common stock at per share prices ranging from $44.05 to $73.40 and $51.97 to $70.98, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the three months ended April 2, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,267	$34.46
Granted	886	53.96
Exercised	(802)	13.56
Forfeited and expired	(127)	51.11
Outstanding as of April 2, 2016	24,224	35.78	$494,193	6.02

Exercisable as of April 2, 2016	13,436	$20.87	$447,627	4.36

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended April 2, 2016 were as follows:

Expected volatility (%)	29.4%
Expected term (yrs)	7
Risk-free rate (%)	1.7%
Fair value per option	$18.14
As of April 2, 2016, there was $153 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.16 years.

Non-vested Shares

Non-vested share activity for the three months ended April 2, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	557	$59.42
Granted	2	54.80
Vested	(25)	65.48
Forfeited	(42)	70.62

Outstanding as of April 2, 2016	492	$58.14
As of April 2, 2016, there was $12 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.07 years.

Share Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2016	2015

Stock option and non-vested share compensation expense	$17,811	$15,161
Associate stock purchase plan expense	1,756	1,388
Amounts capitalized in software development costs, net of amortization	(201)	(92)

Amounts charged against earnings, before income tax benefit	$19,366	$16,457

Amount of related income tax benefit recognized in earnings	$5,955	$5,533

Treasury Stock

In March 2016, our Board of Directors authorized a share repurchase program that allows the Company to repurchase shares of our common stock up to $300 million, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, or possibly through other transactions managed by broker-dealers. No time limit was set for completion of the program. During the three months ended April 2, 2016, we repurchased 2.8 million shares for consideration of $150 million. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At April 2, 2016, $150 million remains available for purchase under the program.

(9) Contingencies

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

The following table presents a summary of our operating segments and other expense for the three months ended April 2, 2016 and April 4, 2015:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,004,965	$133,170	$—	$1,138,135

Cost of revenues	149,269	26,324	—	175,593
Operating expenses	425,559	58,871	262,664	747,094
Total costs and expenses	574,828	85,195	262,664	922,687

Operating earnings (loss)	$430,137	$47,975	$(262,664)	$215,448

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$870,507	$125,582	$—	$996,089

Cost of revenues	142,717	25,943	—	168,660
Operating expenses	361,086	50,571	248,860	660,517
Total costs and expenses	503,803	76,514	248,860	829,177

Operating earnings (loss)	$366,704	$49,068	$(248,860)	$166,912

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

Our 2016 and 2015 first quarters ended on April 2, 2016 and April 4, 2015, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; the possibility of increased expenses, exposure to claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; material adverse resolution of legal proceedings; risks associated with our global operations; risks associated with fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our dependence on third party suppliers; difficulties and operational and financial risks associated with successfully completing the integration of the Cerner Health Services (formerly Siemens Health Services) business into our business or the failure to realize the synergies and other benefits expected from the acquisition; risks inherent with business acquisitions and combinations and the integration thereof; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic or market conditions; managing growth in the new markets in which we offer solutions, health care devices and services; continuing to incur significant expenses relating to the integration of the Cerner Health Services (formerly Siemens Health Services) business into Cerner; risks inherent in contracting with government clients; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may restrict our flexibility to operate our business; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; government regulation; significant competition and our ability to respond to market changes and changing technologies; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services (now referred to as "Cerner Health Services"), as further described in Note (2) of the notes to condensed consolidated financial statements. The addition of the Cerner Health Services business impacts the comparability of our condensed consolidated financial statements for the three months ended April 2, 2016, in relation to the three months ended April 4, 2015, presented herein.

Results Overview
The Company delivered strong levels of bookings, revenues, earnings, and operating cash flow in the first quarter of 2016.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.2 billion in the first quarter of 2016, which was flat compared to $1.2 billion in the first quarter of 2015.

Revenues for the first quarter of 2016 increased 14% to $1.1 billion compared to $996 million in the first quarter of 2015. The year-over-year increase in revenue reflects strong growth in services combined with the additional month of contributions from the Cerner Health Services business in the first quarter of 2016, as compared to the same period in 2015.

First quarter 2016 net earnings increased 36% to $150 million compared to $111 million in the first quarter of 2015. Diluted earnings per share increased 34% to $0.43 compared to $0.32 in the first quarter of 2015. The growth in net earnings and diluted earnings per share was primarily a result of increased revenues, combined with a decline in expenses associated with the acquisition and integration of the Cerner Health Services business.

First quarter 2016 and 2015 net earnings and diluted earnings per share reflect the impact of stock-based compensation expense. The effect of these expenses reduced the first quarter 2016 net earnings and diluted earnings per share by $13 million and $0.04, respectively, and the first quarter 2015 net earnings and diluted earnings per share by $11 million and $0.03, respectively.

First quarter 2016 and 2015 net earnings and diluted earnings per share also reflect the impact of amortization of acquisition-related intangibles and acquisition costs and related adjustments, both associated with our acquisition and integration of the Cerner Health Services business. Amortization of acquisition-related intangibles related to the Cerner Health Services business reduced first quarter 2016 net earnings and diluted earnings per share by $13 million and $0.04, respectively; and first quarter 2015 net earnings and diluted earnings per share by $10 million and $0.03, respectively. Acquisition costs and related adjustments related to the Cerner Health Services business reduced first quarter 2016 net earnings and diluted earnings per share by $2 million and $0.01, respectively; and first quarter 2015 net earnings and diluted earnings per share by $17 million and $0.05, respectively.

We had cash collections of receivables of $1.3 billion in the first quarter of 2016 compared to $981 million in the first quarter of 2015. Days sales outstanding was 76 days for the first quarter of 2016, compared to 80 days in the 2015 fourth quarter and 79 days for the 2015 first quarter. Operating cash flows for the first quarter of 2016 were $327 million compared to $214 million in the first quarter of 2015.

Results of Operations
Three Months Ended April 2, 2016 Compared to Three Months Ended April 4, 2015
The following table presents a summary of the operating information for the first quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$279,354	25%	$259,569	26%	8%
Support and maintenance	250,911	22%	228,765	23%	10%
Services	588,727	52%	489,605	49%	20%
Reimbursed travel	19,143	2%	18,150	2%	5%

Total revenues	1,138,135	100%	996,089	100%	14%

Costs of revenue
Costs of revenue	175,593	15%	168,660	17%	4%

Total margin	962,542	85%	827,429	83%	16%

Operating expenses
Sales and client service	501,827	44%	420,182	42%	19%
Software development	133,532	12%	127,271	13%	5%
General and administrative	90,134	8%	94,811	10%	(5)%
Amortization of acquired-related intangibles	21,601	2%	18,253	2%	18%

Total operating expenses	747,094	66%	660,517	66%	13%

Total costs and expenses	922,687	81%	829,177	83%	11%

Operating earnings	215,448	19%	166,912	17%	29%

Other income, net	1,681		208
Income taxes	(66,769)		(56,186)

Net earnings	$150,360		$110,934		36%
Revenues & Backlog
Revenues increased 14% to $1.1 billion in the first quarter of 2016, as compared to $996 million in the first quarter of 2015.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 8% to $279 million in the first quarter of 2016 from $260 million for the same period in 2015. The increase in system sales was primarily driven by the additional month of contributions from the Cerner Health Services business in the first quarter of 2016 as compared to the same period in 2015.

•
Support and maintenance revenues increased 10% to $251 million in the first quarter of 2016 compared to $229 million during the same period in 2015. This increase was primarily driven by the additional month of contributions from the Cerner Health Services business in the first quarter of 2016 as compared to the same period in 2015.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 20% to $589 million in the first quarter of 2016 from $490 million for the same period in 2015. This increase was driven by growth in managed services of $40 million, primarily as a result of continued demand for our hosting services, and an increase in professional services of $59 million, primarily due to growth in implementation and consulting activities.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 12% to $14.6 billion in the first quarter of 2016 compared to $13.0 billion for the same period in 2015. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms.
Costs of Revenue
Cost of revenues as a percentage of total revenues was 15% in the first quarter of 2016, compared to 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 13% to $747 million in the first quarter of 2016, compared with $661 million in the first quarter of 2015.

•
Sales and client service expenses as a percent of total revenues were 44% in first quarter of 2016 compared to 42% in the same period of 2015. These expenses increased 19% to $502 million in the first quarter of 2016, from $420 million in the same period of 2015. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the quarter that was driven by strong services revenue growth.

•
Software development expenses as a percent of revenue were 12% in the first quarter of 2016, compared to 13% in the same period of 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent™ platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2016 and 2015 is as follows:

	Three Months Ended
(In thousands)	2016	2015

Software development costs	$176,258	$161,249
Capitalized software costs	(74,612)	(62,524)
Capitalized costs related to share-based payments	(728)	(543)
Amortization of capitalized software costs	32,614	29,089

Total software development expense	$133,532	$127,271

•
General and administrative expenses as a percent of total revenues were 8% in the first quarter of 2016, compared to 10% in the same period of 2015. These expenses decreased 5% to $90 million in the first quarter of 2016, from $95 million for the same period in 2015. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The decrease as a percent of revenues was primarily driven by a decline in expenses associated with the acquisition and integration of the Cerner Health Services business.

•
Amortization of acquisition-related intangibles increased 18% to $22 million in the first quarter of 2016, compared to $18 million in the same period in 2015. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase was primarily driven by the additional month of amortization on intangibles recorded in connection with the acquisition of the Cerner Health Services business, as compared to the same period in 2015.

Non-Operating Items

•	Other income was $2 million in the first quarter of 2016 and less than $1 million in the first quarter of 2015.

•
Our effective tax rate was 30.8% for the first quarter of 2016 and 33.6% for the first quarter of 2015. The decrease in the effective tax rate in 2016 is a result of the permanent reinstatement of the U.S. research and development tax credit in December 2015 and the favorability of net discrete items recorded in the first quarter of 2016 as compared to the first quarter of 2015.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the first quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$1,004,965	100%	$870,507	100%	15%

Costs of revenue	149,269	15%	142,717	16%	5%
Operating expenses	425,559	42%	361,086	41%	18%
Total costs and expenses	574,828	57%	503,803	58%	14%

Domestic operating earnings	430,137	43%	366,704	42%	17%

Global Segment
Revenues	133,170	100%	125,582	100%	6%

Costs of revenue	26,324	20%	25,943	21%	1%
Operating expenses	58,871	44%	50,571	40%	16%
Total costs and expenses	85,195	64%	76,514	61%	11%

Global operating earnings	47,975	36%	49,068	39%	(2)%

Other, net	(262,664)		(248,860)		6%

Consolidated operating earnings	$215,448		$166,912		29%
Domestic Segment

•
Revenues increased 15% to $1.0 billion in the first quarter of 2016 from $871 million in the same period of 2015. This increase was primarily driven by growth in managed services of $42 million, primarily as a result of continued demand for our hosting services, and an increase in professional services of $52 million, primarily due to growth in implementation and consulting activities.

•
Cost of revenues was 15% of revenues in the first quarter of 2016, compared to 16% of revenues in the same period of 2015. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses were 42% of revenues in the first quarter of 2016, compared to 41% of revenues in the same period of 2015. The increase as a percent of revenue was primarily attributable to an increase in costs related to our managed services and professional services offerings, consistent with the higher mix of services revenue in the first quarter of 2016, compared to the same period in 2015.

Global Segment

•
Revenues increased 6% to $133 million in the first quarter of 2016 from $126 million in the same period of 2015. The increase was primarily driven by the additional month of contributions from the Cerner Health Services business in the first quarter of 2016 as compared to the same period in 2015.

•
Cost of revenues was 20% of revenues in the first quarter of 2016, compared to 21% of revenues in the same period of 2015. The lower cost of revenues as a percent of revenue was driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses were $59 million in the first quarter of 2016, compared to $51 million in the same period of 2015. The increase was primarily driven by the additional month of expenses from the Cerner Health Services business in the first quarter of 2016 as compared to the same period in 2015.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 6% to $263 million in the first quarter of 2016 from $249 million in the same period of 2015. The increase is primarily due to the additional month of corporate and development personnel expenses from the Cerner Health Services business in the first quarter of 2016 as compared to the same period in 2015. This is partially offset by a $23 million decline in expenses associated with the acquisition and integration of the Cerner Health Services business.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At April 2, 2016, we had cash and cash equivalents of $296 million and short-term investments of $208 million, as compared to cash and cash equivalents of $402 million and short-term investments of $111 million at January 2, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 34% of our aggregate cash, cash equivalents, and short-term investments at April 2, 2016. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of April 2, 2016, we had no outstanding borrowings under this facility; however, we had $18 million of outstanding letters of credit, which reduced our available borrowing capacity to $82 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2016.
The following table summarizes our cash flows in the first three months of 2016 and 2015:

	Three Months Ended
(In thousands)	2016	2015

Cash flows from operating activities	$327,083	$214,247
Cash flows from investing activities	(303,554)	(1,005,812)
Cash flows from financing activities	(130,932)	553,184
Effect of exchange rate changes on cash	870	(6,487)
Total change in cash and cash equivalents	(106,533)	(244,868)

Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$295,589	$390,335

Free cash flow (non-GAAP)	$152,392	$68,916

Cash from Operating Activities

	Three Months Ended
(In thousands)	2016	2015

Cash collections from clients	$1,257,886	$981,202
Cash paid to employees and suppliers and other	(880,542)	(762,506)
Cash paid for interest	(8,243)	(983)
Cash paid for taxes, net of refunds	(42,018)	(3,466)

Total cash from operations	$327,083	$214,247
Cash flow from operations increased $113 million in the first quarter of 2016 when compared to the same period of 2015 due to an increase in cash impacting earnings, along with an increase in cash from working capital reductions. During the first quarter of 2016 and 2015, we received total client cash collections of $1.3 billion and $981 million, respectively. Days sales outstanding was 76 days in the first quarter of 2016, compared to 80 days for the 2015 fourth quarter and 79 days for the 2015 first quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2016	2015

Capital purchases	$(99,351)	$(82,264)
Capitalized software development costs	(75,340)	(63,067)
Purchases of investments, net of sales and maturities	(125,271)	514,829
Purchases of other intangibles	(3,592)	(3,296)
Acquisition of businesses	—	(1,372,014)

Total cash flows from investing activities	$(303,554)	$(1,005,812)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.

Our capital spending in the first quarter of 2016 was driven by capitalized equipment purchases primarily to support growth in our CernerWorksSM managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2016 is expected to remain elevated as we continue our current capital and software development initiatives, including the construction of our Trails Campus (office space development located in Kansas City, Missouri).
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. In the first quarter of 2015 we had a net cash inflow from investments due to the use of proceeds from investment sales and maturities to partially fund our February 2, 2015 acquisition of the Cerner Health Services business. In the first quarter of 2016, we returned to net purchases of investments, which we expect to continue in subsequent periods, as we expect strong levels of cash flow.

On February 2, 2015, we acquired the Cerner Health Services business, and paid cash consideration of $1.37 billion in the first quarter of 2015. We used a combination of cash on hand and proceeds from the maturities of investments to fund the acquisition. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding acquisition of the Cerner Health Services business.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2016	2015

Long-term debt issuance	$—	$500,000
Cash from option exercises (including excess tax benefits)	19,124	53,976
Treasury stock purchases	(150,056)	—
Other, net	—	(792)

Total cash flows from financing activities	$(130,932)	$553,184
In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. We do not expect to issue additional long-term debt in 2016.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2016 based on the number of exercisable options as of April 2, 2016 and our current stock price.
During the first quarter of 2016, we repurchased 2.8 million shares of our common stock for total consideration of $150 million. As of April 2, 2016, $150 million remains available for repurchase under the program. We may continue to repurchase shares under this program in 2016, which will be dependent on a number of factors, including the price of our common stock. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Free Cash Flow

		Three Months Ended
(In thousands)		2016	2015

Cash flows from operating activities (GAAP)		$327,083	$214,247
Capital purchases		(99,351)	(82,264)
Capitalized software development costs		(75,340)	(63,067)

Free cash flow (non-GAAP)	$83,476	$152,392	$68,916

Free cash flow increased $83 million in the first quarter of 2016 compared to the same period in 2015. This increase is primarily due to increased cash from operations, partially offset by both capital spending to support our growth initiatives and facilities requirements, and increased capitalized spending to support our ongoing software development initiatives. We believe our free cash flow levels reflect continued strength in our earnings. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account the capital expenditures necessary to operate our business.

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

b)	Changes in Internal Control over Financial Reporting.

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to condensed consolidated financial statements. We continue to integrate policies, processes, people, technology and operations for our combined operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting during this 2016 fiscal year. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the three months ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

c)	Limitations on Controls.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2016.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
January 3, 2016 - January 30, 2016	—	$—	—	$—
January 31, 2016 - February 27, 2016	982	57.62	—	—
February 28, 2016 - April 2, 2016	2,813,157	53.45	2,806,347	150,000,000

Total	2,814,139	$53.45	2,806,347

(a)
Of the 2,814,139 shares of common stock, par value $0.01 per share, presented in the table above, 7,792 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
As announced on March 8, 2016, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $300 million of our common stock, excluding transaction costs. During the three months ended April 2, 2016, the Company repurchased 2.8 million shares for total consideration of $150 million pursuant to a Rule 10b5-1 plan. As of April 2, 2016, $150 million remained available for purchase. No time limit has been set for completion of the program. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

3.2	Bylaws Amended & Restated as of February 25, 2016 of Cerner Corporation filed as Exhibit 3.2 to Form 8-K filed on February 29, 2016 is incorporated herein by reference as Exhibit 3.2

10.1	2016 Executive Performance Agreement - Covered Executives pursuant to the Cerner Corporation Performance-Based Compensation Plan

10.2	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement

10.3	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement

10.4	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement

10.5	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: May 6, 2016	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)