Form 10-Q
period 2016-07-02
CERNER CORP /MO/
filed 2016-08-03
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2016
Common Stock, $0.01 par value per share	337,709,268 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 2, 2016 (unaudited) and January 2, 2016

(In thousands, except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$377,582	$402,122
Short-term investments	252,309	111,059
Receivables, net	983,310	1,034,084
Inventory	16,694	15,788
Prepaid expenses and other	303,813	264,780
Total current assets	1,933,708	1,827,833

Property and equipment, net	1,437,825	1,309,214
Software development costs, net	652,486	562,559
Goodwill	847,939	799,182
Intangible assets, net	613,449	688,058
Long-term investments	89,930	173,073
Other assets	204,214	202,065

Total assets	$5,779,551	$5,561,984

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$242,122	$215,510
Current installments of long-term debt and capital lease obligations	38,408	41,797
Deferred revenue	299,750	278,443
Accrued payroll and tax withholdings	175,478	184,225
Other accrued expenses	59,335	57,891
Total current liabilities	815,093	777,866

Long-term debt and capital lease obligations	546,174	563,353
Deferred income taxes and other liabilities	352,260	324,516
Deferred revenue	12,048	25,865
Total liabilities	1,725,575	1,691,600

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 351,632,999 shares issued at July 2, 2016 and 350,323,367 shares issued at January 2, 2016	3,516	3,503
Additional paid-in capital	1,148,622	1,075,782
Retained earnings	3,774,657	3,457,843
Treasury stock, 14,109,095 shares at July 2, 2016 and 10,364,691 shares at January 2, 2016	(790,465)	(590,390)
Accumulated other comprehensive loss, net	(82,354)	(76,354)
Total shareholders’ equity	4,053,976	3,870,384

Total liabilities and shareholders’ equity	$5,779,551	$5,561,984

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended July 2, 2016 and July 4, 2015
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2016	2015	2016	2015

Revenues:
System sales	$333,104	$315,109	$612,458	$574,678
Support, maintenance and services	860,751	792,827	1,700,389	1,511,197
Reimbursed travel	22,107	18,061	41,250	36,211

Total revenues	1,215,962	1,125,997	2,354,097	2,122,086
Costs and expenses:
Cost of system sales	113,836	112,502	203,061	204,001
Cost of support, maintenance and services	69,613	61,759	136,838	120,770
Cost of reimbursed travel	22,107	18,061	41,250	36,211
Sales and client service	520,265	463,435	1,022,092	883,617
Software development (Includes amortization of $34,263 and $66,877 for the three and six months ended July 2, 2016; and $29,618 and $58,707 for the three and six months ended July 4, 2015)	135,164	138,451	268,696	265,722
General and administrative	90,027	135,545	180,161	230,356
Amortization of acquisition-related intangibles	23,638	24,508	45,239	42,761

Total costs and expenses	974,650	954,261	1,897,337	1,783,438

Operating earnings	241,312	171,736	456,760	338,648

Other income (expense), net	2,470	(1,079)	4,151	(871)

Earnings before income taxes	243,782	170,657	460,911	337,777
Income taxes	(77,328)	(55,619)	(144,097)	(111,805)

Net earnings	$166,454	$115,038	$316,814	$225,972

Basic earnings per share	$0.49	$0.33	$0.94	$0.66
Diluted earnings per share	$0.48	$0.33	$0.92	$0.64
Basic weighted average shares outstanding	337,759	344,431	338,657	343,880
Diluted weighted average shares outstanding	344,026	352,450	344,984	352,162
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended July 2, 2016 and July 4, 2015
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2016	2015	2016	2015

Net earnings	$166,454	$115,038	$316,814	$225,972
Foreign currency translation adjustment and other (net of taxes (benefit) of $33 and $2,155 for the three and six months ended July 2, 2016; and $(863) and $(2,229) for the three and six months ended July 4, 2015)	(14,762)	5,616	(6,472)	(12,894)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $56 and $289 for the three and six months ended July 2, 2016; and $(132) and $113 for the three and six months ended July 4, 2015)	92	(212)	472	174

Comprehensive income	$151,784	$120,442	$310,814	$213,252

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended July 2, 2016 and July 4, 2015
(unaudited)

	Six Months Ended
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$316,814	$225,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	244,096	213,513
Share-based compensation expense	37,954	34,451
Provision for deferred income taxes	19,577	2,866
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	40,682	(130,242)
Inventory	(2,546)	423
Prepaid expenses and other	(39,172)	(37,951)
Accounts payable	(5,228)	(4,069)
Accrued income taxes	1,716	(4,667)
Deferred revenue	(12,334)	1,139
Other accrued liabilities	(19,534)	21,476

Net cash provided by operating activities	582,025	322,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(217,595)	(167,134)
Capitalized software development costs	(155,175)	(132,864)
Purchases of investments	(241,161)	(317,890)
Sales and maturities of investments	183,311	766,017
Purchase of other intangibles	(7,361)	(6,895)
Acquisition of businesses	—	(1,372,014)

Net cash used in investing activities	(437,981)	(1,230,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	—	500,000
Proceeds from excess tax benefits from share-based compensation	11,440	52,075
Proceeds from exercise of options	24,942	32,832
Treasury stock purchases	(200,075)	—
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)
Other	—	(791)

Net cash provided by (used in) financing activities	(165,767)	573,104

Effect of exchange rate changes on cash and cash equivalents	(2,817)	(6,459)

Net decrease in cash and cash equivalents	(24,540)	(341,224)
Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$377,582	$293,979

Summary of acquisition transactions:
Fair value of tangible assets acquired	$(10,200)	$451,881
Fair value of intangible assets acquired	(25,000)	637,980
Fair value of goodwill	46,940	449,023
Less: Fair value of liabilities assumed	(11,740)	(166,870)

Net cash used	$—	$1,372,014
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

Fiscal Period End

Our 2016 and 2015 second quarters ended on July 2, 2016 and July 4, 2015, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business impacts the comparability of our condensed consolidated financial statements for the six months ended July 2, 2016, in relation to the six months ended July 4, 2015, presented herein.

Voluntary Separation Plan

In the first quarter of 2015, the Company adopted a voluntary separation plan ("VSP") for eligible associates. Generally, the VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the VSP received financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. During the six months ended July 4, 2015, we recorded pre-tax charges for the VSP of $42 million, which is included in general and administrative expense in our condensed consolidated statements of operations. As of January 2, 2016, this program was complete.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 amends the revenue guidance in ASU 2014-09 regarding (1) assessing collectability, (2) presentation of sales taxes, (3) non-cash consideration, and (4) completed contracts and contract modifications at transition.

Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance when evaluating whether to consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015-02 was effective for the Company in the first quarter of 2016. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements and related disclosures.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces a new model that requires most leases to be reported on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The standard requires the use of the modified retrospective transition approach. ASU 2016-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

Share-Based Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 is effective for the Company in the first quarter of 2017, with early adoption permitted. We are currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures, and we do not expect to early adopt.

Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how we determine our allowance for estimated uncollectible receivables and evaluate our available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

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

(in thousands)
Receivables, net of allowances	$226,207
Other current assets	46,682
Property and equipment	158,324
Goodwill	532,327
Intangible assets:
Customer relationships	371,000
Existing technologies	201,990
Trade names	39,990
Total intangible assets	612,980
Other non-current assets	5,212
Accounts payable	(42,306)
Deferred revenue (current)	(85,314)
Other current liabilities	(12,853)
Deferred revenue (non-current)	(48,130)

Total purchase price	$1,393,129

The changes in the carrying amounts of goodwill for the six months ended July 2, 2016 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$730,837	$68,345	$799,182
Purchase price allocation adjustments for Cerner Health Services	51,827	(4,887)	46,940
Foreign currency translation adjustments and other	—	1,817	1,817
Ending balance at July 2, 2016	$782,664	$65,275	$847,939

The following table provides unaudited pro forma results of operations for the six months ended July 4, 2015 as if acquisition of the Cerner Health Services business had been completed on the first day of our 2015 fiscal year.

(In thousands, except per share data)

Pro forma revenues	$2,215,766
Pro forma net earnings	231,379
Pro forma diluted earnings per share	0.66

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

During the six months ended July 4, 2015, we incurred $20 million of pre-tax costs in connection with our acquisition of the Cerner Health Services business, which are included in general and administrative expense in our condensed consolidated statements of operations.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at July 2, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$91,664	$—	$—
Time deposits	Cash equivalents	—	18,638	—
Time deposits	Short-term investments	—	41,191	—
Commercial paper	Short-term investments	—	16,596	—
Government and corporate bonds	Short-term investments	—	194,522	—
Government and corporate bonds	Long-term investments	—	72,401	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 2, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$126,752	$—	$—
Time deposits	Cash equivalents	—	5,677	—
Government and corporate bonds	Cash equivalents	—	73	—
Time deposits	Short-term investments	—	30,989	—
Commercial paper	Short-term investments	—	1,498	—
Government and corporate bonds	Short-term investments	—	78,572	—
Government and corporate bonds	Long-term investments	—	155,972	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at July 2, 2016 and January 2, 2016 was approximately $537 million and $505 million, respectively. The carrying amount of such debt at both July 2, 2016 and January 2, 2016 was $500 million.

(4) Available-for-sale Investments

Available-for-sale investments at July 2, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$91,664	$—	$—	$91,664
Time deposits	18,638	—	—	18,638
Total cash equivalents	110,302	—	—	110,302

Short-term investments:
Time deposits	41,191	—	—	41,191
Commercial paper	16,600	1	(5)	16,596
Government and corporate bonds	194,504	70	(52)	194,522
Total short-term investments	252,295	71	(57)	252,309

Long-term investments:
Government and corporate bonds	72,294	107	—	72,401

Total available-for-sale investments	$434,891	$178	$(57)	$435,012

Available-for-sale investments at January 2, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$126,752	$—	$—	$126,752
Time deposits	5,677	—	—	5,677
Government and corporate bonds	73	—	—	73
Total cash equivalents	132,502	—	—	132,502

Short-term investments:
Time deposits	30,989	—	—	30,989
Commercial paper	1,500	—	(2)	1,498
Government and corporate bonds	78,655	20	(103)	78,572
Total short-term investments	111,144	20	(105)	111,059

Long-term investments:
Government and corporate bonds	156,527	14	(569)	155,972

Total available-for-sale investments	$400,173	$34	$(674)	$399,533

We sold available-for-sale investments for proceeds of $88 million and $57 million during the six months ended July 2, 2016 and July 4, 2015, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	July 2, 2016	January 2, 2016

Gross accounts receivable	$984,781	$1,043,069
Less: Allowance for doubtful accounts	39,906	48,119

Accounts receivable, net of allowance	944,875	994,950

Current portion of lease receivables	38,435	39,134

Total receivables, net	$983,310	$1,034,084

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS.  This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract.  Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 2, 2016, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at July 2, 2016 and January 2, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first six months of 2016 and 2015, we received total client cash collections of $2.5 billion and $2.1 billion, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 31.3% and 33.1% for the first six months of 2016 and 2015, respectively. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2016			2015
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$166,454	337,759	$0.49	$115,038	344,431	$0.33
Effect of dilutive securities:
Stock options and non-vested shares	—	6,267		—	8,019
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$166,454	344,026	$0.48	$115,038	352,450	$0.33

For the three months ended July 2, 2016 and July 4, 2015, options to purchase 9.5 million and 2.8 million shares of common stock at per share prices ranging from $44.05 to $73.40 and $54.09 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2016			2015
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$316,814	338,657	$0.94	$225,972	343,880	$0.66
Effect of dilutive securities:
Stock options and non-vested shares	—	6,327		—	8,282
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$316,814	344,984	$0.92	$225,972	352,162	$0.64

For the six months ended July 2, 2016 and July 4, 2015, options to purchase 8.4 million and 1.9 million shares of common stock at per share prices ranging from $44.05 to $73.40 and $53.17 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the six months ended July 2, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,267	$34.46
Granted	3,995	55.10
Exercised	(1,369)	19.45
Forfeited and expired	(344)	53.95
Outstanding as of July 2, 2016	26,549	38.09	$582,539	6.28

Exercisable as of July 2, 2016	15,129	$24.25	$524,613	4.53

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended July 2, 2016 were as follows:

Expected volatility (%)	29.4%
Expected term (yrs)	7
Risk-free rate (%)	1.5%
Fair value per option	$18.33
As of July 2, 2016, there was $182 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.49 years.
Non-vested Shares

Non-vested share activity for the six months ended July 2, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	557	$59.42
Granted	41	55.25
Vested	(191)	54.66
Forfeited	(44)	70.49

Outstanding as of July 2, 2016	363	$60.11
As of July 2, 2016, there was $12 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.91 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2016	2015	2016	2015

Stock option and non-vested share compensation expense	$20,143	$19,290	$37,954	$34,451
Associate stock purchase plan expense	1,463	1,365	3,219	2,753
Amounts capitalized in software development costs, net of amortization	(190)	(208)	(391)	(300)

Amounts charged against earnings, before income tax benefit	$21,416	$20,447	$40,782	$36,904

Amount of related income tax benefit recognized in earnings	$6,793	$6,664	$12,748	$12,197

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

During the six months ended July 2, 2016, we repurchased 3.7 million shares for consideration of $200 million. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At July 2, 2016, $100 million remains available for repurchase under the program.

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

The following table presents a summary of our operating segments and other expense for the three and six months ended July 2, 2016 and July 4, 2015:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,072,564	$143,398	$—	$1,215,962

Cost of revenues	177,510	28,046	—	205,556
Operating expenses	432,468	64,523	272,103	769,094
Total costs and expenses	609,978	92,569	272,103	974,650

Operating earnings (loss)	$462,586	$50,829	$(272,103)	$241,312

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$994,746	$131,251	$—	$1,125,997

Cost of revenues	168,189	24,133	—	192,322
Operating expenses	393,305	59,827	308,807	761,939
Total costs and expenses	561,494	83,960	308,807	954,261

Operating earnings (loss)	$433,252	$47,291	$(308,807)	$171,736

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2016
Revenues	$2,077,529	$276,568	$—	$2,354,097

Cost of revenues	326,779	54,370	—	381,149
Operating expenses	858,027	123,394	534,767	1,516,188
Total costs and expenses	1,184,806	177,764	534,767	1,897,337

Operating earnings (loss)	$892,723	$98,804	$(534,767)	$456,760

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2015
Revenues	$1,865,253	$256,833	$—	$2,122,086

Cost of revenues	310,906	50,076	—	360,982
Operating expenses	754,391	110,398	557,667	1,422,456
Total costs and expenses	1,065,297	160,474	557,667	1,783,438

Operating earnings (loss)	$799,956	$96,359	$(557,667)	$338,648

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

The 2016 and 2015 second quarters ended on July 2, 2016 and July 4, 2015, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

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

Siemens Health Services
On February 2, 2015, we acquired Siemens Health Services (now referred to as "Cerner Health Services"), as further described in Note (2) of the notes to condensed consolidated financial statements. The addition of the Cerner Health Services business impacts the comparability of our condensed consolidated financial statements for the six months ended July 2, 2016, in relation to the six months ended July 4, 2015, presented herein.

Results Overview
The Company delivered strong levels of bookings, revenues, earnings, and operating cash flow in the second quarter of 2016.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.4 billion in the second quarter of 2016, which is an increase of 9% compared to $1.3 billion in the second quarter of 2015.

Revenues for the second quarter of 2016 increased 8% to $1.2 billion compared to $1.1 billion in the second quarter of 2015. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements; contributions from Cerner ITWorksSM and revenue cycle solutions and services; and attaining new clients.

Second quarter 2016 net earnings increased 45% to $166 million compared to $115 million in the second quarter of 2015. Diluted earnings per share increased 45% to $0.48 compared to $0.33 in the second quarter of 2015. The growth in net earnings and diluted earnings per share was primarily a result of increased revenues, combined with a decline in costs related to our 2015 voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business.

We had cash collections of receivables of $1.3 billion in the second quarter of 2016 compared to $1.1 billion in the second quarter of 2015. Days sales outstanding was 74 days for the second quarter of 2016 compared to 76 days for the first quarter of 2016 and 81 days for the second quarter of 2015. Operating cash flows for the second quarter of 2016 were $255 million compared to $109 million in the second quarter of 2015.

Results of Operations
Three Months Ended July 2, 2016 Compared to Three Months Ended July 4, 2015
The following table presents a summary of the operating information for the second quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$333,104	27%	$315,109	28%	6%
Support and maintenance	256,829	21%	254,663	23%	1%
Services	603,922	50%	538,164	48%	12%
Reimbursed travel	22,107	2%	18,061	2%	22%

Total revenues	1,215,962	100%	1,125,997	100%	8%

Costs of revenue
Costs of revenue	205,556	17%	192,322	17%	7%

Total margin	1,010,406	83%	933,675	83%	8%

Operating expenses
Sales and client service	520,265	43%	463,435	41%	12%
Software development	135,164	11%	138,451	12%	(2)%
General and administrative	90,027	7%	135,545	12%	(34)%
Amortization of acquisition-related intangibles	23,638	2%	24,508	2%	(4)%

Total operating expenses	769,094	63%	761,939	68%	1%

Total costs and expenses	974,650	80%	954,261	85%	2%

Operating earnings	241,312	20%	171,736	15%	41%

Other income (expense), net	2,470		(1,079)
Income taxes	(77,328)		(55,619)

Net earnings	$166,454		$115,038		45%
Revenues & Backlog
Revenues increased 8% to $1.2 billion in the second quarter of 2016, as compared to $1.1 billion in the second quarter of 2015.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 6% to $333 million in the second quarter of 2016 from $315 million for the same period in 2015. The increase in system sales was primarily driven by growth in software revenue.

•	Support and maintenance revenues increased 1% to $257 million in the second quarter of 2016 compared to $255 million during the same period in 2015. Such revenue was basically flat period-over-period.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 12% to $604 million in the second quarter of 2016 from $538 million for the same period in 2015. This increase was driven by growth in managed services of $34 million as a result of continued demand for our hosting services and a $32 million increase in professional services due to growth in implementation and consulting activities.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 13% to $15.0 billion in the second quarter of 2016 compared to $13.3 billion for the same period in 2015. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorksSM and revenue cycle services bookings that typically have longer contract terms.

Costs of Revenue
Cost of revenues as a percent of total revenues was 17% in the second quarter of both 2016 and 2015.
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
Operating Expenses
Total operating expenses increased 1% to $769 million in the second quarter of 2016 compared with $762 million in the second quarter of 2015.

•
Sales and client service expenses as a percent of total revenues were 43% in the second quarter of 2016 compared to 41% in the same period of 2015. These expenses increased 12% to $520 million in the second quarter of 2016, from $463 million in the same period of 2015. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase as a percent of revenue reflects a higher mix of services during the quarter that was driven by services revenue growth.

•
Software development expenses as a percent of revenue were 11% in the second quarter of 2016 compared to 12% in the same period of 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntentTM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2016 and 2015 is as follows:

	Three Months Ended
(In thousands)	2016	2015

Software development costs	$180,736	$178,630
Capitalized software costs	(79,085)	(69,116)
Capitalized costs related to share-based payments	(750)	(681)
Amortization of capitalized software costs	34,263	29,618

Total software development expense	$135,164	$138,451

•
General and administrative expenses as a percent of total revenues were 7% in the second quarter of 2016, compared to 12% in the same period of 2015. These expenses decreased 34% to $90 million in the second quarter of 2016, from $136 million for the same period in 2015. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The decrease as a percent of revenues was primarily driven by expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $42 million and $9 million, respectively.

•
Amortization of acquisition-related intangibles as a percent of total revenues was 2% in the second quarter of both 2016 and 2015. These expenses decreased 4% to $24 million in the second quarter of 2016, from $25 million for the same period in 2015. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets becoming fully amortized.

Non-Operating Items

•
Other income (expense) was $2 million in the second quarter of 2016 and $(1) million in the same period of 2015. This increase is primarily due to increased capitalization of interest on construction in process, primarily related to our Innovations Campus (office space development located in Kansas City, Missouri, formerly referred to as our Trails Campus).

•
Our effective tax rate was 31.7% for the second quarter of 2016 and 32.6% for the second quarter of 2015. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, Belgium, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Kuwait, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of the operating segment information for the second quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$1,072,564	100%	$994,746	100%	8%

Costs of revenue	177,510	17%	168,189	17%	6%
Operating expenses	432,468	40%	393,305	40%	10%
Total costs and expenses	609,978	57%	561,494	56%	9%

Domestic operating earnings	462,586	43%	433,252	44%	7%

Global Segment
Revenues	143,398	100%	131,251	100%	9%

Costs of revenue	28,046	20%	24,133	18%	16%
Operating expenses	64,523	45%	59,827	46%	8%
Total costs and expenses	92,569	65%	83,960	64%	10%

Global operating earnings	50,829	35%	47,291	36%	7%

Other, net	(272,103)		(308,807)		(12)%

Consolidated operating earnings	$241,312		$171,736		41%
Domestic Segment

•	Revenues increased 8% to $1.1 billion in the second quarter of 2016 from $995 million in the same period of 2015. This increase was primarily driven by growth in services revenue.

•	Cost of revenues as a percent of revenues was 17% in the second quarter of both 2016 and 2015.

•	Operating expenses as a percent of revenues were 40% in the second quarter of both 2016 and 2015.

Global Segment

•	Revenues increased 9% to $143 million in the second quarter of 2016 from $131 million in the same period of 2015. This increase was primarily driven by growth in software revenue.

•
Cost of revenues as a percent of revenues was 20% in the second quarter of 2016 compared to 18% in the same period of 2015. The higher cost of revenues in 2016 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 45% in the second quarter of 2016 compared to 46% in the same period in 2015. Such expenses as a percent of revenues were basically flat period-over-period.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses decreased 12% to $272 million in the second quarter of 2016 from $309 million in the same period of 2015. This decrease was primarily driven by expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $42 million and $9 million, respectively.

Six Months Ended July 2, 2016 Compared to Six Months Ended July 4, 2015
The following table presents a summary of the operating information for the first six months of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$612,458	26%	$574,678	27%	7%
Support and maintenance	507,740	22%	483,428	23%	5%
Services	1,192,649	51%	1,027,769	48%	16%
Reimbursed travel	41,250	2%	36,211	2%	14%

Total revenues	2,354,097	100%	2,122,086	100%	11%

Costs of revenue
Costs of revenue	381,149	16%	360,982	17%	6%

Total margin	1,972,948	84%	1,761,104	83%	12%

Operating expenses
Sales and client service	1,022,092	43%	883,617	42%	16%
Software development	268,696	11%	265,722	13%	1%
General and administrative	180,161	8%	230,356	11%	(22)%
Amortization of acquisition-related intangibles	45,239	2%	42,761	2%	6%

Total operating expenses	1,516,188	64%	1,422,456	67%	7%

Total costs and expenses	1,897,337	81%	1,783,438	84%	6%

Operating earnings	456,760	19%	338,648	16%	35%

Other income (expense), net	4,151		(871)
Income taxes	(144,097)		(111,805)

Net earnings	$316,814		$225,972		40%
Revenues
Revenues increased 11% to $2.4 billion in the first six months of 2016, as compared to $2.1 billion in the first six months of 2015.

•
System sales increased 7% to $612 million in the first six months of 2016 from $575 million for the same period in 2015. The increase in system sales was primarily driven by growth in subscriptions and software of $31 million and $27 million, respectively, partially offset by a $21 million decline in technology resale.

•
Support and maintenance revenues increased 5% to $508 million in the first six months of 2016 compared to $483 million during the same period in 2015. This increase was primarily attributable to continued success selling Cerner Millennium® applications and implementing them at client sites.

•
Services revenue increased 16% to $1.2 billion in the first six months of 2016 from $1.0 billion for the same period in 2015. This increase was driven by growth in managed services of $74 million as a result of continued demand for our hosting services and a $91 million increase in professional services due to growth in implementation and consulting activities

Costs of Revenue
Cost of revenues as a percent of total revenues was 16% in the first six months of 2016 compared to 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 7% to $1.5 billion in the first six months of 2016, compared with $1.4 billion in the same period of 2015.

•
Sales and client service expenses as a percent of total revenues were 43% in the first six months of 2016 compared to 42% in the same period of 2015. These expenses increased 16% to $1.0 billion in the first six months of 2016, from $884 million in the same period of 2015. The increase as a percent of revenue reflects a higher mix of services during the period that was driven by services revenue growth.

•
Software development expenses as a percent of revenue were 11% in the first six months of 2016, compared to 13% in the same period of 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntentTM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2016 and 2015 is as follows:

	Six Months Ended
(In thousands)	2016	2015

Software development costs	$356,994	$339,879
Capitalized software costs	(153,697)	(131,640)
Capitalized costs related to share-based payments	(1,478)	(1,224)
Amortization of capitalized software costs	66,877	58,707

Total software development expense	$268,696	$265,722

•
General and administrative expenses as a percent of total revenues were 8% in the first six months of 2016 compared to 11% in the same period of 2015. These expenses decreased 22% to $180 million in the first six months of 2016, from $230 million for the same period in 2015. The decrease as a percent of revenues was primarily driven by expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $42 million and $34 million, respectively.

•
Amortization of acquisition-related intangibles as a percent of total revenues was 2% in the first six months of both 2016 and 2015. These expenses increased 6% to $45 million in the first six months of 2016, from $43 million for the same period in 2015. The increase was primarily driven by the additional month of amortization in the first six months of 2016, on intangibles recorded in connection with the acquisition of the Cerner Health Services business, as compared to the same period in 2015.

Non-Operating Items

•
Other income (expense) increased to $4 million in the first six months of 2016 from $(1) million in the same period of 2015. This increase is primarily due to increased capitalization of interest on construction in process, primarily related to our Innovations Campus.

•
Our effective tax rate was 31.3% for the first six months of 2016 and 33.1% for the first six months of 2015. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

Operations by Segment

The following table presents a summary of the operating segment information for the first six months of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$2,077,529	100%	$1,865,253	100%	11%

Costs of revenue	326,779	16%	310,906	17%	5%
Operating expenses	858,027	41%	754,391	40%	14%
Total costs and expenses	1,184,806	57%	1,065,297	57%	11%

Domestic operating earnings	892,723	43%	799,956	43%	12%

Global Segment
Revenues	276,568	100%	256,833	100%	8%

Costs of revenue	54,370	20%	50,076	19%	9%
Operating expenses	123,394	45%	110,398	43%	12%
Total costs and expenses	177,764	64%	160,474	62%	11%

Global operating earnings	98,804	36%	96,359	38%	3%

Other, net	(534,767)		(557,667)		(4)%

Consolidated operating earnings	$456,760		$338,648		35%
Domestic Segment

•	Revenues increased 11% to $2.1 billion in the first six months of 2016 from $1.9 billion in the same period of 2015. This increase was primarily driven by growth in services revenue.

•
Cost of revenues as a percent of revenues was 16% in the first six months of 2016 compared to 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 41% in the first six months of 2016 compared to 40% in the same period of 2015. The increase as a percent of revenue reflects higher personnel costs associated with a higher mix of services during the period that was driven by services revenue growth.

Global Segment

•	Revenues increased 8% to $277 million in the first six months of 2016 from $257 million in the same period of 2015. This increase was primarily driven by growth in software revenue.

•
Cost of revenues as a percent of revenues was 20% in the first six months of 2016 compared to 19% in the same period of 2015. The higher cost of revenues in 2016 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 45% in the first six months of 2016 compared to 43% in the same period in 2015. The increase as a percent of revenues is primarily due to increased personnel costs.

Other, net
These expenses decreased 4% to $535 million in the first six months of 2016 from $558 million in the same period of 2015. This decrease was primarily driven by expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $42 million and $34 million, respectively, partially offset by increases in corporate and development personnel costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash and cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At July 2, 2016, we had cash and cash equivalents of $378 million and short-term investments of $252 million, as compared to cash and cash equivalents of $402 million and short-term investments of $111 million at January 2, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 28% of our aggregate cash, cash equivalents and short-term investments at July 2, 2016. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of July 2, 2016, we had no outstanding borrowings under this facility; however, we had $19 million of outstanding letters of credit, which reduced our available borrowing capacity to $81 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2016.
The following table summarizes our cash flows in the first six months of 2016 and 2015:

	Six Months Ended
(In thousands)	2016	2015

Cash flows from operating activities	$582,025	$322,911
Cash flows from investing activities	(437,981)	(1,230,780)
Cash flows from financing activities	(165,767)	573,104
Effect of exchange rate changes on cash	(2,817)	(6,459)
Total change in cash and cash equivalents	(24,540)	(341,224)

Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$377,582	$293,979

Free cash flow (non-GAAP)	$209,255	$22,913

Cash from Operating Activities

	Six Months Ended
(In thousands)	2016	2015

Cash collections from clients	$2,515,158	$2,061,276
Cash paid to employees and suppliers and other	(1,818,992)	(1,674,522)
Cash paid for interest	(9,303)	(2,478)
Cash paid for taxes, net of refunds	(104,838)	(61,365)

Total cash from operations	$582,025	$322,911
Cash flow from operations increased $259 million in the first six months of 2016 when compared to the same period of 2015 due to an increase in cash impacting earnings, along with a reduction in cash used to fund working capital requirements. During the first six months of 2016 and 2015, we received total client cash collections of $2.5 billion and $2.1 billion, respectively. Days sales outstanding was 74 days in the second quarter of 2016, compared to 76 days in the first quarter of 2016 and 81 days in the second quarter of 2015. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2016	2015

Capital purchases	$(217,595)	$(167,134)
Capitalized software development costs	(155,175)	(132,864)
Purchases of investments, net of sales and maturities	(57,850)	448,127
Purchases of other intangibles	(7,361)	(6,895)
Acquisition of businesses	—	(1,372,014)

Total cash flows from investing activities	$(437,981)	$(1,230,780)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.

Our capital spending in the first six months of 2016 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2016 is expected to remain elevated as we continue our current capital and software development initiatives, including the construction on our Innovations Campus.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. In the first six months of 2015 we had a net cash inflow from investments due to the use of proceeds from investment sales and maturities to partially fund our February 2, 2015 acquisition of the Cerner Health Services business. In 2016, we returned to net purchases of investments, which we expect to continue in subsequent periods, as we expect strong levels of cash flow.

On February 2, 2015, we acquired the Cerner Health Services business, and paid cash consideration of $1.37 billion in the first six months of 2015. We used a combination of cash on hand and proceeds from sales and maturities of investments to fund the acquisition. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding our acquisition of the Cerner Health Services business.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2016	2015

Long-term debt issuance	$—	$500,000
Cash from option exercises (including excess tax benefits)	36,382	84,907
Treasury stock purchases	(200,075)	—
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)
Other, net	—	(791)

Total cash flows from financing activities	$(165,767)	$573,104
In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. We do not expect to issue additional long-term debt in 2016.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2016 based on the number of exercisable options as of July 2, 2016 and our current stock price.

During the first six months of 2016, we repurchased 3.7 million shares of our common stock under our share repurchase program for total consideration of $200 million. At July 2, 2016, $100 million remains available for repurchase under the current program. We may continue to repurchase shares under this program in 2016, which will be dependent on a number of factors, including the price of our common stock. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

During the first six months of 2016, we paid $2 million of contingent consideration related to our acquisition of InterMedHx, LLC. During the first six months of 2015, we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness). We do not expect additional contingent consideration payments for the remainder of 2016.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Six Months Ended
(In thousands)	2016	2015	2016	2015

Cash flows from operating activities (GAAP)	$254,942	$108,664	$582,025	$322,911
Capital purchases	(118,244)	(84,870)	(217,595)	(167,134)
Capitalized software development costs	(79,835)	(69,797)	(155,175)	(132,864)

Free cash flow (non-GAAP)	$56,863	$(46,003)	$209,255	$22,913

Free cash flow increased $186 million in the first six months of 2016 compared to the same period in 2015. This increase is primarily due to increased cash from operations, partially offset by both capital spending to support our growth initiatives and facilities requirements, and increased capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended July 2, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2016.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 3, 2016 - April 30, 2016	742	$56.26	—	$150,000,000
May 1, 2016 - May 28, 2016	938,762	53.30	938,057	100,000,000
May 29, 2016 - July 2, 2016	47,822	55.81	—	100,000,000

Total	987,326	$53.43	938,057

(a)
Of the 987,326 shares of common stock, par value $0.01 per share, presented in the table above, 49,269 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on March 8, 2016, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $300 million of our common stock, excluding transaction costs. During the six months ended July 2, 2016, the Company repurchased 3.7 million shares for total consideration of $200 million pursuant to a Rule 10b5-1 plan. As of July 2, 2016, $100 million remained available for repurchase. No time limit has been set for completion of the program. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1
Cerner Corporation Performance-Based Compensation Plan (as Amended and Restated May 27, 2016) filed as Exhibit 10.1 to Form 8-K/A filed on June 1, 2016 is incorporated herein by reference as Exhibit 10.1.

10.2	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: August 3, 2016	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)