Form 10-Q
period 2016-10-01
CERNER CORP /MO/
filed 2016-11-02
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2016
Common Stock, $0.01 par value per share	339,496,327 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 1, 2016 (unaudited) and January 2, 2016

(In thousands, except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$431,497	$402,122
Short-term investments	261,185	111,059
Receivables, net	985,164	1,034,084
Inventory	19,705	15,788
Prepaid expenses and other	300,764	264,780
Total current assets	1,998,315	1,827,833

Property and equipment, net	1,476,126	1,309,214
Software development costs, net	690,972	562,559
Goodwill	848,452	799,182
Intangible assets, net	591,447	688,058
Long-term investments	143,859	173,073
Other assets	199,356	202,065

Total assets	$5,948,527	$5,561,984

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$219,531	$215,510
Current installments of long-term debt and capital lease obligations	36,619	41,797
Deferred revenue	308,713	278,443
Accrued payroll and tax withholdings	204,774	184,225
Other accrued expenses	58,423	57,891
Total current liabilities	828,060	777,866

Long-term debt and capital lease obligations	535,920	563,353
Deferred income taxes and other liabilities	292,769	324,516
Deferred revenue	13,743	25,865
Total liabilities	1,670,492	1,691,600

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 353,581,189 shares issued at October 1, 2016 and 350,323,367 shares issued at January 2, 2016	3,536	3,503
Additional paid-in capital	1,205,075	1,075,782
Retained earnings	3,944,636	3,457,843
Treasury stock, 14,109,095 shares at October 1, 2016 and 10,364,691 shares at January 2, 2016	(790,465)	(590,390)
Accumulated other comprehensive loss, net	(84,747)	(76,354)
Total shareholders’ equity	4,278,035	3,870,384

Total liabilities and shareholders’ equity	$5,948,527	$5,561,984

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended October 1, 2016 and October 3, 2015
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2016	2015	2016	2015

Revenues:
System sales	$301,252	$325,084	$913,710	$899,762
Support, maintenance and services	861,085	783,878	2,561,474	2,295,075
Reimbursed travel	22,220	18,925	63,470	55,136

Total revenues	1,184,557	1,127,887	3,538,654	3,249,973
Costs and expenses:
Cost of system sales	93,275	105,760	296,336	309,761
Cost of support, maintenance and services	67,475	65,898	204,313	186,668
Cost of reimbursed travel	22,220	18,925	63,470	55,136
Sales and client service	512,671	465,881	1,534,763	1,349,498
Software development (Includes amortization of $35,552 and $102,429 for the three and nine months ended October 1, 2016; and $29,743 and $88,450 for the three and nine months ended October 3, 2015)	136,755	132,814	405,451	398,536
General and administrative	87,071	98,705	267,232	329,061
Amortization of acquisition-related intangibles	22,865	24,550	68,104	67,311

Total costs and expenses	942,332	912,533	2,839,669	2,695,971

Operating earnings	242,225	215,354	698,985	554,002

Other income (expense), net	(417)	317	3,734	(554)

Earnings before income taxes	241,808	215,671	702,719	553,448
Income taxes	(71,829)	(68,389)	(215,926)	(180,194)

Net earnings	$169,979	$147,282	$486,793	$373,254

Basic earnings per share	$0.50	$0.43	$1.44	$1.09
Diluted earnings per share	$0.49	$0.42	$1.41	$1.06
Basic weighted average shares outstanding	338,684	344,040	338,675	343,933
Diluted weighted average shares outstanding	344,817	351,364	344,917	351,891
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended October 1, 2016 and October 3, 2015
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2016	2015	2016	2015

Net earnings	$169,979	$147,282	$486,793	$373,254
Foreign currency translation adjustment and other (net of taxes (benefit) of $1,282 and $3,437 for the three and nine months ended October 1, 2016; and $(824) and $(3,053) for the three and nine months ended October 3, 2015)	(2,085)	(7,944)	(8,557)	(20,838)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(188) and $101 for the three and nine months ended October 1, 2016; and $73 and $186 for the three and nine months ended October 3, 2015)	(308)	118	164	292

Comprehensive income	$167,586	$139,456	$478,400	$352,708

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended October 1, 2016 and October 3, 2015
(unaudited)

	Nine Months Ended
(In thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$486,793	$373,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	371,385	329,075
Share-based compensation expense	56,896	53,326
Provision for deferred income taxes	(25,922)	4,671
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	43,699	(176,120)
Inventory	(5,590)	5,165
Prepaid expenses and other	(33,801)	(41,741)
Accounts payable	(19,566)	(7,632)
Accrued income taxes	6,191	2,596
Deferred revenue	(1,780)	(3,008)
Other accrued liabilities	(55,931)	54,845

Net cash provided by operating activities	822,374	594,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(327,861)	(255,375)
Capitalized software development costs	(228,803)	(204,708)
Purchases of investments	(387,809)	(460,128)
Sales and maturities of investments	262,100	962,760
Purchase of other intangibles	(13,222)	(18,092)
Acquisition of businesses	—	(1,372,014)

Net cash used in investing activities	(695,595)	(1,347,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	—	500,000
Proceeds from excess tax benefits from share-based compensation	47,202	57,689
Proceeds from exercise of options	60,486	42,481
Treasury stock purchases	(200,075)	(200,064)
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)
Other	—	(792)

Net cash provided by (used in) financing activities	(94,461)	388,302

Effect of exchange rate changes on cash and cash equivalents	(2,943)	(8,622)

Net increase (decrease) in cash and cash equivalents	29,375	(373,446)
Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$431,497	$261,757

Summary of acquisition transactions:
Fair value of tangible assets acquired	$(10,200)	$450,662
Fair value of intangible assets acquired	(25,000)	637,980
Fair value of goodwill	46,940	472,476
Less: Fair value of liabilities assumed	(11,740)	(167,989)
Less: Fair value of working capital settlement payable	—	(21,115)

Net cash used	$—	$1,372,014
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

Fiscal Period End

Our third fiscal quarter ends on the Saturday closest to September 30. The 2016 and 2015 third quarters ended on October 1, 2016 and October 3, 2015, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business impacts the comparability of our condensed consolidated financial statements for the nine months ended October 1, 2016, in relation to the nine months ended October 3, 2015, presented herein.

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

In the fourth quarter of 2016, the Company adopted a new voluntary separation plan ("2016 VSP") for eligible associates. This 2016 VSP is available to U.S. associates who meet a minimum level of combined age and tenure. Associates who elect to participate in the 2016 VSP will receive financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. The irrevocable acceptance period for most associates electing to participate in the 2016 VSP ends in December 2016. Based on the number of eligible associates, and our estimate of participation, we expect the corresponding pre-tax charge in the fourth quarter of 2016 to approximate $35 million.

Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP. The new standard is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We expect to use the cumulative effect transition method, and we do not expect to early adopt. We are currently evaluating the effect that ASU 2014-09, and its subsequent amendments discussed below, will have on our consolidated financial statements and related disclosures.

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

Cash Flow Presentation. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which includes clarifying guidance regarding the cash flow statement presentation of contingent consideration payments made after business combinations. The standard requires use of the retrospective transition method, however entities may apply the guidance prospectively if retrospective application would be impracticable. ASU 2016-15 is effective for the Company in the first quarter of 2018, with early adoption permitted. At this time, we have not selected a transition method, nor have we determined if we will early adopt. We are currently evaluating the effect that ASU 2016-15 will have on our consolidated financial statements and related disclosures.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which provides new guidance regarding when an entity should recognize the income tax consequences of certain intra-entity asset transfers. The standard requires the use of the modified retrospective transition approach. ASU 2016-16 is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. We are currently evaluating the effect that ASU 2016-16 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

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

(in thousands)
Receivables, net of allowances	$226,207
Other current assets	46,682
Property and equipment	158,324
Goodwill	532,327
Intangible assets:
Customer relationships	371,000
Existing technologies	201,990
Trade names	39,990
Total intangible assets	612,980
Other non-current assets	5,212
Accounts payable	(42,306)
Deferred revenue (current)	(85,314)
Other current liabilities	(12,853)
Deferred revenue (non-current)	(48,130)

Total purchase price	$1,393,129

The changes in the carrying amounts of goodwill for the nine months ended October 1, 2016 were as follows:

(In thousands)	Domestic	Global	Total

Beginning balance	$730,837	$68,345	$799,182
Purchase price allocation adjustments for Cerner Health Services	51,827	(4,887)	46,940
Foreign currency translation adjustments and other	—	2,330	2,330
Ending balance at October 1, 2016	$782,664	$65,788	$848,452

The following table provides unaudited pro forma results of operations for the nine months ended October 3, 2015 as if acquisition of the Cerner Health Services business had been completed on the first day of our 2015 fiscal year.

(In thousands, except per share data)

Pro forma revenues	$3,343,653
Pro forma net earnings	379,059
Pro forma diluted earnings per share	1.08

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

During the nine months ended October 3, 2015, we incurred $20 million of pre-tax costs in connection with our acquisition of the Cerner Health Services business, which are included in general and administrative expense in our condensed consolidated statements of operations.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at October 1, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$108,378	$—	$—
Time deposits	Cash equivalents	—	9,199	—
Commercial paper	Cash equivalents	—	2,500	—
Time deposits	Short-term investments	—	44,980	—
Commercial paper	Short-term investments	—	37,775	—
Government and corporate bonds	Short-term investments	—	178,430	—
Government and corporate bonds	Long-term investments	—	130,292	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at January 2, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$126,752	$—	$—
Time deposits	Cash equivalents	—	5,677	—
Government and corporate bonds	Cash equivalents	—	73	—
Time deposits	Short-term investments	—	30,989	—
Commercial paper	Short-term investments	—	1,498	—
Government and corporate bonds	Short-term investments	—	78,572	—
Government and corporate bonds	Long-term investments	—	155,972	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at October 1, 2016 and January 2, 2016 was approximately $531 million and $505 million, respectively. The carrying amount of such debt at both October 1, 2016 and January 2, 2016 was $500 million.

(4) Available-for-sale Investments

Available-for-sale investments at October 1, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$108,378	$—	$—	$108,378
Time deposits	9,199	—	—	9,199
Commercial paper	2,500	—	—	2,500
Total cash equivalents	120,077	—	—	120,077

Short-term investments:
Time deposits	44,980	—	—	44,980
Commercial paper	37,825	—	(50)	37,775
Government and corporate bonds	178,551	12	(133)	178,430
Total short-term investments	261,356	12	(183)	261,185

Long-term investments:
Government and corporate bonds	130,496	17	(221)	130,292

Total available-for-sale investments	$511,929	$29	$(404)	$511,554

Available-for-sale investments at January 2, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$126,752	$—	$—	$126,752
Time deposits	5,677	—	—	5,677
Government and corporate bonds	73	—	—	73
Total cash equivalents	132,502	—	—	132,502

Short-term investments:
Time deposits	30,989	—	—	30,989
Commercial paper	1,500	—	(2)	1,498
Government and corporate bonds	78,655	20	(103)	78,572
Total short-term investments	111,144	20	(105)	111,059

Long-term investments:
Government and corporate bonds	156,527	14	(569)	155,972

Total available-for-sale investments	$400,173	$34	$(674)	$399,533

We sold available-for-sale investments for proceeds of $92 million and $157 million during the nine months ended October 1, 2016 and October 3, 2015, respectively, resulting in insignificant gains in each period.

(5) Receivables

A summary of net receivables is as follows:

(In thousands)	October 1, 2016	January 2, 2016

Gross accounts receivable	$991,816	$1,043,069
Less: Allowance for doubtful accounts	41,267	48,119

Accounts receivable, net of allowance	950,549	994,950

Current portion of lease receivables	34,615	39,134

Total receivables, net	$985,164	$1,034,084

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS.  This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract.  Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of October 1, 2016, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at October 1, 2016 and January 2, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first nine months of 2016 and 2015, we received total client cash collections of $3.8 billion and $3.2 billion, respectively.

(6) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 30.7% and 32.6% for the first nine months of 2016 and 2015, respectively. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

(7) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2016			2015
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$169,979	338,684	$0.50	$147,282	344,040	$0.43
Effect of dilutive securities:
Stock options and non-vested shares	—	6,133		—	7,324
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$169,979	344,817	$0.49	$147,282	351,364	$0.42

For the three months ended October 1, 2016 and October 3, 2015, options to purchase 8.1 million and 3.9 million shares of common stock at per share prices ranging from $47.84 to $73.40 and $48.39 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2016			2015
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$486,793	338,675	$1.44	$373,254	343,933	$1.09
Effect of dilutive securities:
Stock options and non-vested shares	—	6,242		—	7,958
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$486,793	344,917	$1.41	$373,254	351,891	$1.06

For the nine months ended October 1, 2016 and October 3, 2015, options to purchase 7.2 million and 2.5 million shares of common stock at per share prices ranging from $47.38 to $73.40 and $51.97 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(8) Share-Based Compensation and Equity

Stock Options

Options activity for the nine months ended October 1, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,267	$34.46
Granted	4,038	55.20
Exercised	(3,905)	17.23
Forfeited and expired	(427)	54.47
Outstanding as of October 1, 2016	23,973	40.41	$531,419	6.28

Exercisable as of October 1, 2016	12,642	$25.96	$452,445	4.41

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended October 1, 2016 were as follows:

Expected volatility (%)	29.4%
Expected term (yrs)	7
Risk-free rate (%)	1.5%
Fair value per option	$18.35
As of October 1, 2016, there was $168 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.32 years.
Non-vested Shares

Non-vested share activity for the nine months ended October 1, 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	557	$59.42
Granted	55	57.68
Vested	(216)	53.74
Forfeited	(44)	70.49

Outstanding as of October 1, 2016	352	$61.25
As of October 1, 2016, there was $10 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.88 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2016	2015	2016	2015

Stock option and non-vested share compensation expense	$18,942	$18,875	$56,896	$53,326
Associate stock purchase plan expense	1,503	1,485	4,722	4,238
Amounts capitalized in software development costs, net of amortization	(95)	(183)	(486)	(483)

Amounts charged against earnings, before income tax benefit	$20,350	$20,177	$61,132	$57,081

Amount of related income tax benefit recognized in earnings	$6,045	$6,398	$18,793	$18,595

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

During the nine months ended October 1, 2016, we repurchased 3.7 million shares for consideration of $200 million. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At October 1, 2016, $100 million remains available for repurchase under the program.

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

No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended October 1, 2016 and October 3, 2015:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,055,037	$129,520	$—	$1,184,557

Cost of revenues	161,625	21,345	—	182,970
Operating expenses	446,704	60,430	252,228	759,362
Total costs and expenses	608,329	81,775	252,228	942,332

Operating earnings (loss)	$446,708	$47,745	$(252,228)	$242,225

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2015
Revenues	$997,954	$129,933	$—	$1,127,887

Cost of revenues	169,181	21,402	—	190,583
Operating expenses	403,371	60,448	258,131	721,950
Total costs and expenses	572,552	81,850	258,131	912,533

Operating earnings (loss)	$425,402	$48,083	$(258,131)	$215,354

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2016
Revenues	$3,132,566	$406,088	$—	$3,538,654

Cost of revenues	488,404	75,715	—	564,119
Operating expenses	1,304,731	183,824	786,995	2,275,550
Total costs and expenses	1,793,135	259,539	786,995	2,839,669

Operating earnings (loss)	$1,339,431	$146,549	$(786,995)	$698,985

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2015
Revenues	$2,863,207	$386,766	$—	$3,249,973

Cost of revenues	480,087	71,478	—	551,565
Operating expenses	1,157,762	170,846	815,798	2,144,406
Total costs and expenses	1,637,849	242,324	815,798	2,695,971

Operating earnings (loss)	$1,225,358	$144,442	$(815,798)	$554,002

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

The 2016 and 2015 third quarters ended on October 1, 2016 and October 3, 2015, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; the possibility of increased expenses, exposure to claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; material adverse resolution of legal proceedings; risks associated with our global operations; risks associated with fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; risks associated with our recruitment and retention of key personnel; risks related to our dependence on third party suppliers; difficulties and operational and financial risks associated with successfully completing the integration of the Cerner Health Services (formerly Siemens Health Services) business into our business or the failure to realize the synergies and other benefits expected from the acquisition; risks inherent with business acquisitions and combinations and the integration thereof; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic or market conditions; managing growth in the new markets in which we offer solutions, health care devices and services; continuing to incur significant expenses relating to the integration of the Cerner Health Services business into Cerner; risks inherent in contracting with government clients; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; government regulation; significant competition and our ability to respond to market changes and changing technologies; variations in our quarterly operating results; potential inconsistencies in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers secure access to clinical, administrative and financial data in real or near-real time, helping them improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 25,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions.

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

Siemens Health Services
On February 2, 2015, we acquired Siemens Health Services (now referred to as "Cerner Health Services"), as further described in Note (2) of the notes to condensed consolidated financial statements. The addition of the Cerner Health Services business impacts the comparability of our condensed consolidated financial statements for the nine months ended October 1, 2016, in relation to the nine months ended October 3, 2015, presented herein.

Results Overview
The Company delivered strong levels of bookings, revenues, earnings, and operating cash flow in the third quarter of 2016.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.4 billion in the third quarter of 2016, which is a decrease of 10% compared to $1.6 billion in the third quarter of 2015, when bookings grew 44% year-over-year.

Revenues for the third quarter of 2016 increased 5% to $1.2 billion compared to $1.1 billion in the third quarter of 2015. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements; contributions from Cerner ITWorksSM and revenue cycle solutions and services; and attaining new clients.

Third quarter 2016 net earnings increased 15% to $170 million compared to $147 million in the third quarter of 2015. Diluted earnings per share increased 17% to $0.49 compared to $0.42 in the third quarter of 2015. The growth in net earnings and diluted earnings per share was primarily a result of increased revenues, combined with a decline in costs associated with our acquisition of the Cerner Health Services business in 2015.

We had cash collections of receivables of $1.3 billion in the third quarter of 2016 compared to $1.1 billion in the third quarter of 2015. Days sales outstanding was 76 days for the third quarter of 2016 compared to 74 days for the second quarter of 2016 and 85 days for the third quarter of 2015. Operating cash flows for the third quarter of 2016 were $240 million compared to $272 million in the third quarter of 2015.

Results of Operations
Three Months Ended October 1, 2016 Compared to Three Months Ended October 3, 2015
The following table presents a summary of the operating information for the third quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$301,252	25%	$325,084	29%	(7)%
Support and maintenance	253,425	21%	245,118	22%	3%
Services	607,660	51%	538,760	48%	13%
Reimbursed travel	22,220	2%	18,925	2%	17%

Total revenues	1,184,557	100%	1,127,887	100%	5%

Costs of revenue
Costs of revenue	182,970	15%	190,583	17%	(4)%

Total margin	1,001,587	85%	937,304	83%	7%

Operating expenses
Sales and client service	512,671	43%	465,881	41%	10%
Software development	136,755	12%	132,814	12%	3%
General and administrative	87,071	7%	98,705	9%	(12)%
Amortization of acquisition-related intangibles	22,865	2%	24,550	2%	(7)%

Total operating expenses	759,362	64%	721,950	64%	5%

Total costs and expenses	942,332	80%	912,533	81%	3%

Operating earnings	242,225	20%	215,354	19%	12%

Other income (expense), net	(417)		317
Income taxes	(71,829)		(68,389)

Net earnings	$169,979		$147,282		15%
Revenues & Backlog
Revenues increased 5% to $1.2 billion in the third quarter of 2016, as compared to $1.1 billion in the third quarter of 2015.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 7% to $301 million in the third quarter of 2016 from $325 million for the same period in 2015. The decrease in system sales was primarily driven by declines in licensed software and technology resale of $18 million and $17 million, respectively.

•
Support and maintenance revenues increased 3% to $253 million in the third quarter of 2016 compared to $245 million during the same period in 2015. This increase was primarily attributable to continued success selling Cerner Millennium® applications and implementing them at client sites.

•
Services revenue, which includes professional services, excluding installation, and managed services, increased 13% to $608 million in the third quarter of 2016 from $539 million for the same period in 2015. This increase was driven by a $39 million increase in professional services due to growth in implementation and consulting activities and growth in managed services of $30 million as a result of continued demand for our hosting services.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 11% to $15.5 billion in the third quarter of 2016 compared to $13.9 billion for the same period in 2015. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorksSM and revenue cycle services bookings that typically have longer contract terms.

Costs of Revenue
Cost of revenues as a percent of total revenues was 15% in the third quarter of 2016 compared with 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.
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
Operating Expenses
Total operating expenses increased 5% to $759 million in the third quarter of 2016 compared with $722 million in the third quarter of 2015.

•
Sales and client service expenses as a percent of total revenues were 43% in the third quarter of 2016 compared to 41% in the same period of 2015. These expenses increased 10% to $513 million in the third quarter of 2016, from $466 million in the same period of 2015. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase as a percent of revenues reflects a higher mix of services during the quarter that was driven by services revenue growth.

•
Software development expenses as a percent of total revenues were 12% in the third quarter of both 2016 and 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntentTM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2016 and 2015 is as follows:

	Three Months Ended
(In thousands)	2016	2015

Software development costs	$174,831	$174,915
Capitalized software costs	(72,943)	(71,186)
Capitalized costs related to share-based payments	(685)	(658)
Amortization of capitalized software costs	35,552	29,743

Total software development expense	$136,755	$132,814

•
General and administrative expenses as a percent of total revenues were 7% in the third quarter of 2016, compared to 9% in the same period of 2015. These expenses decreased 12% to $87 million in the third quarter of 2016, from $99 million for the same period in 2015. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The decrease as a percent of revenues was primarily the result of expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $4 million and $6 million, respectively. We expect to record expenses in the fourth quarter of 2016 in connection with a new voluntary separation plan, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

•
Amortization of acquisition-related intangibles as a percent of total revenues was 2% in the third quarter of both 2016 and 2015. These expenses decreased 7% to $23 million in the third quarter of 2016, from $25 million for the same period in 2015. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets becoming fully amortized.

Non-Operating Items

•	Other income (expense), net was less than $(1 million) in the third quarter of 2016 and less than $1 million in the same period of 2015.

•
Our effective tax rate was 29.7% for the third quarter of 2016 and 31.7% for the third quarter of 2015. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

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

The following table presents a summary of the operating segment information for the third quarters of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$1,055,037	100%	$997,954	100%	6%

Costs of revenue	161,625	15%	169,181	17%	(4)%
Operating expenses	446,704	42%	403,371	40%	11%
Total costs and expenses	608,329	58%	572,552	57%	6%

Domestic operating earnings	446,708	42%	425,402	43%	5%

Global Segment
Revenues	129,520	100%	129,933	100%	—%

Costs of revenue	21,345	16%	21,402	16%	—%
Operating expenses	60,430	47%	60,448	47%	—%
Total costs and expenses	81,775	63%	81,850	63%	—%

Global operating earnings	47,745	37%	48,083	37%	(1)%

Other, net	(252,228)		(258,131)		(2)%

Consolidated operating earnings	$242,225		$215,354		12%
Domestic Segment

•	Revenues increased 6% to $1.1 billion in the third quarter of 2016 from $998 million in the same period of 2015. This increase was primarily driven by growth in services revenue.

•
Cost of revenues as a percent of revenues was 15% in the third quarter of 2016 compared to 17% in the same period of 2015. This lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 42% in the third quarter of 2016 compared to 40% in the same period of 2015. The increase as a percent of revenues reflects a higher mix of services during the quarter that was driven by services revenue growth.

Global Segment

•	Revenues were flat period-over-period at $130 million in the third quarter of both 2016 and 2015.

•	Cost of revenues as a percent of revenues was 16% in the third quarter of both 2016 and 2015.

•	Operating expenses as a percent of revenues were 47% in the third quarter of both 2016 and 2015.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses decreased 2% to $252 million in the third quarter of 2016 from $258 million in the same period of 2015. The decrease was primarily the result of expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $4 million and $6 million, respectively.

Nine Months Ended October 1, 2016 Compared to Nine Months Ended October 3, 2015
The following table presents a summary of the operating information for the first nine months of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$913,710	26%	$899,762	28%	2%
Support and maintenance	761,165	22%	728,546	22%	4%
Services	1,800,309	51%	1,566,529	48%	15%
Reimbursed travel	63,470	2%	55,136	2%	15%

Total revenues	3,538,654	100%	3,249,973	100%	9%

Costs of revenue
Costs of revenue	564,119	16%	551,565	17%	2%

Total margin	2,974,535	84%	2,698,408	83%	10%

Operating expenses
Sales and client service	1,534,763	43%	1,349,498	42%	14%
Software development	405,451	11%	398,536	12%	2%
General and administrative	267,232	8%	329,061	10%	(19)%
Amortization of acquisition-related intangibles	68,104	2%	67,311	2%	1%

Total operating expenses	2,275,550	64%	2,144,406	66%	6%

Total costs and expenses	2,839,669	80%	2,695,971	83%	5%

Operating earnings	698,985	20%	554,002	17%	26%

Other income (expense), net	3,734		(554)
Income taxes	(215,926)		(180,194)

Net earnings	$486,793		$373,254		30%
Revenues
Revenues increased 9% to $3.5 billion in the first nine months of 2016, as compared to $3.2 billion in the first nine months of 2015.

•
System sales increased 2% to $914 million in the first nine months of 2016 from $900 million for the same period in 2015. The increase in system sales was primarily driven by growth in subscriptions and software of $42 million and $10 million, respectively, partially offset by a $38 million decline in technology resale.

•
Support and maintenance revenues increased 4% to $761 million in the first nine months of 2016 compared to $729 million during the same period in 2015. This increase was primarily attributable to continued success selling Cerner Millennium® applications and implementing them at client sites.

•
Services revenue increased 15% to $1.8 billion in the first nine months of 2016 from $1.6 billion for the same period in 2015. This increase was driven by growth in professional services of $130 million due to growth in implementation and consulting activities and an increase in managed services of $104 million as a result of continued demand for our hosting services.

Costs of Revenue
Cost of revenues as a percent of total revenues was 16% in the first nine months of 2016 compared to 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 6% to $2.3 billion in the first nine months of 2016, compared with $2.1 billion in the same period of 2015.

•
Sales and client service expenses as a percent of total revenues were 43% in the first nine months of 2016 compared to 42% in the same period of 2015. These expenses increased 14% to $1.5 billion in the first nine months of 2016, from $1.3 billion in the same period of 2015. The increase as a percent of revenues reflects a higher mix of services during the period that was driven by services revenue growth.

•
Software development expenses as a percent of total revenues were 11% in the first nine months of 2016, compared to 12% in the same period of 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntentTM platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2016 and 2015 is as follows:

	Nine Months Ended
(In thousands)	2016	2015

Software development costs	$531,825	$514,794
Capitalized software costs	(226,640)	(202,826)
Capitalized costs related to share-based payments	(2,163)	(1,882)
Amortization of capitalized software costs	102,429	88,450

Total software development expense	$405,451	$398,536

•
General and administrative expenses as a percent of total revenues were 8% in the first nine months of 2016 compared to 10% in the same period of 2015. These expenses decreased 19% to $267 million in the first nine months of 2016, from $329 million for the same period in 2015. The decrease as a percent of revenues was primarily the result of expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $45 million and $40 million, respectively. We expect to record expenses in the fourth quarter of 2016 in connection with a new voluntary separation plan, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

•
Amortization of acquisition-related intangibles as a percent of total revenues was 2% in the first nine months of both 2016 and 2015. These expenses increased 1% to $68 million in the first nine months of 2016, from $67 million for the same period in 2015. The increase was primarily driven by the additional month of amortization in the first nine months of 2016, on intangibles recorded in connection with the acquisition of the Cerner Health Services business, as compared to the same period in 2015.

Non-Operating Items

•
Other income (expense), net increased to $4 million in the first nine months of 2016 from $(1) million in the same period of 2015. This increase is primarily due to increased capitalization of interest on construction in process, primarily related to our Innovations Campus (office space development located in Kansas City, Missouri, formerly referred to as our Trails Campus).

•
Our effective tax rate was 30.7% for the first nine months of 2016 and 32.6% for the first nine months of 2015. The decrease in the 2016 effective tax rate is primarily the result of the permanent reinstatement of the U.S. research and development tax credit in December 2015.

Operations by Segment

The following table presents a summary of the operating segment information for the first nine months of 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$3,132,566	100%	$2,863,207	100%	9%

Costs of revenue	488,404	16%	480,087	17%	2%
Operating expenses	1,304,731	42%	1,157,762	40%	13%
Total costs and expenses	1,793,135	57%	1,637,849	57%	9%

Domestic operating earnings	1,339,431	43%	1,225,358	43%	9%

Global Segment
Revenues	406,088	100%	386,766	100%	5%

Costs of revenue	75,715	19%	71,478	18%	6%
Operating expenses	183,824	45%	170,846	44%	8%
Total costs and expenses	259,539	64%	242,324	63%	7%

Global operating earnings	146,549	36%	144,442	37%	1%

Other, net	(786,995)		(815,798)		(4)%

Consolidated operating earnings	$698,985		$554,002		26%
Domestic Segment

•	Revenues increased 9% to $3.1 billion in the first nine months of 2016 from $2.9 billion in the same period of 2015. This increase was primarily driven by growth in services revenue.

•
Cost of revenues as a percent of revenues was 16% in the first nine months of 2016 compared to 17% in the same period of 2015. The lower cost of revenues as a percent of revenue was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 42% in the first nine months of 2016 compared to 40% in the same period of 2015. The increase as a percent of revenues reflects a higher mix of services during the quarter that was driven by services revenue growth.

Global Segment

•	Revenues increased 5% to $406 million in the first nine months of 2016 from $387 million in the same period of 2015. This increase was primarily driven by growth in services revenue.

•
Cost of revenues as a percent of revenues was 19% in the first nine months of 2016 compared to 18% in the same period of 2015. The higher cost of revenues in 2016 was primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 45% in the first nine months of 2016 compared to 44% in the same period in 2015. The increase as a percent of revenues is primarily due to increased personnel costs.

Other, net
These expenses decreased 4% to $787 million in the first nine months of 2016 from $816 million in the same period of 2015. This decrease was primarily the result of expenses incurred in 2015 related to our voluntary separation plan and acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business of $45 million and $40 million, respectively, partially offset by increases in corporate and development personnel costs.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions and capital expenditures.
Our principal sources of liquidity are our cash and cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At October 1, 2016, we had cash and cash equivalents of $431 million and short-term investments of $261 million, as compared to cash and cash equivalents of $402 million and short-term investments of $111 million at January 2, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 26% of our aggregate cash, cash equivalents and short-term investments at October 1, 2016. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of October 1, 2016, we had no outstanding borrowings under this facility; however, we had $31 million of outstanding letters of credit, which reduced our available borrowing capacity to $69 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first nine months of 2016 and 2015:

	Nine Months Ended
(In thousands)	2016	2015

Cash flows from operating activities	$822,374	$594,431
Cash flows from investing activities	(695,595)	(1,347,557)
Cash flows from financing activities	(94,461)	388,302
Effect of exchange rate changes on cash	(2,943)	(8,622)
Total change in cash and cash equivalents	29,375	(373,446)

Cash and cash equivalents at beginning of period	402,122	635,203

Cash and cash equivalents at end of period	$431,497	$261,757

Free cash flow (non-GAAP)	$265,710	$134,348

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2016	2015

Cash collections from clients	$3,796,652	$3,181,338
Cash paid to employees and suppliers and other	(2,793,252)	(2,490,266)
Cash paid for interest	(17,397)	(11,635)
Cash paid for taxes, net of refunds	(163,629)	(85,006)

Total cash from operations	$822,374	$594,431
Cash flow from operations increased $228 million in the first nine months of 2016 when compared to the same period of 2015 due to an increase in cash impacting earnings, along with a reduction in cash used to fund working capital requirements. During the first nine months of 2016 and 2015, we received total client cash collections of $3.8 billion and $3.2 billion, respectively. Days sales outstanding was 76 days in the third quarter of 2016, compared to 74 days in the second quarter of 2016 and 85 days in the third quarter of 2015. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.

We expect cash payments in the first quarter of 2017 in connection with a new voluntary separation plan, as further discussed in Note (1) of the notes to condensed consolidated financial statements.
Cash from Investing Activities

	Nine Months Ended
(In thousands)	2016	2015

Capital purchases	$(327,861)	$(255,375)
Capitalized software development costs	(228,803)	(204,708)
Purchases of investments, net of sales and maturities	(125,709)	502,632
Purchases of other intangibles	(13,222)	(18,092)
Acquisition of businesses	—	(1,372,014)

Total cash flows from investing activities	$(695,595)	$(1,347,557)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.

Our capital spending in the first nine months of 2016 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital spending in 2016 is expected to remain elevated as we continue our current capital and software development initiatives, including the construction on our Innovations Campus.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. In the first nine months of 2015 we had a net cash inflow from investments due to the use of proceeds from investment sales and maturities to partially fund our February 2, 2015 acquisition of the Cerner Health Services business. In 2016, we returned to net purchases of investments, which we expect to continue in subsequent periods, as we expect strong levels of cash flow.

On February 2, 2015, we acquired the Cerner Health Services business, and paid cash consideration of $1.37 billion in the first nine months of 2015. We used a combination of cash on hand and proceeds from sales and maturities of investments to fund the acquisition. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding our acquisition of the Cerner Health Services business.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2016	2015

Long-term debt issuance	$—	$500,000
Cash from option exercises (including excess tax benefits)	107,688	100,170
Treasury stock purchases	(200,075)	(200,064)
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)
Other, net	—	(792)

Total cash flows from financing activities	$(94,461)	$388,302
In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes are available for general corporate purposes. We do not expect to issue additional long-term debt in 2016.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2016 based on the number of exercisable options as of October 1, 2016 and our current stock price.

During the first nine months of 2016, we repurchased 3.7 million shares of our common stock under our share repurchase program for total consideration of $200 million. At October 1, 2016, $100 million remains available for repurchase under the current program. We may continue to repurchase shares under this program in 2016, which will be dependent on a number of factors, including the price of our common stock. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

During the first nine months of 2015, we repurchased 3.2 million shares of our common stock under our share repurchase programs for total consideration of $200 million.

During the first nine months of 2016, we paid $2 million of contingent consideration related to our acquisition of InterMedHx, LLC. During the first nine months of 2015, we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness). We do not expect additional contingent consideration payments for the remainder of 2016.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2016	2015	2016	2015

Cash flows from operating activities (GAAP)	$240,349	$271,520	$822,374	$594,431
Capital purchases	(110,266)	(88,241)	(327,861)	(255,375)
Capitalized software development costs	(73,628)	(71,844)	(228,803)	(204,708)

Free cash flow (non-GAAP)	$56,455	$111,435	$265,710	$134,348

Free cash flow increased $131 million in the first nine months of 2016 compared to the same period in 2015. This increase is primarily due to increased cash from operations, partially offset by both capital spending to support our growth initiatives and facilities requirements, and increased capitalized spending to support our ongoing software development initiatives. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2016.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
July 3, 2016 - July 30, 2016	—	$—	—	$100,000,000
July 31, 2016 - August 27, 2016	—	—	—	100,000,000
August 28, 2016 - October 1, 2016	11,987	64.96	—	100,000,000

Total	11,987	$64.96	—

(a)
All of the 11,987 shares of common stock, par value $0.01 per share, presented in the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on March 8, 2016, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $300 million of our common stock, excluding transaction costs. As of October 1, 2016, $100 million remained available for repurchase. No time limit has been set for completion of the program. Refer to Note (8) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1	Exhibit A to the Enhanced Severance Pay Plan - Severance Matrix Effective August 25, 2016

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: November 2, 2016	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)