Form 10-K
period 2016-12-31
CERNER CORP /MO/
filed 2017-02-10
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Yes [  ]       No [X]
As of July 2, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17.6 billion based on the closing sale price as reported on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2017
Common Stock, $0.01 par value per share	329,719,501 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 24, 2017	Part III

CERNER CORPORATION

PART I.

Item 1. Business

Overview
Cerner Corporation started doing business as a Missouri corporation in 1980 and was merged into a Delaware corporation in 1986. Unless the context otherwise requires, references in this report to “Cerner,” the “Company,” “we,” “us” or “our” mean Cerner Corporation and its subsidiaries.

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rockcreek Parkway, North Kansas City, Missouri 64117. Our telephone number is 816.201.1024. Our Web site, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We do not intend for information contained in our website to be part of this annual report on Form 10-K.

Cerner is a leading supplier of health care information technology ("HCIT"). Our mission is to contribute to the improvement of health care delivery and the health of communities. We offer a wide range of intelligent solutions and services that support the clinical, financial and operational needs of organizations of all sizes. We have systems in more than 25,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites.

Cerner solutions are offered on the unified Cerner Millennium® architecture and on the HealtheIntent™ cloud-based platform. Cerner Millennium is a person-centric computing framework, which includes integrated clinical, financial and management information systems. This architecture allows providers to securely access an individual’s electronic health record ("EHR") at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. Our HealtheIntent platform is a cloud-based platform designed to scale at a population level while facilitating health and care at a person and provider level. On the HealtheIntent platform, we offer EHR-agnostic solutions that help health care systems aggregate, transform and reconcile data across the continuum of care, manage the health of populations they serve, improve outcomes and lower costs.

On February 2, 2015, Cerner acquired Siemens Health Services (now referred to as "Cerner Health Services"). Cerner Health Services offers a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally.

We offer a broad range of services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, health care data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third party administrator ("TPA") services for employer-based health plans.

In addition to software and services, we offer a wide range of complementary hardware and devices, both directly from Cerner and as a reseller for third parties.

The following table presents our consolidated revenues by major solutions and services and by segment, as a percentage of total revenues:

	For the Years Ended
	2016	2015	2014

Revenues by Solutions & Services
System sales	26%	29%	28%
Support and maintenance	21%	22%	21%
Services	51%	47%	48%
Reimbursed travel	2%	2%	3%
	100%	100%	100%

Revenues by Segment
Domestic	89%	88%	89%
Global	11%	12%	11%
	100%	100%	100%

Health Care and Health Care IT Industry
Health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 5.5 percent to $3.20 trillion in 2015, growing to 17.8 percent of the U.S.'s Gross Domestic Product ("GDP"). The Centers for Medicare and Medicaid Services ("CMS") estimates U.S. health care spending in 2016 at $3.35 trillion, or 18.1 percent of GDP, and projects it to be 20.1 percent of GDP by 2025. We believe this trajectory is unsustainable and that health care IT can play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

For this change to occur, traditional fee-for-service ("FFS") reimbursement models must shift to value-based approaches that are more aligned with quality, outcomes, and efficiency. The largest signal of this shift occurred in January of 2015 when the U.S. Department of Health & Human Services laid out a plan to shift 50 percent of Medicare payments to value-based payment models by the end of 2018, and to tie 90 percent of the remaining traditional FFS payments to quality measures.

A further step towards a value-based model occurred in 2016 with the passage of The Medicare Access and CHIP Reauthorization Act ("MACRA"), which enacts significant reforms to the payment programs under the Medicare Physician Fee Schedule and consolidated three current value-based programs into one. We believe that MACRA and other government and private models aligning payment with value, quality and outcomes will drive major changes in the way health care is provided in the next decade, and we expect a much greater focus on patient engagement, wellness and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

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

Over the past several years, we have also seen a shift in the U.S. marketplace towards a preference for a single platform across inpatient and ambulatory settings. The number of physicians employed by hospitals has increased as hospitals have acquired physician groups, and health systems are recognizing the benefit of having a single patient record at the hospital and the physician office. We are benefiting from this trend due to our unified Cerner Millennium platform, which spans multiple venues, and significant enhancements we have made to our physician solutions in recent years.

While health care providers are showing a preference for a single platform across multiple venues, there is also an increased push for interoperability across disparate systems to address the reality that no patient’s record will only have information from a single health care IT system. We believe health information should be shareable and accessible among primary care physicians, specialists, and hospital physicians.

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

CommonWell members represent about 70 percent of the acute care market and about 30 percent of the ambulatory market. CommonWell membership also spans a diverse range of clinical care settings beyond acute and ambulatory, including health IT market leaders in imaging, perinatal, emergency department, laboratory, retail pharmacy, oncology, care management, patient portal, post-acute care, and state and federal government agencies. In 2016, CommonWell and CareQuality, another national interoperability framework, announced an agreement to work together and leverage the respective strengths of each organization to create a level interoperability playing field for all provider organizations that wish to share clinical information using standards-based queries. This agreement is expected to create near-universal connectivity that establishes a baseline query capability for all providers, regardless of their EHR supplier.

Outside the United States, we believe Cerner’s growth opportunities are good, as most countries are also dealing with health care expenditures growing faster than their economies, which is leading to a focus on controlling costs while also improving quality of care.

Cerner Vision and Growth Strategy
For over three decades, Cerner has been continuously building intelligent solutions for the health care industry. Together with our clients, we are creating a future where the health care system works to improve the well-being of individuals and communities. Our vision has always guided our large investments in research and development (R&D), which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading architectures and an unmatched breadth and depth of solutions and services. The strength of our solutions and services has led to our ability to gain market share in recent years, which has contributed to our growth. We believe we are positioned to continue gaining share in coming years as regulatory requirements and industry shifts continue to pressure health care providers to improve quality while lowering costs, which we believe will require having more sophisticated information technology than many of our competitors provide.

In addition to growth by gaining market share, we believe we have a significant opportunity to grow revenues by expanding our solution footprint with existing clients. For example, less than 35 percent of our Cerner Millennium EHR clients have implemented Cerner revenue cycle solutions. This penetration has been growing in recent years and we expect it to continue because of the preference for having EHR and revenue cycle systems provided on the same platform. There is also opportunity to expand penetration of other solutions, such as women’s health, anesthesiology, imaging, clinical process optimization, critical care, health care devices, device connectivity, emergency department and surgery.

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

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administrator services directly to employers. These offerings have been shaped by what we have learned from changes we have implemented at Cerner. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our associate population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. These changes have had a positive impact on the health of our associates while also keeping our health care costs below industry averages.

As discussed below, another significant opportunity for future growth, and a large area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized and using this data to help providers and employers manage the health of populations.

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

We have created a series of initial solutions on the HealtheIntent platform, including the following solutions that are generally available or being released soon:

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

In less than three years since the first HealtheIntent solution went live at our alpha client, more than 100 additional clients have purchased HealtheIntent solutions. The broad addressable market for population health solutions is reflected in the diversity of these clients, which include health systems, physician groups, employers, health plans, state governments, and accountable care organizations. The initial adoption by a large number of clients is encouraging and positions us for larger contributions to revenue from HealtheIntent solutions as these initial clients and others transition away from FFS models to value-based and at-risk models that require population health solutions and services.

In summary, we believe our comprehensive architectural approach to population health is differentiated in the marketplace. We expect population health to be a large contributor to our long-term growth as health care continues to evolve towards a model that incents keeping people healthy.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2016, approximately 6,100 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were $705 million, $685 million and $467 million during the 2016, 2015 and 2014 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in R&D remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Intellectual Property
We have a broad portfolio of intellectual property rights to protect the proprietary interests in our solutions, services, devices and brands. Our solutions constitute works of authorship protected by copyrights in the U.S. and globally. We own valuable trade secrets embodied in, or related to, our solutions, services and devices and protect these rights through a number of technical and legal measures. We have registered or applied to register certain trademarks and service marks in a number of countries with particular emphasis on the Cerner branding elements. We continue to develop our patent portfolio and own more than 350 issued patents with hundreds of patent applications pending. We do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same.

Our solutions, devices and services incorporate or rely on intellectual property rights licensed from third parties, including software subject to open source software licenses. Certain technologies licensed to Cerner are also important for internal use in running our business and supporting our clients. Although replacing any existing licenses could be inconvenient, based on our experiences, existing contractual relationships, and the incentives of our technology suppliers, we believe that Cerner will continue to obtain these technologies or suitable alternatives for commercially reasonable prices on commercially reasonable terms or under open source software licenses acceptable to Cerner.

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

Our executive marketing management is located at our Realization Campus in Kansas City, Missouri (formerly known as our Innovations Campus), while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices giving us a presence in more than 35 countries.

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

Backlog
At the end of 2016, we had a revenue backlog of $15.9 billion, which compares to $14.2 billion at the end of 2015. Such backlog represents contracted revenue that has not yet been recognized. We currently estimate that approximately 26% percent of the backlog at the end of 2016 will be recognized as revenue during 2017.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. Our principal competitors in the health care solutions and services market each offer a suite of software solutions that compete with many of our software solutions and services. These competitors include, but are not limited to:

• Allscripts Healthcare Solutions, Inc.	• Healthland, Inc.
• athenahealth, Inc.	• McKesson Corporation
• Epic Systems Corporation	• MEDHOST, Inc.
• Evident Health Services, LLC	• Medical Information Technology, Inc.
• GE Healthcare

Other competitors focus on only a portion of the market that we address. For example, we deem the following competitors, which offer HCIT services that compete directly with some of our service offerings, as principal competitors in the HCIT services space:

• Deloitte Consulting, LLP (Deloitte)	• Impact Advisors
• Encore Health Resources, LLC	• S&P Consultants
• HCI Group	• The Advisory Board Company (Advisory Board)
• IBM Corporation (IBM)	• Xerox Corporation, Ltd.

We view the following competitors that offer solutions to the ambulatory market (but do not currently have a significant presence in the broader health systems and independent hospital market) as principal competitors in this market:

• AmazingCharts.com, Inc.	• Practice Fusion, Inc.
• eClinicalWorks, LLC	• Quality Systems, Inc.
• e-MDs, Inc.	• SRSsoft
• Greenway Health, LLC	• Vitera Healthcare Solutions
• Netsmart Technologies

Cerner partners with third parties as a reseller of devices and markets its own competing proprietary health care devices. We view our principal competitors in the health care device market to include, without limitation:

• Becton, Dickinson and Company	• Philips N.V.
• Connexall Company, Ltd.	• Qualcomm, Inc.
• Nanthealth, LLC	• Siemens AG
• Omnicell, Inc.	• Vocera Communication, Inc.
• PerfectServe, Inc.

We view our principal competitors in the health care revenue cycle and transaction services market to include, without limitation:

• Accretive Health, Inc.	• Experian plc
• Conifer Health Solutions	• MedAssets, Inc.
• Dell, Inc.	• Optum, Inc. (Optum)
• Deloitte	• Quadramed Corporation
• Emdeon Corporation

We view our competitors in the population health market to range from small niche competitors, to large health insurance companies including, without limitation:

• Advisory Board	• Influence Health, Inc.
• Enli Health Intelligence	• Lightbeam Health Solutions
• Evolent Health, LLC	• Lumeris, Inc.
• i2i, Inc.	• Optum
• IBM	• WellCentive, Inc.

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

Number of Employees (Associates)
At the end of 2016, we employed approximately 24,400 associates worldwide.

Operating Segments
Information about our operating segments, which are geographically based, may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and in Note (18) of the notes to consolidated financial statements.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company’s executive officers as of February 1, 2017. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Neal L. Patterson	67	Chairman of the Board of Directors and Chief Executive Officer

Clifford W. Illig	66	Vice Chairman of the Board of Directors

Zane M. Burke	51	President

Marc G. Naughton	61	Executive Vice President and Chief Financial Officer

Michael R. Nill	52	Executive Vice President and Chief Operating Officer

Randy D. Sims	56	Senior Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	53	Executive Vice President and Chief of Staff

Julia M. Wilson	54	Executive Vice President and Chief People Officer

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

We may be subject to claims for system errors and warranties. Our software solutions and health care devices are very complex and may contain design, coding or other errors, especially when first introduced. It is not uncommon for HCIT providers to discover errors in software solutions and/or health care devices after their introduction to the market. Similarly, the installation of our software solutions and health care devices is very complex and errors in the implementation and configuration of our systems can occur. Our software solutions and health care devices are intended for use in collecting, storing, and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as admissions, billing, etc. Therefore, users of our software solutions and health care devices have a greater sensitivity to errors than the market for software products and devices generally. Our client agreements typically provide warranties concerning material errors and other matters. If a client’s Cerner software solution or health care devices fail to meet these warranties or leads to faulty clinical decisions or injury to patients, it could 1) constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both, or require us to incur additional expense in order to make the software solution or health care device meet these criteria; or 2) subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruptions at our data centers or client support facilities, which could interrupt clients’ access to their data, exposing us to significant costs and reputational harm. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information, personally identifiable information, financial information and other sensitive information relating to our clients, company and workforce. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and support services through various client support facilities. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a Cerner associate or contractor or a third party or fail for any extended period of time, it could have a material adverse impact on our results of operations. Complete failure of all local public power and backup generators; impairment of all telecommunications lines; a concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment (environmental, accidental or intentional) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein; or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities; however only a small percentage of our hosted clients choose to contract for these services. Additionally, Cerner’s core systems are disaster tolerant as we have implemented redundancy across physically diverse data centers. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

If our IT security is breached, we could be subject to increased expenses, exposure to legal claims and regulatory actions, and clients could be deterred from using our solutions and services. We are in the information technology business, and in providing our products and services, we store, retrieve, process and manage our clients’ information and data (and that of their patients), as well as our own data. We believe we have a reputation for secure and reliable solution offerings and related services, and we have invested a great deal of time and resources in protecting the security, confidentiality, integrity and availability of our solutions, services and the internal and external data that we manage. At times, we encounter attempts by third parties to identify and exploit solution and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our clients’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Cerner, our clients or their patients.

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

The costs we would incur to address and fix these security incidents would increase our expenses, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services or other critical functions. If a cyber-attack or other security incident described above were to allow unauthorized access to or modification of our clients’ or suppliers’ data, our own data or our IT systems, or if our solutions or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our solutions and services and result in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to notification and fraud monitoring of impacted persons.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or our intellectual property rights may be infringed or misappropriated by others. We rely upon a combination of confidentiality practices and policies, license agreements, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property rights in the U.S. and abroad. We continue to develop our patent portfolio of U.S. and global patents, but these patents do not provide comprehensive protection for the wide range of solutions, devices and services we offer. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse-engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

In addition, we are routinely involved in intellectual property infringement or misappropriation claims, and we expect this activity to continue or even increase as the number of competitors, patents and patent enforcement organizations in the HCIT and broader IT market increases, the functionality of our software solutions, devices and services expands, the use of open-source software increases and we enter new geographies and new market segments. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, implementing or supporting the applicable solutions, devices and services.

Many of our solutions and services contain open source software that may pose particular risks to our proprietary software, solutions, and services in a manner that could have a negative effect on our business. We rely upon open source software in our solutions and services. The licensing terms applicable for certain open source software have not been interpreted by U.S. or foreign courts and could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide and support our solutions or services.

Additionally, we may encounter claims from third parties claiming ownership of the software purported to be licensed under the open source terms, demanding release of derivative works of open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source licenses. These claims could result in litigation and, even if unmeritorious, could be expensive to defend and incapable of prompt resolution. If we become liable to third parties for such claims, we could be required to make our software source code available under the applicable open source license, utilize or develop alternative technology, or cease using, selling, offering for sale, licensing, implementing or supporting the applicable solutions or services. In addition, use of certain open source software may pose greater risks than use of third-party commercial software, as most open source licensors and distributors do not provide commercial warranties or indemnities or controls on the origin of software.

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

We are subject to risks associated with our global operations. We market, sell and support our solutions, devices and services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. Our acquisition of the Cerner Health Services business increased our assets and operations within Europe and, accordingly, our exposure to economic conditions in Europe. We plan to continue to expand our non-U.S. operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful direct and indirect non-U.S. sales and support channels. Our business is generally transacted in the local functional currency. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these and other reasons, we may not be able to maintain or increase non-U.S. market demand for our solutions, devices and services.

Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

•	Greater difficulty in collecting accounts receivable and longer collection periods;

•	Difficulties and costs of staffing and managing non-U.S. operations;

•	The impact of global economic and political market conditions;

•	Effects of sovereign debt conditions, including budgetary constraints;

•	Unfavorable or volatile foreign currency exchange rates;

•
Legal compliance costs or business risks associated with our global operations where: i) local laws and customs differ from, or are more stringent than those in the U.S., such as those relating to data protection and data security or ii) risk is heightened with respect to laws prohibiting improper payments and bribery, including without limitation the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and similar laws and regulations in foreign jurisdictions;

•	Certification, licensing or regulatory requirements and unexpected changes to those requirements;

•	Changes to or reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	Different or additional functionality requirements or preferences;

•	Trade protection measures;

•	Export control regulations;

•	Health service provider or government spending patterns or government-imposed austerity measures;

•	Natural disasters, war or terrorist acts;

•	Labor disruptions that may occur in a country; or

•	Political unrest which may impact sales or threaten the safety of associates or our continued presence in these countries and the related potential impact on global stability.

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

We are subject to tax legislation in numerous countries; tax legislation initiatives or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence in more than 35 countries. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rate, tax payments, tax credits or incentives will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as other countries’ tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in additional taxation, penalties and interest payments.

The vote by the United Kingdom (UK) to leave the European Union (EU) could adversely affect our financial results. In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period after the government of the UK formally initiates a withdrawal process.  We have operations in the UK and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our clients to closely monitor their costs and reduce their spending budget on our solutions and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

We depend on strategic partners and third party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly. To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships as necessary with leaders in the markets in which we operate. We believe that these relationships contribute to our ability to further build our brand, extend the reach of our solutions and services, and generate additional revenues and cash flows. If we were to lose critical strategic relationships, this could have a material adverse impact on our business, results of operations and financial condition.

We license or purchase certain intellectual property and technology (such as software, hardware and content) from third parties, including some competitors, and depend on such third party intellectual property and software, hardware or content in the operation and delivery of our solutions, devices and services. Additionally, we sell or license third party intellectual property and software, hardware or content in conjunction with our solutions, devices and services. For instance, we currently depend on Microsoft, Oracle and IBM technologies for portions of the operational capabilities of our Millennium solutions. Our remote hosting and cloud services businesses also rely on a limited number of suppliers for certain functions of these businesses, such as Oracle database technologies, CITRIX technologies and Cisco networking technologies. Additionally, we rely on Dell EMC, Hewlett-Packard Enterprise, HP Inc., NetApp, IBM and others for our hardware technology platforms.

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

We may encounter difficulties as we continue to integrate our Cerner Health Services business into our business or fail to realize the long-term anticipated benefits of the acquisition of the Cerner Health Services business. The integration of two independent businesses is a complex, costly and time-consuming process and involves numerous risks, including difficulties in the assimilation of operations, services, solutions and personnel, the diversion of management’s attention from other business concerns, the expansion into markets in which we have little or no direct prior experience, and the potential inability to maintain the goodwill of existing clients. Potential difficulties that we may encounter as part of the integration process, which may preclude us from fully realizing the anticipated benefits of the acquisition, including the anticipated synergies, growth opportunities and cost savings, include, among other factors:

•	managing a larger company;

•	integrating two business cultures;

•	creating uniform standards, controls, procedures, policies and information systems and minimizing the costs associated with such matters;

•	preserving client, supplier, research and development, distribution, marketing, promotion and other important relationships;

•	commercializing "go forward" solutions under development and increasing revenues from existing marketed solutions; and

•	integrating complex technologies and solutions from different businesses in a manner that is seamless to clients.

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

•
If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

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

•
Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of reimbursable expenses. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

The Patient Protection and Affordable Care Act, which was amended by the Health Care and Education Reconciliation Act of 2010, became law in 2010. This comprehensive health care reform legislation included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. The results of the November 8, 2016, elections create uncertainty for the future of the Affordable Care Act and other health care-related legislation. Because of that uncertainty, because not all the administrative rules implementing health care reform under current legislation have been finalized, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, we cannot predict the full effect of health care legislation on our business at this time. There can be no assurances that health care reform initiatives will not adversely impact either our operational results or the manner in which we operate our business, including changes to existing regulatory oversight that may impact operating expenses and increase compliance risk. Purchasers of HCIT may respond to the uncertainty by reducing their investments or postponing investment decisions, including investments in our devices, solutions and services. Future legislation and regulation may ultimately impact the fiscal stability and sustainability of HCIT purchasers. A lower amount of regulatory incentives and/or near-term compliance deadlines that contribute to demand for our solutions and services could impact our financial results. There can be no certainty that incentives will be offered in regard to our solutions and services, nor can there be any assurance that any legislation that may be adopted would be favorable to our business. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

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

Health Care Fraud. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse perpetuated by health care providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

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

Regulation of Health Care Devices. The U.S. Food and Drug Administration ("FDA") has determined that certain of our solutions are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our solutions. If other of our solutions are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations on a global perspective is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such solutions or health care devices, our short and long term business plans for these solutions or health care devices could be delayed or canceled.

There have been eight FDA inspections at various Cerner sites since 2003. Inspections conducted at our Headquarters Campus and Realization Campus (formerly known as our Innovations Campus) in 2010 resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observation that was issued in 2010. The remaining FDA inspections, including inspections at our Headquarters Campus in 2006, 2007 and 2014, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our solutions, services and devices. The FDA has many enforcement tools including recalls, product corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Security and Privacy of Patient Information. U.S. federal, state and local and foreign laws regulate the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. U.S. regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply. Laws in non-U.S. jurisdictions are also evolving and may have similar or even stricter requirements related to the treatment of personal or patient information.

In the U.S., HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business and our claims processing, transmission and submission services, are required to comply with HIPAA privacy standards, transaction regulations and security regulations. Moreover, the HITECH provisions of ARRA, and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to ensure compliance with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

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

In Europe, we are subject to EU data protection legislation, including the 1995 Data Protection Directive, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S. The EU directives establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not adequately protect the privacy and security of personal data to European standards. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards. We have addressed these requirements, relative to data transfers, by self-certifying our compliance with the EU-U.S. Privacy Shield Framework to the U.S. Department of Commerce International Trade Administration ("ITA"). The ITA has approved our self-certification. However, continued criticism of the Privacy Shield by officials in Europe casts uncertainty as to the long-term effectiveness of the Privacy Shield to support EU-U.S. transfers of personal data. For that reason, we are pursuing alternative methods of compliance, but those methods also may be subject to scrutiny by data protection authorities in European member states.

On April 14, 2016, the European Parliament approved the General Data Protection Regulation ("GDPR"). The GDPR will replace the 1995 Data Protection Directive and will become enforceable on May 24, 2018. The GDPR will have significant impacts on how businesses, including both us and our clients, can collect and process the personal data of EU individuals. We may incur increased development costs and delays in delivering solutions as we need to update our software, devices or health care devices to enable our European clients to comply with these varying and evolving standards to the extent that they differ from the standards of the previous 1995 Data Protection Directive. In addition, delays in interpreting the GDPR's standards may result in postponement or cancellation of our clients' decisions to purchase our solutions or health care devices. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our solutions and could have a material adverse impact on our business, results of operations and financial condition.

Both the 1995 Data Protection Directive and the GDPR grant broad enforcement powers to regulatory agencies to investigate and enforce our compliance with their data privacy and security requirements. Governmental enforcement personnel, particularly in the EU, have substantial funding, powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions or other liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party HCIT suppliers. Market forces or governmental/regulatory authorities could create software interoperability standards that would apply to our solutions, health care devices or solutions, and if our software solutions, health care devices or services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the HCIT industry. ONC, however, continues to modify and refine those standards. Achieving certification is becoming a competitive requirement. We may incur increased software development and administrative expense and delays in delivering solutions if we need to update our software, devices or health care devices to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our solutions or health care devices. If our software solutions, devices or health care devices are not compliant with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our software solutions, devices or health care devices.

Federal Requirements for Certified Health Information Technology. Various U.S. federal and state and non-U.S. government agencies are also developing standards for the use of information technology that in some cases have become prerequisite to or mandatory as requirements for providing health care services to beneficiaries of federal health insurance programs that are paid for by these agencies. Hospitals and physicians participating in the statutory ARRA HITECH program for “meaningful use of certified electronic health record technology ("CEHRT")” first started receiving stimulus funds in 2011 as incentive payments for adoption of EHRs from the U.S. federal government. In most cases, these incentives have now evolved into negative payment adjustments for providers who do not adopt CEHRT. In the last year, the requirements for adoption of CEHRT have expanded to be linked to other federal statutory and regulatory requirements for providers to participate in “alternative payment models” for Medicare as the federal government moves to adopt more “value” (or quality) based payment methods in lieu of traditional “fee for service” payment methodologies. The use of CEHRT has also been folded into the physician payment reforms adopted under MACRA, for which the federal government has adopted final regulations that will go into effect starting in 2017. Regulations have been issued that identify standards and implementation specifications and establish the certification standards for qualifying electronic health record technology to become CEHRT. Nevertheless, these standards and specifications are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions have been certified as meeting the 2011 and 2014 editions of the CEHRT standards, the regulatory requirements to achieve certification continue to evolve, and we will need to meet the requirements set forth in the 2015 edition of these standards applicable to Stage 3 and other federal programs by January 1, 2018.

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

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion. The market for health care information systems, health care solutions and services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological and innovative changes. Development of new proprietary technology or services is complex, entails significant time and expense and may not be successful. We cannot guarantee that the market for our solutions, devices and services will develop as quickly as expected. We cannot guarantee that we will be able to introduce new solutions, devices or services on schedule, or at all, nor can we guarantee that such solutions, devices or services will achieve market acceptance. Moreover, we cannot guarantee that errors will not be found in our new solution releases, devices or services before or after commercial release, which could result in solution, device or service delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance.

Certain of our competitors have greater financial, technical, product development, marketing or other resources than us and some of our competitors offer software solutions, devices or services that we do not offer. Our principal existing competitors are set forth above under Part I, Item 1 "Competition".

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies and others specializing in the health care industry may offer competitive software solutions, devices or services. As we continue to develop new health care devices and services to address areas such as analytics, transaction services, HCIT and device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets, better brand recognition and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. There are a limited number of hospitals and other health care providers in the U.S. market and in recent years, the health care industry has been subject to increasing consolidation. If we are unable to recognize the impact of industry consolidation, falling costs and technological advancements in a timely manner, or we are too inflexible to rapidly adjust our business models, our prospects and financial results could be negatively affected materially.

Long sales cycles for our solutions and services could have a material adverse impact on our future results of operations. Some of our solutions have long sales cycles, ranging from several months to eighteen months or more beginning at initial contact with the client through execution of a contract. How and when to implement, replace, or expand an information system, or modify or add business processes, are major decisions for health care organizations. Many of the solutions we provide require a substantial capital investment and time commitments by the client or prospective client. Any decision by our clients or prospective clients to delay a purchasing decision could have a material adverse impact on our results of operations.

Risks Related to Our Common Stock

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our solutions, devices and services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our solutions, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients’ internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to U.S. federal, state or local regulations, availability of personnel resources or by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed. Because of the complexity and value of our contracts, the loss of even a small number of clients could have a significant negative effect on our financial results.

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

Our sales forecasts may vary from actual sales in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions, new or changed U.S. federal, state or local regulations related to our industry or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.

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

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for revenue recognition, leases, and share based payments, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

Cautions about Forward-looking Statements

Statements made in this report, the Annual Report to Shareholders of which this report is made a part, other reports and proxy statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company’s or management’s intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. Any forward-looking statements made in this report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations, financial condition or business over time.

Market and Industry Data

This Annual Report on Form 10-K contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report.

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

Company-owned office space, known as the Realization Campus (formerly known as our Innovations Campus), primarily houses associates from our intellectual property organization and consists of 830,000 gross square feet of useable space located in Kansas City, Missouri.

Company-owned office space known as the Continuous Campus, primarily houses associates who manage and support our clients' IT systems and consists of 650,000 gross square feet of useable space located in Kansas City, Kansas.

Company-owned office space known as the Malvern Campus, houses associates who joined Cerner in connection with our acquisition of Siemens Health Services on February 2, 2015, and consists of approximately 110 acres of property in Malvern, Pennsylvania. This property includes approximately 675,000 gross square feet of office space, and a 100,000 square foot data center.

Our Cerner-operated data center facilities, which are used to provide remote hosting, disaster recovery and other services to our clients, are located at the Headquarters Campus, Malvern Campus and office space in Lee’s Summit, Missouri, known as the Lee's Summit Tech Center. The Lee's Summit Tech Center consists of 550,000 gross square feet and houses data center space and certain third-party tenants in a multi-tenant office building.

We have purchased approximately 286 acres of land located in Kansas City, Missouri, known as the Innovations Campus (formerly known as our Trails Campus). Construction on the Innovations Campus began in November 2014. The first two phases of the project include approximately 859,000 gross square feet of office space, and were completed in January of 2017.

In November 2016, we purchased approximately 700,000 gross square feet of useable office and warehouse space located in Kansas City, Missouri. Such space was acquired to accommodate our anticipated growth, and is located adjacent to our Realization Campus.

As of the end of 2016, we leased additional domestic office space in the following locations:

• Brooklyn, New York	• Downingtown, Pennsylvania	• New Concord, Ohio
• Burlington, Vermont	• Durham, North Carolina	• New York, New York
• Carlsbad, California	• Franklin, Tennessee	• North Kansas City, Missouri
• Columbia, Missouri	• Kansas City, Missouri	• Rochester, Minnesota
• Costa Mesa, California	• Mason, Ohio	• Salt Lake City, Utah
• Culver City, California	• Minneapolis, Minnesota	• Tempe, Arizona
• Denver, Colorado	• Nevada, Missouri	• Waltham, Massachusetts

Globally, we also leased office space in the following locations:

• Abu Dhabi, United Arab Emirates	• Gmund, Austria	• Paris, France
• Augsburg, Germany	• Gothenburg, Sweden	• Perth, Australia
• Bangalore, India	• Hamburg, Germany	• Peterborough, Ontario, Canada
• Berlin, Germany	• Idstein, Germany	• Riyadh, Saudi Arabia
• Brasov, Romania	• Kolkata, India	• Sao Paulo, Brazil
• Brisbane, Australia	• Kosice, Slovakia	• Singapore
• Cairo, Egypt	• Kuala Lumpur, Malaysia	• St. Wolfgang, Germany
• Doha, Qatar	• Lisbon, Portugal	• Stockholm, Sweden
• Dubai, United Arab Emirates	• London, England	• Sydney, Australia
• Dublin, Ireland	• Madrid, Spain	• The Hague, Netherlands
• Erlangen, Germany	• Melbourne, Australia	• Toronto, Ontario, Canada
• Essen, Germany	• Oslo, Norway	• Vienna, Austria

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2016 and 2015 as reported by the NASDAQ Global Select Market.

	2016			2015

	High	Low	Last	High	Low	Last

First Quarter	$59.92	$49.59	$54.08	$74.83	$63.19	$72.77
Second Quarter	59.14	52.84	58.91	75.72	65.67	68.48
Third Quarter	67.50	57.59	61.75	75.00	57.42	61.34
Fourth Quarter	62.53	47.01	47.37	68.31	55.82	60.17

At February 1, 2017, there were approximately 960 owners of record. To date, we have paid no cash dividends and we do not intend to pay cash dividends in the foreseeable future. We believe it is in the shareholders’ best interest for us to reinvest funds in the operation of the business.

The following table provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
October 2, 2016 - October 29, 2016	—	$—	—	$100,000,000
October 30, 2016 - November 26, 2016	7,742,399	50.15	7,742,399	211,730,000
November 27, 2016 - December 31, 2016	2,238,243	49.92	2,238,243	100,000,000
Total	9,980,642	$50.10	9,980,642

(a)
As announced on March 8, 2016, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $300 million of our common stock, excluding transaction costs. That program was completed in November 2016. As announced on November 14, 2016, our Board of Directors authorized a new share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of December 31, 2016, $100 million remained available for repurchase. No time limit has been set for the completion of the program. During 2016, the Company repurchased 13.7 million shares for total consideration of $700 million pursuant to Rule 10b5-1 plans. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our share repurchase programs.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

(In thousands, except per share data)	2016	2015(1)	2014	2013(2)	2012

Statement of Operations Data:
Revenues	$4,796,473	$4,425,267	$3,402,703	$2,910,748	$2,665,436
Operating earnings	911,013	781,136	763,084	576,012	571,662
Earnings before income taxes	918,434	781,380	774,174	588,054	587,708
Net earnings	636,484	539,362	525,433	398,354	397,232

Earnings per share:
Basic	1.88	1.57	1.54	1.16	1.16
Diluted	1.85	1.54	1.50	1.13	1.13

Weighted average shares outstanding:
Basic	337,740	343,178	342,150	343,636	341,861
Diluted	343,653	350,908	350,386	352,281	351,394

Balance Sheet Data:
Working capital	$773,960	$1,049,967	$1,714,471	$1,121,276	$1,210,394
Total assets	5,629,963	5,561,984	4,530,565	4,098,364	3,704,468
Long-term debt and capital lease obligations, excl. current installments	537,552	563,353	62,868	111,717	136,557
Shareholders' equity	3,927,947	3,870,384	3,565,968	3,167,664	2,833,650

(1)	In 2015 we acquired Siemens Health Services, as further described in Note 2 of the notes to consolidated financial statements.

(2)	Includes a pre-tax settlement charge of $106 million.

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2016 and 2015 each consisted of 52 weeks and ended on December 31, 2016 and January 2, 2016, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015. The additional week in fiscal year 2014 impacts the results of operations discussion below. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development (R&D) to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 25,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions.

We expect to drive growth through solutions and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorks services, revenue cycle solutions and services, and HealtheIntent population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 15% or more over the most recent five- and ten-year periods. We expect to drive continued earnings growth through ongoing revenue growth coupled with margin expansion, which we expect to achieve through efficiencies in our implementation and operational processes and by leveraging R&D investments and controlling general and administrative expenses.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to do by continuing to grow earnings and prudently managing capital expenditures.

Siemens Health Services

On February 2, 2015, we acquired the Cerner Health Services business, as further described in Note (2) of the notes to consolidated financial statements. The addition of this business impacts the comparability of our 2015 consolidated financial statements in relation to the comparative periods presented herein.

Results Overview

The Company delivered good levels of bookings, revenues, earnings and operating cash flows in 2016.

New business bookings revenue, which reflects the value of executed contracts for software, hardware, professional services and managed services, was flat year-over-year at $5.4 billion in both 2016 and 2015, but we still view 2016 bookings as solid given 2015 had grown 28% over 2014, creating a difficult comparable.

Revenues for 2016 increased 8% to $4.8 billion compared to $4.4 billion in 2015. The increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements; contributions from Cerner ITWorks and revenue cycle solutions and services; and attaining new clients.

Our 2016 net earnings were $636 million compared to $539 million in 2015. Diluted earnings per share were $1.85 in 2016 compared to $1.54 in 2015. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues, combined with a decline in costs associated with our acquisition of the Cerner Health Services business in 2015.

We had cash collections of receivables of $5.2 billion in 2016 compared to $4.4 billion in 2015. Days sales outstanding was 69 days for the 2016 fourth quarter compared to 76 days for the 2016 third quarter and 80 days for the 2015 fourth quarter. Operating cash flows for 2016 were $1.2 billion compared to $948 million in 2015.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under “Health Care and Health Care IT Industry” in Part I, Item 1 "Business," which is incorporated herein by reference.

Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change
Revenues
System sales	$1,265,962	26%	$1,281,890	29%	(1)%
Support and maintenance	1,015,811	21%	975,701	22%	4%
Services	2,426,155	51%	2,094,874	47%	16%
Reimbursed travel	88,545	2%	72,802	2%	22%

Total revenues	4,796,473	100%	4,425,267	100%	8%

Costs of revenue
Costs of revenue	779,116	16%	750,781	17%	4%

Total margin	4,017,357	84%	3,674,486	83%	9%

Operating expenses
Sales and client service	2,071,926	43%	1,838,600	42%	13%
Software development	551,418	11%	539,799	12%	2%
General and administrative	392,454	8%	423,424	10%	(7)%
Amortization of acquisition-related intangibles	90,546	2%	91,527	2%	(1)%

Total operating expenses	3,106,344	65%	2,893,350	65%	7%

Total costs and expenses	3,885,460	81%	3,644,131	82%	7%

Operating earnings	911,013	19%	781,136	18%	17%

Other income, net	7,421		244
Income taxes	(281,950)		(242,018)

Net earnings	$636,484		$539,362		18%
Revenues & Backlog
Revenues increased 8% to $4.8 billion in 2016, as compared to $4.4 billion in 2015.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, decreased 1% from 2016 to 2015. The decrease in system sales was primarily driven by a decline in technology resale.

•
Support and maintenance revenues increased 4% to $1.0 billion in 2016 compared to $976 million in 2015. This increase was primarily attributable to continued success selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue, which includes professional services (excluding installation) and managed services, increased 16% to $2.4 billion in 2016 from $2.1 billion in 2015. This increase was driven by a $207 million increase in professional services due to growth in implementation and consulting activities and growth in managed services of $124 million as a result of continued demand for our hosting services.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 12% to $15.9 billion in 2016 compared to $14.2 billion in 2015. This increase was driven by solid levels of new business bookings revenue during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms.
Costs of Revenue
Costs of revenue as a percent of total revenues were 16% in 2016 compared to 17% in 2015. The lower costs of revenue as a percent of total revenues was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.
Costs of revenue includes the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content and computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of total revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenue does not include the costs of our client service personnel who are responsible for delivering our service offerings. Such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 7% to $3.1 billion in 2016, compared with $2.9 billion in 2015.

•
Sales and client service expenses as a percent of total revenues were 43% in 2016, compared to 42% in 2015. These expenses increased 13% to $2.1 billion in 2016, from $1.8 billion in 2015. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in services expense and increase as a percent of total revenues reflects hiring of services personnel to support the strong growth in services revenue.

•
Software development expenses as a percent of total revenues were 11% in 2016, compared to 12% in 2015. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in 2016 and 2015 is as follows:

	For the Years Ended
(In thousands)	2016	2015

Software development costs	$704,882	$685,260
Capitalized software costs	(290,911)	(262,177)
Capitalized costs related to share-based payments	(2,785)	(2,479)
Amortization of capitalized software costs	140,232	119,195

Total software development expense	$551,418	$539,799

•
General and administrative expenses as a percent of total revenues were 8% in 2016, compared to 10% in 2015. These expenses decreased 7% to $392 million in 2016, from $423 million in 2015. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The decrease as a percent of total revenues was primarily the result of decreased expenses in 2016 related to acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business and our voluntary separation plans. General and administrative expenses in 2016 and 2015 include acquisition costs and related adjustments associated with our Cerner Health Services business of $4 million and $46 million, respectively. General and administrative expenses in 2016 and 2015 include costs associated with our voluntary separation plans of $36 million and $46 million, respectively. We expect expenses in 2017 for acquisition costs and related adjustments associated with our acquisition of the Cerner Health Services business to be de minimis. We do not expect to record expenses in 2017 associated with our voluntary separation plans. At the end of 2016, our voluntary separation plans were complete. Refer to Note (1) of the notes to consolidated financial statements for further detail regarding the voluntary separation plans.

•
Amortization of acquisition-related intangibles as a percent of total revenues was 2% in both 2016 and 2015. These expenses decreased 1% to $91 million in 2016, from $92 million in 2015. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets becoming fully amortized.

Non-Operating Items

•
Other income, net was $7 million in 2016 compared to less than $1 million in 2015. This increase is primarily due to increased capitalization of interest on construction in process, primarily related to our Innovations Campus (office space development located in Kansas City, Missouri, formerly referred to as our Trails Campus).

•	Our effective tax rate was 31% in both 2016 and 2015. Refer to Note (12) of the notes to consolidated financial statements for further information regarding our effective tax rate.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, the Bahamas, Belgium, Bermuda, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, Guam, India, Ireland, Kuwait, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (18) of the notes to consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the years ended 2016 and 2015:

(In thousands)	2016	% of Revenue	2015	% of Revenue	% Change

Domestic Segment
Revenues	$4,245,097	100%	$3,904,454	100%	9%
Costs of revenue	676,437	16%	651,826	17%	4%
Operating expenses	1,774,146	42%	1,577,594	40%	12%
Total costs and expenses	2,450,583	58%	2,229,420	57%	10%

Domestic operating earnings	1,794,514	42%	1,675,034	43%	7%

Global Segment
Revenues	551,376	100%	520,813	100%	6%
Costs of revenue	102,679	19%	98,955	19%	4%
Operating expenses	246,243	45%	233,047	45%	6%
Total costs and expenses	348,922	63%	332,002	64%	5%

Global operating earnings	202,454	37%	188,811	36%	7%

Other, net	(1,085,955)		(1,082,709)		—%

Consolidated operating earnings	$911,013		$781,136		17%
Domestic Segment

•	Revenues increased 9% to $4.2 billion in 2016 from $3.9 billion in 2015. This increase was primarily driven by growth in services revenue.

•
Costs of revenue as a percent of revenues were 16% in 2016 compared to 17% in 2015. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 42% in 2016 compared to 40% in 2015. The increase as a percent of revenues reflects a higher mix of services during 2016 that was driven by services revenue growth.

Global Segment

•	Revenues increased 6% to $551 million in 2016 from $521 million in 2015. This increase was driven by growth across most of our business.

•	Costs of revenue as a percent of revenues were 19% in both 2016 and 2015.

•	Operating expenses as a percent of revenues were 45% in both 2016 and 2015.

Other, net
Operating results not attributed to an operating segment include expenses, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses were flat at $1.1 billion in both 2016 and 2015.

Fiscal Year 2015 Compared to Fiscal Year 2014

(In thousands)	2015	% of Revenue	2014	% of Revenue	% Change
Revenues
System sales	$1,281,890	29%	$945,858	28%	36%
Support and maintenance	975,701	22%	724,840	21%	35%
Services	2,094,874	47%	1,642,119	48%	28%
Reimbursed travel	72,802	2%	89,886	3%	(19)%

Total revenues	4,425,267	100%	3,402,703	100%	30%

Costs of revenue
Costs of revenue	750,781	17%	604,377	18%	24%

Total margin	3,674,486	83%	2,798,326	82%	31%

Operating expenses
Sales and client service	1,838,600	42%	1,395,568	41%	32%
Software development	539,799	12%	392,805	12%	37%
General and administrative	423,424	10%	233,393	7%	81%
Amortization of acquisition-related intangibles	91,527	2%	13,476	—%	579%

Total operating expenses	2,893,350	65%	2,035,242	60%	42%

Total costs and expenses	3,644,131	82%	2,639,619	78%	38%

Operating earnings	781,136	18%	763,084	22%	2%

Other income, net	244		11,090
Income taxes	(242,018)		(248,741)

Net earnings	$539,362		$525,433		3%
Revenues & Backlog
Revenues increased 30% to $4.4 billion in 2015, as compared to $3.4 billion in 2014.

•	System sales increased 36% to $1.3 billion in 2015 from $946 million in 2014. The increase in system sales was primarily driven by contributions from the Cerner Health Services business.

•
Support and maintenance revenues increased 35% to $976 million in 2015 compared to $725 million in 2014. This increase was primarily attributable to contributions from the Cerner Health Services business.

•	Services revenue increased 28% to $2.1 billion in 2015 from $1.6 billion in 2014. This increase was driven by contributions from the Cerner Health Services business.

Revenue backlog increased 34% to $14.2 billion in 2015 compared to $10.6 billion in 2014. This increase was driven by growth in new business bookings during the past four quarters, including continued strong levels of managed services, Cerner ITWorks and Cerner revenue cycle services bookings that typically have longer contract terms, coupled with contributions from the Cerner Health Services business.
Costs of Revenue
Costs of revenue as a percent of total revenues were 17% in 2015 compared to 18% in 2014. The lower costs of revenue as a percent of total revenues was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.
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

•
Software development expenses as a percent of total revenues were 12% in both 2015 and 2014. Expenditures for software development reflect ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, and population health solutions. Software development expenses in 2015 also include expenditures related to the Cerner Health Services solutions. A summary of our total software development expense in 2015 and 2014 is as follows:

	For the Years Ended
(In thousands)	2015	2014

Software development costs	$685,260	$467,158
Capitalized software costs	(262,177)	(175,262)
Capitalized costs related to share-based payments	(2,479)	(2,538)
Amortization of capitalized software costs	119,195	103,447

Total software development expense	$539,799	$392,805

•
General and administrative expenses as a percent of total revenues were 10% in 2015, compared to 7% in 2014. These expenses increased 81% to $423 million in 2015 from $233 million in 2014. The increase in general and administrative expenses was primarily driven by the addition of the Cerner Health Services business. General and administrative expenses in 2015 and 2014 include acquisition costs and related adjustments associated with our Cerner Health Services business of $46 million and $16 million, respectively. General and administrative expenses in 2015 also include $46 million of costs associated with our 2015 voluntary separation plan.

•
Amortization of acquisition-related intangibles increased 579% to $92 million in 2015 from $13 million in 2014. The increase in amortization of acquisition-related intangibles was driven by the acquisition of the Cerner Health Services business in the first quarter of 2015. Refer to Note (2) of the notes to consolidated financial statements for further detail regarding intangible assets recorded in connection with our acquisition of the Cerner Health Services business.

Non-Operating Items

•
Other income, net was less than $1 million in 2015 and $11 million in 2014. This decline was primarily due to increased interest expense as a result of the issuance of Senior Notes in January 2015, as further discussed in Note (9) of the notes to consolidated financial statements. Interest income also declined in 2015 due to lower average investment balances throughout the year. Refer to Note (11) of the notes to consolidated financial statements for further detail on the composition of other income.

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

•
Costs of revenue as a percent of revenues were 17% in 2015 compared to 18% in 2014. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 40% in 2015 compared to 39% in 2014. The slight increase as a percent of revenues was primarily driven by the addition of the Cerner Health Services business.

Global Segment

•	Revenues increased 37% to $521 million in 2015 from $381 million in 2014. This increase was primarily driven by contributions from the Cerner Health Services business.

•
Costs of revenue as a percent of revenues were 19% in 2015 compared to 16% in 2014. The higher costs of revenue as a percent of revenue in 2015 were primarily driven by a higher amount of third party resources utilized for support and services.

•	Operating expenses increased 27% to $233 million in 2015 from $183 million in 2014, due primarily to the addition of the Cerner Health Services business.
Other, net
These expenses increased 57% to $1.1 billion in 2015 from $689 million in 2014. This increase is primarily due to the addition of corporate and development personnel from our acquisition of the Cerner Health Services business. Additionally, 2015 included amortization of acquisition-related intangibles associated with our Cerner Health Services business, acquisition costs and related adjustments, and costs related to our voluntary separation plan of $79 million, $46 million, and $46 million, respectively. Our 2014 fiscal year includes acquisition costs and related adjustments of $16 million.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2016, we had cash and cash equivalents of $171 million and short-term investments of $186 million, as compared to cash and cash equivalents of $402 million and short-term investments of $111 million at the end of 2015.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside the U.S. held approximately 45% of our aggregate cash, cash equivalents and short-term investments at December 31, 2016. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of the end of 2016, we had no outstanding borrowings under this facility; however, we had $32 million of outstanding letters of credit, which reduced our available borrowing capacity to $68 million. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding our credit facility.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2017.
The following table summarizes our cash flows in 2016, 2015 and 2014:

	For the Years Ended
(In thousands)	2016	2015	2014

Cash flows from operating activities	$1,155,612	$947,526	$847,027
Cash flows from investing activities	(789,774)	(1,405,943)	(284,567)
Cash flows from financing activities	(586,652)	236,249	(120,324)
Effect of exchange rate changes on cash	(10,447)	(10,913)	(9,310)
Total change in cash and cash equivalents	(231,261)	(233,081)	432,826

Cash and cash equivalents at beginning of period	402,122	635,203	202,377

Cash and cash equivalents at end of period	$170,861	$402,122	$635,203

Free cash flow (non-GAAP)	$402,489	$320,738	$392,643

Cash from Operating Activities

	For the Years Ended
(In thousands)	2016	2015	2014

Cash collections from clients	$5,184,252	$4,419,650	$3,480,591
Cash paid to employees and suppliers and other	(3,755,617)	(3,340,551)	(2,483,559)
Cash paid for interest	(18,484)	(13,164)	(5,682)
Cash paid for taxes, net of refunds	(254,539)	(118,409)	(144,323)

Total cash from operations	$1,155,612	$947,526	$847,027
Cash flow from operations increased $208 million in 2016 compared to 2015, due primarily to a reduction in cash used to fund working capital requirements, along with an increase in cash impacting earnings. Cash flow from operations increased $100 million in 2015 compared to 2014, due primarily to an increase in cash impacting earnings. During 2016, 2015 and 2014, we received total client cash collections of $5.2 billion, $4.4 billion and $3.5 billion, respectively. Days sales outstanding was 69 days in the fourth quarter of 2016, compared to 76 days for the 2016 third quarter and 80 days for the 2015 fourth quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	For the Years Ended
(In thousands)	2016	2015	2014

Capital purchases	$(459,427)	$(362,132)	$(276,584)
Capitalized software development costs	(293,696)	(264,656)	(177,800)
Sales and maturities of investments, net of purchases	(18,179)	720,406	190,810
Acquisition of businesses	—	(1,478,129)	(7,476)
Purchases of other intangibles	(18,472)	(21,432)	(13,517)

Total cash flows from investing activities	$(789,774)	$(1,405,943)	$(284,567)
Cash flows from investing activities consist primarily of capital spending, short-term investment, and acquisition activities.
Our capital spending in 2016 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases are expected to decrease in 2017, as we completed the first two phases of construction on our Innovations Campus in January of 2017.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2014 activity is impacted by a change in investment mix, whereas we invested more heavily in cash equivalents versus short-term and long-term investments, as we prepared to fund our acquisition of the Cerner Health Services business in February 2015. The increase in net cash from investments in 2015 is due to the use of proceeds from additional investment sales and maturities to partially fund our acquisition of the Cerner Health Services business. In 2016, we returned to net purchases of investments, which we expect to continue in 2017, as we expect strong levels of cash flow.
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
Cash from Financing Activities

	For the Years Ended
(In thousands)	2016	2015	2014

Long-term debt issuance	$—	$500,000	$—
Repayment of long-term debt and capital lease obligations	—	(14,325)	(14,930)
Cash from option exercises (including excess tax benefits)	115,697	107,434	71,411
Treasury stock purchases	(700,275)	(345,057)	(217,082)
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)	(10,617)
Cash grants	—	—	48,000
Other, net	—	(791)	2,894

Total cash flows from financing activities	$(586,652)	$236,249	$(120,324)
In January 2015, we issued $500 million in aggregate principal amount of Senior Notes. Proceeds from the Senior Notes were available for general corporate purposes. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding the Senior Notes.
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue in 2017 based on the number of exercisable options at the end of 2016 and our current stock price.

During 2016, 2015 and 2014, we repurchased 13.7 million shares of our common stock for total consideration of $700 million, 5.7 million shares of our common stock for total consideration of $345 million, and 4.1 million shares of our common stock for total consideration of $217 million, respectively. At the end of 2016, $100 million remains available for repurchase under our current repurchase program. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount of shares remaining available under the program. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our share repurchase programs.
During 2016, we paid $2 million of contingent consideration related to our acquisition of InterMedHx, LLC. In 2015 we paid an aggregate of $11 million of contingent consideration related to our acquisitions of InterMedHx, LLC and Kaufman & Keen, LLC (doing business as PureWellness). In 2014, we paid $11 million of contingent consideration related to our acquisition of PureWellness. We expect additional contingent consideration payments in 2017 related to our acquisitions of the Lee's Summit Tech Center and InterMedHx. Refer to Note (2) of the notes to consolidated financial statements for additional information regarding our contingent consideration arrangements.
In January 2014 we received $48 million of cash grants from the Kansas Department of Commerce for project costs in connection with the construction of our Continuous Campus. Refer to Note (16) of the notes to consolidated financial statements for additional information.

Free Cash Flow (Non-GAAP)

	For the Years Ended
(In thousands)	2016	2015	2014

Cash flows from operating activities (GAAP)	$1,155,612	$947,526	$847,027
Capital purchases	(459,427)	(362,132)	(276,584)
Capitalized software development costs	(293,696)	(264,656)	(177,800)

Free cash flow (non-GAAP)	$402,489	$320,738	$392,643

Free cash flow increased $82 million in 2016, compared to 2015. This increase is due to an increase in cash flows from operations, partially offset by higher levels of both capital spending to support our growth initiatives and facilities requirements, and capitalized spending to support our ongoing software development initiatives. Free cash flow decreased $72 million in 2015, compared to 2014. The decrease was due to higher levels of both capital spending to support our growth initiatives and facilities requirements, and capitalized spending to support our ongoing software development initiatives, partially offset by an increase in cash flows from operations.

Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2016, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2017	2018	2019	2020	2021	2022 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$—	$2,500	$—	$1,100	$1,700	$508,621	$513,921
Interest on long-term debt obligations	15,945	16,377	16,701	16,915	17,057	29,351	112,346
Capital lease obligations	26,197	11,719	8,718	3,380	430	—	50,444
Interest on capital lease obligations	1,229	690	292	55	6	—	2,272

Other obligations:
Operating lease obligations	30,089	26,898	22,041	16,085	11,147	8,722	114,982
Purchase obligations	83,002	41,887	19,205	7,677	3,711	26,890	182,372

Total	$156,462	$100,071	$66,957	$45,212	$34,051	$573,584	$976,337
(a) At the end of 2016, liabilities for unrecognized tax benefits were $10 million.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2016, 2015 and 2014 were not significant.

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

Goodwill
Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. We assess goodwill for impairment in the second quarter of each fiscal year and evaluate impairment indicators at each quarter end. We assessed our goodwill for impairment as of the second quarters of 2016 and 2015 and concluded that goodwill was not impaired. The assessments consisted of a qualitative analysis in accordance with Accounting Standards Update 2011-08, Testing for Goodwill Impairment. A key consideration in conducting those analyses was the significant growth in both the revenues and operating earnings of our reporting units since our last quantitative assessment. Our last quantitative assessment was performed in 2011, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2011. Goodwill amounted to $844 million and $799 million at the end of 2016 and 2015, respectively. If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily changes in LIBOR, related to our Series 2015-C Notes issued in January 2015. As of December 31, 2016, the interest rate for the current interest period on our Series 2015-C Notes was 1.90%, based on the three-month floating LIBOR rate. Based on our balance of $75 million of Series 2015-C Notes as of December 31, 2016, an increase in interest rates of 1.0% would cause a corresponding increase in our annual interest expense of less than $1 million.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through December 31, 2016 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). The Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included herein under “Report of Independent Registered Public Accounting Firm”.

c)	Changes in Internal Control over Financial Reporting.

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2) of the notes to consolidated financial statements. During 2016, we continued to integrate policies, processes, people, technology and operations for our combined operations. Except for any changes in internal controls related to the integration of the Siemens Health Services business into Cerner, there were no other changes in the Company’s internal controls over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Information Concerning Directors,” “Certain Transactions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance: Code of Business Conduct and Ethics” and “Committees of the Board: Audit Committee” set forth in the Company's definitive proxy statement related to its 2017 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof in our 2016 proxy statement.

The information required by this Item 10 regarding our Executive Officers is set forth under the caption “Executive Officers of the Registrant” in Part I above.

Item 11. Executive Compensation

The information under “Committees of the Board: Compensation Committee,” "Director Compensation," "2016 Director Compensation Table," "Compensation Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "2016 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2016 Fiscal Year-End," "2016 Option Exercises and Stock Vested," "Employment Agreements & Potential Payments Under Termination or Change in Control" and "Compensation Committee Interlocks and Insider Participation" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2016:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	23,955	$40.33	17,448
Equity compensation plans not approved by security holders	—	—	—

Total	23,955		17,448

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 31, 2016 and January 2, 2016

Consolidated Statements of Operations -Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

Notes to Consolidated Financial Statements

(2)	See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Date: February 10, 2017	By:	/s/ Neal L. Patterson
Neal L. Patterson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Neal L. Patterson	February 10, 2017
Neal L. Patterson, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Clifford W. Illig	February 10, 2017
Clifford W. Illig, Vice Chairman and Director

/s/ Marc G. Naughton	February 10, 2017
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 10, 2017
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 10, 2017
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese, M.D.	February 10, 2017
Denis A. Cortese, M.D., Director

/s/ John C. Danforth	February 10, 2017
John C. Danforth, Director

/s/ Mitchell E. Daniels	February 10, 2017
Mitchell E. Daniels, Director

/s/ Linda M. Dillman	February 10, 2017
Linda M. Dillman, Director

/s/ William B. Neaves	February 10, 2017
William B. Neaves, Ph.D., Director

/s/ William D. Zollars	February 10, 2017
William D. Zollars, Director

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3.1	Third Restated Certificate of Incorporation of Cerner Corporation	10-K	3(a)	2/11/2015

3.2	Amended & Restated Bylaws as of February 25, 2016	8-K	3.2	2/29/2016

4	Specimen stock certificate	10-K	4(a)	2/28/2007 000-15386/07658265

10.1*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 000-15386/07658265

10.2*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010 000-15386/10875957

10.3*	Amended & Restated Executive Employment Agreement of Neal L. Patterson dated January 1, 2008	10-K	10(c)	2/27/2008 000-15386/08646565

10.4*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001 000-15386/1586224

10.5*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001 000-15386/1586224

10.6*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 000-15386/1603080

10.7*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 000-15386/05688830

10.8*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 000-15386/051193974

10.9*	Cerner Corporation 2001 Long-Term Incentive Plan F Director Restricted Stock Agreement	10-K	10(x)	3/17/2005 000-15386/05688830

10.10*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Director Agreement	10-K	10(w)	3/17/2005 000-15386/05688830

10.11*	Cerner Corporation 2001 Long-Term Incentive Plan F Performance-Based Restricted Stock Agreement for Section 16 Officers	8-K	99.1	6/4/2010 000-15386/10879084

10.12*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 000-15386/08646565

10.13*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 000-15386/08646565

10.14*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015)	8-K	10.2	5/27/2015

10.15*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.1	7/27/2012

10.16*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013

10.17*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.3	5/6/2016

10.18*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.4	5/6/2016

10.19*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.2	5/6/2016

10.20*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013

10.21*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	8/3/2016

10.22*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated March 1, 2010 and May 27, 2011	S-8	4.6	5/27/2011 333-174568/11877216

10.23*	Cerner Corporation Performance-Based Compensation Plan (as Amended and Restated May 27, 2016)	8-K/A	10.1	6/1/2016

10.24*	Form of 2016 Executive Performance Agreement- Covered Executives pursuant to the Cerner Corporation Performance-Based Compensation Plan	10-Q	10.1	5/6/2016

10.25*	Cerner Corporation Executive Deferred Compensation Plan as Amended & Restated dated January 1, 2008	10-K	10(k)	2/27/2008 000-15386/08646565

10.26*	Cerner Corporation 2005 Enhanced Severance Pay Plan as Amended & Restated Effective January 4, 2015	10-K	10.3	2/11/2015

10.27*	Exhibit A to the Enhanced Severance Pay Plan - Severance Matrix Effective August 25, 2016	10-Q	10.1	11/2/2016

10.28*	Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal L. Patterson dated July 24, 2013	10-Q	10.1	7/26/2013

10.29*	Amendment No. 1 to Second Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Neal Patterson dated October 28, 2015	10-K	10.25	2/17/2016

10.30	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/22/2010 000-153866/10543089

10.31	Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated July 30, 2013	8-K	10.1	8/1/2013

10.32	First Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated December 23, 2013	10-K	10.28	2/11/2015

10.33	Second Amendment to Real Estate Purchase Agreement between Cerner Property Development, Inc. and Trails Property II, Inc. dated October 16, 2014	10-K	10.29	2/11/2015

10.34	Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated August 5, 2014	10-Q	2.1	10/24/2014

10.35	Amendment Agreement to the Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated February 2, 2015	8-K	10.1	2/2/2015

10.36	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014

10.37	Third Amended and Restated Credit Agreement, dated October 30, 2015, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A. and Commerce Bank, N.A.	8-K	10.1	11/3/2015
21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
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

We have audited Cerner Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cerner Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cerner Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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
In our opinion, Cerner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Kansas City, Missouri
February 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cerner Corporation:

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Cerner Corporation and subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerner Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cerner Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2017 expressed an unqualified opinion on the effectiveness of Cerner Corporation and subsidiaries’ internal control over financial reporting.

/s/KPMG LLP
Kansas City, Missouri
February 10, 2017

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and January 2, 2016

(In thousands, except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$170,861	$402,122
Short-term investments	185,588	111,059
Receivables, net	944,943	1,034,084
Inventory	14,740	15,788
Prepaid expenses and other	303,229	264,780
Total current assets	1,619,361	1,827,833

Property and equipment, net	1,552,524	1,309,214
Software development costs, net	719,209	562,559
Goodwill	844,200	799,182
Intangible assets, net	566,047	688,058
Long-term investments	109,374	173,073
Other assets	219,248	202,065

Total assets	$5,629,963	$5,561,984

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$238,134	$215,510
Current installments of long-term debt and capital lease obligations	26,197	41,797
Deferred revenue	311,839	278,443
Accrued payroll and tax withholdings	211,554	184,225
Other accrued expenses	57,677	57,891
Total current liabilities	845,401	777,866

Long-term debt and capital lease obligations	537,552	563,353
Deferred income taxes and other liabilities	306,263	324,516
Deferred revenue	12,800	25,865
Total liabilities	1,702,016	1,691,600

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 353,731,237 shares issued at December 31, 2016 and 350,323,367 shares issued at January 2, 2016	3,537	3,503
Additional paid-in capital	1,230,913	1,075,782
Retained earnings	4,094,327	3,457,843
Treasury stock, 24,089,737 shares at December 31, 2016 and 10,364,691 shares at January 2, 2016	(1,290,665)	(590,390)
Accumulated other comprehensive loss, net	(110,165)	(76,354)
Total shareholders’ equity	3,927,947	3,870,384

Total liabilities and shareholders’ equity	$5,629,963	$5,561,984

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015

	For the Years Ended
(In thousands, except per share data)	2016	2015	2014

Revenues:
System sales	$1,265,962	$1,281,890	$945,858
Support, maintenance and services	3,441,966	3,070,575	2,366,959
Reimbursed travel	88,545	72,802	89,886

Total revenues	4,796,473	4,425,267	3,402,703
Costs and expenses:
Cost of system sales	412,066	430,335	314,089
Cost of support, maintenance and services	278,505	247,644	200,402
Cost of reimbursed travel	88,545	72,802	89,886
Sales and client service	2,071,926	1,838,600	1,395,568
Software development (Includes amortization of $140,232, $119,195 and $103,447, respectively)	551,418	539,799	392,805
General and administrative	392,454	423,424	233,393
Amortization of acquisition-related intangibles	90,546	91,527	13,476

Total costs and expenses	3,885,460	3,644,131	2,639,619

Operating earnings	911,013	781,136	763,084

Other income, net	7,421	244	11,090

Earnings before income taxes	918,434	781,380	774,174
Income taxes	(281,950)	(242,018)	(248,741)

Net earnings	$636,484	$539,362	$525,433

Basic earnings per share	$1.88	$1.57	$1.54
Diluted earnings per share	$1.85	$1.54	$1.50
Basic weighted average shares outstanding	337,740	343,178	342,150
Diluted weighted average shares outstanding	343,653	350,908	350,386
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015

	For the Years Ended
(In thousands)	2016	2015	2014

Net earnings	$636,484	$539,362	$525,433
Foreign currency translation adjustment and other (net of taxes (benefit) of $2,092, $(3,201) and $(1,111), respectively)	(33,871)	(32,171)	(30,145)
Change in net unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefits) of $37, $(46) and $(331), respectively)	60	(87)	(522)

Comprehensive income	$602,673	$507,104	$494,766
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015

	For the Years Ended
(In thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$636,484	$539,362	$525,433
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	504,236	452,225	302,353
Share-based compensation expense	74,536	70,121	59,292
Provision for deferred income taxes	(11,517)	65,245	106,905
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	78,258	(160,124)	(74,786)
Inventory	(666)	12,951	8,117
Prepaid expenses and other	(66,658)	(55,363)	(14,625)
Accounts payable	(13,197)	7	2,974
Accrued income taxes	12,170	(690)	(21,764)
Deferred revenue	1,555	9,450	4,346
Other accrued liabilities	(59,589)	14,342	(51,218)

Net cash provided by operating activities	1,155,612	947,526	847,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(459,427)	(362,132)	(276,584)
Capitalized software development costs	(293,696)	(264,656)	(177,800)
Purchases of investments	(482,078)	(487,981)	(1,214,036)
Sales and maturities of investments	463,899	1,208,387	1,404,846
Purchase of other intangibles	(18,472)	(21,432)	(13,517)
Acquisition of businesses	—	(1,478,129)	(7,476)

Net cash used in investing activities	(789,774)	(1,405,943)	(284,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	—	500,000	—
Repayment of long-term debt and capital lease obligations	—	(14,325)	(14,930)
Proceeds from excess tax benefits from share-based compensation	51,903	55,959	39,532
Proceeds from exercise of options	63,794	51,475	31,879
Treasury stock purchases	(700,275)	(345,057)	(217,082)
Contingent consideration payments for acquisition of businesses	(2,074)	(11,012)	(10,617)
Cash grants	—	—	48,000
Other	—	(791)	2,894

Net cash provided by (used in) financing activities	(586,652)	236,249	(120,324)

Effect of exchange rate changes on cash and cash equivalents	(10,447)	(10,913)	(9,310)

Net increase (decrease) in cash and cash equivalents	(231,261)	(233,081)	432,826
Cash and cash equivalents at beginning of period	402,122	635,203	202,377

Cash and cash equivalents at end of period	$170,861	$402,122	$635,203

Summary of acquisition transactions:
Fair value of tangible assets acquired	$(10,200)	$532,625	$184
Fair value of intangible assets acquired	(25,000)	637,980	3,800
Fair value of goodwill	46,940	485,387	16,785
Less: Fair value of liabilities assumed	(11,740)	(176,863)	(1,693)
Less: Fair value of contingent liability payable	—	(1,000)	(11,600)

Net cash used	$—	$1,478,129	$7,476
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015

	Common Stock		Additional	Retained	Treasury	Accumulated Other
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Stock	Comprehensive Income (Loss)

Balance at December 28, 2013	344,338	$3,443	$812,853	$2,393,048	$(28,251)	$(13,429)

Exercise of stock options (including net-settled option exercises)	2,648	27	21,613	—	—	—

Employee share-based compensation expense	—	—	59,292	—	—	—

Employee share-based compensation net excess tax benefit	—	—	39,688	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(30,667)

Treasury stock purchases	—	—	—	—	(217,082)	—

Net earnings	—	—	—	525,433	—	—

Balance at January 3, 2015	346,986	3,470	933,446	2,918,481	(245,333)	(44,096)

Exercise of stock options (including net-settled option exercises)	3,337	33	15,647	—	—	—

Employee share-based compensation expense	—	—	70,121	—	—	—

Employee share-based compensation net excess tax benefit	—	—	56,568	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(32,258)

Treasury stock purchases	—	—	—	—	(345,057)	—

Net earnings	—	—	—	539,362	—	—

Balance at January 2, 2016	350,323	3,503	1,075,782	3,457,843	(590,390)	(76,354)

Exercise of stock options (including net-settled option exercises)	3,408	34	27,747	—	—	—

Employee share-based compensation expense	—	—	74,536	—	—	—

Employee share-based compensation net excess tax benefit	—	—	52,848	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(33,811)

Treasury stock purchases	—	—	—	—	(700,275)	—

Net earnings	—	—	—	636,484	—	—

Balance at December 31, 2016	353,731	$3,537	$1,230,913	$4,094,327	$(1,290,665)	$(110,165)

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all the accounts of Cerner Corporation ("Cerner," the "Company," "we," "us" or "our") and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements were prepared using accounting principles generally accepted in the United States of America ("GAAP"). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2016 and 2015 each consisted of 52 weeks and ended on December 31, 2016 and January 2, 2016, respectively. Fiscal year 2014 consisted of 53 weeks and ended on January 3, 2015. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Factors Impacting Comparability of Financial Statements

Siemens Health Services

On February 2, 2015, we acquired Siemens Health Services, as further described in Note (2). The addition of the Siemens Health Services business impacts the comparability of our consolidated financial statements as of and for the year ended January 2, 2016, in relation to the comparative periods presented herein.

52/53 Week Periods

Our 2014 fiscal year included 53 weeks, as discussed above. This additional week impacts the comparability of our consolidated financial statements as of and for the year ended January 3, 2015, in relation to the comparative periods presented herein.

Voluntary Separation Plans

In the first quarter of 2015, the Company adopted a voluntary separation plan ("2015 VSP") for eligible associates. Generally, the 2015 VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the 2015 VSP received financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. The irrevocable acceptance period for most associates electing to participate in the 2015 VSP ended in May 2015. During 2015, we recorded pre-tax charges for the 2015 VSP of $46 million, which are included in general and administrative expense in our consolidated statements of operations. At the end of 2015, this program was complete.

In the fourth quarter of 2016, the Company adopted a new voluntary separation plan ("2016 VSP") for eligible associates. This 2016 VSP was available to U.S. associates who met a minimum level of combined age and tenure. Associates who elected to participate in the 2016 VSP received financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. The irrevocable acceptance period for associates electing to participate in the 2016 VSP ended in December 2016. During 2016, we recorded pre-tax charges for the 2016 VSP of $36 million, which are included in general and administrative expense in our consolidated statements of operations. At the end of 2016, this program was complete.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	2016	2015	2014
Cash paid during the year for:
Interest (including amounts capitalized of $14,852, $7,106, and $1,583, respectively)	$18,484	$13,164	$5,682
Income taxes, net of refunds	254,539	118,409	144,323

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

For certain arrangements, revenue for software, implementation services and, in certain cases, support services for which VSOE of fair value cannot be established are accounted for as a single unit of accounting. If VSOE of fair value cannot be established for both the implementation services and the support services, the entire arrangement fee is recognized ratably over the period during which the implementation services are expected to be performed or the support period, whichever is longer, beginning with delivery of the software, provided that all other revenue recognition criteria are met. The revenue recognized from single units of accounting are typically allocated and classified as system sales and support, maintenance and services. In cases where VSOE cannot be established, revenue is classified based on contract value. In instances where VSOE for undelivered elements is established subsequent to the outset of an arrangement, a cumulative adjustment to revenue is recognized in the period VSOE for the undelivered elements is established.

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

We have periodically provided long-term financing options to creditworthy clients through third party financing institutions and have directly provided extended payment terms to clients from contract date. These extended payment term arrangements typically provide for date-based payments over periods ranging from 12 months up to seven years. As a significant portion of the fee is due beyond one year, we have analyzed our history with these types of arrangements and have concluded that we have a standard business practice of using extended payment term arrangements and a long history of successfully collecting under the original payment terms for arrangements with similar clients, product offerings, and economics without granting concessions. Accordingly, in these situations, we consider the fee to be fixed and determinable in these extended payment term arrangements and, thus, the timing of revenue is not impacted by the existence of extended payments.

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

As of the end of 2016, we had a significant concentration of receivables owed to us by Fujitsu Services Limited, which are currently in dispute. Refer to Note (5) for additional information.

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

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2016, 2015 or 2014. Refer to Note (7) for more information on goodwill and other intangible assets.

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

(m) Voluntary Separation Benefits - We account for voluntary separation benefits in accordance with the provisions of ASC Topic 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable.

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

(p) Recently Issued Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP.
The FASB has issued the following amendments to ASU 2014-09 from August 2015 through December 2016:

•	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Such amendments provide supplemental and clarifying guidance, as well as amend the effective date of the new standard.
ASU 2014-09, as amended, is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.
In 2015, we formed a cross-functional implementation team and began our analysis of this new guidance. Such analysis includes assessment of the impact of the new guidance on our consolidated financial statements and related disclosures, as well as related impacts on processes, accounting systems, and internal controls. Based on our analysis to-date, we have reached the following tentative conclusions regarding this new guidance and how we expect it to impact our consolidated financial statements and related disclosures:

•	We expect to adopt this new guidance effective with our first quarter of 2018; we will not early adopt.

•
We expect to use the cumulative effect transition method. Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted.

•	We believe substantially all of our revenue falls within the scope of ASU 2014-09, as amended; substantially all of our revenue is contractual.

•
As discussed above, generally, our subscription and content fees revenue is recognized ratably over the respective contract terms (“over time”). Upon adoption of the new guidance, we expect to recognize a license component of certain subscription and content fees revenue upon delivery to the customer (“point in time”) and a non-license component (i.e. support) of such revenues over the respective contract terms (“over time”). At the date of adoption of this new guidance, we expect to record a cumulative adjustment to our consolidated balance sheet, including an adjustment to retained earnings, to adjust for the impact of certain prior period subscription and content fees revenue, as calculated under the new guidance.

•
We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of ASU 2014-09, as amended, are sales commissions paid to associates. Under current U.S. GAAP we recognize sales commissions as earned, and record such amounts as a component of total costs and expenses in our consolidated statements of operations. We recognized sales commission expense of $44 million, $45 million and $35 million in 2016, 2015, and 2014, respectively. Under the new guidance, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations.

Our analysis and evaluation of the new standard will continue through the effective date in the first quarter of 2018. A significant amount of work remains, due to the complexity of revenue recognition within our industry, the increased number of judgments and estimates required by this new guidance, and the volume of our contract portfolio which must be examined. We must quantify all impacts of this new guidance, including the topics discussed above, which may be material to our consolidated financial statements and related disclosures. We must also implement any necessary changes/modifications to processes, accounting systems, and internal controls.
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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces a new model that requires most leases to be reported on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The standard requires the use of the modified retrospective (cumulative effect) transition approach. ASU 2016-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

Share-Based Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 is effective for the Company in the first quarter of 2017. We expect this new guidance to have the following impact on our consolidated financial statements:

•
Under current GAAP, when associates exercise stock options, or upon the vesting of restricted stock awards, we recognize any related excess tax benefits or deficiencies (the difference between the deduction for tax purposes and the cumulative compensation cost recognized in the consolidated financial statements) in additional paid-in capital. We recognized excess tax benefits of $53 million, $57 million and $40 million in 2016, 2015, and 2014, respectively. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as a component of income tax expense. They are not estimated when determining the annual estimated effective tax rate; instead, they are recorded as discrete items in the reporting period they occur. This provision of the new guidance may have a significant impact on our future income tax expense, including increased variability in our quarterly effective tax rates, which is dependent on a number of factors, including the price of our common stock, grant activity under our stock and equity plans, and the timing of option exercises by our associates. This provision of the new guidance is required to be applied prospectively. Upon adoption, prior periods will not be retrospectively adjusted.

•
Under current GAAP, we utilize the treasury stock method for calculating diluted earnings per share. This method assumes that any excess tax benefits generated from the hypothetical exercise of dilutive options are used to repurchase outstanding shares. Assumed share repurchases for excess tax benefits included in our 2016, 2015 and 2014 calculations of diluted earnings per share were 2.0 million, 3.2 million and 3.9 million, respectively. Under the new guidance, excess tax benefits generated from the hypothetical exercise of dilutive options are excluded from the calculation of diluted earnings per share. Therefore, the denominator in our diluted earnings per share calculation will increase. We estimate that this provision of the new guidance will reduce our calculation of diluted earnings per share by approximately $0.01 to $0.02 for fiscal 2017. This provision of the new guidance is required to be applied prospectively. Upon adoption, prior periods will not be retrospectively adjusted.

•
We currently present excess tax benefits in our consolidated statements of cash flows as a cash inflow from financing activities. Under the new guidance, excess tax benefits are to be presented within operating activities. We expect to apply this provision of the new guidance retrospectively. Upon adoption, prior periods will be retrospectively adjusted.

•
We currently present cash payments to taxing authorities in connection with shares directly withheld from associates upon the exercise of stock options, or upon the vesting of restricted stock awards, to meet statutory tax withholding requirements (employee withholdings) as a cash outflow from operating activities. Such amounts were $38 million, $36 million and $11 million in 2016, 2015, and 2014, respectively. Under the new guidance, such payments are to be presented within financing activities. This provision of the new guidance is required to be applied retrospectively. Upon adoption, prior periods will be retrospectively adjusted.

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

Cash Flow Presentation. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which includes clarifying guidance regarding the cash flow statement presentation of contingent consideration payments made after business combinations. ASU 2016-15 is effective for the Company in the first quarter of 2018, with early adoption permitted. The standard requires use of the retrospective transition method. The Company adopted the standard early, in the fourth quarter of 2016. The adoption of ASU 2016-15 did not have an impact on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which provides new guidance regarding when an entity should recognize the income tax consequences of certain intra-entity asset transfers. Current U.S. GAAP prohibits entities from recognizing the income tax consequences of intercompany asset transfers, including transfers of intellectual property. The seller defers any net tax effect, and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 requires entities to recognize these tax consequences in the period in which the transfer takes place, with the exception of inventory transfers.

ASU 2016-16 is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard requires the use of the modified retrospective (cumulative effect) transition approach. We expect to early adopt ASU 2016-16 in the first quarter of 2017. In connection with such adoption, we expect to record a cumulative effect adjustment reducing retained earnings by approximately $22 million. The cumulative effect adjustment includes recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred prior to the adoption date. Prior periods will not be retrospectively adjusted.

Business Acquisitions. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance regarding the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company in the first quarter of 2018, with early adoption permitted, and prospective application required. The Company adopted the standard early, in the fourth quarter of 2016. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

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

We believe the acquisition enhances our organic growth opportunities as it provides us a larger base into which we can sell our combined portfolio of solutions and services. The acquisition also augments our non-U.S. footprint and growth opportunities, increases our ability and scale for R&D investment, and added over 5,000 highly-skilled associates that enhance our capabilities. These factors, combined with the synergies and economies of scale expected from combining the operations of Cerner and Siemens Health Services, are the basis for acquisition and comprise the resulting goodwill recorded.

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
The acquisition of Siemens Health Services was treated as a purchase in accordance with ASC Topic 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction.

The final allocation of purchase price is as follows:

(in thousands)	Allocation Amount	Estimated Weighted Average Useful Life
Receivables, net of allowances of $34,191	$226,207
Other current assets	46,682
Property and equipment	158,324	20 years
Goodwill	532,327
Intangible assets:
Customer relationships	371,000	10 years
Existing technologies	201,990	5 years
Trade names	39,990	8 years
Total intangible assets	612,980
Other non-current assets	5,212
Accounts payable	(42,306)
Deferred revenue (current)	(85,314)
Other current liabilities	(12,853)
Deferred revenue (non-current)	(48,130)

Total purchase price	$1,393,129

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
The goodwill of $532 million was allocated among our Domestic and Global operating segments, and is expected to be deductible for tax purposes. Refer to Note (7) for additional information on goodwill.

Our consolidated statements of operations include revenues of approximately $930 million attributable to the acquired business (now referred to as "Cerner Health Services") in 2015. Disclosure of the earnings contribution from the Cerner Health Services business in 2015 is not practicable, as we had already integrated operations in many areas.

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

The acquisition of the Lee's Summit Tech Center was treated as a purchase in accordance with ASC Topic 805, Business Combinations. The final allocation of purchase price resulted in the allocation of $86 million to property and equipment, net in our consolidated balance sheets. The in-place tenant leases had a de minimis impact on the allocation of purchase price. No goodwill resulted from the transaction.

InterMedHx

On April 1, 2014, we purchased 100% of the outstanding membership interests of InterMedHx, LLC (InterMedHx). InterMedHx was a provider of health technology solutions in the areas of preventive care, patient administration, and medication history. We believe the addition of InterMedHx solutions provides additional capabilities in the market.

Consideration for the acquisition of InterMedHx is expected to total $19 million, consisting of up-front cash plus contingent consideration, which is payable at a percentage of the revenue contribution from InterMedHx solutions and services. We valued the contingent consideration at $12 million based on projections of revenue over the assessment period. We paid $2 million in both 2016 and 2015 to satisfy a portion of this contingent consideration obligation.

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

(3) Investments

Available-for-sale investments at the end of 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$23,110	$—	$—	$23,110
Time deposits	11,477	—	—	11,477
Total cash equivalents	34,587	—	—	34,587

Short-term investments:
Time deposits	40,639	—	—	40,639
Commercial paper	22,325	—	(24)	22,301
Government and corporate bonds	122,729	3	(84)	122,648
Total short-term investments	185,693	3	(108)	185,588

Long-term investments:
Government and corporate bonds	95,806	—	(438)	95,368

Total available-for-sale investments	$316,086	$3	$(546)	$315,543

Available-for-sale investments at the end of 2015 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$126,752	$—	$—	$126,752
Time deposits	5,677	—	—	5,677
Government and corporate bonds	73	—	—	73
Total cash equivalents	132,502	—	—	132,502

Short-term investments:
Time deposits	30,989	—	—	30,989
Commercial paper	1,500	—	(2)	1,498
Government and corporate bonds	78,655	20	(103)	78,572
Total short-term investments	111,144	20	(105)	111,059

Long-term investments:
Government and corporate bonds	156,527	14	(569)	155,972

Total available-for-sale investments	$400,173	$34	$(674)	$399,533

Investments reported under the cost method of accounting as of December 31, 2016 and January 2, 2016 were $12 million and $16 million, respectively. Investments reported under the equity method of accounting as of December 31, 2016 and January 2, 2016 were $2 million and $1 million, respectively.

We sold available-for-sale investments for proceeds of $245 million and $293 million in 2016 and 2015, respectively, resulting in insignificant losses in each period.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$23,110	$—	$—
Time deposits	Cash equivalents	—	11,477	—
Time deposits	Short-term investments	—	40,639	—
Commercial paper	Short-term investments	—	22,301	—
Government and corporate bonds	Short-term investments	—	122,648	—
Government and corporate bonds	Long-term investments	—	95,368	—
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2015:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$126,752	$—	$—
Time deposits	Cash equivalents	—	5,677	—
Government and corporate bonds	Cash equivalents	—	73	—
Time deposits	Short-term investments	—	30,989	—
Commercial paper	Short-term investments	—	1,498	—
Government and corporate bonds	Short-term investments	—	78,572	—
Government and corporate bonds	Long-term investments	—	155,972	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at the end of 2016 and 2015 was approximately $515 million and $505 million, respectively. The carrying amount of such debt at the end of both 2016 and 2015 was $500 million.

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

A summary of net receivables is as follows:

(In thousands)	2016	2015

Gross accounts receivable	$958,843	$1,043,069
Less: Allowance for doubtful accounts	43,028	48,119

Accounts receivable, net of allowance	915,815	994,950

Current portion of lease receivables	29,128	39,134

Total receivables, net	$944,943	$1,034,084

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(in thousands)	2016	2015	2014

Allowance for doubtful accounts - beginning balance	$48,119	$25,531	$36,286
Additions charged to costs and expenses	5,060	2,317	5,274
Additions through acquisitions	—	34,159	—
Deductions(a)	(10,151)	(13,888)	(16,029)

Allowance for doubtful accounts - ending balance	$43,028	$48,119	$25,531

(a) Deductions in 2014 include a $14 million reclassification to other non-current assets.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2016	2015

Minimum lease payments receivable	$59,171	$101,968
Less: Unearned income	2,253	5,593

Total lease receivables	56,918	96,375

Less: Long-term receivables included in other assets	27,790	57,241

Current portion of lease receivables	$29,128	$39,134

Future minimum lease payments to be received under existing sales-type leases for the next five years are as follows:

(In thousands)

2017	$30,180
2018	14,155
2019	10,343
2020	3,983
2021	510

During the second quarter of 2008, Fujitsu Services Limited’s (Fujitsu) contract as the prime contractor in the National Health Service (NHS) initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of December 31, 2016, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at the end of 2016 and 2015. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During 2016 and 2015, we received total client cash collections of $5.2 billion and $4.4 billion, respectively.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2016	2015

Computer and communications equipment	1	—	5	$1,363,799	$1,261,338
Land, buildings and improvements	12	—	50	961,550	742,760
Leasehold improvements	1	—	15	226,471	201,155
Furniture and fixtures	5	—	12	102,151	102,681
Capital lease equipment	3	—	5	3,197	3,200
Other equipment	3	—	20	1,398	1,155

				2,658,566	2,312,289

Less accumulated depreciation and leasehold amortization				1,106,042	1,003,075

Total property and equipment, net				$1,552,524	$1,309,214

Depreciation and leasehold amortization expense for 2016, 2015 and 2014 was $246 million, $217 million and $163 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	Domestic	Global	Total

Balance at the end of 2014	$311,170	$9,368	$320,538
Goodwill recorded in connection with the Cerner Health Services acquisition	419,667	65,720	485,387
Foreign currency translation adjustment and other	—	(6,743)	(6,743)

Balance at the end of 2015	730,837	68,345	799,182
Purchase price allocation adjustments for Cerner Health Services	51,827	(4,887)	46,940
Foreign currency translation adjustment and other	—	(1,922)	(1,922)

Balance at the end of 2016	$782,664	$61,536	$844,200

A summary of net intangible assets is as follows:

	2016		2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Purchased software	$368,174	$225,754	$370,073	$168,024
Customer lists	469,353	153,750	495,328	115,325
Internal use software	87,966	47,325	68,966	36,062
Trade names	40,583	11,156	40,739	5,690
Other	44,844	6,888	43,133	5,080

Total	$1,010,920	$444,873	$1,018,239	$330,181

Intangible assets, net		$566,047		$688,058

Amortization expense for 2016, 2015 and 2014 was $118 million, $116 million and $36 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2017	$117,049
2018	102,727
2019	98,734
2020	55,990
2021	49,733

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2016	2015	2014

Software development costs	$704,882	$685,260	$467,158
Capitalized software development costs	(293,696)	(264,656)	(177,800)
Amortization of capitalized software development costs	140,232	119,195	103,447

Total software development expense	$551,418	$539,799	$392,805

Accumulated amortization as of the end of 2016 and 2015 was $1.1 billion and $1.0 billion, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2016	2015

Senior Notes	$500,000	$500,000
Capital lease obligations	50,444	92,416
Other	13,921	13,450

Debt and capital lease obligations	564,365	605,866
Less: debt issuance costs	(616)	(716)

Debt and capital lease obligations, net	563,749	605,150
Less: current portion	(26,197)	(41,797)

Long-term debt and capital lease obligations	$537,552	$563,353

Senior Notes

In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Senior Notes"), pursuant to a Master Note Purchase Agreement dated December 4, 2014. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015 for the Series 2015-A Notes and Series 2015-B Notes. The Series 2015-C Notes will accrue interest at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Master Note Purchase Agreement), payable quarterly on February 15th, May 15th, August 15th and November 15th in each year, commencing on May 15, 2015. As of December 31, 2016, the interest rate for the current interest period was 1.90% based on the three-month floating LIBOR rate. The debt issuance costs in the table above relate to the issuance of these Senior Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Senior Notes are available for general corporate purposes.

Capital Leases

Our capital lease obligations are primarily related to the procurement of hardware and health care devices, and generally have a term of five years.

Other

Other indebtedness includes estimated amounts payable through September 2025, under an agreement entered into in September 2015.

Credit Facility

In October 2015, we amended and restated our revolving credit facility. The amended facility provides a $100 million unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility, expiring in October 2020. We have the ability to increase the maximum capacity to $200 million at any time during the facility’s term, subject to lender participation. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2016, we had no outstanding borrowings under this facility; however, we had $32 million of outstanding letters of credit, which reduced our available borrowing capacity to $68 million.

Covenant Compliance

As of December 31, 2016, we were in compliance with all debt covenants.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness outstanding at the end of 2016 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Senior Notes	Other	Total

2017	$27,426	$1,229	$26,197	$—	$—	$26,197
2018	12,409	690	11,719	—	2,500	14,219
2019	9,010	292	8,718	—	—	8,718
2020	3,435	55	3,380	—	1,100	4,480
2021	436	6	430	—	1,700	2,130
2022 and thereafter	—	—	—	500,000	8,621	508,621

Total	$52,716	$2,272	$50,444	$500,000	$13,921	$564,365

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies.

The terms of our software license agreements with our clients generally provide for a limited indemnification of such clients against losses, expenses and liabilities arising from third party claims based on alleged infringement by our solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, we have not had to reimburse any of our clients for any judgments or settlements to third parties related to these indemnification provisions pertaining to intellectual property infringement claims. For several reasons, including the lack of a sufficient number of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties.  In addition, we are a defendant in lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former associates in the U.S alleging that we misclassified associates as exempt from overtime pay under the Fair Labor Standards Act and state wage and hour laws. These proceedings are at various procedural stages and seek unspecified monetary damages, injunctive relief and attorneys’ fees. We do not believe any material losses under these claims to be probable or estimable at this time.

No less than quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.

(11) Other Income

A summary of other income is as follows:

	For the Years Ended
(In thousands)	2016	2015	2014

Interest income	$15,252	$11,990	$16,342
Interest expense	(4,479)	(11,820)	(3,993)
Other	(3,352)	74	(1,259)

Other income, net	$7,421	$244	$11,090

(12) Income Taxes

Income tax expense (benefit) for 2016, 2015 and 2014 consists of the following:

	For the Years Ended
(In thousands)	2016	2015	2014

Current:
Federal	$252,795	$140,921	$114,508
State	31,642	18,647	13,504
Foreign	9,030	17,205	13,824
Total current expense	293,467	176,773	141,836
Deferred:
Federal	(18,014)	60,015	95,057
State	(2,103)	5,680	8,873
Foreign	8,600	(450)	2,975
Total deferred expense (benefit)	(11,517)	65,245	106,905

Total income tax expense	$281,950	$242,018	$248,741

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2016 and 2015 relate to the following:

(In thousands)	2016	2015

Deferred tax assets:
Accrued expenses	$25,454	$27,555
Tax credits and separate return net operating losses	27,762	29,265
Share based compensation	81,133	69,555
Contract and service revenues and costs	59,217	—
Other	9,723	16,334
Total deferred tax assets	203,289	142,709

Deferred tax liabilities:
Software development costs	(275,888)	(216,435)
Depreciation and amortization	(133,424)	(133,242)
Prepaid expenses	(30,255)	(25,655)
Contract and service revenues and costs	—	(10,684)
Other	(3,050)	(3,589)
Total deferred tax liabilities	(442,617)	(389,605)

Net deferred tax liability	$(239,328)	$(246,896)

At the end of 2016, we had net operating loss carry-forwards subject to Section 382 of the Internal Revenue Code for U.S. federal income tax purposes of $4 million that are available to offset future U.S. federal taxable income, if any, through 2020. We had net operating loss carry-forwards from foreign jurisdictions of $37 million that are available to offset future taxable income with no expiration. We had a deferred tax asset for state net operating loss carry-forwards of $1 million which are available to offset future taxable income, if any, through 2034. In addition, we have a state income tax credit carry-forward of $13 million available to offset income tax liabilities through 2030, and a foreign jurisdiction tax credit carry-forward available to offset future tax liabilities of $1 million through 2027. We expect to fully utilize the net operating loss and tax credit carry-forwards in future periods.

At the end of 2016, we had not provided tax on the cumulative undistributed earnings of our foreign subsidiaries of approximately $111 million, because it is our intention to reinvest these earnings indefinitely. If these earnings were distributed, we would be subject to U.S. federal and state income taxes and foreign withholding taxes, net of U.S. foreign tax credits which may be available. The calculation of this unrecognized deferred tax liability is complex and not practicable.

The effective income tax rates for 2016, 2015, and 2014 were 31%, 31%, and 32%, respectively. These effective rates differ from the U.S. federal statutory rate of 35% as follows:

	For the Years Ended
(In thousands)	2016	2015	2014

Tax expense at statutory rates	$321,452	$273,483	$270,961
State income tax, net of federal benefit	22,644	16,129	19,301
Tax credits	(23,881)	(20,681)	(19,469)
Foreign rate differential	(16,468)	(14,821)	(13,057)
Permanent differences	(20,330)	(14,314)	(12,253)
Other, net	(1,467)	2,222	3,258

Total income tax expense	$281,950	$242,018	$248,741

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2016	2015	2014

Unrecognized tax benefit - beginning balance	$4,878	$7,202	$2,100
Gross decreases - tax positions in prior periods	—	(4,323)	(804)
Gross increases - tax positions in prior periods	—	690	5,906
Gross increases - tax positions in current year	6,945	2,824	—
Settlements	(1,859)	(1,299)	—
Currency translation	(195)	(216)	—

Unrecognized tax benefit - ending balance	$9,769	$4,878	$7,202

If recognized, $6 million of the unrecognized tax benefit will favorably impact our effective tax rate. We do not anticipate that our unrecognized tax benefits will decrease significantly within the next twelve months. During 2016, we filed amended federal returns for 2011, 2012 and 2013. Our 2011 through 2014 federal returns are currently under examination by the Internal Revenue Service. We have various state and foreign returns under examination.

The ending amounts of accrued interest and penalties related to unrecognized tax benefits were less than $1 million in 2016 and $1 million in 2015. We classify interest and penalties as income tax expense in our consolidated statement of operations.

The foreign portion of our earnings before income taxes was $86 million, $83 million, and $68 million in 2016, 2015, and 2014 respectively, and the remaining portion was domestic.

(13) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2016			2015			2014
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$636,484	337,740	$1.88	$539,362	343,178	$1.57	$525,433	342,150	$1.54
Effect of dilutive securities:
Stock options and non-vested shares	—	5,913		—	7,730		—	8,236
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$636,484	343,653	$1.85	$539,362	350,908	$1.54	$525,433	350,386	$1.50

Options to purchase 9.4 million, 2.9 million and 5.7 million shares of common stock at per share prices ranging from $47.38 to $73.40, $50.04 to $73.40 and $44.05 to $66.10, were outstanding at the end of 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2016, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the Omnibus Plan); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2016, 17.4 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

Stock Options

The fair market value of each stock option award granted in 2016 is estimated on the date of grant using the Black-Scholes-Merton (BSM) pricing model. The pricing model requires the use of the following estimates and assumptions:

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

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term consistent with the expected term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options were as follows:

	For the Years Ended
	2016	2015	2014

Expected volatility (%)	29.4%	27.6%	29.7%
Expected term (yrs)	7	7	9
Risk-free rate (%)	1.5%	1.8%	2.9%

Stock option activity for 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	24,267	$34.46
Granted	4,133	55.14
Exercised	(4,053)	17.46
Forfeited and expired	(746)	55.71
Outstanding at end of year	23,601	40.33	$280,586	6.00

Exercisable at end of year	12,662	$26.19	$275,484	4.14

	For the Years Ended
(In thousands, except for grant date fair values)	2016	2015	2014

Weighted-average grant date fair values	$18.31	$21.51	$22.59

Total intrinsic value of options exercised	$177,375	$196,127	$124,828

Cash received from exercise of stock options	63,794	51,475	31,879

Tax benefit realized upon exercise of stock options	64,347	66,868	44,029
As of the end of 2016, there was $150 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.18 years.

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

Non-vested share activity for 2016 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	557	$59.42
Granted	58	57.22
Vested	(216)	53.74
Forfeited	(45)	70.37

Outstanding at end of year	354	$61.12

	For the Years Ended
(In thousands, except for grant date fair values)	2016	2015	2014

Weighted average grant date fair values for shares granted during the year	$57.22	$68.57	$55.27

Total fair value of shares vested during the year	$12,221	$13,730	$11,294

As of the end of 2016, there was $8 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.82 years.

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

Share-Based Compensation Cost

Our stock option and non-vested share awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and ASPP are as follows:

	For the Years Ended
(In thousands)	2016	2015	2014

Stock option and non-vested share compensation expense	$74,536	$70,121	$59,292
Associate stock purchase plan expense	6,537	5,393	4,603
Amounts capitalized in software development costs, net of amortization	(482)	(588)	(930)

Amounts charged against earnings, before income tax benefit	$80,591	$74,926	$62,965

Amount of related income tax benefit recognized in earnings	$24,749	$23,435	$22,101

Preferred Stock

As of the end of 2016 and 2015, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock
In March 2016, our Board of Directors authorized a share repurchase program that allowed the Company to repurchase shares of our common stock up to $300 million, excluding transaction costs. That program was completed in November 2016. In November 2016, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase shares of our common stock up to $500 million, excluding transaction costs. No time limit was set for the completion of the current program. During 2016, we repurchased 13.7 million shares for total consideration of $700 million under these programs. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At December 31, 2016, $100 million remains available for repurchase under the outstanding program.
In September 2015, our Board of Directors authorized a share repurchase program that allowed the Company to repurchase shares of our common stock up to $245 million, excluding transaction costs. During 2015, we repurchased 4.1 million shares for total consideration of $245 million under the program. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. This program is now complete.

In December of 2013, our Board of Directors authorized a share repurchase program that allowed the Company to repurchase shares of our common stock up to $217 million, excluding transaction costs. In May 2014, our Board of Directors approved an amendment to the repurchase program that was authorized in December 2013. Under the amendment, the Company was authorized to repurchase shares of our common stock up to an additional $100 million, for an aggregate of $317 million, excluding transaction costs. Under this program, we repurchased 1.6 million shares for total consideration of $100 million, and 4.1 million shares for total consideration of $217 million, in 2015 and 2014, respectively. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. This program is now complete.

(15) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the Plan) was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pre-tax and Roth (post-tax) contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Plan has a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant’s salary contribution. The Plan's first tier discretionary match expenses amounted to $28 million, $30 million and $18 million for 2016, 2015 and 2014, respectively.

The Plan also provides for a second tier matching contribution that is purely discretionary, the payment of which will depend on overall Company performance and other conditions. If approved by the Compensation Committee, contributions by the Company will be tied to attainment of established financial metric goals, such as earnings per share for the year. Participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the second tier discretionary match contribution, if any such second tier matching contribution is approved by the Compensation Committee. For the years ended 2016, 2015 and 2014 we expensed $8 million, $7 million and $5 million for the second tier discretionary distributions, respectively.

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

We recorded the cash grants as an obligation/liability at $48 million, upon receipt in January 2014. Over time, this liability will accrete, utilizing the effective interest method, up to the maximum repayment amount, offset by reductions based on actual state payroll tax withholdings generated by our Continuous Campus associates. This activity is recognized as a component of operating expense as it occurs over a period not to exceed 10 years. At the end of 2016, the obligation/liability balance was $28 million, the majority of which is included in deferred income taxes and other liabilities in our consolidated balance sheets.

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

GRAND Construction, LLC

GRAND Construction, LLC ("Grand") is a limited liability company owned in part by an entity controlled by Messrs. Patterson and Illig. Grand has historically provided construction management and related services to the Company in connection with our office campuses, for which we paid $2 million in both 2016 and 2015.

(17) Commitments

Leases

We are committed under operating leases primarily for office and data center space and computer equipment through October 2027. Rent expense for office and warehouse space for our regional and global offices for 2016, 2015 and 2014 was $29 million, $32 million and $25 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2017	$30,089
2018	26,898
2019	22,041
2020	16,085
2021	11,147
2022 and thereafter	8,722

$114,982

Other Obligations
We have purchase commitments with various vendors, and minimum funding commitments under collaboration agreements through 2037. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2017	$83,002
2018	41,887
2019	19,205
2020	7,677
2021	3,711
2022 and thereafter	26,890

$182,372

Siemens Innovation Alliance
Concurrently with the execution of the MSPA, we entered into an agreement with Siemens AG to create a strategic alliance to jointly invest in innovative projects that integrate health information technology with medical technologies for the purpose of enhancing workflows and improving clinical outcomes. Each company will contribute up to $50 million to fund projects of shared importance to both companies and their clients, over an initial term of three years, commencing on February 2, 2015. In 2016 and 2015, we contributed $3 million and less than $1 million, respectively, to fund approved projects.

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

The following table presents a summary of our operating segments and other expense for 2016, 2015 and 2014:

(In thousands)	Domestic	Global	Other	Total

2016
Revenues	$4,245,097	$551,376	$—	$4,796,473

Cost of revenues	676,437	102,679	—	779,116
Operating expenses	1,774,146	246,243	1,085,955	3,106,344
Total costs and expenses	2,450,583	348,922	1,085,955	3,885,460

Operating earnings (loss)	$1,794,514	$202,454	$(1,085,955)	$911,013

(In thousands)	Domestic	Global	Other	Total

2015
Revenues	$3,904,454	$520,813	$—	$4,425,267

Cost of revenues	651,826	98,955	—	750,781
Operating expenses	1,577,594	233,047	1,082,709	2,893,350
Total costs and expenses	2,229,420	332,002	1,082,709	3,644,131

Operating earnings (loss)	$1,675,034	$188,811	$(1,082,709)	$781,136

(In thousands)	Domestic	Global	Other	Total

2014
Revenues	$3,021,790	$380,913	$—	$3,402,703

Cost of revenues	542,210	62,167	—	604,377
Operating expenses	1,163,413	182,965	688,864	2,035,242
Total costs and expenses	1,705,623	245,132	688,864	2,639,619

Operating earnings (loss)	$1,316,167	$135,781	$(688,864)	$763,084

(19) Quarterly Results (unaudited)

Selected quarterly financial data for 2016 and 2015 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2016

First Quarter	$1,138,135	$217,129	$150,360	$0.44	$0.43

Second Quarter	1,215,962	243,782	166,454	0.49	0.48

Third Quarter	1,184,557	241,808	169,979	0.50	0.49

Fourth Quarter (a)	1,257,819	215,715	149,691	0.45	0.44

Total	$4,796,473	$918,434	$636,484

(a) Fourth quarter results include pre-tax costs related to the 2016 VSP of $36 million as further described in Note (1).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2015

First Quarter (b)	$996,089	$167,120	$110,934	$0.32	$0.32

Second Quarter (b)(c)	1,125,997	170,657	115,038	0.33	0.33

Third Quarter (b)(c)	1,127,887	215,671	147,282	0.43	0.42

Fourth Quarter (b)(c)	1,175,294	227,932	166,108	0.49	0.48

Total	$4,425,267	$781,380	$539,362

(b) First through Fourth quarter results include pre-tax acquisition costs of $17 million, $3 million, $1 million and $1 million, respectively, as further described in Note (2).
(c) Second through Fourth quarter results include pre-tax costs related to the 2015 VSP of $42 million, $3 million and $1 million, respectively, as further described in Note (1).