Form 10-Q
period 2017-04-01
CERNER CORP /MO/
filed 2017-04-28
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 1, 2017
OR
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
Yes [X]     No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ] (do not check if smaller reporting company)    Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2017
Common Stock, $0.01 par value per share	330,429,274 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of April 1, 2017 (unaudited) and December 31, 2016

(In thousands, except share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$378,452	$170,861
Short-term investments	153,458	185,588
Receivables, net	986,354	944,943
Inventory	19,013	14,740
Prepaid expenses and other	288,833	303,229
Total current assets	1,826,110	1,619,361

Property and equipment, net	1,569,023	1,552,524
Software development costs, net	751,705	719,209
Goodwill	845,842	844,200
Intangible assets, net	542,715	566,047
Long-term investments	77,206	109,374
Other assets	190,607	219,248

Total assets	$5,803,208	$5,629,963

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$207,001	$238,134
Current installments of long-term debt and capital lease obligations	17,398	26,197
Deferred revenue	338,074	311,839
Accrued payroll and tax withholdings	208,467	211,554
Other accrued expenses	62,599	57,677
Total current liabilities	833,539	845,401

Long-term debt and capital lease obligations	532,747	537,552
Deferred income taxes and other liabilities	311,540	306,263
Deferred revenue	12,506	12,800
Total liabilities	1,690,332	1,702,016

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 354,442,293 shares issued at April 1, 2017 and 353,731,237 shares issued at December 31, 2016	3,545	3,537
Additional paid-in capital	1,254,544	1,230,913
Retained earnings	4,245,101	4,094,327
Treasury stock, 24,089,737 shares at April 1, 2017 and December 31, 2016	(1,290,665)	(1,290,665)
Accumulated other comprehensive loss, net	(99,649)	(110,165)
Total shareholders’ equity	4,112,876	3,927,947

Total liabilities and shareholders’ equity	$5,803,208	$5,629,963

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended April 1, 2017 and April 2, 2016
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2017	2016

Revenues:
System sales	$319,856	$279,354
Support, maintenance and services	918,238	839,638
Reimbursed travel	22,392	19,143

Total revenues	1,260,486	1,138,135
Costs and expenses:
Cost of system sales	100,409	89,225
Cost of support, maintenance and services	76,192	67,225
Cost of reimbursed travel	22,392	19,143
Sales and client service	560,200	501,827
Software development (Includes amortization of $40,561 and $32,614, respectively)	145,901	133,532
General and administrative	88,392	90,134
Amortization of acquisition-related intangibles	22,874	21,601

Total costs and expenses	1,016,360	922,687

Operating earnings	244,126	215,448

Other income (expense), net	(1,116)	1,681

Earnings before income taxes	243,010	217,129
Income taxes	(69,797)	(66,769)

Net earnings	$173,213	$150,360

Basic earnings per share	$0.52	$0.44
Diluted earnings per share	$0.52	$0.43
Basic weighted average shares outstanding	329,973	339,518
Diluted weighted average shares outstanding	336,190	345,900
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended April 1, 2017 and April 2, 2016
(unaudited)

	Three Months Ended
(In thousands)	2017	2016

Net earnings	$173,213	$150,360
Foreign currency translation adjustment and other (net of taxes of $187 and $2,122, respectively)	10,405	8,290
Unrealized holding gain on available-for-sale investments (net of taxes of $68 and $233, respectively)	111	380

Comprehensive income	$183,729	$159,030

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended April 1, 2017 and April 2, 2016
(unaudited)

	Three Months Ended
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$173,213	$150,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,833	119,126
Share-based compensation expense	17,500	17,811
Provision for deferred income taxes	11,214	7,978
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(34,236)	101,787
Inventory	(4,266)	(8,452)
Prepaid expenses and other	27,270	(4,751)
Accounts payable	(21,908)	(23,060)
Accrued income taxes	768	11,201
Deferred revenue	24,269	(32,309)
Other accrued liabilities	(25,072)	(3,486)

Net cash provided by operating activities	303,585	336,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(88,065)	(99,351)
Capitalized software development costs	(71,092)	(75,340)
Purchases of investments	(53,340)	(157,744)
Sales and maturities of investments	115,030	32,473
Purchase of other intangibles	(6,385)	(3,592)

Net cash used in investing activities	(103,852)	(303,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	10,683	10,421
Payments to taxing authorities in connection with shares directly withheld from associates	(5,314)	(419)
Treasury stock purchases	—	(150,056)
Contingent consideration payments for acquisition of businesses	(1,000)	—

Net cash provided by (used in) financing activities	4,369	(140,054)

Effect of exchange rate changes on cash and cash equivalents	3,489	870

Net increase (decrease) in cash and cash equivalents	207,591	(106,533)
Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$378,452	$295,589

Summary of acquisition transactions:
Fair value of tangible assets acquired	$—	$(10,200)
Fair value of intangible assets acquired	—	(25,000)
Fair value of goodwill	—	46,940
Less: Fair value of liabilities assumed	—	(11,740)

Net cash used	$—	$—
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Statement Presentation

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Cerner Corporation ("Cerner," the "Company," "we," "us" or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K.

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

Fiscal Period End

Our first fiscal quarter ends on the Saturday closest to March 31. The 2017 and 2016 first quarters ended on April 1, 2017 and April 2, 2016, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Accounting Pronouncements Adopted in 2017

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 was effective for the Company in the first quarter of 2017. This new guidance impacts our condensed consolidated financial statements as follows:

•
Prior to the adoption of ASU 2016-09, when associates exercised stock options, or upon the vesting of restricted stock awards, we recognized any related excess tax benefits or deficiencies (the difference between the deduction for tax purposes and the cumulative compensation cost recognized in the consolidated financial statements) in additional paid-in capital ("APIC"). We recognized net excess tax benefits of $9 million in APIC during the three months ended April 2, 2016.

Under the new guidance, all excess tax benefits and tax deficiencies are recognized as a component of income tax expense. They are not estimated when determining the annual estimated effective tax rate; instead, they are recorded as discrete items in the reporting period they occur. During the three months ended April 1, 2017 we recognized $8 million of net excess tax benefits as discrete items, which are included in income taxes in our condensed consolidated statements of operations. These net excess tax benefits recognized during the three months ended April 1, 2017 resulted in a $0.02 favorable impact on diluted earnings per share.

This provision of the new guidance may have a significant impact on our future income tax expense, including increased variability in our quarterly effective tax rates. The impact will be dependent on a number of factors, including the price of our common stock, grant activity under our stock and equity plans, and the timing of option exercises by our associates. This provision of the new guidance was required to be applied prospectively. Prior periods have not been retrospectively adjusted.

•
We utilize the treasury stock method for calculating diluted earnings per share. Prior to the adoption of ASU 2016-09, this method assumed that any net excess tax benefits generated from the hypothetical exercise of dilutive options were used to repurchase outstanding shares. Assumed share repurchases for net excess tax benefits included in our calculation of diluted earnings per share for the three months ended April 2, 2016 were 2.2 million shares.

Under the new guidance, excess tax benefits generated from the hypothetical exercise of dilutive options are excluded from the calculation of diluted earnings per share. Therefore, the denominator in our diluted earnings per share calculation has increased (comparatively). We estimate that this provision of the new guidance will reduce our calculation of diluted earnings per share by approximately $0.01 to $0.02 for our fiscal year ended December 30, 2017. This provision of the new guidance was required to be applied prospectively. Prior periods have not been retrospectively adjusted.

•
Prior to the adoption of ASU 2016-09, we presented net excess tax benefits in our condensed consolidated statements of cash flows as a cash inflow from financing activities. Under the new guidance, net excess tax benefits are presented within operating activities. We have elected to apply this provision of the new guidance retrospectively. Prior periods have been retrospectively adjusted.

•
Prior to the adoption of ASU 2016-09, we presented cash payments to taxing authorities in connection with shares directly withheld from associates upon the exercise of stock options, or upon the vesting of restricted stock awards, to meet statutory tax withholding requirements (employee withholdings) as a cash outflow from operating activities. Under the new guidance, such payments are presented within financing activities. This provision of the new guidance was required to be applied retrospectively. Prior periods have been retrospectively adjusted.

•
Under the new guidance, an entity is permitted to make an entity-wide accounting policy election (at adoption) either to estimate the number of forfeitures expected to occur or to account for forfeitures as a reduction to compensation cost when they occur. Upon adoption of ASU 2016-09, we did not change our policy of estimating participant forfeitures as a part of our calculations of share-based compensation cost.

Income Taxes. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which provides new guidance regarding when an entity should recognize the income tax consequences of certain intra-entity asset transfers. Prior to the adoption of ASU 2016-16, U.S. GAAP prohibited entities from recognizing the income tax consequences of intercompany asset transfers, including transfers of intellectual property. The seller deferred any net tax effect, and the buyer was prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 requires entities to recognize these tax consequences in the period in which the transfer takes place, with the exception of inventory transfers.

ASU 2016-16 is effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The standard requires the use of the modified retrospective (cumulative effect) transition approach. The Company adopted the standard early, in the first quarter of 2017. In connection with such adoption, we recorded a cumulative effect adjustment reducing prepaid expenses and other, other assets, and retained earnings within our condensed consolidated balance sheets by $8 million, $14 million, and $22 million, respectively. This cumulative effect adjustment includes recognition of the income tax consequences of intra-entity transfers of assets other than inventory that occurred prior to the adoption date. Prior periods were not retrospectively adjusted.

Recently Issued Accounting Pronouncements

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under existing U.S. GAAP.

The FASB has issued the following amendments to ASU 2014-09 from August 2015 through March 2017:

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

•
Generally, our subscription and content fees revenue is recognized ratably over the respective contract terms ("over time"). Upon adoption of the new guidance, we expect to recognize a license component of certain subscription and content fees revenue upon delivery to the customer ("point in time") and a non-license component (i.e. support) of such revenues over the respective contract terms ("over time"). At the date of adoption of this new guidance, we expect to record a cumulative adjustment to our consolidated balance sheet, including an adjustment to retained earnings, to adjust for the impact of certain prior period subscription and content fees revenue, as calculated under the new guidance.

•
We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of ASU 2014-09, as amended, are sales commissions paid to associates. Under current U.S. GAAP we recognize sales commissions as earned, and record such amounts as a component of total costs and expenses in our consolidated statements of operations. We recognized sales commission expense of $44 million, $45 million and $35 million in the 2016, 2015, and 2014 annual periods, respectively. Under the new guidance, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations.

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

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures, and we have determined that we will not early adopt.
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

Callable Debt Securities. In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance will impact how premiums are amortized on our available-for-sale investments. ASU 2017-08 is effective for the Company in the first quarter of 2019, with early adoption permitted. The standard requires the use of the modified retrospective (cumulative effect) transition approach. We are currently evaluating the effect that ASU 2017-08 will have on our consolidated financial statements and related disclosures, and have not determined if we will early adopt.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at April 1, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$94,689	$—	$—
Time deposits	Cash equivalents	—	8,067	—
Commercial paper	Cash equivalents	—	44,800	—
Government and corporate bonds	Cash equivalents	—	500	—
Time deposits	Short-term investments	—	29,538	—
Commercial paper	Short-term investments	—	23,140	—
Government and corporate bonds	Short-term investments	—	100,780	—
Government and corporate bonds	Long-term investments	—	65,255	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 31, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$23,110	$—	$—
Time deposits	Cash equivalents	—	11,477	—
Time deposits	Short-term investments	—	40,639	—
Commercial paper	Short-term investments	—	22,301	—
Government and corporate bonds	Short-term investments	—	122,648	—
Government and corporate bonds	Long-term investments	—	95,368	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at April 1, 2017 and December 31, 2016 was approximately $512 million and $515 million, respectively. The carrying amount of such debt at both April 1, 2017 and December 31, 2016 was $500 million.

(3) Available-for-sale Investments

Available-for-sale investments at April 1, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$94,689	$—	$—	$94,689
Time deposits	8,067	—	—	8,067
Commercial paper	44,800	—	—	44,800
Government and corporate bonds	500	—	—	500
Total cash equivalents	148,056	—	—	148,056

Short-term investments:
Time deposits	29,538	—	—	29,538
Commercial paper	23,175	—	(35)	23,140
Government and corporate bonds	100,892	7	(119)	100,780
Total short-term investments	153,605	7	(154)	153,458

Long-term investments:
Government and corporate bonds	65,472	—	(217)	65,255

Total available-for-sale investments	$367,133	$7	$(371)	$366,769

Available-for-sale investments at December 31, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$23,110	$—	$—	$23,110
Time deposits	11,477	—	—	11,477
Total cash equivalents	34,587	—	—	34,587

Short-term investments:
Time deposits	40,639	—	—	40,639
Commercial paper	22,325	—	(24)	22,301
Government and corporate bonds	122,729	3	(84)	122,648
Total short-term investments	185,693	3	(108)	185,588

Long-term investments:
Government and corporate bonds	95,806	—	(438)	95,368

Total available-for-sale investments	$316,086	$3	$(546)	$315,543

We sold available-for-sale investments for proceeds of $20 million during both the three months ended April 1, 2017 and April 2, 2016, resulting in insignificant gains or losses.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	April 1, 2017	December 31, 2016

Gross accounts receivable	$1,015,120	$958,843
Less: Allowance for doubtful accounts	48,641	43,028

Accounts receivable, net of allowance	966,479	915,815

Current portion of lease receivables	19,875	29,128

Total receivables, net	$986,354	$944,943

During the second quarter of 2008, Fujitsu Services Limited’s ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of April 1, 2017, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at April 1, 2017 and December 31, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first three months of both 2017 and 2016, we received total client cash collections of $1.3 billion.

(5) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 28.7% and 30.8% for the first three months of 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 is a result of the inclusion of net excess tax benefits as a discrete item within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

(6) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$173,213	329,973	$0.52	$150,360	339,518	$0.44
Effect of dilutive securities:
Stock options and non-vested shares	—	6,217		—	6,382
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$173,213	336,190	$0.52	$150,360	345,900	$0.43

For the three months ended April 1, 2017 and April 2, 2016, options to purchase 10.6 million and 7.2 million shares of common stock at per share prices ranging from $44.05 to $73.40 and $44.05 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(7) Share-Based Compensation

Stock Options

Stock option activity for the three months ended April 1, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	23,601	$40.33
Granted	876	55.67
Exercised	(882)	17.88
Forfeited and expired	(206)	54.87
Outstanding as of April 1, 2017	23,389	41.62	$431,649	6.06

Exercisable as of April 1, 2017	12,376	$28.27	$381,943	4.21

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended April 1, 2017 were as follows:

Expected volatility (%)	27.0%
Expected term (yrs)	7
Risk-free rate (%)	2.2%
Fair value per option	$18.31
As of April 1, 2017, there was $147 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.21 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended April 1, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	354	$61.12
Granted	20	55.74
Vested	(12)	61.75
Forfeited	(4)	52.37

Outstanding as of April 1, 2017	358	$60.88
As of April 1, 2017, there was $7 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2017	2016

Stock option and non-vested share and share unit compensation expense	$17,500	$17,811
Associate stock purchase plan expense	1,475	1,756
Amounts capitalized in software development costs, net of amortization	(120)	(201)

Amounts charged against earnings, before income tax benefit	$18,855	$19,366

Amount of related income tax benefit recognized in earnings	$5,416	$5,955

(8) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with Accounting Standards Codification Topic 450, Contingencies.

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. In addition, we are a defendant in lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former associates in the U.S alleging that we misclassified associates as exempt from overtime pay under the Fair Labor Standards Act and state wage and hour laws. These proceedings are at various procedural stages (for example one case is newly filed while two cases have classes certified) and seek unspecified monetary damages, injunctive relief, costs and attorneys’ fees. Given the substantial uncertainties, such as the impact of discovery and the extent to which significant factual issues are resolved, the disposition of pre-trial motions, the extent of potential damages, which are often unspecified or indeterminate, and the status of settlement discussions (if any), we cannot predict with any reasonable certainty the timing or outcome of such contingencies. At this time, we do not believe any material losses under these claims to be probable or estimable.

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

(9) Segment Reporting

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three months ended April 1, 2017 and April 2, 2016:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,131,804	$128,682	$—	$1,260,486

Cost of revenues	176,361	22,632	—	198,993
Operating expenses	483,380	63,523	270,464	817,367
Total costs and expenses	659,741	86,155	270,464	1,016,360

Operating earnings (loss)	$472,063	$42,527	$(270,464)	$244,126

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,004,965	$133,170	$—	$1,138,135

Cost of revenues	149,269	26,324	—	175,593
Operating expenses	425,559	58,871	262,664	747,094
Total costs and expenses	574,828	85,195	262,664	922,687

Operating earnings (loss)	$430,137	$47,975	$(262,664)	$215,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Cerner Corporation ("Cerner," the "Company," "we," "us" or "our"). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements ("Notes") found above.

Our first fiscal quarter ends on the Saturday closest to March 31. The 2017 and 2016 first quarters ended on April 1, 2017 and April 2, 2016, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software, solutions or services; material adverse resolution of legal proceedings; risks associated with our global operations; risks associated with fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom’s vote to leave the European Union (commonly referred to as Brexit) on our global business; risks associated with our recruitment and retention of key personnel; risks related to our dependence on strategic partners and third party suppliers; difficulties and operational and financial risks associated with successfully completing the integration of the Cerner Health Services (formerly Siemens Health Services) business into our business or the failure to realize the synergies and other benefits expected from the acquisition; risks inherent with business acquisitions and combinations and the integration thereof; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic or market conditions; managing growth in the new markets in which we offer solutions, health care devices or services; risks inherent in contracting with government clients; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; government regulation; significant competition and our ability to quickly respond to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion; long sales cycles for our solutions and services; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development ("R&D") to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 25,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions.

We expect to drive growth through solutions and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorksSM services, revenue cycle solutions and services, and HealtheIntentSM population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview
The Company delivered good levels of bookings, revenues, earnings, and operating cash flow in the first quarter of 2017.

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.25 billion in the first quarter of 2017, which is an increase of 7% compared to $1.17 billion in the first quarter of 2016.

Revenues for the first quarter of 2017 increased 11% to $1.3 billion, compared to $1.1 billion in the first quarter of 2016. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements; contributions form Cerner ITWorks and revenue cycle solutions and services; and attaining new clients.

Net earnings for the first quarter of 2017 increased 15% to $173 million, compared to $150 million in the first quarter of 2016. Diluted earnings per share increased 21% to $0.52, compared to $0.43 in the first quarter of 2016. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues.

We had cash collections of receivables of $1.3 billion in the first quarter of both 2017 and 2016. Days sales outstanding was 71 days for the first quarter of 2017, compared to 69 days in the 2016 fourth quarter and 76 days for the 2016 first quarter. Operating cash flows for the first quarter of 2017 were $304 million compared to $336 million in the first quarter of 2016.

Results of Operations
Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016
The following table presents a summary of the operating information for the first quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change
Revenues
System sales	$319,856	25%	$279,354	25%	14%
Support and maintenance	262,104	21%	250,911	22%	4%
Services	656,134	52%	588,727	52%	11%
Reimbursed travel	22,392	2%	19,143	2%	17%

Total revenues	1,260,486	100%	1,138,135	100%	11%

Costs of revenue
Costs of revenue	198,993	16%	175,593	15%	13%

Total margin	1,061,493	84%	962,542	85%	10%

Operating expenses
Sales and client service	560,200	44%	501,827	44%	12%
Software development	145,901	12%	133,532	12%	9%
General and administrative	88,392	7%	90,134	8%	(2)%
Amortization of acquired-related intangibles	22,874	2%	21,601	2%	6%

Total operating expenses	817,367	65%	747,094	66%	9%

Total costs and expenses	1,016,360	81%	922,687	81%	10%

Operating earnings	244,126	19%	215,448	19%	13%

Other income (expense), net	(1,116)		1,681
Income taxes	(69,797)		(66,769)

Net earnings	$173,213		$150,360		15%
Revenues & Backlog
Revenues increased 11% to $1.3 billion in the first quarter of 2017, as compared to $1.1 billion in the first quarter of 2016.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 14% to $320 million in the first quarter of 2017, from $279 million for the same period in 2016. The increase in system sales was primarily driven by strong growth in software.

•
Support and maintenance revenues increased 4% to $262 million in the first quarter of 2017 from $251 million for the same period in 2016. This increase was primarily attributable to continued success selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue, which includes professional services (excluding installation) and managed services, increased 11% to $656 million in the first quarter of 2017, from $589 million for the same period in 2016. This increase was driven by a $41 million increase in professional services due to growth in implementation and consulting activities and growth in managed services of $26 million as a result of continued demand for our hosting services.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 10% to $16.1 billion in the first quarter of 2017 compared to $14.6 billion for the same period in 2016. This increase was driven by solid levels of new business bookings during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms.

Costs of Revenue
Costs of revenue as a percent of total revenues were 16% in the first quarter of 2017, compared to 15% in the same period of 2016. The higher costs of revenue as a percent of total revenues was primarily driven by a marginally higher mix of technology resale, which carries a higher cost of revenue.
Costs of revenue include the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content and computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of total revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, services and reimbursed travel) carrying different margin rates changes from period to period. Costs of revenue does not include the costs of our client service personnel who are responsible for delivering our service offerings. Such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 9% to $817 million in the first quarter of 2017, as compared to $747 million in the first quarter of 2016.

•
Sales and client service expenses as a percent of total revenues were 44% in first quarter of both 2017 and 2016. These expenses increased 12% to $560 million in the first quarter of 2017, from $502 million in the same period of 2016. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses reflects hiring of services personnel to support the strong growth in services revenue.

•
Software development expenses as a percent of total revenues were 12% in the first quarter of both 2017 and 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2017 and 2016 is as follows:

	Three Months Ended
(In thousands)	2017	2016

Software development costs	$176,432	$176,258
Capitalized software costs	(70,419)	(74,612)
Capitalized costs related to share-based payments	(673)	(728)
Amortization of capitalized software costs	40,561	32,614

Total software development expense	$145,901	$133,532

•
General and administrative expenses as a percent of total revenues were 7% in the first quarter of 2017, compared to 8% in the same period of 2016. These expenses remained relatively flat at $88 million in the first quarter of 2017, and $90 million for the same period in 2016. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments.

•
Amortization of acquisition-related intangibles as a percent of total revenues were 2% in the first quarter of both 2017 and 2016. These expenses remained relatively flat at $23 million in the first quarter of 2017, and $22 million in the same period in 2016. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income (expense), net was $(1 million) in the first quarter of 2017, compared to $2 million in the first quarter of 2016. The decrease was primarily attributable to an impairment loss recognized on one of our investments accounted for under the cost method.

•
Our effective tax rate was 28.7% for the first quarter of 2017 and 30.8% for the first quarter of 2016. The decrease in the effective tax rate in 2017 is a result of the inclusion of net excess tax benefits as discrete items within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) of the notes to condensed consolidated financial statements for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

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

The following table presents a summary of our operating segment information for the first quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Domestic Segment
Revenues	$1,131,804	100%	$1,004,965	100%	13%

Costs of revenue	176,361	16%	149,269	15%	18%
Operating expenses	483,380	43%	425,559	42%	14%
Total costs and expenses	659,741	58%	574,828	57%	15%

Domestic operating earnings	472,063	42%	430,137	43%	10%

Global Segment
Revenues	128,682	100%	133,170	100%	(3)%

Costs of revenue	22,632	18%	26,324	20%	(14)%
Operating expenses	63,523	49%	58,871	44%	8%
Total costs and expenses	86,155	67%	85,195	64%	1%

Global operating earnings	42,527	33%	47,975	36%	(11)%

Other, net	(270,464)		(262,664)		3%

Consolidated operating earnings	$244,126		$215,448		13%
Domestic Segment

•	Revenues increased 13% to $1.1 billion in the first quarter of 2017, from $1.0 billion in the same period of 2016. This increase was primarily driven by growth in services revenue.

•
Costs of revenue as a percent of revenues were 16% in the first quarter of 2017, compared to 15% in the same period of 2016. The higher costs of revenue as a percent of revenues was primarily driven by a marginally higher mix of technology resale, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 43% in the first quarter of 2017, compared to 42% in the same period of 2016. The increase as a percent of revenues reflects a higher mix of services during the first quarter of 2017 that was driven by services revenue growth.

Global Segment

•
Revenues decreased 3% to $129 million in the first quarter of 2017, from $133 million in the same period of 2016. The decrease was primarily driven by a decline in the value of the British Pound in the first quarter of 2017, compared to the same period of 2016.

•
Costs of revenue as a percent of revenues were 18% in the first quarter of 2017, compared to 20% in the same period of 2016. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 49% in the first quarter of 2017, compared to 44% in the same period of 2016. The increase as a percent of revenues is primarily due to a higher amount of internal resources utilized for support and services.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 3% to $270 million in the first quarter of 2017, from $263 million in the same period of 2016. The increase is primarily due to increased amortization of capitalized software costs, resulting from releases of new and enhanced solutions over the last four quarters.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At April 1, 2017, we had cash and cash equivalents of $378 million and short-term investments of $153 million, as compared to cash and cash equivalents of $171 million and short-term investments of $186 million at December 31, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 25% of our aggregate cash, cash equivalents, and short-term investments at April 1, 2017. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of April 1, 2017, we had no outstanding borrowings under this facility; however, we had $33 million of outstanding letters of credit, which reduced our available borrowing capacity to $67 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2017.
The following table summarizes our cash flows in the first three months of 2017 and 2016:

	Three Months Ended
(In thousands)	2017	2016

Cash flows from operating activities	$303,585	$336,205
Cash flows from investing activities	(103,852)	(303,554)
Cash flows from financing activities	4,369	(140,054)
Effect of exchange rate changes on cash	3,489	870
Total change in cash and cash equivalents	207,591	(106,533)

Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$378,452	$295,589

Free cash flow (non-GAAP)	$144,428	$161,514
Refer to Note (1) of the notes to condensed consolidated financial statements for discussion regarding our adoption of ASU 2016-09 in the first quarter of 2017, which impacted the classification of certain items within our condensed consolidated statements of cash flows.

Cash from Operating Activities

	Three Months Ended
(In thousands)	2017	2016

Cash collections from clients	$1,325,596	$1,257,886
Cash paid to employees and suppliers and other	(973,440)	(871,420)
Cash paid for interest	(8,347)	(8,243)
Cash paid for taxes, net of refunds	(40,224)	(42,018)

Total cash from operations	$303,585	$336,205
Cash flow from operations decreased $33 million in the first quarter of 2017 when compared to the same period of 2016 due primarily to an increase in cash used to fund working capital requirements, partially offset by an increase in cash impacting earnings. During the first quarter of both 2017 and 2016, we received total client cash collections of $1.3 billion. Days sales outstanding was 71 days in the first quarter of 2017, compared to 69 days for the 2016 fourth quarter and 76 days for the 2016 first quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.
Cash from Investing Activities

	Three Months Ended
(In thousands)	2017	2016

Capital purchases	$(88,065)	$(99,351)
Capitalized software development costs	(71,092)	(75,340)
Purchases of investments, net of sales and maturities	61,690	(125,271)
Purchases of other intangibles	(6,385)	(3,592)

Total cash flows from investing activities	$(103,852)	$(303,554)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first quarter of 2017 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases in 2017 are expected to remain lower than 2016 levels, as we completed the first two phases of construction on our Innovations Campus (office space development located in Kansas City, Missouri) in January 2017.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2017 activity is impacted by a change in investment mix, whereas we invested more heavily in cash equivalents versus short-term and long-term investments. We currently expect net purchases of investments over the remainder of 2017, as we expect strong levels of cash flow.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2017	2016

Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	$5,369	$10,002
Treasury stock purchases	—	(150,056)
Contingent consideration payments for acquisition of businesses	(1,000)	—

Total cash flows from financing activities	$4,369	$(140,054)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2017 based on the number of exercisable options as of April 1, 2017 and our current stock price.
During the first quarter of 2016, we repurchased 2.8 million shares of our common stock for total consideration of $150 million. As of April 1, 2017, $100 million remains available for repurchase under our current repurchase program. We may continue to repurchase shares under this program in 2017, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

Free Cash Flow

		Three Months Ended
(In thousands)		2017	2016

Cash flows from operating activities (GAAP)		$303,585	$336,205
Capital purchases		(88,065)	(99,351)
Capitalized software development costs		(71,092)	(75,340)

Free cash flow (non-GAAP)	$(17,086)	$144,428	$161,514

Free cash flow decreased $17 million in the first quarter of 2017 compared to the same period in 2016, primarily due to a decrease in cash from operations. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer ("CEO") (principal executive officer) and Chief Financial Officer ("CFO") (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended April 1, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2017.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
January 1, 2017 - January 28, 2017	3,124	$49.40	—	$100,000,000
January 29, 2017 - February 25, 2017	982	53.71	—	100,000,000
February 26, 2017 - April 1, 2017	—	—	—	100,000,000

Total	4,106	$50.43	—

(a)
All of the 4,106 shares of common stock, par value $0.01 per share, presented in the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
As announced on November 14, 2016, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of April 1, 2017, $100 million remained available for repurchase. No time limit has been set for completion of the program.

Item 6. Exhibits

(a)	Exhibits

3.1	Amendment No. 1 to the Bylaws, Amended & Restated as of February 25, 2016, filed as Exhibit 3.1 to Form 8-K filed on March 6, 2017 is incorporated herein by reference

3.2	Composite Copy of the Bylaws, Amended & Restated as of February 25, 2016 (as amended through March 3, 2017), filed as Exhibit 3.2 to Form 8-K filed on March 6, 2017 is incorporated herein by reference

10.1	Form of 2017 Executive Performance Agreement - Covered Executives pursuant to the Cerner Corporation Performance-Based Compensation Plan

10.2	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based RSU Agreement

10.3	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based RSU Agreement

31.1	Certification of Neal L. Patterson pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Neal L. Patterson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: April 28, 2017	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)