Form 10-Q
period 2017-07-01
CERNER CORP /MO/
filed 2017-07-28
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2017
OR
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
Yes [X]     No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2017
Common Stock, $0.01 par value per share	331,582,615 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 1, 2017 (unaudited) and December 31, 2016

(In thousands, except share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$460,430	$170,861
Short-term investments	176,563	185,588
Receivables, net	1,036,980	944,943
Inventory	14,550	14,740
Prepaid expenses and other	323,703	303,229
Total current assets	2,012,226	1,619,361

Property and equipment, net	1,593,999	1,552,524
Software development costs, net	784,347	719,209
Goodwill	849,876	844,200
Intangible assets, net	522,584	566,047
Long-term investments	110,875	109,374
Other assets	184,734	219,248

Total assets	$6,058,641	$5,629,963

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$259,092	$238,134
Current installments of long-term debt and capital lease obligations	18,494	26,197
Deferred revenue	325,790	311,839
Accrued payroll and tax withholdings	184,893	211,554
Other accrued expenses	53,440	57,677
Total current liabilities	841,709	845,401

Long-term debt and capital lease obligations	524,921	537,552
Deferred income taxes and other liabilities	323,062	306,263
Deferred revenue	13,446	12,800
Total liabilities	1,703,138	1,702,016

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 355,642,118 shares issued at July 1, 2017 and 353,731,237 shares issued at December 31, 2016	3,556	3,537
Additional paid-in capital	1,301,373	1,230,913
Retained earnings	4,424,784	4,094,327
Treasury stock, 24,089,737 shares at July 1, 2017 and December 31, 2016	(1,290,665)	(1,290,665)
Accumulated other comprehensive loss, net	(83,545)	(110,165)
Total shareholders’ equity	4,355,503	3,927,947

Total liabilities and shareholders’ equity	$6,058,641	$5,629,963

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended July 1, 2017 and July 2, 2016
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2017	2016	2017	2016

Revenues:
System sales	$347,808	$333,104	$667,664	$612,458
Support, maintenance and services	917,416	860,751	1,835,654	1,700,389
Reimbursed travel	26,770	22,107	49,162	41,250

Total revenues	1,291,994	1,215,962	2,552,480	2,354,097
Costs and expenses:
Cost of system sales	117,275	113,836	217,684	203,061
Cost of support, maintenance and services	79,018	69,613	155,210	136,838
Cost of reimbursed travel	26,770	22,107	49,162	41,250
Sales and client service	563,387	520,265	1,123,587	1,022,092
Software development (Includes amortization of $41,427 and $81,988 for the three and six months ended July 1, 2017, respectively; and $34,263 and $66,877 for the three and six months ended July 2, 2016, respectively)	142,835	135,164	288,736	268,696
General and administrative	90,633	90,027	179,025	180,161
Amortization of acquisition-related intangibles	22,688	23,638	45,562	45,239

Total costs and expenses	1,042,606	974,650	2,058,966	1,897,337

Operating earnings	249,388	241,312	493,514	456,760

Other income, net	2,661	2,470	1,545	4,151

Earnings before income taxes	252,049	243,782	495,059	460,911
Income taxes	(72,366)	(77,328)	(142,163)	(144,097)

Net earnings	$179,683	$166,454	$352,896	$316,814

Basic earnings per share	$0.54	$0.49	$1.07	$0.94
Diluted earnings per share	$0.53	$0.48	$1.05	$0.92
Basic weighted average shares outstanding	331,056	337,759	330,607	338,657
Diluted weighted average shares outstanding	337,898	344,026	337,116	344,984
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended July 1, 2017 and July 2, 2016
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2017	2016	2017	2016

Net earnings	$179,683	$166,454	$352,896	$316,814
Foreign currency translation adjustment and other (net of taxes of $904 and $1,091 for the three and six months ended July 1, 2017; and $33 and $2,155 for the three and six months ended July 2, 2016)	16,158	(14,762)	26,563	(6,472)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(33) and $35 for the three and six months ended July 1, 2017; and $56 and $289 for the three and six months ended July 2, 2016)	(54)	92	57	472

Comprehensive income	$195,787	$151,784	$379,516	$310,814

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended July 1, 2017 and July 2, 2016
(unaudited)

	Six Months Ended
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$352,896	$316,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	278,889	244,096
Share-based compensation expense	39,359	37,954
Provision for deferred income taxes	25,849	19,577
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(79,723)	40,682
Inventory	211	(2,546)
Prepaid expenses and other	106	(39,172)
Accounts payable	33,647	(5,228)
Accrued income taxes	(3,846)	13,156
Deferred revenue	12,336	(12,334)
Other accrued liabilities	(63,896)	(16,365)

Net cash provided by operating activities	595,828	596,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(189,372)	(217,595)
Capitalized software development costs	(142,966)	(155,175)
Purchases of investments	(182,484)	(241,161)
Sales and maturities of investments	187,355	183,311
Purchase of other intangibles	(14,036)	(7,361)

Net cash used in investing activities	(341,503)	(437,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	38,293	24,942
Payments to taxing authorities in connection with shares directly withheld from associates	(7,972)	(3,169)
Treasury stock purchases	—	(200,075)
Contingent consideration payments for acquisition of businesses	(2,671)	(2,074)

Net cash provided by (used in) financing activities	27,650	(180,376)

Effect of exchange rate changes on cash and cash equivalents	7,594	(2,817)

Net increase (decrease) in cash and cash equivalents	289,569	(24,540)
Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$460,430	$377,582

Summary of acquisition transactions:
Fair value of tangible assets acquired	$—	$(10,200)
Fair value of intangible assets acquired	—	(25,000)
Fair value of goodwill	—	46,940
Less: Fair value of liabilities assumed	—	(11,740)

Net cash used	$—	$—
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

Fiscal Period End

Our second fiscal quarter ends on the Saturday closest to June 30. The 2017 and 2016 second quarters ended on July 1, 2017 and July 2, 2016, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Accounting Pronouncements Adopted in 2017

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 was effective for the Company in the first quarter of 2017. This new guidance impacts our condensed consolidated financial statements as follows:

•
Prior to the adoption of ASU 2016-09, when associates exercised stock options, or upon the vesting of restricted stock awards, we recognized any related excess tax benefits or deficiencies (the difference between the deduction for tax purposes and the cumulative compensation cost recognized in the consolidated financial statements) in additional paid-in capital ("APIC"). During the three and six months ended July 2, 2016, we recognized net excess tax benefits in APIC of $3 million and $11 million, respectively.

Under the new guidance, all excess tax benefits and tax deficiencies are recognized as a component of income tax expense. They are not estimated when determining the annual estimated effective tax rate; instead, they are recorded as discrete items in the reporting period they occur. During the three and six months ended July 1, 2017, we recognized $9 million and $17 million, respectively, of net excess tax benefits as discrete items, which are included in income taxes in our condensed consolidated statements of operations. These net excess tax benefits recognized during the three and six months ended July 1, 2017, resulted in favorable impacts to diluted earnings per share of $0.03 and $0.05, respectively.

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

•
We utilize the treasury stock method for calculating diluted earnings per share. Prior to the adoption of ASU 2016-09, this method assumed that any net excess tax benefits generated from the hypothetical exercise of dilutive options were used to repurchase outstanding shares. Assumed share repurchases for net excess tax benefits included in our calculation of diluted earnings per share for both the three and six months ended July 2, 2016 were 2.1 million shares.

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

The FASB has issued the following amendments to ASU 2014-09 from August 2015 through June 2017:

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

•
We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of ASU 2014-09, as amended, are sales commissions paid to associates. Under current U.S. GAAP, we recognize sales commissions as earned, and record such amounts as a component of total costs and expenses in our consolidated statements of operations. We recognized sales commission expense of $44 million, $45 million and $35 million in the 2016, 2015, and 2014 annual periods, respectively. Under the new guidance, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations.

Our analysis and evaluation of the new standard will continue through the effective date in the first quarter of 2018. A significant amount of work remains due to the complexity of revenue recognition within our industry, the increased number of judgments and estimates required by this new guidance, and the volume of our contract portfolio which must be examined. We must quantify all impacts of this new guidance, including the topics discussed above, which may be material to our consolidated financial statements and related disclosures. We must also implement any necessary changes/modifications to processes, accounting systems, and internal controls.

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

Callable Debt Securities. In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance will impact how premiums are amortized on our available-for-sale investments. ASU 2017-08 is effective for the Company in the first quarter of 2019, with early adoption permitted. The standard requires the use of the modified retrospective (cumulative effect) transition approach. We are currently evaluating the effect that ASU 2017-08 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at July 1, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$58,559	$—	$—
Time deposits	Cash equivalents	—	17,383	—
Commercial paper	Cash equivalents	—	96,200	—
Government and corporate bonds	Cash equivalents	—	8,000	—
Time deposits	Short-term investments	—	20,863	—
Commercial paper	Short-term investments	—	35,889	—
Government and corporate bonds	Short-term investments	—	119,811	—
Government and corporate bonds	Long-term investments	—	99,155	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 31, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$23,110	$—	$—
Time deposits	Cash equivalents	—	11,477	—
Time deposits	Short-term investments	—	40,639	—
Commercial paper	Short-term investments	—	22,301	—
Government and corporate bonds	Short-term investments	—	122,648	—
Government and corporate bonds	Long-term investments	—	95,368	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at July 1, 2017 and December 31, 2016 was approximately $533 million and $515 million, respectively. The carrying amount of such debt at both July 1, 2017 and December 31, 2016 was $500 million.

(3) Available-for-sale Investments

Available-for-sale investments at July 1, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$58,559	$—	$—	$58,559
Time deposits	17,383	—	—	17,383
Commercial paper	96,200	—	—	96,200
Government and corporate bonds	8,000	—	—	8,000
Total cash equivalents	180,142	—	—	180,142

Short-term investments:
Time deposits	20,863	—	—	20,863
Commercial paper	35,925	—	(36)	35,889
Government and corporate bonds	119,962	3	(154)	119,811
Total short-term investments	176,750	3	(190)	176,563

Long-term investments:
Government and corporate bonds	99,420	1	(266)	99,155

Total available-for-sale investments	$456,312	$4	$(456)	$455,860

Available-for-sale investments at December 31, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$23,110	$—	$—	$23,110
Time deposits	11,477	—	—	11,477
Total cash equivalents	34,587	—	—	34,587

Short-term investments:
Time deposits	40,639	—	—	40,639
Commercial paper	22,325	—	(24)	22,301
Government and corporate bonds	122,729	3	(84)	122,648
Total short-term investments	185,693	3	(108)	185,588

Long-term investments:
Government and corporate bonds	95,806	—	(438)	95,368

Total available-for-sale investments	$316,086	$3	$(546)	$315,543

We sold available-for-sale investments for proceeds of $20 million and $88 million during the six months ended July 1, 2017 and July 2, 2016, respectively, resulting in insignificant gains in each period.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	July 1, 2017	December 31, 2016

Gross accounts receivable	$1,073,910	$958,843
Less: Allowance for doubtful accounts	54,942	43,028

Accounts receivable, net of allowance	1,018,968	915,815

Current portion of lease receivables	18,012	29,128

Total receivables, net	$1,036,980	$944,943

During the second quarter of 2008, Fujitsu Services Limited’s ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated by the NHS. This had the effect of automatically terminating our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of July 1, 2017, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at July 1, 2017 and December 31, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first six months of 2017 and 2016, we received total client cash collections of $2.6 billion and $2.5 billion, respectively.

(5) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 28.7% and 31.3% for the first six months of 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as a discrete item within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

(6) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$179,683	331,056	$0.54	$166,454	337,759	$0.49
Effect of dilutive securities:
Stock options and non-vested shares	—	6,842		—	6,267
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$179,683	337,898	$0.53	$166,454	344,026	$0.48

For the three months ended July 1, 2017 and July 2, 2016, options to purchase 11.0 million and 9.5 million shares of common stock at per share prices ranging from $50.04 to $73.40 and $44.05 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$352,896	330,607	$1.07	$316,814	338,657	$0.94
Effect of dilutive securities:
Stock options and non-vested shares	—	6,509		—	6,327
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$352,896	337,116	$1.05	$316,814	344,984	$0.92

For the six months ended July 1, 2017 and July 2, 2016, options to purchase 11.7 million and 8.4 million shares of common stock at per share prices ranging from $47.38 to $73.40 and $44.05 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(7) Share-Based Compensation and Equity

Stock Options

Stock option activity for the six months ended July 1, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	23,601	$40.33
Granted	4,139	63.24
Exercised	(1,937)	22.40
Forfeited and expired	(298)	56.32
Outstanding as of July 1, 2017	25,505	45.22	$547,049	6.42

Exercisable as of July 1, 2017	13,509	$32.80	$456,920	4.46

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended July 1, 2017 were as follows:

Expected volatility (%)	26.7%
Expected term (yrs)	7
Risk-free rate (%)	2.1%
Fair value per option	$20.47
As of July 1, 2017, there was $188 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.60 years.
Non-vested Shares and Share Units

Non-vested share and share unit activity for the six months ended July 1, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	354	$61.12
Granted	205	64.22
Vested	(157)	57.75
Forfeited	(4)	54.92

Outstanding as of July 1, 2017	398	$64.11
As of July 1, 2017, there was $16 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.20 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2017	2016	2017	2016

Stock option and non-vested share and share unit compensation expense	$21,859	$20,143	$39,359	$37,954
Associate stock purchase plan expense	1,495	1,463	2,970	3,219
Amounts capitalized in software development costs, net of amortization	(200)	(190)	(320)	(391)

Amounts charged against earnings, before income tax benefit	$23,154	$21,416	$42,009	$40,782

Amount of related income tax benefit recognized in earnings	$6,647	$6,793	$12,063	$12,748

Treasury Stock

In May 2017, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase shares of our common stock up to $500 million, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of this program.

As of July 1, 2017, an aggregate of $600 million remained available for repurchase under our share repurchase programs.

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. In addition, we are a defendant in lawsuits filed in federal and state courts brought as putative class or collective actions on behalf of various groups of current and former associates in the U.S. alleging that we misclassified associates as exempt from overtime pay under the Fair Labor Standards Act and state wage and hour laws. These proceedings are at various procedural stages and seek unspecified monetary damages, injunctive relief, costs and attorneys’ fees. Given the substantial uncertainties, such as the impact of discovery and the extent to which significant factual issues are resolved, the disposition of pre-trial motions, the extent of potential damages that are often unspecified or indeterminate, and the status of settlement discussions (if any), we cannot predict with any reasonable certainty the timing or outcome of such contingencies. At this time, we do not believe any material losses under these claims to be probable or estimable.

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

(9) Segment Reporting

We have two operating segments, Domestic and Global. Revenues are derived primarily from the sale of clinical, financial and administrative information systems and solutions. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Interim Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three and six months ended July 1, 2017 and July 2, 2016:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,155,654	$136,340	$—	$1,291,994

Cost of revenues	197,336	25,727	—	223,063
Operating expenses	488,955	65,581	265,007	819,543
Total costs and expenses	686,291	91,308	265,007	1,042,606

Operating earnings (loss)	$469,363	$45,032	$(265,007)	$249,388

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,072,564	$143,398	$—	$1,215,962

Cost of revenues	177,510	28,046	—	205,556
Operating expenses	432,468	64,523	272,103	769,094
Total costs and expenses	609,978	92,569	272,103	974,650

Operating earnings (loss)	$462,586	$50,829	$(272,103)	$241,312

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2017
Revenues	$2,287,458	$265,022	$—	$2,552,480

Cost of revenues	373,697	48,359	—	422,056
Operating expenses	972,335	129,104	535,471	1,636,910
Total costs and expenses	1,346,032	177,463	535,471	2,058,966

Operating earnings (loss)	$941,426	$87,559	$(535,471)	$493,514

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2016
Revenues	$2,077,529	$276,568	$—	$2,354,097

Cost of revenues	326,779	54,370	—	381,149
Operating expenses	858,027	123,394	534,767	1,516,188
Total costs and expenses	1,184,806	177,764	534,767	1,897,337

Operating earnings (loss)	$892,723	$98,804	$(534,767)	$456,760

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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2017 and 2016 second quarters ended on July 1, 2017 and July 2, 2016, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software, solutions or services; material adverse resolution of legal proceedings; risks associated with our global operations; risks associated with fluctuations in foreign currency exchange rates; the potential for tax legislation initiatives that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom’s vote to leave the European Union (commonly referred to as Brexit) on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel, failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise, and uncertainties as to how quickly we are able to finalize our CEO succession plans; risks related to our dependence on strategic partners and third party suppliers; difficulties and operational and financial risks associated with successfully completing the integration of the Cerner Health Services (formerly Siemens Health Services) business into our business or the failure to realize the synergies and other benefits expected from the acquisition; risks inherent with business acquisitions and combinations and the integration thereof; the potential for losses resulting from asset impairment charges; risks associated with volatility and disruption resulting from global economic or market conditions; managing growth in the new markets in which we offer solutions, health care devices or services; risks inherent in contracting with government clients; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; government regulation; significant competition and our ability to quickly respond to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion; long sales cycles for our solutions and services; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development ("R&D") to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% or more. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 25,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current supplier. We may also supplement organic growth with acquisitions or strategic investments.

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

Results Overview
The Company delivered good levels of bookings, revenues, earnings, and operating cash flow in the second quarter of 2017.

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.64 billion in the second quarter of 2017, which is an increase of 16% compared to $1.40 billion in the second quarter of 2016.

Revenues for the second quarter of 2017 increased 6% to $1.3 billion, compared to $1.2 billion in the second quarter of 2016. The year-over-year increase in revenue reflects ongoing demand for Cerner's core solutions and services driven by our clients' needs to keep up with regulatory requirements and deliver safer and more efficient care; contributions from Cerner ITWorksSM and revenue cycle solutions and services; and attaining new clients.

Net earnings for the second quarter of 2017 increased 8% to $180 million, compared to $166 million in the second quarter of 2016. Diluted earnings per share increased 10% to $0.53, compared to $0.48 in the second quarter of 2016. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues.

We had cash collections of receivables of $1.3 billion in both the second quarter of 2017 and 2016. Days sales outstanding was 73 days for the second quarter of 2017 compared to 71 days for the first quarter of 2017 and 74 days for the second quarter of 2016. Operating cash flows for the second quarter of 2017 were $292 million compared to $260 million in the second quarter of 2016.

Results of Operations
Three Months Ended July 1, 2017 Compared to Three Months Ended July 2, 2016
The following table presents a summary of the operating information for the second quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change
Revenues
System sales	$347,808	27%	$333,104	27%	4%
Support and maintenance	259,574	20%	256,829	21%	1%
Services	657,842	51%	603,922	50%	9%
Reimbursed travel	26,770	2%	22,107	2%	21%

Total revenues	1,291,994	100%	1,215,962	100%	6%

Costs of revenue
Costs of revenue	223,063	17%	205,556	17%	9%

Total margin	1,068,931	83%	1,010,406	83%	6%

Operating expenses
Sales and client service	563,387	44%	520,265	43%	8%
Software development	142,835	11%	135,164	11%	6%
General and administrative	90,633	7%	90,027	7%	1%
Amortization of acquisition-related intangibles	22,688	2%	23,638	2%	(4)%

Total operating expenses	819,543	63%	769,094	63%	7%

Total costs and expenses	1,042,606	81%	974,650	80%	7%

Operating earnings	249,388	19%	241,312	20%	3%

Other income, net	2,661		2,470
Income taxes	(72,366)		(77,328)

Net earnings	$179,683		$166,454		8%
Revenues & Backlog
Revenues increased 6% to $1.3 billion in the second quarter of 2017, as compared to $1.2 billion in the same period of 2016.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 4% to $348 million in the second quarter of 2017, from $333 million in the same period of 2016. The increase in system sales was primarily driven by $10 million increases in both licensed software and subscriptions.

•
Support and maintenance revenues increased 1% to $260 million in the second quarter of 2017, from $257 million in the same period of 2016. This increase was primarily attributable to continued success selling Cerner Millennium® applications and implementing them at client sites.

•
Services revenue, which includes professional services (excluding installation) and managed services, increased 9% to $658 million in the second quarter of 2017, from $604 million in the same period of 2016. This increase was driven by a $41 million increase in professional services due to growth in implementation and consulting activities and growth in managed services of $13 million as a result of continued demand for our hosting services.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 11% to $16.6 billion in the second quarter of 2017 compared to $15.0 billion in the same period of 2016. This increase was driven by solid levels of new business bookings during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms.

Costs of Revenue
Costs of revenue as a percent of total revenues were 17% in the second quarter of both 2017 and 2016.
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
Operating Expenses
Total operating expenses increased 7% to $820 million in the second quarter of 2017, as compared to $769 million in the same period of 2016.

•
Sales and client service expenses as a percent of total revenues were 44% in the second quarter of 2017, compared to 43% in the same period of 2016. These expenses increased 8% to $563 million in the second quarter of 2017, from $520 million in the same period of 2016. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses reflects hiring of services personnel to support the strong growth in services revenue.

•
Software development expenses as a percent of total revenues were 11% in the second quarter of both 2017 and 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2017 and 2016 is as follows:

	Three Months Ended
(In thousands)	2017	2016

Software development costs	$173,282	$180,736
Capitalized software costs	(71,087)	(79,085)
Capitalized costs related to share-based payments	(787)	(750)
Amortization of capitalized software costs	41,427	34,263

Total software development expense	$142,835	$135,164

•
General and administrative expenses as a percent of total revenues were 7% in the second quarter of both 2017 and 2016. These expenses remained relatively flat at $91 million in the second quarter of 2017, and $90 million in the same period of 2016. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments.

•
Amortization of acquisition-related intangibles as a percent of total revenues were 2% in the second quarter of both 2017 and 2016. These expenses remained relatively flat at $23 million in the second quarter of 2017, and $24 million in the same period of 2016. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•	Other income, net was $3 million in the second quarter of 2017, and $2 million in the same period of 2016.

•
Our effective tax rate was 28.7% for the second quarter of 2017 and 31.7% in the same period of 2016. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as discrete items within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) of the notes to condensed consolidated financial statements for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

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

The following table presents a summary of our operating segment information for the second quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Domestic Segment
Revenues	$1,155,654	100%	$1,072,564	100%	8%

Costs of revenue	197,336	17%	177,510	17%	11%
Operating expenses	488,955	42%	432,468	40%	13%
Total costs and expenses	686,291	59%	609,978	57%	13%

Domestic operating earnings	469,363	41%	462,586	43%	1%

Global Segment
Revenues	136,340	100%	143,398	100%	(5)%

Costs of revenue	25,727	19%	28,046	20%	(8)%
Operating expenses	65,581	48%	64,523	45%	2%
Total costs and expenses	91,308	67%	92,569	65%	(1)%

Global operating earnings	45,032	33%	50,829	35%	(11)%

Other, net	(265,007)		(272,103)		(3)%

Consolidated operating earnings	$249,388		$241,312		3%
Domestic Segment

•	Revenues increased 8% to $1.2 billion in the second quarter of 2017, from $1.1 billion in the same period of 2016. This increase was primarily driven by growth in services revenue.

•	Costs of revenue as a percent of revenues were 17% in the second quarter of both 2017 and 2016.

•
Operating expenses as a percent of revenues were 42% in the second quarter of 2017, compared to 40% in the same period of 2016. The increase as a percent of revenues reflects a higher mix of services during the second quarter of 2017 that was driven by services revenue growth.

Global Segment

•	Revenues decreased 5% to $136 million in the second quarter of 2017, from $143 million in the same period of 2016. This decrease was primarily driven by a decline in software revenue.

•
Costs of revenue as a percent of revenues were 19% in the second quarter of 2017, compared to 20% in the same period of 2016. The lower costs of revenue as a percent of revenues were primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 48% in the second quarter of 2017, compared to 45% in the same period of 2016. The increase as a percent of revenues is primarily due to a higher amount of internal resources utilized for support and services.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses decreased 3% to $265 million in the second quarter of 2017, from $272 million in the same period of 2016. This decrease is primarily due to reduced personnel expense as a part of our efforts to control such costs.

Six Months Ended July 1, 2017 Compared to Six Months Ended July 2, 2016
The following table presents a summary of our operating information for the first six months of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change
Revenues
System sales	$667,664	26%	$612,458	26%	9%
Support and maintenance	521,678	20%	507,740	22%	3%
Services	1,313,976	51%	1,192,649	51%	10%
Reimbursed travel	49,162	2%	41,250	2%	19%

Total revenues	2,552,480	100%	2,354,097	100%	8%

Costs of revenue
Costs of revenue	422,056	17%	381,149	16%	11%

Total margin	2,130,424	83%	1,972,948	84%	8%

Operating expenses
Sales and client service	1,123,587	44%	1,022,092	43%	10%
Software development	288,736	11%	268,696	11%	7%
General and administrative	179,025	7%	180,161	8%	(1)%
Amortization of acquisition-related intangibles	45,562	2%	45,239	2%	1%

Total operating expenses	1,636,910	64%	1,516,188	64%	8%

Total costs and expenses	2,058,966	81%	1,897,337	81%	9%

Operating earnings	493,514	19%	456,760	19%	8%

Other income, net	1,545		4,151
Income taxes	(142,163)		(144,097)

Net earnings	$352,896		$316,814		11%
Revenues
Revenues increased 8% to $2.6 billion in the first six months of 2017, as compared to $2.4 billion in the same period of 2016.

•
System sales increased 9% to $668 million in the first six months of 2017, from $612 million in the same period of 2016. The increase in system sales was primarily driven by increases in licensed software and subscriptions of $36 million and $16 million, respectively.

•
Support and maintenance revenues increased 3% to $522 million in the first six months of 2017, from $508 million in the same period of 2016. This increase was primarily attributable to continued success selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue increased 10% to $1.3 billion in the first six months of 2017, from $1.2 billion in the same period of 2016. This increase was driven by an $82 million increase in professional services due to growth in implementation and consulting activities, and growth in managed services of $39 million as a result of continued demand for our hosting services.

Costs of Revenue
Costs of revenue as a percent of total revenues were 17% in the first six months of 2017, compared to 16% in the same period of 2016. The higher costs of revenue as a percent of total revenues was primarily driven by a marginally higher mix of technology resale, which carries a higher cost of revenue.

Operating Expenses
Total operating expenses increased 8% to $1.6 billion in the first six months of 2017, as compared to $1.5 billion in the same period of 2016.

•
Sales and client service expenses as a percent of total revenues were 44% in the first six months of 2017, compared to 43% in the same period of 2016. These expenses increased 10% to $1.1 billion in the first six months of 2017, from $1.0 billion in the same period of 2016. The growth in sales and client service expenses reflects hiring of services personnel to support the strong growth in services revenue.

•
Software development expenses as a percent of total revenues were 11% in the first six months of both 2017 and 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2017 and 2016 is as follows:

	Six Months Ended
(In thousands)	2017	2016

Software development costs	$349,714	$356,994
Capitalized software costs	(141,506)	(153,697)
Capitalized costs related to share-based payments	(1,460)	(1,478)
Amortization of capitalized software costs	81,988	66,877

Total software development expense	$288,736	$268,696

•
General and administrative expenses as a percent of total revenues were 7% in the first six months of 2017, compared to 8% in the same period of 2016. These expenses remained relatively flat at $179 million in the first six months of 2017, and $180 million in the same period of 2016.

•
Amortization of acquisition-related intangibles as a percent of total revenues were 2% in the first six months of both 2017 and 2016. These expenses remained relatively flat at $46 million in the first six months of 2017, and $45 million in the same period of 2016.

Non-Operating Items

•
Other income, net was $2 million in the first six months of 2017, and $4 million in the same period of 2016. The decrease was primarily attributable to an impairment loss recognized on one of our investments accounted for under the cost method.

•
Our effective tax rate was 28.7% for the first six months of 2017 and 31.3% in the same period of 2016. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as discrete items within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) of the notes to condensed consolidated financial statements for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of our operating segment information for the first six months of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Domestic Segment
Revenues	$2,287,458	100%	$2,077,529	100%	10%

Costs of revenue	373,697	16%	326,779	16%	14%
Operating expenses	972,335	43%	858,027	41%	13%
Total costs and expenses	1,346,032	59%	1,184,806	57%	14%

Domestic operating earnings	941,426	41%	892,723	43%	5%

Global Segment
Revenues	265,022	100%	276,568	100%	(4)%

Costs of revenue	48,359	18%	54,370	20%	(11)%
Operating expenses	129,104	49%	123,394	45%	5%
Total costs and expenses	177,463	67%	177,764	64%	—%

Global operating earnings	87,559	33%	98,804	36%	(11)%

Other, net	(535,471)		(534,767)		—%

Consolidated operating earnings	$493,514		$456,760		8%
Domestic Segment

•	Revenues increased 10% to $2.3 billion in the first six months of 2017, from $2.1 billion in the same period of 2016. This increase was primarily driven by growth in services revenue.

•	Costs of revenue as a percent of revenues were 16% in the first six months of both 2017 and 2016.

•
Operating expenses as a percent of revenues were 43% in the first six months of 2017, compared to 41% in the same period of 2016. The increase as a percent of revenues reflects a higher mix of services in 2017 that was driven by services revenue growth.

Global Segment

•	Revenues decreased 4% to $265 million in the first six months of 2017, from $277 million in the same period of 2016. This decrease was primarily driven by a decline in software revenue.

•
Costs of revenue as a percent of revenues were 18% in the first six months of 2017, compared to 20% in the same period of 2016. The lower costs of revenue as a percent of revenues were primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 49% in the first six months of 2017, compared to 45% in the same period in 2016. The increase as a percent of revenues is primarily due to a higher amount of internal resources utilized for support and services.

Other, net
These expenses remained flat at $535 million in the first six months of both 2017 and 2016.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At July 1, 2017, we had cash and cash equivalents of $460 million and short-term investments of $177 million, as compared to cash and cash equivalents of $171 million and short-term investments of $186 million at December 31, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 23% of our aggregate cash, cash equivalents, and short-term investments at July 1, 2017. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of July 1, 2017, we had no outstanding borrowings under this facility; however, we had $41 million of outstanding letters of credit, which reduced our available borrowing capacity to $59 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first six months of 2017 and 2016:

	Six Months Ended
(In thousands)	2017	2016

Cash flows from operating activities	$595,828	$596,634
Cash flows from investing activities	(341,503)	(437,981)
Cash flows from financing activities	27,650	(180,376)
Effect of exchange rate changes on cash	7,594	(2,817)
Total change in cash and cash equivalents	289,569	(24,540)

Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$460,430	$377,582

Free cash flow (non-GAAP)	$263,490	$223,864

Refer to Note (1) of the notes to condensed consolidated financial statements for discussion regarding our adoption of ASU 2016-09 in the first quarter of 2017, which impacted the classification of certain items within our condensed consolidated statements of cash flows.

Cash from Operating Activities

	Six Months Ended
(In thousands)	2017	2016

Cash collections from clients	$2,644,616	$2,515,158
Cash paid to employees and suppliers and other	(1,940,617)	(1,804,383)
Cash paid for interest	(9,067)	(9,303)
Cash paid for taxes, net of refunds	(99,104)	(104,838)

Total cash from operations	$595,828	$596,634
Cash flow from operations remained relatively flat at $596 million in the first six months of 2017, and $597 million in the same period of 2016. During the first six months of 2017 and 2016, we received total client cash collections of $2.6 billion and $2.5 billion, respectively. Days sales outstanding was 73 days in the second quarter of 2017, compared to 71 days in the first quarter of 2017 and 74 days in the second quarter of 2016. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	Six Months Ended
(In thousands)	2017	2016

Capital purchases	$(189,372)	$(217,595)
Capitalized software development costs	(142,966)	(155,175)
Purchases of investments, net of sales and maturities	4,871	(57,850)
Purchases of other intangibles	(14,036)	(7,361)

Total cash flows from investing activities	$(341,503)	$(437,981)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first six months of 2017 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases in 2017 are expected to remain lower than 2016 levels, as we completed the first two phases of construction on our Innovations Campus (office space development located in Kansas City, Missouri) in January 2017.

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

Cash from Financing Activities

	Six Months Ended
(In thousands)	2017	2016

Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	$30,321	$21,773
Treasury stock purchases	—	(200,075)
Contingent consideration payments for acquisition of businesses	(2,671)	(2,074)

Total cash flows from financing activities	$27,650	$(180,376)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2017 based on the number of exercisable options as of July 1, 2017 and our current stock price.

During the first six months of 2016, we repurchased 3.7 million shares of our common stock under our share repurchase programs for total consideration of $200 million. As of July 1, 2017, $100 million remains available for repurchase under the program authorized by our Board of Directors in November 2016, and an additional $500 million remains available for repurchase under the program authorized in May 2017. We may continue to repurchase shares under these programs in 2017, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Six Months Ended
(In thousands)	2017	2016	2017	2016

Cash flows from operating activities (GAAP)	$292,243	$260,429	$595,828	$596,634
Capital purchases	(101,307)	(118,244)	(189,372)	(217,595)
Capitalized software development costs	(71,874)	(79,835)	(142,966)	(155,175)

Free cash flow (non-GAAP)	$119,062	$62,350	$263,490	$223,864

Free cash flow increased $40 million in the first six months of 2017 compared to the same period in 2016. This increase is primarily due to reduced capital purchases as discussed above. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

The Company's Interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended July 1, 2017, we initiated a plan that calls for modifications and enhancements to the Company’s internal controls over financial reporting in relation to our upcoming adoption of the new revenue recognition standard effective in the first quarter of 2018. Such plan resulted in changes to certain process and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•Monitoring of the adoption process

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard’s effective date

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2017.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 2, 2017 - April 29, 2017	4,079	$65.27	—	$100,000,000
April 30, 2017 - May 27, 2017	2,484	64.39	—	600,000,000
May 28, 2017 - July 1, 2017	33,451	66.70	—	600,000,000

Total	40,014	$66.41	—

(a)
All of the 40,014 shares of common stock, par value $0.01 per share, presented in the table above were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on November 14, 2016, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of July 1, 2017, $100 million remained available for repurchase under this plan. No time limit has been set for completion of this program.

As announced on May 25, 2017, our Board of Directors authorized a separate share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of July 1, 2017, $500 million remained available for repurchase under this plan. No time limit has been set for completion of this program.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Clifford W. Illig pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Clifford W. Illig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: July 28, 2017	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)