Form 10-Q
period 2017-09-30
CERNER CORP /MO/
filed 2017-10-27
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2017
Common Stock, $0.01 par value per share	332,414,896 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 (unaudited) and December 31, 2016

(In thousands, except share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$573,054	$170,861
Short-term investments	278,996	185,588
Receivables, net	1,020,707	944,943
Inventory	15,687	14,740
Prepaid expenses and other	343,060	303,229
Total current assets	2,231,504	1,619,361

Property and equipment, net	1,587,035	1,552,524
Software development costs, net	802,874	719,209
Goodwill	851,961	844,200
Intangible assets, net	501,299	566,047
Long-term investments	112,401	109,374
Other assets	145,182	219,248

Total assets	$6,232,256	$5,629,963

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$204,323	$238,134
Current installments of long-term debt and capital lease obligations	13,988	26,197
Deferred revenue	327,622	311,839
Accrued payroll and tax withholdings	202,640	211,554
Other accrued expenses	58,292	57,677
Total current liabilities	806,865	845,401

Long-term debt and capital lease obligations	521,016	537,552
Deferred income taxes and other liabilities	327,340	306,263
Deferred revenue	13,032	12,800
Total liabilities	1,668,253	1,702,016

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 356,765,307 shares issued at September 30, 2017 and 353,731,237 shares issued at December 31, 2016	3,568	3,537
Additional paid-in capital	1,345,022	1,230,913
Retained earnings	4,602,208	4,094,327
Treasury stock, 24,452,763 shares at September 30, 2017 and 24,089,737 shares at December 31, 2016	(1,314,054)	(1,290,665)
Accumulated other comprehensive loss, net	(72,741)	(110,165)
Total shareholders’ equity	4,564,003	3,927,947

Total liabilities and shareholders’ equity	$6,232,256	$5,629,963

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2017 and October 1, 2016
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2017	2016	2017	2016

Revenues:
System sales	$324,021	$301,252	$991,685	$913,710
Support, maintenance and services	927,829	861,085	2,763,483	2,561,474
Reimbursed travel	24,157	22,220	73,319	63,470

Total revenues	1,276,007	1,184,557	3,828,487	3,538,654
Costs and expenses:
Cost of system sales	105,200	93,275	322,884	296,336
Cost of support, maintenance and services	73,547	67,475	228,757	204,313
Cost of reimbursed travel	24,157	22,220	73,319	63,470
Sales and client service	564,621	512,671	1,688,208	1,534,763
Software development (Includes amortization of $44,358 and $126,346 for the three and nine months ended September 30, 2017, respectively; and $35,552 and $102,429 for the three and nine months ended October 1, 2016, respectively)	153,834	136,755	442,570	405,451
General and administrative	84,178	87,071	263,203	267,232
Amortization of acquisition-related intangibles	22,564	22,865	68,126	68,104

Total costs and expenses	1,028,101	942,332	3,087,067	2,839,669

Operating earnings	247,906	242,225	741,420	698,985

Other income (expense), net	2,509	(417)	4,054	3,734

Earnings before income taxes	250,415	241,808	745,474	702,719
Income taxes	(72,991)	(71,829)	(215,154)	(215,926)

Net earnings	$177,424	$169,979	$530,320	$486,793

Basic earnings per share	$0.53	$0.50	$1.60	$1.44
Diluted earnings per share	$0.52	$0.49	$1.57	$1.41
Basic weighted average shares outstanding	331,993	338,684	331,319	338,675
Diluted weighted average shares outstanding	338,780	344,817	337,946	344,917
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2017 and October 1, 2016
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2017	2016	2017	2016

Net earnings	$177,424	$169,979	$530,320	$486,793
Foreign currency translation adjustment and other (net of taxes (benefit) of $(100) and $991 for the three and nine months ended September 30, 2017; and $1,282 and $3,437 for the three and nine months ended October 1, 2016)	10,806	(2,085)	37,369	(8,557)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(1) and $34 for the three and nine months ended September 30, 2017; and $(188) and $101 for the three and nine months ended October 1, 2016)	(2)	(308)	55	164

Comprehensive income	$188,228	$167,586	$567,744	$478,400

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2017 and October 1, 2016
(unaudited)

	Nine Months Ended
(In thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$530,320	$486,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	425,241	371,385
Share-based compensation expense	59,217	56,896
Provision for deferred income taxes	36,667	(25,922)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(19,080)	43,699
Inventory	(909)	(5,590)
Prepaid expenses and other	(11,908)	(33,801)
Accounts payable	(12,651)	(19,566)
Accrued income taxes	1,984	53,393
Deferred revenue	12,749	(1,780)
Other accrued liabilities	(62,865)	(17,809)

Net cash provided by operating activities	958,765	907,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(262,372)	(327,861)
Capitalized software development costs	(210,033)	(228,803)
Purchases of investments	(337,010)	(387,809)
Sales and maturities of investments	237,912	262,100
Purchase of other intangibles	(22,186)	(13,222)

Net cash used in investing activities	(593,689)	(695,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	61,688	60,486
Payments to taxing authorities in connection with shares directly withheld from associates	(7,989)	(38,122)
Treasury stock purchases	(23,389)	(200,075)
Contingent consideration payments for acquisition of businesses	(2,671)	(2,074)

Net cash provided by (used in) financing activities	27,639	(179,785)

Effect of exchange rate changes on cash and cash equivalents	9,478	(2,943)

Net increase in cash and cash equivalents	402,193	29,375
Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$573,054	$431,497

Summary of acquisition transactions:
Fair value of tangible assets acquired	$—	$(10,200)
Fair value of intangible assets acquired	—	(25,000)
Fair value of goodwill	—	46,940
Less: Fair value of liabilities assumed	—	(11,740)

Net cash used	$—	$—
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

Fiscal Period End

Our third fiscal quarter ends on the Saturday closest to September 30. The 2017 and 2016 third quarters ended on September 30, 2017 and October 1, 2016, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Accounting Pronouncements Adopted in 2017

Share-Based Compensation. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. ASU 2016-09 was effective for the Company in the first quarter of 2017. This new guidance impacts our condensed consolidated financial statements as follows:

•
Prior to the adoption of ASU 2016-09, when associates exercised stock options, or upon the vesting of restricted stock awards, we recognized any related excess tax benefits or deficiencies (the difference between the deduction for tax purposes and the cumulative compensation cost recognized in the consolidated financial statements) in additional paid-in capital ("APIC"). During the three and nine months ended October 1, 2016, we recognized net excess tax benefits in APIC of $37 million and $48 million, respectively.

Under the new guidance, all excess tax benefits and tax deficiencies are recognized as a component of income tax expense. They are not estimated when determining the annual estimated effective tax rate; instead, they are recorded as discrete items in the reporting period they occur. During the three and nine months ended September 30, 2017, we recognized $5 million and $22 million, respectively, of net excess tax benefits as discrete items, which are included in income taxes in our condensed consolidated statements of operations. These net excess tax benefits recognized during the three and nine months ended September 30, 2017, resulted in favorable impacts to diluted earnings per share of $0.01 and $0.06, respectively.

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

•
We utilize the treasury stock method for calculating diluted earnings per share. Prior to the adoption of ASU 2016-09, this method assumed that any net excess tax benefits generated from the hypothetical exercise of dilutive options were used to repurchase outstanding shares. Assumed share repurchases for net excess tax benefits included in our calculation of diluted earnings per share for the three and nine months ended October 1, 2016 were 2.1 million shares and 2.0 million shares respectively.

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

The FASB has issued the following amendments to ASU 2014-09 from August 2015 through September 2017:

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

•
ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments

Such amendments provide supplemental and clarifying guidance, as well as amend the effective date of the new standard.
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
In 2015, we formed a cross-functional implementation team and began our analysis of this new guidance. Such analysis includes assessment of the impact of the new guidance on our consolidated financial statements and related disclosures, as well as related impacts on processes, accounting systems, and internal controls. Based on our analysis to-date, we have reached the following tentative conclusions regarding this new guidance and how we expect it to impact our consolidated financial statements and related disclosures:

•	We will adopt this new guidance effective with our first quarter of 2018.

•
We will use the cumulative effect transition method. Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted.

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

•
For certain of our arrangements, revenue for software, implementation services and, in certain cases, support services for which vendor specific objective evidence (VSOE) of fair value cannot be established are accounted for as a single unit of accounting. If VSOE of fair value cannot be established for both the implementation services and the support services, the entire arrangement fee is recognized ratably ("over time") over the period during which the implementation services are expected to be performed or the support period, whichever is longer, beginning with delivery of the software, provided that all other revenue recognition criteria are met. Upon adoption of the new guidance, the concept of VSOE of fair value is eliminated. Consideration for an arrangement is allocated to performance obligations based on stand-alone selling price or an estimate of stand-alone selling price. With this change, we expect to be able to allocate consideration to the various elements within arrangements currently accounted for as a single unit of accounting. Such revenue will then be recognized as each performance obligation is delivered (i.e. "point in time" for software) or as provided to the customer (i.e. "over time" for implementation services and support services). At the date of adoption of this new guidance, we expect to record a cumulative adjustment to our consolidated balance sheet, including an adjustment to retained earnings, to adjust for the impact of certain software, implementation services, and support services delivered in prior periods, as calculated under the new guidance.

•
We have determined the only significant incremental costs incurred to obtain contracts with customers within the scope of ASU 2014-09, as amended, are sales commissions paid to associates. Under current U.S. GAAP, we recognize sales commissions as earned, and record such amounts as a component of total costs and expenses in our consolidated statements of operations. We recognized sales commission expense of $44 million, $45 million and $35 million in the 2016, 2015, and 2014 annual periods, respectively. Under the new guidance, we expect to record sales commissions as an asset, and amortize to expense over the related contract performance period. At the date of adoption of this new guidance, we expect to record an asset in our consolidated balance sheets for the amount of unamortized sales commissions for prior periods, as calculated under the new guidance. Such amount will subsequently be amortized to expense over the remaining performance periods of the related contracts with remaining performance obligations. We currently estimate the amount of this asset to approximate $80 million. Such estimate is preliminary and subject to change as we finalize our implementation process.

•
In connection with the expected cumulative adjustments described above, we also expect to record a cumulative adjustment to our consolidated balance sheet, including an adjustment to retained earnings, for the related impact on deferred income taxes from such adjustments.

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

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Such guidance will impact how we account for our investments reported under the cost method of accounting as follows:

•
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) will be required to be measured at fair value with changes in fair value recognized in net earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
The impairment assessment of equity investments without readily determinable fair values will require a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

ASU 2016-01 is effective for the Company in the first quarter of 2018, with early adoption permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements and related disclosures, and we have determined that we will not early adopt.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at September 30, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$319,668	$—	$—
Time deposits	Cash equivalents	—	51,426	—
Commercial paper	Cash equivalents	—	23,550	—
Government and corporate bonds	Cash equivalents	—	500	—
Time deposits	Short-term investments	—	32,808	—
Commercial paper	Short-term investments	—	87,874	—
Government and corporate bonds	Short-term investments	—	158,314	—
Government and corporate bonds	Long-term investments	—	99,032	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 31, 2016:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$23,110	$—	$—
Time deposits	Cash equivalents	—	11,477	—
Time deposits	Short-term investments	—	40,639	—
Commercial paper	Short-term investments	—	22,301	—
Government and corporate bonds	Short-term investments	—	122,648	—
Government and corporate bonds	Long-term investments	—	95,368	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at September 30, 2017 and December 31, 2016 was approximately $517 million and $515 million, respectively. The carrying amount of such debt at both September 30, 2017 and December 31, 2016 was $500 million.

(3) Available-for-sale Investments

Available-for-sale investments at September 30, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$319,668	$—	$—	$319,668
Time deposits	51,426	—	—	51,426
Commercial paper	23,550	—	—	23,550
Government and corporate bonds	500	—	—	500
Total cash equivalents	395,144	—	—	395,144

Short-term investments:
Time deposits	32,808	—	—	32,808
Commercial paper	87,916	2	(44)	87,874
Government and corporate bonds	158,532	2	(220)	158,314
Total short-term investments	279,256	4	(264)	278,996

Long-term investments:
Government and corporate bonds	99,226	—	(194)	99,032

Total available-for-sale investments	$773,626	$4	$(458)	$773,172

Available-for-sale investments at December 31, 2016 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$23,110	$—	$—	$23,110
Time deposits	11,477	—	—	11,477
Total cash equivalents	34,587	—	—	34,587

Short-term investments:
Time deposits	40,639	—	—	40,639
Commercial paper	22,325	—	(24)	22,301
Government and corporate bonds	122,729	3	(84)	122,648
Total short-term investments	185,693	3	(108)	185,588

Long-term investments:
Government and corporate bonds	95,806	—	(438)	95,368

Total available-for-sale investments	$316,086	$3	$(546)	$315,543

We sold available-for-sale investments for proceeds of $29 million and $92 million during the nine months ended September 30, 2017 and October 1, 2016, respectively, resulting in insignificant gains in each period.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	September 30, 2017	December 31, 2016

Gross accounts receivable	$1,065,903	$958,843
Less: Allowance for doubtful accounts	59,673	43,028

Accounts receivable, net of allowance	1,006,230	915,815

Current portion of lease receivables	14,477	29,128

Total receivables, net	$1,020,707	$944,943

During the second quarter of 2008, Fujitsu Services Limited’s ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This had the effect of our subcontract for the project being terminated. We continue to be in dispute with Fujitsu regarding Fujitsu’s obligation to pay the amounts comprised of accounts receivable and contracts receivable related to that subcontract, and we are working with Fujitsu to resolve these issues based on processes provided for in the contract. Part of that process requires final resolution of disputes between Fujitsu and the NHS regarding the contract termination. As of September 30, 2017, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these receivables have been classified as long-term and represent less than the majority of other long-term assets at September 30, 2017 and December 31, 2016. While the ultimate collectability of the receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change in the near term, considering that we do not have complete knowledge of the status of the proceedings between Fujitsu and NHS and their effect on our claim.

During the first nine months of 2017 and 2016, we received total client cash collections of $4.1 billion and $3.8 billion, respectively.

(5) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our effective tax rate was 28.9% and 30.7% for the first nine months of 2017 and 2016, respectively. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as a discrete item within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

(6) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$177,424	331,993	$0.53	$169,979	338,684	$0.50
Effect of dilutive securities:
Stock options and non-vested shares	—	6,787		—	6,133
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$177,424	338,780	$0.52	$169,979	344,817	$0.49

For the three months ended September 30, 2017 and October 1, 2016, options to purchase 11.0 million and 8.1 million shares of common stock at per share prices ranging from $50.04 to $73.40 and $47.84 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$530,320	331,319	$1.60	$486,793	338,675	$1.44
Effect of dilutive securities:
Stock options and non-vested shares	—	6,627		—	6,242
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$530,320	337,946	$1.57	$486,793	344,917	$1.41

For the nine months ended September 30, 2017 and October 1, 2016, options to purchase 10.4 million and 7.2 million shares of common stock at per share prices ranging from $47.38 to $73.40 and $47.38 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(7) Share-Based Compensation and Equity

Stock Options

Stock option activity for the nine months ended September 30, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	23,601	$40.33
Granted	4,194	63.25
Exercised	(2,685)	25.03
Forfeited and expired	(850)	57.35
Outstanding as of September 30, 2017	24,260	45.39	$629,257	5.99

Exercisable as of September 30, 2017	12,802	$32.88	$492,125	3.82

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended September 30, 2017 were as follows:

Expected volatility (%)	26.7%
Expected term (yrs)	7
Risk-free rate (%)	2.1%
Fair value per option	$20.47
As of September 30, 2017, there was $167 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.46 years.
Non-vested Shares and Share Units

Non-vested share and share unit activity for the nine months ended September 30, 2017 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	354	$61.12
Granted	586	66.86
Vested	(158)	57.79
Forfeited	(10)	57.02

Outstanding as of September 30, 2017	772	$66.21
As of September 30, 2017, there was $36 million of total unrecognized compensation cost related to non-vested share awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.65 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2017	2016	2017	2016

Stock option and non-vested share and share unit compensation expense	$19,858	$18,942	$59,217	$56,896
Associate stock purchase plan expense	1,546	1,503	4,516	4,722
Amounts capitalized in software development costs, net of amortization	(45)	(95)	(365)	(486)

Amounts charged against earnings, before income tax benefit	$21,359	$20,350	$63,368	$61,132

Amount of related income tax benefit recognized in earnings	$6,226	$6,045	$18,289	$18,793

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

During the nine months ended September 30, 2017, we repurchased 0.4 million shares for consideration of $23 million. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of September 30, 2017, an aggregate of $577 million remained available for repurchase under our share repurchase programs.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 30, 2017 and October 1, 2016:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,133,971	$142,036	$—	$1,276,007

Cost of revenues	176,198	26,706	—	202,904
Operating expenses	502,256	68,229	254,712	825,197
Total costs and expenses	678,454	94,935	254,712	1,028,101

Operating earnings (loss)	$455,517	$47,101	$(254,712)	$247,906

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2016
Revenues	$1,055,037	$129,520	$—	$1,184,557

Cost of revenues	161,625	21,345	—	182,970
Operating expenses	446,704	60,430	252,228	759,362
Total costs and expenses	608,329	81,775	252,228	942,332

Operating earnings (loss)	$446,708	$47,745	$(252,228)	$242,225

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2017
Revenues	$3,421,429	$407,058	$—	$3,828,487

Cost of revenues	549,895	75,065	—	624,960
Operating expenses	1,474,591	197,333	790,183	2,462,107
Total costs and expenses	2,024,486	272,398	790,183	3,087,067

Operating earnings (loss)	$1,396,943	$134,660	$(790,183)	$741,420

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2016
Revenues	$3,132,566	$406,088	$—	$3,538,654

Cost of revenues	488,404	75,715	—	564,119
Operating expenses	1,304,731	183,824	786,995	2,275,550
Total costs and expenses	1,793,135	259,539	786,995	2,839,669

Operating earnings (loss)	$1,339,431	$146,549	$(786,995)	$698,985

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2017 and 2016 third quarters ended on September 30, 2017 and October 1, 2016, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

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

Results Overview
The Company delivered lower than expected bookings and good levels of revenues, earnings, and operating cash flow in the third quarter of 2017.

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.11 billion in the third quarter of 2017, which is a decrease of 23% compared to $1.43 billion in the third quarter of 2016. The decline in bookings was primarily attributable to several large contracts not signing during the quarter as previously expected. These contracts were primarily related to our ITWorks business, which includes large long-term services contracts that have a significant impact on bookings, but do not have a material impact on current period revenue or earnings. The Company still expects to sign these contracts in future periods.

Revenues for the third quarter of 2017 increased 8% to $1.3 billion, compared to $1.2 billion in the third quarter of 2016. The year-over-year increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the third quarter of 2017 increased 4% to $177 million, compared to $170 million in the third quarter of 2016. Diluted earnings per share increased 6% to $0.52, compared to $0.49 in the third quarter of 2016. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues.

We had cash collections of receivables of $1.4 billion in the third quarter of 2017, compared to $1.3 billion in the third quarter of 2016. Days sales outstanding was 73 days for the third quarter of 2017 compared to 73 days for the second quarter of 2017 and 76 days for the third quarter of 2016. Operating cash flows for the third quarter of 2017 were $363 million compared to $311 million in the third quarter of 2016.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended October 1, 2016
The following table presents a summary of the operating information for the third quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change
Revenues
System sales	$324,021	25%	$301,252	25%	8%
Support and maintenance	263,361	21%	253,425	21%	4%
Services	664,468	52%	607,660	51%	9%
Reimbursed travel	24,157	2%	22,220	2%	9%

Total revenues	1,276,007	100%	1,184,557	100%	8%

Costs of revenue
Costs of revenue	202,904	16%	182,970	15%	11%

Total margin	1,073,103	84%	1,001,587	85%	7%

Operating expenses
Sales and client service	564,621	44%	512,671	43%	10%
Software development	153,834	12%	136,755	12%	12%
General and administrative	84,178	7%	87,071	7%	(3)%
Amortization of acquisition-related intangibles	22,564	2%	22,865	2%	(1)%

Total operating expenses	825,197	65%	759,362	64%	9%

Total costs and expenses	1,028,101	81%	942,332	80%	9%

Operating earnings	247,906	19%	242,225	20%	2%

Other income (expense), net	2,509		(417)
Income taxes	(72,991)		(71,829)

Net earnings	$177,424		$169,979		4%
Revenues & Backlog
Revenues increased 8% to $1.3 billion in the third quarter of 2017, as compared to $1.2 billion in the same period of 2016.

•
System sales, which include revenues from the sale of licensed software (including perpetual license sales and software as a service), technology resale (hardware, devices, and sublicensed software), deployment period licensed software upgrade rights, installation fees, transaction processing and subscriptions, increased 8% to $324 million in the third quarter of 2017, from $301 million in the same period of 2016. The increase in system sales was primarily driven by increases in licensed software and subscriptions of $15 million and $12 million, respectively.

•
Support and maintenance revenues increased 4% to $263 million in the third quarter of 2017, from $253 million in the same period of 2016. This increase was primarily attributable to continued success selling Cerner Millennium® applications and implementing them at client sites.

•
Services revenue, which includes professional services (excluding installation) and managed services, increased 9% to $664 million in the third quarter of 2017, from $608 million in the same period of 2016. This increase was driven by a $42 million increase in professional services due to growth in implementation and consulting activities and growth in managed services of $15 million as a result of continued demand for our hosting services.

Revenue backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 7% to $16.5 billion in the third quarter of 2017 compared to $15.5 billion in the same period of 2016. This increase was driven by solid levels of new business bookings during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms.

Costs of Revenue
Costs of revenue as a percent of total revenues were 16% in the third quarter of 2017, compared to 15% in the same period of 2016. The marginally higher costs of revenue as a percent of total revenues was primarily due to higher third-party costs associated with technology resale.
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
Operating Expenses
Total operating expenses increased 9% to $825 million in the third quarter of 2017, as compared to $759 million in the same period of 2016.

•
Sales and client service expenses as a percent of total revenues were 44% in the third quarter of 2017, compared to 43% in the same period of 2016. These expenses increased 10% to $565 million in the third quarter of 2017, from $513 million in the same period of 2016. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses reflects hiring of services personnel to support the growth in services revenue.

•
Software development expenses as a percent of total revenues were 12% in the third quarter of both 2017 and 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2017 and 2016 is as follows:

	Three Months Ended
(In thousands)	2017	2016

Software development costs	$176,543	$174,831
Capitalized software costs	(66,404)	(72,943)
Capitalized costs related to share-based payments	(663)	(685)
Amortization of capitalized software costs	44,358	35,552

Total software development expense	$153,834	$136,755

•
General and administrative expenses as a percent of total revenues were 7% in the third quarter of both 2017 and 2016. These expenses decreased 3% to $84 million in the third quarter of 2017, from $87 million in the same period of 2016. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The decrease in general and administrative expenses is primarily due to lower expense for share-based payments, driven by stock option awards forfeited by our former CEO upon his passing in July 2017.

•
Amortization of acquisition-related intangibles as a percent of total revenues were 2% in the third quarter of both 2017 and 2016. These expenses remained flat at $23 million in the third quarter of both 2017 and 2016. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income (expense), net was $3 million in income in the third quarter of 2017, and less than $1 million in expense in the same period of 2016. The increase is primarily attributable to an impairment loss recognized on one of our investments accounted for under the cost method in the third quarter of 2016.

•
Our effective tax rate was 29.1% for the third quarter of 2017 and 29.7% in the same period of 2016. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as discrete items within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) of the notes to condensed consolidated financial statements for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

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

The following table presents a summary of our operating segment information for the third quarters of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Domestic Segment
Revenues	$1,133,971	100%	$1,055,037	100%	7%

Costs of revenue	176,198	16%	161,625	15%	9%
Operating expenses	502,256	44%	446,704	42%	12%
Total costs and expenses	678,454	60%	608,329	58%	12%

Domestic operating earnings	455,517	40%	446,708	42%	2%

Global Segment
Revenues	142,036	100%	129,520	100%	10%

Costs of revenue	26,706	19%	21,345	16%	25%
Operating expenses	68,229	48%	60,430	47%	13%
Total costs and expenses	94,935	67%	81,775	63%	16%

Global operating earnings	47,101	33%	47,745	37%	(1)%

Other, net	(254,712)		(252,228)		1%

Consolidated operating earnings	$247,906		$242,225		2%
Domestic Segment

•	Revenues increased 7% to $1.13 billion in the third quarter of 2017, from $1.06 billion in the same period of 2016. This increase was primarily driven by growth in services revenue.

•
Costs of revenue as a percent of revenues was 16% in the third quarter of 2017 compared to 15% in the same period of 2016. The marginally higher costs of revenue as a percent of revenues was primarily due to higher third-party costs associated with technology resale.

•
Operating expenses as a percent of revenues were 44% in the third quarter of 2017, compared to 42% in the same period of 2016. The increase as a percent of revenues reflects a higher mix of services during the third quarter of 2017 that was driven by services revenue growth.

Global Segment

•	Revenues increased 10% to $142 million in the third quarter of 2017, from $130 million in the same period of 2016. This increase was primarily driven by growth in services revenue.

•
Costs of revenue as a percent of revenues were 19% in the third quarter of 2017, compared to 16% in the same period of 2016. The higher costs of revenue as a percent of revenues were primarily driven by a higher amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 48% in the third quarter of 2017, compared to 47% in the same period of 2016. The increase as a percent of revenues was primarily due to an increase in non-personnel expenses.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 1% to $255 million in the third quarter of 2017, from $252 million in the same period of 2016. The increase was primarily due to increased amortization of capitalized software costs, resulting from releases of new and enhanced solutions over the last four quarters.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended October 1, 2016
The following table presents a summary of our operating information for the first nine months of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change
Revenues
System sales	$991,685	26%	$913,710	26%	9%
Support and maintenance	785,039	21%	761,165	22%	3%
Services	1,978,444	52%	1,800,309	51%	10%
Reimbursed travel	73,319	2%	63,470	2%	16%

Total revenues	3,828,487	100%	3,538,654	100%	8%

Costs of revenue
Costs of revenue	624,960	16%	564,119	16%	11%

Total margin	3,203,527	84%	2,974,535	84%	8%

Operating expenses
Sales and client service	1,688,208	44%	1,534,763	43%	10%
Software development	442,570	12%	405,451	11%	9%
General and administrative	263,203	7%	267,232	8%	(2)%
Amortization of acquisition-related intangibles	68,126	2%	68,104	2%	—%

Total operating expenses	2,462,107	64%	2,275,550	64%	8%

Total costs and expenses	3,087,067	81%	2,839,669	80%	9%

Operating earnings	741,420	19%	698,985	20%	6%

Other income, net	4,054		3,734
Income taxes	(215,154)		(215,926)

Net earnings	$530,320		$486,793		9%

Revenues
Revenues increased 8% to $3.8 billion in the first nine months of 2017, as compared to $3.5 billion in the same period of 2016.

•
System sales increased 9% to $992 million in the first nine months of 2017, from $914 million in the same period of 2016. The increase in system sales was primarily driven by increases in licensed software and subscriptions of $51 million and $28 million, respectively.

•
Support and maintenance revenues increased 3% to $785 million in the first nine months of 2017, from $761 million in the same period of 2016. This increase was primarily attributable to continued success selling Cerner Millennium applications and implementing them at client sites.

•
Services revenue increased 10% to $2.0 billion in the first nine months of 2017, from $1.8 billion in the same period of 2016. This increase was driven by a $124 million increase in professional services due to growth in implementation and consulting activities, and growth in managed services of $54 million as a result of continued demand for our hosting services.

Costs of Revenue
Costs of revenue as a percent of total revenues were 16% in the first nine months of both 2017 and 2016.

Operating Expenses
Total operating expenses increased 8% to $2.5 billion in the first nine months of 2017, as compared to $2.3 billion in the same period of 2016.

•
Sales and client service expenses as a percent of total revenues were 44% in the first nine months of 2017, compared to 43% in the same period of 2016. These expenses increased 10% to $1.7 billion in the first nine months of 2017, from $1.5 billion in the same period of 2016. The growth in sales and client service expenses reflects hiring of services personnel to support the strong growth in services revenue.

•
Software development expenses as a percent of total revenues were 12% in the first nine months of 2017, compared to 11% in the same period of 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2017 and 2016 is as follows:

	Nine Months Ended
(In thousands)	2017	2016

Software development costs	$526,257	$531,825
Capitalized software costs	(207,910)	(226,640)
Capitalized costs related to share-based payments	(2,123)	(2,163)
Amortization of capitalized software costs	126,346	102,429

Total software development expense	$442,570	$405,451

•
General and administrative expenses as a percent of total revenues were 7% in the first nine months of 2017, compared to 8% in the same period of 2016. These expenses decreased 2% to $263 million in the first nine months of 2017, from $267 million in the same period of 2016. The decrease in general and administrative expenses includes lower expense for share-based payments, driven by stock option awards forfeited by our former CEO upon his passing in July 2017.

•
Amortization of acquisition-related intangibles as a percent of total revenues were 2% in the first nine months of both 2017 and 2016. These expenses remained flat at $68 million in the first nine months of both 2017 and 2016.

Non-Operating Items

•	Other income, net was $4 million in the first nine months of both 2017 and 2016.

•
Our effective tax rate was 28.9% for the first nine months of 2017 and 30.7% in the same period of 2016. The decrease in the effective tax rate in 2017 is primarily a result of the inclusion of net excess tax benefits as discrete items within the tax provision, upon our adoption of ASU 2016-09 in the first quarter of 2017. Refer to Note (1) of the notes to condensed consolidated financial statements for further discussion regarding our adoption of ASU 2016-09 and its impact on our condensed consolidated financial statements.

Operations by Segment

The following table presents a summary of our operating segment information for the first nine months of 2017 and 2016:

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Domestic Segment
Revenues	$3,421,429	100%	$3,132,566	100%	9%

Costs of revenue	549,895	16%	488,404	16%	13%
Operating expenses	1,474,591	43%	1,304,731	42%	13%
Total costs and expenses	2,024,486	59%	1,793,135	57%	13%

Domestic operating earnings	1,396,943	41%	1,339,431	43%	4%

Global Segment
Revenues	407,058	100%	406,088	100%	—%

Costs of revenue	75,065	18%	75,715	19%	(1)%
Operating expenses	197,333	48%	183,824	45%	7%
Total costs and expenses	272,398	67%	259,539	64%	5%

Global operating earnings	134,660	33%	146,549	36%	(8)%

Other, net	(790,183)		(786,995)		—%

Consolidated operating earnings	$741,420		$698,985		6%
Domestic Segment

•	Revenues increased 9% to $3.4 billion in the first nine months of 2017, from $3.1 billion in the same period of 2016. This increase was primarily driven by growth in services revenue.

•	Costs of revenue as a percent of revenues were 16% in the first nine months of both 2017 and 2016.

•
Operating expenses as a percent of revenues were 43% in the first nine months of 2017, compared to 42% in the same period of 2016. The increase as a percent of revenues reflects a higher mix of services in 2017 that was driven by services revenue growth.

Global Segment

•	Revenues were flat at $407 million in the first nine months of 2017, and $406 million in the same period of 2016.

•	Costs of revenue were flat at $75 million in the first nine months of 2017, and $76 million in the same period of 2016.

•
Operating expenses as a percent of revenues were 48% in the first nine months of 2017, compared to 45% in the same period in 2016. The increase as a percent of revenues is primarily due to an increase in non-personnel expenses.

Other, net
These expenses remained relatively flat at $790 million in the first nine months of 2017 and $787 million in the same period of 2016.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At September 30, 2017, we had cash and cash equivalents of $573 million and short-term investments of $279 million, as compared to cash and cash equivalents of $171 million and short-term investments of $186 million at December 31, 2016.
The non-U.S. subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held approximately 24% of our aggregate cash, cash equivalents, and short-term investments at September 30, 2017. As part of our current business strategy, we plan to indefinitely reinvest the earnings of these foreign operations; however, should the earnings of these foreign operations be repatriated, we would accrue and pay tax on such earnings, which may be material.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of September 30, 2017, we had no outstanding borrowings under this facility; however, we had $42 million of outstanding letters of credit, which reduced our available borrowing capacity to $58 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first nine months of 2017 and 2016:

	Nine Months Ended
(In thousands)	2017	2016

Cash flows from operating activities	$958,765	$907,698
Cash flows from investing activities	(593,689)	(695,595)
Cash flows from financing activities	27,639	(179,785)
Effect of exchange rate changes on cash	9,478	(2,943)
Total change in cash and cash equivalents	402,193	29,375

Cash and cash equivalents at beginning of period	170,861	402,122

Cash and cash equivalents at end of period	$573,054	$431,497

Free cash flow (non-GAAP)	$486,360	$351,034

Refer to Note (1) of the notes to condensed consolidated financial statements for discussion regarding our adoption of ASU 2016-09 in the first quarter of 2017, which impacted the classification of certain items within our condensed consolidated statements of cash flows.

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2017	2016

Cash collections from clients	$4,060,904	$3,796,652
Cash paid to employees and suppliers and other	(2,917,105)	(2,707,928)
Cash paid for interest	(17,175)	(17,397)
Cash paid for taxes, net of refunds	(167,859)	(163,629)

Total cash from operations	$958,765	$907,698
Cash flow from operations increased $51 million in the first nine months of 2017 when compared to the same period of 2016 due primarily to an increase in cash impacting earnings, partially offset by an increase in cash used to fund working capital requirements. During the first nine months of 2017 and 2016, we received total client cash collections of $4.1 billion and $3.8 billion, respectively. Days sales outstanding was 73 days in the third quarter of 2017, compared to 73 days in the second quarter of 2017 and 76 days in the third quarter of 2016. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.
Cash from Investing Activities

	Nine Months Ended
(In thousands)	2017	2016

Capital purchases	$(262,372)	$(327,861)
Capitalized software development costs	(210,033)	(228,803)
Purchases of investments, net of sales and maturities	(99,098)	(125,709)
Purchases of other intangibles	(22,186)	(13,222)

Total cash flows from investing activities	$(593,689)	$(695,595)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first nine months of 2017 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases in 2017 are expected to remain lower than 2016 levels, as we completed the first two phases of construction on our Innovations Campus (office space development located in Kansas City, Missouri) in January 2017.

Short-term investment activity consists of the investment of cash generated by our business in excess of what is necessary to fund operations. We expect to continue short-term investment activity over the remainder of 2017, as we expect strong levels of cash flow.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2017	2016

Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	$53,699	$22,364
Treasury stock purchases	(23,389)	(200,075)
Contingent consideration payments for acquisition of businesses	(2,671)	(2,074)

Total cash flows from financing activities	$27,639	$(179,785)
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2017 based on the number of exercisable options as of September 30, 2017 and our current stock price.

During the first nine months of 2017, we repurchased 0.4 million shares of our common stock under our share repurchase programs for total consideration of $23 million. As of September 30, 2017, $77 million remains available for repurchase under the program authorized by our Board of Directors in November 2016, and an additional $500 million remains available for repurchase under the program authorized in May 2017. We may continue to repurchase shares under these programs in 2017, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the programs.

During the first nine months of 2016, we repurchased 3.7 million shares of common stock under our share repurchase programs for total consideration of $200 million.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2017	2016	2017	2016

Cash flows from operating activities (GAAP)	$362,937	$311,064	$958,765	$907,698
Capital purchases	(73,000)	(110,266)	(262,372)	(327,861)
Capitalized software development costs	(67,067)	(73,628)	(210,033)	(228,803)

Free cash flow (non-GAAP)	$222,870	$127,170	$486,360	$351,034

Free cash flow increased $135 million in the first nine months of 2017 compared to the same period in 2016. This increase is primarily due to increased operating cash flow, along with reduced capital purchases as discussed above. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operations reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

During the fiscal quarter ended September 30, 2017, progress continued on a plan that calls for modifications and enhancements to the Company’s internal controls over financial reporting in relation to our upcoming adoption of the new revenue recognition standard effective in the first quarter of 2018. Such plan resulted in changes to certain process and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•Monitoring of the adoption process

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard’s effective date

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.

During the fiscal quarter ended September 30, 2017, we implemented a new human resources administration and payroll system. Certain internal controls were modified in connection with the implementation of this new system.

There were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2017.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
July 2, 2017 - July 29, 2017	—	$—	—	$600,000,000
July 30, 2017 - August 26, 2017	285,726	64.25	285,726	581,642,586
August 27, 2017 - September 30, 2017	77,556	65.00	77,300	576,618,633

Total	363,282	$64.41	363,026

(a)
Of the 363,282 shares of common stock, par value $0.01 per share, presented in the table above, 256 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 256 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
During the nine months ended September 30, 2017, the Company repurchased 0.4 million shares of our common stock under our share repurchase programs for consideration of $23 million, excluding transaction costs, pursuant to Rule 10b5-1 plans.

As announced on November 14, 2016, our Board of Directors authorized a share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of September 30, 2017, $77 million remained available for repurchase under this plan. No time limit has been set for completion of this program.

As announced on May 25, 2017, our Board of Directors authorized a separate share repurchase program for an aggregate purchase of up to $500 million of our common stock, excluding transaction costs. As of September 30, 2017, $500 million remained available for repurchase under this plan. No time limit has been set for completion of this program.

Item 6. Exhibits

(a)	Exhibits

10.1	Enhanced Severance Pay Plan (as amended and restated effective October 1, 2017)

10.2	2011 Omnibus Equity Incentive Plan - Non-qualified Stock Option Grant Certificate

10.3	2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement

10.4	2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement

10.5	2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Unit Agreement

10.6	2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Unit Agreement

10.7	Amended Employment Agreement between Cerner Corporation and Zane M. Burke (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 11, 2017)

10.8	Amended Employment Agreement between Cerner Corporation and Michael R. Nill (incorporated by reference from Exhibit 10.2 to the current report on Form 8-K filed with the SEC on September 11, 2017)

10.9	Amended Employment Agreement between Cerner Corporation and Jeffrey A. Townsend (incorporated by reference from Exhibit 10.3 to the current report on Form 8-K filed with the SEC on September 11, 2017)

10.10	Relocation Agreement between Cerner Corporation and Jeffrey A. Townsend

10.11	Amended Employment Agreement between Cerner Corporation and Marc G. Naughton (incorporated by reference from Exhibit 10.4 to the current report on Form 8-K filed with the SEC on September 11, 2017)

31.1	Certification of Clifford W. Illig pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Clifford W. Illig pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 27, 2017	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)