Form 10-Q
period 2018-03-31
CERNER CORP /MO/
filed 2018-05-03
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2018
Common Stock, $0.01 par value per share	331,814,218 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 (unaudited) and December 30, 2017

(In thousands, except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$413,399	$370,923
Short-term investments	507,965	434,844
Receivables, net	1,040,741	1,042,781
Inventory	14,301	15,749
Prepaid expenses and other	388,809	515,930
Total current assets	2,365,215	2,380,227

Property and equipment, net	1,600,876	1,603,319
Software development costs, net	847,984	822,159
Goodwill	853,834	853,005
Intangible assets, net	460,564	479,753
Long-term investments	172,007	196,837
Other assets	211,158	134,011

Total assets	$6,511,638	$6,469,311

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$210,046	$218,996
Current installments of long-term debt and capital lease obligations	6,804	11,585
Deferred revenue	311,015	311,337
Accrued payroll and tax withholdings	211,716	183,770
Other accrued expenses	63,361	63,907
Total current liabilities	802,942	789,595

Long-term debt and capital lease obligations	438,773	515,130
Deferred income taxes and other liabilities	362,538	365,674
Deferred revenue	6,891	13,564
Total liabilities	1,611,144	1,683,963

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 359,872,263 shares issued at March 31, 2018 and 359,204,864 shares issued at December 30, 2017	3,599	3,592
Additional paid-in capital	1,413,637	1,380,371
Retained earnings	5,106,467	4,938,866
Treasury stock, 28,134,161 shares at March 31, 2018 and 26,743,517 shares at December 30, 2017	(1,551,723)	(1,464,099)
Accumulated other comprehensive loss, net	(71,486)	(73,382)
Total shareholders' equity	4,900,494	4,785,348

Total liabilities and shareholders' equity	$6,511,638	$6,469,311

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2018 and April 1, 2017
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2018	2017

Revenues	$1,292,861	$1,260,486
Costs and expenses:
Costs of revenue	231,278	198,993
Sales and client service	589,948	560,200
Software development (Includes amortization of $50,001 and $40,561, respectively)	161,617	145,901
General and administrative	92,294	88,392
Amortization of acquisition-related intangibles	22,509	22,874

Total costs and expenses	1,097,646	1,016,360

Operating earnings	195,215	244,126

Other income (expense), net	4,864	(1,116)

Earnings before income taxes	200,079	243,010
Income taxes	(40,078)	(69,797)

Net earnings	$160,001	$173,213

Basic earnings per share	$0.48	$0.52
Diluted earnings per share	$0.48	$0.52
Basic weighted average shares outstanding	332,395	329,973
Diluted weighted average shares outstanding	336,534	336,190
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2018 and April 1, 2017
(unaudited)

	Three Months Ended
(In thousands)	2018	2017

Net earnings	$160,001	$173,213
Foreign currency translation adjustment and other (net of taxes of $920 and $187, respectively)	2,794	10,405
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(293) and $68, respectively)	(898)	111

Comprehensive income	$161,897	$183,729

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2018 and April 1, 2017
(unaudited)

	Three Months Ended
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$160,001	$173,213
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152,592	134,833
Share-based compensation expense	24,935	17,500
Provision for deferred income taxes	(3,047)	11,214
Changes in assets and liabilities:
Receivables, net	(70,608)	(34,236)
Inventory	1,445	(4,266)
Prepaid expenses and other	125,550	27,270
Accounts payable	7,608	(21,908)
Accrued income taxes	7,195	768
Deferred revenue	(7,205)	24,269
Other accrued liabilities	10,499	(25,072)

Net cash provided by operating activities	408,965	303,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(79,711)	(88,065)
Capitalized software development costs	(73,602)	(71,092)
Purchases of investments	(151,387)	(53,340)
Sales and maturities of investments	101,674	115,030
Purchase of other intangibles	(8,472)	(6,385)

Net cash used in investing activities	(211,498)	(103,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—
Proceeds from exercises of stock options	10,036	10,683
Payments to taxing authorities in connection with shares directly withheld from associates	(1,723)	(5,314)
Treasury stock purchases	(87,624)	—
Contingent consideration payments for acquisition of businesses	—	(1,000)

Net cash provided by (used in) financing activities	(154,311)	4,369

Effect of exchange rate changes on cash and cash equivalents	(680)	3,489

Net increase in cash and cash equivalents	42,476	207,591
Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$413,399	$378,452
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

In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Our interim results as presented in this Form 10-Q are not necessarily indicative of the operating results for the entire year.

The condensed consolidated financial statements were prepared using GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fiscal Period End

Our first fiscal quarter ends on the Saturday closest to March 31. The 2018 and 2017 first quarters ended on March 31, 2018 and April 1, 2017, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended
(In thousands)	2018	2017
Cash paid during the period for:
Interest (including amounts capitalized of $2,811 and $3,074, respectively)	$8,199	$8,347
Income taxes, net of refunds	(97,506)	40,224

Accounting Pronouncements Adopted in 2018

Revenue Recognition. In the first quarter of 2018, we adopted new revenue guidance. Refer to Note (2) for further details.

Financial Instruments. In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was subsequently amended in February 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Such guidance impacts how we account for our investments reported under the cost method of accounting as follows:

•
Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
The impairment assessment of equity investments without readily determinable fair values will require a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

We adopted this new guidance effective for our first quarter of 2018. Provisions within the guidance applicable to the Company were required to be applied prospectively. The adoption of such guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements

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

Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for "stranded tax effects" resulting from certain U.S. tax reform enacted in December 2017. Such "stranded tax effects" were created when deferred tax assets and liabilities related to items in AOCI were remeasured at the lower U.S. corporate tax rate in the period of enactment. ASU 2018-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. The guidance in this ASU is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. corporate tax rate was recognized. We are currently evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

(2) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The new standard introduces a five-step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under prior U.S. GAAP.

ASU 2014-09, as amended ("Topic 606"), was effective for the Company in the first quarter of 2018. We selected the modified retrospective (cumulative effect) transition method of adoption. Such method provides that the cumulative effect from prior periods upon applying the new guidance to contracts which were not complete as of the adoption date, be recognized in our condensed consolidated balance sheets as of December 31, 2017, including an adjustment to retained earnings. A summary of such cumulative effect adjustment is as follows:

(In thousands)	Increase / (Decrease)

Receivables, net	$(79,492)
Prepaid expenses and other	(2,253)
Other assets	81,157
Accounts payable	(9,361)
Deferred income taxes and other liabilities	1,173
Retained earnings	7,600

Prior periods were not retrospectively adjusted. The impact of applying Topic 606 (versus prior U.S. GAAP) increased revenues by $43 million and decreased earnings before income taxes by $2 million for the three months ended March 31, 2018. The impact of applying Topic 606 (versus prior U.S. GAAP) did not have a significant impact on other line items in our condensed consolidated statement of operations, statement of comprehensive income, and statement of cash flows for the three months ended March 31, 2018. Additionally, the impact of applying Topic 606 did not have a significant impact on our condensed consolidated balance sheet as of March 31, 2018.

Revenue Recognition Policy

We enter into contracts with customers that may include various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations. The predominant model of customer procurement involves multiple deliverables and includes a software license agreement, project-related implementation and consulting services, software support, hosting services, and computer hardware. We allocate revenues to each performance obligation within an arrangement based on estimated relative stand-alone selling price. Revenue is then recognized for each performance obligation upon transfer of control of the software solution or services to the customer in an amount that reflects the consideration we expect to receive.

Generally, we recognize revenue under Topic 606 for each of our performance obligations as follows:

•
Perpetual software licenses - We recognize perpetual software license revenues when control of such licenses are transferred to the client ("point in time"). We determine the amount of consideration allocated to this performance obligation using the residual approach.

•	Software as a service - We recognize software as a service ratably over the related hosting period ("over time").

•
Time-based software and content license fees - We recognize a license component of time-based software and content license fees upon delivery to the client ("point in time") and a non-license component (i.e. support) ratably over the respective contract term ("over time").

•
Hosting - Remote hosting recurring services are recognized ratably over the hosting service period ("over time"). Certain of our hosting arrangements contain fees deemed to be a "material right" under Topic 606. We recognize such fees over the term that will likely affect the client's decision about whether to renew the related hosting service ("over time").

•
Services - We recognize revenue for fixed fee services arrangements over time, utilizing a labor hours input method. For fee-for service arrangements, we recognize revenue over time as hours are worked at the rates clients are invoiced, utilizing the "as invoiced" practical expedient available in Topic 606. For stand-ready services arrangements, we recognize revenue ratably over the related service period.

•	Support and maintenance - We recognize support and maintenance fees ratably over the related contract period ("over time").

•	Hardware - We recognize hardware revenues when control of such hardware/devices is transferred to the client ("point in time").

•	Transaction processing - We recognize transaction processing revenues ratably as we provide such services ("over time").

Such revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	Three Months Ended
	2018			2017(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$124,094	$10,725	$134,819	$132,532	$9,796	$142,328
Technology resale	58,249	5,127	63,376	60,513	3,594	64,107
Subscriptions	69,852	6,784	76,636	108,252	5,169	113,421
Professional services	379,844	61,424	441,268	348,864	47,451	396,315
Managed services	246,145	22,160	268,305	242,633	17,186	259,819
Support and maintenance	234,236	50,328	284,564	217,744	44,360	262,104
Reimbursed travel	22,676	1,217	23,893	21,266	1,126	22,392

Total revenues	$1,135,096	$157,765	$1,292,861	$1,131,804	$128,682	$1,260,486

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2018
(In thousands)	Domestic Segment	Global Segment	Total

Revenue recognized over time	$1,028,495	$144,135	$1,172,630
Revenue recognized at a point in time	106,601	13,630	120,231

Total revenues	$1,135,096	$157,765	$1,292,861

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $14.63 billion of which we expect to recognize approximately 31% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. During the three months ended March 31, 2018, we recognized $189 million of revenues that were included in our contract liability balance at the beginning of such period.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. At March 31, 2018, our condensed consolidated balance sheet includes an $81 million asset related to sales commissions to be expensed in future periods, which is included in other assets.

During the three months ended March 31, 2018, we recognized $8 million of amortization related to this sales commissions asset, which is included in costs of revenue in our condensed consolidated statements of operations.

Significant Judgments when Applying Topic 606

Our contracts with clients typically include various combinations of our software solutions and related services. Determining whether such software solutions and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Specifically, judgment is required to determine whether software licenses are distinct from services and hosting included in an arrangement.

Contract transaction price is allocated to performance obligations using estimated stand-alone selling price. Judgment is required in estimating stand-alone selling price for each distinct performance obligation. We determine stand-alone selling price maximizing observable inputs such as stand-alone sales when they exist or substantive renewal price charged to clients. In instances where stand-alone selling price is not observable, we utilize an estimate of stand-alone selling price. Such estimates are derived from various methods that include: cost plus margin, historical pricing practices, and the residual approach, which requires a considerable amount of judgment.

The labor hours input method used for our fixed fee services performance obligation is dependent on our ability to reliably estimate the direct labor hours to complete a project, which may span several years. We utilize our historical project experience and detailed planning process as a basis for our future estimates to complete current projects.

Certain of our arrangements contain variable consideration. We do not believe our estimates of variable consideration to be significant to our determination of revenue recognition.

Practical Expedients

We have reflected the aggregate effect of all contract modifications occurring prior to the Topic 606 adoption date when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

(3) Receivables

Receivables consist of client receivables and the current portion of amounts due under sales-type leases.

Client receivables represent recorded revenues that have either been billed, or for which we have an unconditional right to invoice and receive payment in the future. We periodically provide long-term financing options to creditworthy clients through extended payment terms. Generally, these extended payment terms provide for date-based payments over a fixed period, not to exceed the term of the overall arrangement. Thus, our portfolio of client contracts contains a financing component, which is recognized over time as a component of other income (expense), net in our condensed consolidated statements of operations.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment.
A summary of net receivables is as follows:

(In thousands)	March 31, 2018	December 30, 2017

Client receivables	$1,083,794	$1,082,886
Less: Allowance for doubtful accounts	54,377	52,786

Client receivables, net of allowance	1,029,417	1,030,100

Current portion of lease receivables	11,324	12,681

Total receivables, net	$1,040,741	$1,042,781

During the second quarter of 2008, Fujitsu Services Limited's ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This gave rise to the termination of our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu's obligation to pay amounts due upon termination, including our client receivables and damages for pre-termination losses. We are working with Fujitsu to resolve these issues based on processes provided for in the subcontract. Part of that process required final resolution of disputes between Fujitsu and the NHS regarding the prime contract termination, which has now occurred. As of March 31, 2018, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these client receivables have been classified as long-term and represent less than the majority of other long-term assets at March 31, 2018 and December 30, 2017. While the ultimate collectability of the client receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change.

During the first three months of 2018 and 2017, we received total client cash collections of $1.27 billion and $1.33 billion, respectively.

(4) Available-for-sale Investments

Available-for-sale investments at March 31, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$33,424	$—	$—	$33,424
Time deposits	84,055	—	—	84,055
Commercial paper	101,130	—	—	101,130
Total cash equivalents	218,609	—	—	218,609

Short-term investments:
Time deposits	97,058	—	—	97,058
Commercial paper	124,530	—	(286)	124,244
Government and corporate bonds	287,807	—	(1,144)	286,663
Total short-term investments	509,395	—	(1,430)	507,965

Long-term investments:
Government and corporate bonds	160,354	—	(1,402)	158,952

Total available-for-sale investments	$888,358	$—	$(2,832)	$885,526

Available-for-sale investments at December 30, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$99,472	$—	$—	$99,472
Time deposits	60,226	—	—	60,226
Government and corporate bonds	850	—	—	850
Total cash equivalents	160,548	—	—	160,548

Short-term investments:
Time deposits	40,186	—	—	40,186
Commercial paper	147,646	2	(139)	147,509
Government and corporate bonds	247,626	—	(477)	247,149
Total short-term investments	435,458	2	(616)	434,844

Long-term investments:
Government and corporate bonds	185,478	—	(1,026)	184,452

Total available-for-sale investments	$781,484	$2	$(1,642)	$779,844

We sold available-for-sale investments for proceeds of $20 million during the three months ended April 1, 2017, resulting in insignificant gains.

(5) Fair Value Measurements

We determine fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at March 31, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$33,424	$—	$—
Time deposits	Cash equivalents	—	84,055	—
Commercial paper	Cash equivalents	—	101,130	—
Time deposits	Short-term investments	—	97,058	—
Commercial paper	Short-term investments	—	124,244	—
Government and corporate bonds	Short-term investments	—	286,663	—
Government and corporate bonds	Long-term investments	—	158,952	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 30, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$99,472	$—	$—
Time deposits	Cash equivalents	—	60,226	—
Government and corporate bonds	Cash equivalents	—	850	—
Time deposits	Short-term investments	—	40,186	—
Commercial paper	Short-term investments	—	147,509	—
Government and corporate bonds	Short-term investments	—	247,149	—
Government and corporate bonds	Long-term investments	—	184,452	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at March 31, 2018 and December 30, 2017 was approximately $431 million and $519 million, respectively. The carrying amount of such debt at March 31, 2018 and December 30, 2017 was $425 million and $500 million, respectively.

(6) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	March 31, 2018	December 30, 2017

Senior Notes	$425,000	$500,000
Capital lease obligations	6,905	13,068
Other	14,162	14,162

Debt and capital lease obligations	446,067	527,230
Less: debt issuance costs	(490)	(515)

Debt and capital lease obligations, net	445,577	526,715
Less: current portion	(6,804)	(11,585)

Long-term debt and capital lease obligations	$438,773	$515,130

In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 ("U.S. Tax Reform"), was enacted on December 22, 2017. U.S. Tax Reform provides for, among other things, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Relevant accounting guidance provides that the impact of U.S. Tax Reform, as of the date of enactment, may be provisionally recorded and adjusted during a measurement period of up to one year. As of December 30, 2017, we provisionally recorded certain impacts of U.S. Tax Reform including an adjustment to our net deferred tax liability arising from the reduction in the federal tax rate as well as the impact of mandatory deemed repatriation. Additional analysis and computations are being performed with respect to these provisional amounts. The ultimate impact as of the enactment date may differ from the provisional amounts we have recorded, possibly materially, due to among other things, additional regulatory guidance that may be issued and changes to our assumptions and interpretations. No measurement period adjustments were recorded during the three months ended March 31, 2018.

Our effective tax rate was 20.0% and 28.7% for the first three months of 2018 and 2017, respectively. The decrease in the effective tax rate in 2018 is primarily due to the aforementioned reduction in the U.S. corporate statutory tax rate from 35% to 21%.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$160,001	332,395	$0.48	$173,213	329,973	$0.52
Effect of dilutive securities:
Stock options and non-vested shares	—	4,139		—	6,217
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$160,001	336,534	$0.48	$173,213	336,190	$0.52

For the three months ended March 31, 2018 and April 1, 2017, options to purchase 11.2 million and 10.6 million shares of common stock at per share prices ranging from $51.19 to $73.40 and $44.05 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the three months ended March 31, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	21,332	$49.40
Granted	744	62.41
Exercised	(581)	18.02
Forfeited and expired	(63)	60.14
Outstanding as of March 31, 2018	21,432	50.67	$214,619	6.44

Exercisable as of March 31, 2018	10,213	$40.57	$192,179	4.57

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended March 31, 2018 were as follows:

Expected volatility (%)	28.5%
Expected term (yrs)	7
Risk-free rate (%)	2.7%
Fair value per option	$22.11
As of March 31, 2018, there was $154 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.33 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended March 31, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	799	$66.76
Granted	122	62.14
Vested	(40)	57.47
Forfeited	(3)	64.64

Outstanding as of March 31, 2018	878	$66.55
As of March 31, 2018, there was $30 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.74 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2018	2017

Stock option and non-vested share and share unit compensation expense	$24,935	$17,500
Associate stock purchase plan expense	1,362	1,475
Amounts capitalized in software development costs, net of amortization	160	(120)

Amounts charged against earnings, before income tax benefit	$26,457	$18,855

Amount of related income tax benefit recognized in earnings	$5,300	$5,416

Treasury Stock

In May 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2018, we repurchased 1.4 million shares for total consideration of $88 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At March 31, 2018, $339 million remains available for repurchase under the program.

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

The following table presents a summary of our operating segments and other expense for the three months ended March 31, 2018 and April 1, 2017:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2018
Revenues	$1,135,096	$157,765	$—	$1,292,861

Costs of revenue	206,674	24,604	—	231,278
Operating expenses	519,871	69,144	277,353	866,368
Total costs and expenses	726,545	93,748	277,353	1,097,646

Operating earnings (loss)	$408,551	$64,017	$(277,353)	$195,215

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,131,804	$128,682	$—	$1,260,486

Costs of revenue	176,361	22,632	—	198,993
Operating expenses	483,380	63,523	270,464	817,367
Total costs and expenses	659,741	86,155	270,464	1,016,360

Operating earnings (loss)	$472,063	$42,527	$(270,464)	$244,126

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

Our first fiscal quarter ends on the Saturday closest to March 31. The 2018 and 2017 first quarters ended on March 31, 2018 and April 1, 2017, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software, solutions or services; material adverse resolution of legal proceedings; risks associated with our global operations, including without limitation greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom's vote to leave the European Union (commonly referred to as Brexit) on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development ("R&D") to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% and 13%, respectively. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 27,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth through market share expansion by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current suppliers. We may also supplement organic growth with acquisitions or strategic investments.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 17% and 21% over the most recent five- and ten-year periods, respectively. We expect to drive earnings growth as we continue to grow our revenue. We also have opportunities to expand our operating margins over time. In the near term, we expect growth in non-cash expenses, such as amortization and depreciation, and a mix of lower margin revenue associated with some of our rapidly growing services businesses will limit our margin expansion. Longer-term, we expect to generate margin expansion as the growth rate of non-cash expenses slows, we achieve economies of scale and efficiencies in our services businesses, control general and administrative expenses, and get more contributions to our growth from solutions on our HealtheIntent platform, which we expect to be accretive to our overall margins.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.40 billion in the first quarter of 2018, which is an increase of 12% compared to $1.25 billion in the first quarter of 2017.

Revenues for the first quarter of 2018 increased 3% to $1.29 billion, compared to $1.26 billion in the first quarter of 2017. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the first quarter of 2018 decreased 8% to $160 million, compared to $173 million in the first quarter of 2017. Diluted earnings per share decreased 8% to $0.48, compared to $0.52 in the first quarter of 2017. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, which reflects the hiring of personnel to support revenue growth. The increase in operating expenses was partially offset by a lower effective tax rate, stemming from certain U.S. income tax reform enacted in December 2017.

We had cash collections of receivables of $1.27 billion in the first quarter of 2018, compared to $1.33 billion in the first quarter of 2017. Days sales outstanding was 73 days for the first quarter of 2018, compared to 72 days in the 2017 fourth quarter and 71 days for the 2017 first quarter. Operating cash flows for the first quarter of 2018 were $409 million compared to $304 million in the first quarter of 2017.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017
The following table presents a summary of the operating information for the first quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$1,292,861	100%	$1,260,486	100%	3%
Costs of revenue	231,278	18%	198,993	16%	16%

Margin	1,061,583	82%	1,061,493	84%	—%

Operating expenses
Sales and client service	589,948	46%	560,200	44%	5%
Software development	161,617	13%	145,901	12%	11%
General and administrative	92,294	7%	88,392	7%	4%
Amortization of acquired-related intangibles	22,509	2%	22,874	2%	(2)%

Total operating expenses	866,368	67%	817,367	65%	6%

Total costs and expenses	1,097,646	85%	1,016,360	81%	8%

Operating earnings	195,215	15%	244,126	19%	(20)%

Other income (expense), net	4,864		(1,116)
Income taxes	(40,078)		(69,797)

Net earnings	$160,001		$173,213		(8)%
Revenues & Backlog
Revenues increased 3% to $1.29 billion in the first quarter of 2018, as compared to $1.26 billion in the first quarter of 2017. The growth in revenues was primarily due to a $45 million increase in professional services revenue, driven by increased implementation and consulting activities.
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $14.63 billion as of March 31, 2018. In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to condensed consolidated financial statements. As of March 31, 2018, we have modified the calculation of backlog as previously determined under Regulation S-K to represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) to conform to the new revenue recognition guidance. Backlog amounts disclosed in prior periods have not been adjusted, and are not comparable to, the current period presentation.

Costs of Revenue
Costs of revenue as a percent of revenues were 18% in the first quarter of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.
Costs of revenue include the cost of reimbursed travel expense, sales commissions, third party consulting services and subscription content and computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Such costs, as a percent of revenues, typically have varied as the mix of revenue (software, hardware, devices, maintenance, support, and services) carrying different margin rates changes from period to period. Costs of revenue does not include the costs of our client service personnel who are responsible for delivering our service offerings. Such costs are included in sales and client service expense.
Operating Expenses
Total operating expenses increased 6% to $866 million in the first quarter of 2018, as compared to $817 million in the first quarter of 2017.

•
Sales and client service expenses as a percent of revenues were 46% in the first quarter of 2018, compared to 44% in the first quarter of 2017. These expenses increased 5% to $590 million in the first quarter of 2018, from $560 million in the same period of 2017. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses reflects the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 13% in the first quarter of 2018, compared to 12% in the first quarter of 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2018 and 2017 is as follows:

	Three Months Ended
(In thousands)	2018	2017

Software development costs	$185,218	$176,432
Capitalized software costs	(73,071)	(70,419)
Capitalized costs related to share-based payments	(531)	(673)
Amortization of capitalized software costs	50,001	40,561

Total software development expense	$161,617	$145,901

•
General and administrative expenses as a percent of revenues were 7% in the first quarter of both 2018 and 2017. These expenses increased 4% to $92 million in the first quarter of 2018, from $88 million for the same period in 2017. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses is primarily due to increased expense associated with share-based payment awards.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first quarter of both 2018 and 2017. These expenses remained flat at $23 million in the first quarter of both 2018 and 2017. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income (expense), net was $5 million in income in the first quarter of 2018, compared to $1 million in expense in the same period of 2017. The increase was primarily attributable to an impairment loss recognized on one of our investments accounted for under the cost method in the first quarter of 2017.

•
Our effective tax rate was 20.0% for the first quarter of 2018, compared to 28.7% for the same period of 2017. The decrease in the effective tax rate in 2018 is primarily due to a reduction in the U.S. corporate statutory tax rate from 35% to 21%, effective January 1, 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the first quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Domestic Segment
Revenues	$1,135,096	100%	$1,131,804	100%	—%

Costs of revenue	206,674	18%	176,361	16%	17%
Operating expenses	519,871	46%	483,380	43%	8%
Total costs and expenses	726,545	64%	659,741	58%	10%

Domestic operating earnings	408,551	36%	472,063	42%	(13)%

Global Segment
Revenues	157,765	100%	128,682	100%	23%

Costs of revenue	24,604	16%	22,632	18%	9%
Operating expenses	69,144	44%	63,523	49%	9%
Total costs and expenses	93,748	59%	86,155	67%	9%

Global operating earnings	64,017	41%	42,527	33%	51%

Other, net	(277,353)		(270,464)		3%

Consolidated operating earnings	$195,215		$244,126		(20)%
Domestic Segment

•	Revenues were basically flat at $1.14 billion in the first quarter of 2018, and $1.13 billion in the same period of 2017.

•
Costs of revenue as a percent of revenues were 18% in the first quarter of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

•
Operating expenses as a percent of revenues were 46% in the first quarter of 2018, compared to 43% in the same period of 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•	Revenues increased 23% to $158 million in the first quarter of 2018, from $129 million in the same period of 2017. This increase was driven by strong growth across most of our business.

•
Costs of revenue as a percent of revenues were 16% in the first quarter of 2018, compared to 18% in the same period of 2017. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 44% in the first quarter of 2018, compared to 49% in the same period of 2017. The decrease as a percent of revenues is primarily a reflection of increased revenue in proportion to the amount of our fixed operating expenses.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 3% to $277 million in the first quarter of 2018, from $270 million in the same period of 2017. The increase is primarily due to increased amortization of capitalized software costs, resulting from releases of new and enhanced solutions over the last four quarters.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At March 31, 2018, we had cash and cash equivalents of $413 million and short-term investments of $508 million, as compared to cash and cash equivalents of $371 million and short-term investments of $435 million at December 30, 2017.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of March 31, 2018, we had no outstanding borrowings under this facility; however, we had $47 million of outstanding letters of credit, which reduced our available borrowing capacity to $53 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first three months of 2018 and 2017:

	Three Months Ended
(In thousands)	2018	2017

Cash flows from operating activities	$408,965	$303,585
Cash flows from investing activities	(211,498)	(103,852)
Cash flows from financing activities	(154,311)	4,369
Effect of exchange rate changes on cash	(680)	3,489
Total change in cash and cash equivalents	42,476	207,591

Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$413,399	$378,452

Free cash flow (non-GAAP)	$255,652	$144,428

Cash from Operating Activities

	Three Months Ended
(In thousands)	2018	2017

Cash collections from clients	$1,274,497	$1,325,596
Cash paid to employees and suppliers and other	(954,839)	(973,440)
Cash paid for interest	(8,199)	(8,347)
Cash paid for taxes, net of refunds	97,506	(40,224)

Total cash from operations	$408,965	$303,585
Cash flow from operations increased $105 million in the first quarter of 2018 when compared to the same period of 2017 due primarily to net refunds of taxes. Days sales outstanding was 73 days in the first quarter of 2018, compared to 72 days for the 2017 fourth quarter and 71 days for the 2017 first quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2018	2017

Capital purchases	$(79,711)	$(88,065)
Capitalized software development costs	(73,602)	(71,092)
Purchases of investments, net of sales and maturities	(49,713)	61,690
Purchases of other intangibles	(8,472)	(6,385)

Total cash flows from investing activities	$(211,498)	$(103,852)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first quarter of 2018 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for the remainder of 2018 is expected to exceed 2017 levels, primarily driven by an increase in spending to support our facilities requirements, including commencement of construction on the next two phases of our Innovations Campus (office space development located in Kansas City, Missouri); along with increased capital purchases to support the growth in our managed services business.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2017 activity is impacted by a change in investment mix, whereas we invested more heavily in cash equivalents versus short-term and long-term investments. In 2018, we returned to net purchases of investments.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2018	2017

Repayment of long-term debt	$(75,000)	$—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	8,313	5,369
Treasury stock purchases	(87,624)	—
Contingent consideration payments for acquisition of businesses	—	(1,000)

Total cash flows from financing activities	$(154,311)	$4,369
In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect cash inflows from stock option exercises to continue throughout 2018 based on the number of exercisable options as of March 31, 2018 and our current stock price.
During the three months ended March 31, 2018, we repurchased 1.4 million shares of our common stock for total consideration of $88 million. At March 31, 2018, $339 million remains available for repurchase under our current program. We may continue to repurchase shares under this program in 2018, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Free Cash Flow

		Three Months Ended
(In thousands)		2018	2017

Cash flows from operating activities (GAAP)		$408,965	$303,585
Capital purchases		(79,711)	(88,065)
Capitalized software development costs		(73,602)	(71,092)

Free cash flow (non-GAAP)	$111,224	$255,652	$144,428

Free cash flow increased $111 million in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in cash from operations. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2018, we adopted the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. In connection with the adoption of this new guidance, material modifications and enhancements were made to our internal controls over financial reporting. Specifically, we implemented/modified internal controls to address:

•The calculation and presentation of transition adjustments (cumulative effect adjustments);
•Amount and timing of revenue recognition in accordance with the new guidance;
•Accounting for costs incurred to obtain contracts (i.e. sales commissions);
•Related new disclosure requirements; and
•Monitoring of the adoption process.

Except as disclosed above, there were no other changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

c)	Limitations on Controls.

Our management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2018.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
December 31, 2017 - January 27, 2018	118	$68.73	—	$426,618,689
January 28, 2018 - February 24, 2018	639,716	63.24	637,533	386,311,718
February 25, 2018 - March 31, 2018	753,958	62.79	753,111	339,023,012

Total	1,393,792	$63.00	1,390,644

(a)
Of the 1,393,792 shares of common stock, par value $0.01 per share, presented in the table above, 3,148 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 3,148 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on May 25, 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2018, we repurchased 1.4 million shares for total consideration of $88 million under the program pursuant to Rule 10b5-1 plans. At March 31, 2018, $339 million remains available for repurchase under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended & Restated Bylaws effective as of March 2, 2018 filed as Exhibit 3.1 to Form 8-K filed March 6, 2018, is incorporated herein by reference

10.1	Executive Employment Agreement between Cerner Corporation and Brent Shafer filed as Exhibit 10.3 to Form 10-K filed February 12, 2018, is incorporated herein by reference

10.2	Relocation Agreement between Cerner Corporation and Brent Shafer

10.3	Aircraft Time Sharing Agreement between Cerner Corporation and Brent Shafer

10.4	Cerner Corporation 2018 Performance Compensation Plan, effective as of January 1, 2018, filed as Exhibit 10.1 to Form 8-K filed March 6, 2018, is incorporated herein by reference

10.5	2018 Executive Performance Agreement - Section 16 Officer, filed as Exhibit 10.2 to Form 8-K filed March 6, 2018, is incorporated herein by reference

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: May 3, 2018	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)