Form 10-Q
period 2018-06-30
CERNER CORP /MO/
filed 2018-08-03
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Common Stock, $0.01 par value per share	329,004,371 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 (unaudited) and December 30, 2017

(In thousands, except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$510,968	$370,923
Short-term investments	374,596	434,844
Receivables, net	1,151,860	1,042,781
Inventory	15,345	15,749
Prepaid expenses and other	326,623	515,930
Total current assets	2,379,392	2,380,227

Property and equipment, net	1,666,309	1,603,319
Software development costs, net	867,284	822,159
Goodwill	849,455	853,005
Intangible assets, net	439,999	479,753
Long-term investments	118,286	196,837
Other assets	208,274	134,011

Total assets	$6,528,999	$6,469,311

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$284,203	$218,996
Current installments of long-term debt and capital lease obligations	2,155	11,585
Deferred revenue	278,668	311,337
Accrued payroll and tax withholdings	205,337	183,770
Other accrued expenses	65,324	63,907
Total current liabilities	835,687	789,595

Long-term debt and capital lease obligations	438,760	515,130
Deferred income taxes and other liabilities	371,381	365,674
Deferred revenue	4,317	13,564
Total liabilities	1,650,145	1,683,963

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 360,501,265 shares issued at June 30, 2018 and 359,204,864 shares issued at December 30, 2017	3,605	3,592
Additional paid-in capital	1,443,803	1,380,371
Retained earnings	5,275,824	4,938,866
Treasury stock, 31,536,972 shares at June 30, 2018 and 26,743,517 shares at December 30, 2017	(1,751,723)	(1,464,099)
Accumulated other comprehensive loss, net	(92,655)	(73,382)
Total shareholders' equity	4,878,854	4,785,348

Total liabilities and shareholders' equity	$6,528,999	$6,469,311

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2018 and July 1, 2017
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2018	2017	2018	2017

Revenues	$1,367,727	$1,291,994	$2,660,588	$2,552,480
Costs and expenses:
Costs of revenue	238,783	223,063	470,061	422,056
Sales and client service	635,105	563,387	1,225,053	1,123,587
Software development (Includes amortization of $52,141 and $102,142 for the three and six months ended June 30, 2018, respectively; and $41,427 and $81,988 for the three and six months ended July 1, 2017, respectively)	168,278	142,835	329,895	288,736
General and administrative	95,464	90,633	187,758	179,025
Amortization of acquisition-related intangibles	21,810	22,688	44,319	45,562

Total costs and expenses	1,159,440	1,042,606	2,257,086	2,058,966

Operating earnings	208,287	249,388	403,502	493,514

Other income, net	6,597	2,661	11,461	1,545

Earnings before income taxes	214,884	252,049	414,963	495,059
Income taxes	(45,527)	(72,366)	(85,605)	(142,163)

Net earnings	$169,357	$179,683	$329,358	$352,896

Basic earnings per share	$0.51	$0.54	$0.99	$1.07
Diluted earnings per share	$0.51	$0.53	$0.98	$1.05
Basic weighted average shares outstanding	330,206	331,056	331,479	330,607
Diluted weighted average shares outstanding	333,562	337,898	335,223	337,116
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2018 and July 1, 2017
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2018	2017	2018	2017

Net earnings	$169,357	$179,683	$329,358	$352,896
Foreign currency translation adjustment and other (net of taxes (benefit) of $(335) and $585 for the three and six months ended June 30, 2018; and $904 and $1,091 for the three and six months ended July 1, 2017)	(21,811)	16,158	(19,017)	26,563
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $209 and $(84) for the three and six months ended June 30, 2018; and $(33) and $35 for the three and six months ended July 1, 2017)	642	(54)	(256)	57

Comprehensive income	$148,188	$195,787	$310,085	$379,516

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018 and July 1, 2017
(unaudited)

	Six Months Ended
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$329,358	$352,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	312,645	278,889
Share-based compensation expense	49,139	39,359
Provision for deferred income taxes	1,736	25,849
Changes in assets and liabilities:
Receivables, net	(186,039)	(79,723)
Inventory	390	211
Prepaid expenses and other	181,035	106
Accounts payable	43,364	33,647
Accrued income taxes	7,919	(3,846)
Deferred revenue	(40,132)	12,336
Other accrued liabilities	9,251	(63,896)

Net cash provided by operating activities	708,666	595,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(188,994)	(189,372)
Capitalized software development costs	(142,951)	(142,966)
Purchases of investments	(194,592)	(182,484)
Sales and maturities of investments	331,728	187,355
Purchase of other intangibles	(16,373)	(14,036)

Net cash used in investing activities	(211,182)	(341,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—
Proceeds from exercise of stock options	21,343	38,293
Payments to taxing authorities in connection with shares directly withheld from associates	(7,308)	(7,972)
Treasury stock purchases	(287,624)	—
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)

Net cash provided by (used in) financing activities	(350,280)	27,650

Effect of exchange rate changes on cash and cash equivalents	(7,159)	7,594

Net increase in cash and cash equivalents	140,045	289,569
Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$510,968	$460,430
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

Fiscal Period End

Our second fiscal quarter ends on the Saturday closest to June 30. The 2018 and 2017 second quarters ended on June 30, 2018 and July 1, 2017, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Six Months Ended
(In thousands)	2018	2017
Cash paid during the period for:
Interest (including amounts capitalized of $5,874 and $5,520, respectively)	$8,333	$9,067
Income taxes, net of refunds	(86,825)	99,104

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

In the second quarter of 2018, we continued our analysis of contractual arrangements that may qualify as leases under the new standard. We currently expect the most significant impact of this new guidance will be the recognition of right-of-use assets and lease liabilities for our operating leases of office space. At December 30, 2017, we disclosed aggregate minimum future payments under these arrangements of $124 million within Note 16, Commitments in our most recent Form 10-K. We do not expect the new standard to have a significant impact on our consolidated statements of operations.

Our analysis and evaluation of the new standard will continue through the effective date in the first quarter of 2019. We must complete our analysis of contractual arrangements, quantify all impacts of this new guidance, and evaluate related disclosures. We must also implement any necessary changes/modifications to processes, accounting systems, and internal controls.

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

Callable Debt Securities. In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance will impact how premiums are amortized on our available-for-sale investments. ASU 2017-08 is effective for the Company in the first quarter of 2019, with early adoption permitted. The standard requires the use of the modified retrospective (cumulative effect) transition approach. We do not expect ASU 2017-08 to have a material impact on our consolidated financial statements and related disclosures, and we do not expect to early adopt.

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

Prior periods were not retrospectively adjusted. The impact of applying Topic 606 (versus prior U.S. GAAP) increased revenues by $21 million and $64 million, and earnings before income taxes by $15 million and $13 million, for the three and six months ended June 30, 2018, respectively. The impact of applying Topic 606 (versus prior U.S. GAAP) did not have a significant impact on other line items in our condensed consolidated statements of operations, statements of comprehensive income, and statements of cash flows for the three and six month periods ended June 30, 2018. Additionally, the impact of applying Topic 606 did not have a significant impact on our condensed consolidated balance sheet as of June 30, 2018.

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

•
Services - We recognize revenue for fixed fee services arrangements over time, utilizing a labor hours input method. For fee-for-service arrangements, we recognize revenue over time as hours are worked at the rates clients are invoiced, utilizing the "as invoiced" practical expedient available in Topic 606. For stand-ready services arrangements, we recognize revenue ratably over the related service period.

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

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2018			2017(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$161,220	$11,168	$172,388	$146,895	$8,991	$155,886
Technology resale	61,789	13,468	75,257	66,358	6,774	73,132
Subscriptions	76,419	6,532	82,951	112,518	6,272	118,790
Professional services	387,540	59,778	447,318	347,313	48,850	396,163
Managed services	261,787	23,765	285,552	242,673	19,006	261,679
Support and maintenance	229,779	49,177	278,956	214,642	44,932	259,574
Reimbursed travel	23,530	1,775	25,305	25,255	1,515	26,770

Total revenues	$1,202,064	$165,663	$1,367,727	$1,155,654	$136,340	$1,291,994

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

	Six Months Ended
	2018			2017(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$285,314	$21,893	$307,207	$279,427	$18,787	$298,214
Technology resale	120,038	18,595	138,633	126,871	10,368	137,239
Subscriptions	146,271	13,316	159,587	220,770	11,441	232,211
Professional services	767,384	121,202	888,586	696,177	96,301	792,478
Managed services	507,932	45,925	553,857	485,306	36,192	521,498
Support and maintenance	464,015	99,505	563,520	432,386	89,292	521,678
Reimbursed travel	46,206	2,992	49,198	46,521	2,641	49,162

Total revenues	$2,337,160	$323,428	$2,660,588	$2,287,458	$265,022	$2,552,480

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended			Six Months Ended
	2018			2018
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Revenue recognized over time	$1,062,878	$144,262	$1,207,140	$2,091,373	$288,397	$2,379,770
Revenue recognized at a point in time	139,186	21,401	160,587	245,787	35,031	280,818

Total revenues	$1,202,064	$165,663	$1,367,727	$2,337,160	$323,428	$2,660,588

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $14.79 billion of which we expect to recognize approximately 31% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. During the six months ended June 30, 2018, we recognized $287 million of revenues that were included in our contract liability balance at the beginning of such period.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. At June 30, 2018, our condensed consolidated balance sheet includes an $85 million asset related to sales commissions to be expensed in future periods, which is included in other assets.

During the three and six months ended June 30, 2018, we recognized $10 million and $18 million, respectively, of amortization related to this sales commissions asset, which is included in costs of revenue in our condensed consolidated statements of operations.

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

Contract transaction price is allocated to performance obligations using estimated stand-alone selling price. Judgment is required in estimating stand-alone selling price for each distinct performance obligation. We determine stand-alone selling price maximizing observable inputs such as stand-alone sales when they exist or substantive renewal prices charged to clients. In instances where stand-alone selling price is not observable, we utilize an estimate of stand-alone selling price. Such estimates are derived from various methods that include: cost plus margin, historical pricing practices, and the residual approach, which requires a considerable amount of judgment.

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

Client receivables represent recorded revenues that have either been billed, or for which we have an unconditional right to invoice and receive payment in the future. We periodically provide long-term financing options to creditworthy clients through extended payment terms. Generally, these extended payment terms provide for date-based payments over a fixed period, not to exceed the term of the overall arrangement. Thus, our portfolio of client contracts contains a financing component, which is recognized over time as a component of other income, net in our condensed consolidated statements of operations.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment.

A summary of net receivables is as follows:

(In thousands)	June 30, 2018	December 30, 2017

Client receivables	$1,204,487	$1,082,886
Less: Allowance for doubtful accounts	61,639	52,786

Client receivables, net of allowance	1,142,848	1,030,100

Current portion of lease receivables	9,012	12,681

Total receivables, net	$1,151,860	$1,042,781

During the second quarter of 2008, Fujitsu Services Limited's ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This gave rise to the termination of our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu's obligation to pay amounts due upon termination, including our client receivables and damages for pre-termination losses. We are working with Fujitsu to resolve these issues based on processes provided for in the subcontract. Part of that process required final resolution of disputes between Fujitsu and the NHS regarding the prime contract termination, which has now occurred. As of June 30, 2018, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these client receivables have been classified as long-term and represent less than the majority of other long-term assets at June 30, 2018 and December 30, 2017. While the ultimate collectability of the client receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change.

During the first six months of 2018 and 2017, we received total client cash collections of $2.59 billion and $2.64 billion, respectively.

(4) Investments

Available-for-sale investments at June 30, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$42,195	$—	$—	$42,195
Time deposits	78,581	—	—	78,581
Total cash equivalents	120,776	—	—	120,776

Short-term investments:
Time deposits	28,988	—	—	28,988
Commercial paper	77,950	—	(98)	77,852
Government and corporate bonds	268,884	—	(1,128)	267,756
Total short-term investments	375,822	—	(1,226)	374,596

Long-term investments:
Government and corporate bonds	105,251	—	(753)	104,498

Total available-for-sale investments	$601,849	$—	$(1,979)	$599,870

Available-for-sale investments at December 30, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$99,472	$—	$—	$99,472
Time deposits	60,226	—	—	60,226
Government and corporate bonds	850	—	—	850
Total cash equivalents	160,548	—	—	160,548

Short-term investments:
Time deposits	40,186	—	—	40,186
Commercial paper	147,646	2	(139)	147,509
Government and corporate bonds	247,626	—	(477)	247,149
Total short-term investments	435,458	2	(616)	434,844

Long-term investments:
Government and corporate bonds	185,478	—	(1,026)	184,452

Total available-for-sale investments	$781,484	$2	$(1,642)	$779,844

We sold available-for-sale investments for proceeds of $45 million and $20 million during the six months ended June 30, 2018 and July 1, 2017, respectively, resulting in insignificant gains/losses in each period.

Other Investments

On July 27, 2018 we acquired a minority interest in Essence Group Holdings Corporation ("Essence Group") for cash consideration of $266 million under a Stock Purchase Agreement ("SPA") dated July 9, 2018. Concurrently with the execution of the SPA, we announced a strategic operating relationship with Lumeris Healthcare Outcomes, LLC ("Lumeris"), a subsidiary of Essence Group, pursuant to which we will collaborate to bring to market an EHR-agnostic offering, Maestro AdvantageTM, designed to help providers who participate in value-based arrangements, including Medicare Advantage and provider-sponsored health plans, control costs and improve outcomes.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at June 30, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$42,195	$—	$—
Time deposits	Cash equivalents	—	78,581	—
Time deposits	Short-term investments	—	28,988	—
Commercial paper	Short-term investments	—	77,852	—
Government and corporate bonds	Short-term investments	—	267,756	—
Government and corporate bonds	Long-term investments	—	104,498	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 30, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$99,472	$—	$—
Time deposits	Cash equivalents	—	60,226	—
Government and corporate bonds	Cash equivalents	—	850	—
Time deposits	Short-term investments	—	40,186	—
Commercial paper	Short-term investments	—	147,509	—
Government and corporate bonds	Short-term investments	—	247,149	—
Government and corporate bonds	Long-term investments	—	184,452	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at June 30, 2018 and December 30, 2017 was approximately $431 million and $519 million, respectively. The carrying amount of such debt at June 30, 2018 and December 30, 2017 was $425 million and $500 million, respectively.

(6) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	June 30, 2018	December 30, 2017

Senior Notes	$425,000	$500,000
Capital lease obligations	2,155	13,068
Other	14,162	14,162

Debt and capital lease obligations	441,317	527,230
Less: debt issuance costs	(402)	(515)

Debt and capital lease obligations, net	440,915	526,715
Less: current portion	(2,155)	(11,585)

Long-term debt and capital lease obligations	$438,760	$515,130

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

H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 ("U.S. Tax Reform"), was enacted on December 22, 2017. U.S. Tax Reform provides for, among other things, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Relevant accounting guidance provides that the impact of U.S. Tax Reform, as of the date of enactment, may be provisionally recorded and adjusted during a measurement period of up to one year. As of December 30, 2017, we provisionally recorded certain impacts of U.S. Tax Reform including an adjustment to our net deferred tax liability arising from the reduction in the federal tax rate as well as the impact of mandatory deemed repatriation. Additional analysis and computations are being performed with respect to these provisional amounts. The ultimate impact as of the enactment date may differ from the provisional amounts we have recorded, possibly materially, due to among other things, additional regulatory guidance that may be issued and changes to our assumptions and interpretations. No measurement period adjustments were recorded during the six months ended June 30, 2018.

Our effective tax rate was 20.6% and 28.7% for the first six months of 2018 and 2017, respectively. The decrease in the effective tax rate in 2018 is primarily due to the aforementioned reduction in the U.S. corporate statutory tax rate from 35% to 21%.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$169,357	330,206	$0.51	$179,683	331,056	$0.54
Effect of dilutive securities:
Stock options and non-vested shares	—	3,356		—	6,842
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$169,357	333,562	$0.51	$179,683	337,898	$0.53

For the three months ended June 30, 2018 and July 1, 2017, options to purchase 14.0 million and 11.0 million shares of common stock at per share prices ranging from $47.99 to $73.40 and $50.04 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$329,358	331,479	$0.99	$352,896	330,607	$1.07
Effect of dilutive securities:
Stock options and non-vested shares	—	3,744		—	6,509
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$329,358	335,223	$0.98	$352,896	337,116	$1.05

For the six months ended June 30, 2018 and July 1, 2017, options to purchase 12.4 million and 11.7 million shares of common stock at per share prices ranging from $50.04 to $73.40 and $47.38 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the six months ended June 30, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	21,332	$49.40
Granted	3,572	58.32
Exercised	(947)	23.25
Forfeited and expired	(156)	60.75
Outstanding as of June 30, 2018	23,801	51.71	$235,909	6.67

Exercisable as of June 30, 2018	12,287	$43.77	$210,966	4.84

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended June 30, 2018 were as follows:

Expected volatility (%)	27.0%
Expected term (yrs)	7
Risk-free rate (%)	2.8%
Fair value per option	$20.12
As of June 30, 2018, there was $185 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.59 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the six months ended June 30, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	799	$66.76
Granted	480	58.72
Vested	(343)	65.54
Forfeited	(3)	62.78

Outstanding as of June 30, 2018	933	$63.08
As of June 30, 2018, there was $44 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.09 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2018	2017	2018	2017

Stock option and non-vested share and share unit compensation expense	$24,204	$21,859	$49,139	$39,359
Associate stock purchase plan expense	1,916	1,495	3,278	2,970
Amounts capitalized in software development costs, net of amortization	161	(200)	321	(320)

Amounts charged against earnings, before income tax benefit	$26,281	$23,154	$52,738	$42,009

Amount of related income tax benefit recognized in earnings	$5,568	$6,647	$10,868	$12,063

Treasury Stock

In May 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. In May 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. During the six months ended June 30, 2018, we repurchased 4.8 million shares for total consideration of $288 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At June 30, 2018, $639 million remains available for repurchase under the program.

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable, in accordance with Accounting Standards Codification Topic 450, Contingencies.

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

In addition to commitments and obligations in the ordinary course of business, we are subject to various legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages. At this time, we do not believe the range of potential losses under these claims to be material to our condensed consolidated financial statements.

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

The following table presents a summary of our operating segments and other expense for the three and six months ended June 30, 2018 and July 1, 2017:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2018
Revenues	$1,202,064	$165,663	$—	$1,367,727

Costs of revenue	208,185	30,598	—	238,783
Operating expenses	551,468	73,407	295,782	920,657
Total costs and expenses	759,653	104,005	295,782	1,159,440

Operating earnings (loss)	$442,411	$61,658	$(295,782)	$208,287

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,155,654	$136,340	$—	$1,291,994

Costs of revenue	197,336	25,727	—	223,063
Operating expenses	488,955	65,581	265,007	819,543
Total costs and expenses	686,291	91,308	265,007	1,042,606

Operating earnings (loss)	$469,363	$45,032	$(265,007)	$249,388

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2018
Revenues	$2,337,160	$323,428	$—	$2,660,588

Costs of revenue	414,859	55,202	—	470,061
Operating expenses	1,071,339	142,551	573,135	1,787,025
Total costs and expenses	1,486,198	197,753	573,135	2,257,086

Operating earnings (loss)	$850,962	$125,675	$(573,135)	$403,502

(In thousands)	Domestic	Global	Other	Total

Six Months Ended 2017
Revenues	$2,287,458	$265,022	$—	$2,552,480

Costs of revenue	373,697	48,359	—	422,056
Operating expenses	972,335	129,104	535,471	1,636,910
Total costs and expenses	1,346,032	177,463	535,471	2,058,966

Operating earnings (loss)	$941,426	$87,559	$(535,471)	$493,514

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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2018 and 2017 second quarters ended on June 30, 2018 and July 1, 2017, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "believe," "may," "expect," "positioned," "anticipate," "forecast," "guidance," "opportunity," "outlook" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software, solutions or services; material adverse resolution of legal proceedings; risks associated with our global operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom's vote to leave the European Union (commonly referred to as Brexit) on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our fundamental strategic focus is the creation of organic growth by investing in research and development ("R&D") to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% and 13%, respectively. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 27,000 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current suppliers. We may also supplement organic growth with acquisitions or strategic investments.

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

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.78 billion in the second quarter of 2018, which is an increase of 9% compared to $1.64 billion in the second quarter of 2017.

Revenues for the second quarter of 2018 increased 6% to $1.37 billion, compared to $1.29 billion in the second quarter of 2017. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the second quarter of 2018 decreased 6% to $169 million, compared to $180 million in the second quarter of 2017. Diluted earnings per share decreased 4% to $0.51, compared to $0.53 in the second quarter of 2017. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, which reflects the hiring of personnel to support revenue growth. The increase in operating expenses was partially offset by a lower effective tax rate, stemming from certain U.S. income tax reform enacted in December 2017.

We had cash collections of receivables of $1.32 billion in both the second quarter of 2018 and 2017. Days sales outstanding was 77 days for the second quarter of 2018 compared to 73 days for both the first quarter of 2018 and the second quarter of 2017. Operating cash flows for the second quarter of 2018 were $300 million compared to $292 million in the second quarter of 2017.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017
The following table presents a summary of the operating information for the second quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$1,367,727	100%	$1,291,994	100%	6%
Costs of revenue	238,783	17%	223,063	17%	7%

Margin	1,128,944	83%	1,068,931	83%	6%

Operating expenses
Sales and client service	635,105	46%	563,387	44%	13%
Software development	168,278	12%	142,835	11%	18%
General and administrative	95,464	7%	90,633	7%	5%
Amortization of acquisition-related intangibles	21,810	2%	22,688	2%	(4)%

Total operating expenses	920,657	67%	819,543	63%	12%

Total costs and expenses	1,159,440	85%	1,042,606	81%	11%

Operating earnings	208,287	15%	249,388	19%	(16)%

Other income, net	6,597		2,661
Income taxes	(45,527)		(72,366)

Net earnings	$169,357		$179,683		(6)%
Revenues & Backlog
Revenues increased 6% to $1.37 billion in the second quarter of 2018, as compared to $1.29 billion in the same period of 2017. The growth in revenues includes a $51 million increase in professional services revenue, driven by increased contributions from our Cerner ITWorksSM and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $14.79 billion as of June 30, 2018. In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to condensed consolidated financial statements. In connection with the adoption of such guidance, we modified our calculation of backlog as previously determined under Regulation S-K to represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) to conform to the new revenue recognition guidance. Backlog amounts disclosed in prior periods have not been adjusted, and are not comparable to, the current period presentation.
Costs of Revenue
Costs of revenue as a percent of revenues were 17% in the second quarter of both 2018 and 2017.
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

Operating Expenses
Total operating expenses increased 12% to $921 million in the second quarter of 2018, as compared to $820 million in the same period of 2017.

•
Sales and client service expenses as a percent of revenues were 46% in the second quarter of 2018, compared to 44% in the same period of 2017. These expenses increased 13% to $635 million in the second quarter of 2018, from $563 million in the same period of 2017. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 12% in the second quarter of 2018, compared to 11% in the same period of 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2018 and 2017 is as follows:

	Three Months Ended
(In thousands)	2018	2017

Software development costs	$185,486	$173,282
Capitalized software costs	(68,786)	(71,087)
Capitalized costs related to share-based payments	(563)	(787)
Amortization of capitalized software costs	52,141	41,427

Total software development expense	$168,278	$142,835

•
General and administrative expenses as a percent of revenues were 7% in the second quarter of both 2018 and 2017. These expenses increased 5% to $95 million in the second quarter of 2018, from $91 million in the same period in 2017. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses is primarily due to an increase in personnel expenses.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the second quarter of both 2018 and 2017. These expenses remained relatively flat at $22 million in the second quarter of 2018, and $23 million in the same period in 2017. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income, net was $7 million in the second quarter of 2018, compared to $3 million in the same period of 2017. The increase is primarily attributable to increased interest income on our cash and investment balances, due to a combination of increased holdings and rising interest rates.

•
Our effective tax rate was 21.2% for the second quarter of 2018, compared to 28.7% in the same period of 2017. The decrease in the effective tax rate in 2018 is primarily due to a reduction in the U.S. corporate statutory tax rate from 35% to 21%, effective January 1, 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, the Bahamas, Belgium, Bermuda, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, India, Ireland, Kuwait, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the second quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Domestic Segment
Revenues	$1,202,064	100%	$1,155,654	100%	4%

Costs of revenue	208,185	17%	197,336	17%	5%
Operating expenses	551,468	46%	488,955	42%	13%
Total costs and expenses	759,653	63%	686,291	59%	11%

Domestic operating earnings	442,411	37%	469,363	41%	(6)%

Global Segment
Revenues	165,663	100%	136,340	100%	22%

Costs of revenue	30,598	18%	25,727	19%	19%
Operating expenses	73,407	44%	65,581	48%	12%
Total costs and expenses	104,005	63%	91,308	67%	14%

Global operating earnings	61,658	37%	45,032	33%	37%

Other, net	(295,782)		(265,007)		12%

Consolidated operating earnings	$208,287		$249,388		(16)%
Domestic Segment

•
Revenues increased 4% to $1.20 billion in the second quarter of 2018, from $1.16 billion in the same period of 2017. The growth in revenues includes a $40 million increase in professional services revenue, driven by increased contributions from our Cerner ITWorksSM and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•	Costs of revenue as a percent of revenues were 17% in the second quarter of both 2018 and 2017.

•
Operating expenses as a percent of revenues were 46% in the second quarter of 2018, compared to 42% in the same period of 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•
Revenues increased 22% to $166 million in the second quarter of 2018, from $136 million in the same period of 2017. This increase was driven by growth across most of our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 18% in the second quarter of 2018, compared to 19% in the same period of 2017. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 44% in the second quarter of 2018, compared to 48% in the same period of 2017. The decrease as a percent of revenues is primarily a reflection of increased revenue in proportion to the amount of our fixed operating expenses.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 12% to $296 million in the second quarter of 2018, from $265 million in the same period of 2017. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017
The following table presents a summary of our operating information for the first six months of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$2,660,588	100%	$2,552,480	100%	4%
Costs of revenue	470,061	18%	422,056	17%	11%

Margin	2,190,527	82%	2,130,424	83%	3%

Operating expenses
Sales and client service	1,225,053	46%	1,123,587	44%	9%
Software development	329,895	12%	288,736	11%	14%
General and administrative	187,758	7%	179,025	7%	5%
Amortization of acquisition-related intangibles	44,319	2%	45,562	2%	(3)%

Total operating expenses	1,787,025	67%	1,636,910	64%	9%

Total costs and expenses	2,257,086	85%	2,058,966	81%	10%

Operating earnings	403,502	15%	493,514	19%	(18)%

Other income, net	11,461		1,545
Income taxes	(85,605)		(142,163)

Net earnings	$329,358		$352,896		(7)%
Revenues
Revenues increased 4% to $2.66 billion in the first six months of 2018, as compared to $2.55 billion in the same period of 2017. The growth in revenues includes a $96 million increase in professional services revenue, driven by increased contributions from our Cerner ITWorksSM and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.
Costs of Revenue
Costs of revenue as a percent of revenues were 18% in the first six months of 2018, compared to 17% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

Operating Expenses
Total operating expenses increased 9% to $1.79 billion in the first six months of 2018, as compared to $1.64 billion in the same period of 2017.

•
Sales and client service expenses as a percent of revenues were 46% in the first six months of 2018, compared to 44% in the same period of 2017. These expenses increased 9% to $1.23 billion in the first six months of 2018, from $1.12 billion in the same period of 2017. The growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 12% in the first six months of 2018, compared to 11% in the same period of 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2018 and 2017 is as follows:

	Six Months Ended
(In thousands)	2018	2017

Software development costs	$370,704	$349,714
Capitalized software costs	(141,857)	(141,506)
Capitalized costs related to share-based payments	(1,094)	(1,460)
Amortization of capitalized software costs	102,142	81,988

Total software development expense	$329,895	$288,736

•
General and administrative expenses as a percent of revenues were 7% in the first six months of both 2018 and 2017. These expenses increased 5% to $188 million in the first six months of 2018, from $179 million in the same period of 2017. The increase in general and administrative expenses is primarily due to increased expense associated with share-based payment awards.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first six months of both 2018 and 2017. These expenses remained relatively flat at $44 million in the first six months of 2018, and $46 million in the same period of 2017.

Non-Operating Items

•
Other income, net was $11 million in the first six months of 2018, compared to $2 million in the same period of 2017. The increase is primarily attributable to increased interest income on our cash and investment balances, due to a combination of increased holdings and rising interest rates.

•
Our effective tax rate was 20.6% for the first six months of 2018, compared to 28.7% in the same period of 2017. The decrease in the effective tax rate in 2018 is primarily due to a reduction in the U.S. corporate statutory tax rate from 35% to 21%, effective January 1, 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first six months of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Domestic Segment
Revenues	$2,337,160	100%	$2,287,458	100%	2%

Costs of revenue	414,859	18%	373,697	16%	11%
Operating expenses	1,071,339	46%	972,335	43%	10%
Total costs and expenses	1,486,198	64%	1,346,032	59%	10%

Domestic operating earnings	850,962	36%	941,426	41%	(10)%

Global Segment
Revenues	323,428	100%	265,022	100%	22%

Costs of revenue	55,202	17%	48,359	18%	14%
Operating expenses	142,551	44%	129,104	49%	10%
Total costs and expenses	197,753	61%	177,463	67%	11%

Global operating earnings	125,675	39%	87,559	33%	44%

Other, net	(573,135)		(535,471)		7%

Consolidated operating earnings	$403,502		$493,514		(18)%
Domestic Segment

•
Revenues increased 2% to $2.34 billion in the first six months of 2018, from $2.29 billion in the same period of 2017. The growth in revenues includes a $71 million increase in professional services revenue, driven by increased contributions from our Cerner ITWorksSM and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 18% in the first six months of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

•
Operating expenses as a percent of revenues were 46% in the first six months of 2018, compared to 43% in the same period of 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•
Revenues increased 22% to $323 million in the first six months of 2018, from $265 million in the same period of 2017. This increase was driven by growth across most of our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 17% in the first six months of 2018, compared to 18% in the same period of 2017. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 44% in the first six months of 2018, compared to 49% in the same period in 2017. The decrease as a percent of revenues is primarily a reflection of increased revenue in proportion to the amount of our fixed operating expenses.

Other, net
These expenses increased 7% to $573 million in the first six months of 2018, from $535 million in the same period of 2017. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At June 30, 2018, we had cash and cash equivalents of $511 million and short-term investments of $375 million, as compared to cash and cash equivalents of $371 million and short-term investments of $435 million at December 30, 2017.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of June 30, 2018, we had no outstanding borrowings under this facility; however, we had $47 million of outstanding letters of credit, which reduced our available borrowing capacity to $53 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first six months of 2018 and 2017:

	Six Months Ended
(In thousands)	2018	2017

Cash flows from operating activities	$708,666	$595,828
Cash flows from investing activities	(211,182)	(341,503)
Cash flows from financing activities	(350,280)	27,650
Effect of exchange rate changes on cash	(7,159)	7,594
Total change in cash and cash equivalents	140,045	289,569

Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$510,968	$460,430

Free cash flow (non-GAAP)	$376,721	$263,490

Cash from Operating Activities

	Six Months Ended
(In thousands)	2018	2017

Cash collections from clients	$2,592,826	$2,644,616
Cash paid to employees and suppliers and other	(1,962,652)	(1,940,617)
Cash paid for interest	(8,333)	(9,067)
Cash paid for taxes, net of refunds	86,825	(99,104)

Total cash from operations	$708,666	$595,828
Cash flow from operations increased $113 million in the first six months of 2018 when compared to the same period of 2017, due primarily to net refunds of taxes. Days sales outstanding was 77 days in the second quarter of 2018, compared to 73 days for both the first quarter of 2018 and second quarter of 2017. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2018	2017

Capital purchases	$(188,994)	$(189,372)
Capitalized software development costs	(142,951)	(142,966)
Sales and maturities of investments, net of purchases	137,136	4,871
Purchases of other intangibles	(16,373)	(14,036)

Total cash flows from investing activities	$(211,182)	$(341,503)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first six months of 2018 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for 2018 is expected to exceed 2017 levels, primarily driven by an increase in spending to support our facilities requirements, including commencement of construction on the next two phases of our Innovations Campus (office space development located in Kansas City, Missouri); along with increased capital purchases to support the growth in our managed services business.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2017 activity was impacted by a change in investment mix, where we invested more heavily in cash equivalents versus short-term and long-term investments. The 2018 activity is impacted by excess cash being used to repurchase shares of our common stock, as discussed further below.

On July 27, 2018 we acquired a minority interest in Essence Group Holdings Corporation for cash consideration of $266 million. Refer to Note (4) of the notes to condensed consolidated financial statements for further information regarding this investment.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2018	2017

Repayment of long-term debt	$(75,000)	$—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	14,035	30,321
Treasury stock purchases	(287,624)	—
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)

Total cash flows from financing activities	$(350,280)	$27,650
In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2018 based on the number of exercisable options as of June 30, 2018 and our current stock price.

During the six months ended June 30, 2018, we repurchased 4.8 million shares of our common stock for total consideration of $288 million. At June 30, 2018, $639 million remains available for repurchase under our current program. We may continue to repurchase shares under this program in 2018, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Free Cash Flow (Non-GAAP)

	Three Months Ended			Six Months Ended
(In thousands)	2018	2017		2018	2017

Cash flows from operating activities (GAAP)	$299,701	$292,243		$708,666	$595,828
Capital purchases	(109,283)	(101,307)		(188,994)	(189,372)
Capitalized software development costs	(69,349)	(71,874)		(142,951)	(142,966)

Free cash flow (non-GAAP)	$121,069	$119,062	113,231,000	$376,721	$263,490

Free cash flow increased $113 million in the first six months of 2018 compared to the same period in 2017, primarily due to an increase in cash from operations. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe to be the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

During the fiscal quarter ended June 30, 2018, we initiated a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our upcoming adoption of the new lease standard effective in the first quarter of 2019. Such plan resulted in changes to certain processes and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•Monitoring of the adoption process; and

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard's adoption.

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.

Except as disclosed above, there were no other changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2018.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 1, 2018 - April 28, 2018	—	$—	—	$339,023,012
April 29, 2018 - May 26, 2018	3,408,003	58.76	3,402,811	639,091,129
May 27, 2018 - June 30, 2018	41,103	59.73	—	639,091,129

Total	3,449,106	$58.77	3,402,811

(a)
Of the 3,449,106 shares of common stock, par value $0.01 per share, presented in the table above, 46,295 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 46,295 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on May 25, 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. As announced on May 21, 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. During the six months ended June 30, 2018, we repurchased 4.8 million shares for total consideration of $288 million under the program pursuant to Rule 10b5-1 plans. At June 30, 2018, $639 million remains available for repurchase under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

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

CERNER CORPORATION
Registrant

Date: August 3, 2018	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)