Form 10-Q
period 2018-09-29
CERNER CORP /MO/
filed 2018-10-26
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2018
OR
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
Yes [X]     No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]     No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2018
Common Stock, $0.01 par value per share	329,488,284 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 29, 2018 (unaudited) and December 30, 2017

(In thousands, except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$498,614	$370,923
Short-term investments	314,932	434,844
Receivables, net	1,210,616	1,042,781
Inventory	24,744	15,749
Prepaid expenses and other	337,904	515,930
Total current assets	2,386,810	2,380,227

Property and equipment, net	1,697,249	1,603,319
Software development costs, net	882,257	822,159
Goodwill	848,237	853,005
Intangible assets, net	420,542	479,753
Long-term investments	338,233	196,837
Other assets	212,072	134,011

Total assets	$6,785,400	$6,469,311

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$258,431	$218,996
Current installments of long-term debt and capital lease obligations	2,318	11,585
Deferred revenue	352,778	311,337
Accrued payroll and tax withholdings	233,011	183,770
Other accrued expenses	60,487	63,907
Total current liabilities	907,025	789,595

Long-term debt and capital lease obligations	438,781	515,130
Deferred income taxes and other liabilities	369,547	365,674
Deferred revenue	4,317	13,564
Total liabilities	1,719,670	1,683,963

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 361,866,683 shares issued at September 29, 2018 and 359,204,864 shares issued at December 30, 2017	3,619	3,592
Additional paid-in capital	1,527,224	1,380,371
Retained earnings	5,445,205	4,938,866
Treasury stock, 32,436,972 shares at September 29, 2018 and 26,743,517 shares at December 30, 2017	(1,809,309)	(1,464,099)
Accumulated other comprehensive loss, net	(101,009)	(73,382)
Total shareholders' equity	5,065,730	4,785,348

Total liabilities and shareholders' equity	$6,785,400	$6,469,311

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 29, 2018 and September 30, 2017
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2018	2017	2018	2017

Revenues	$1,340,073	$1,276,007	$4,000,661	$3,828,487
Costs and expenses:
Costs of revenue	230,332	202,904	700,393	624,960
Sales and client service	605,946	564,621	1,830,999	1,688,208
Software development (Includes amortization of $53,429 and $155,571 for the three and nine months ended September 29, 2018, respectively; and $44,358 and $126,346 for the three and nine months ended September 30, 2017, respectively)	172,297	153,834	502,192	442,570
General and administrative	102,789	84,178	290,547	263,203
Amortization of acquisition-related intangibles	21,553	22,564	65,872	68,126

Total costs and expenses	1,132,917	1,028,101	3,390,003	3,087,067

Operating earnings	207,156	247,906	610,658	741,420

Other income, net	6,943	2,509	18,404	4,054

Earnings before income taxes	214,099	250,415	629,062	745,474
Income taxes	(44,718)	(72,991)	(130,323)	(215,154)

Net earnings	$169,381	$177,424	$498,739	$530,320

Basic earnings per share	$0.51	$0.53	$1.51	$1.60
Diluted earnings per share	$0.51	$0.52	$1.49	$1.57
Basic weighted average shares outstanding	329,342	331,993	330,789	331,319
Diluted weighted average shares outstanding	332,937	338,780	334,493	337,946
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 29, 2018 and September 30, 2017
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2018	2017	2018	2017

Net earnings	$169,381	$177,424	$498,739	$530,320
Foreign currency translation adjustment and other (net of taxes (benefit) of $(13) and $572 for the three and nine months ended September 29, 2018; and $(100) and $991 for the three and nine months ended September 30, 2017)	(8,907)	10,806	(27,924)	37,369
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $181 and $97 for the three and nine months ended September 29, 2018; and $(1) and $34 for the three and nine months ended September 30, 2017)	553	(2)	297	55

Comprehensive income	$161,027	$188,228	$471,112	$567,744

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 29, 2018 and September 30, 2017
(unaudited)

	Nine Months Ended
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$498,739	$530,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	473,748	425,241
Share-based compensation expense	74,348	59,217
Provision for deferred income taxes	16,412	36,667
Changes in assets and liabilities:
Receivables, net	(250,042)	(19,080)
Inventory	(9,006)	(909)
Prepaid expenses and other	162,053	(11,908)
Accounts payable	21,762	(12,651)
Accrued income taxes	(9,150)	1,984
Deferred revenue	34,316	12,749
Other accrued liabilities	33,940	(62,865)

Net cash provided by operating activities	1,047,120	958,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(305,951)	(262,372)
Capitalized software development costs	(209,122)	(210,033)
Purchases of investments	(477,156)	(337,010)
Sales and maturities of investments	454,439	237,912
Purchase of other intangibles	(24,304)	(22,186)

Net cash used in investing activities	(562,094)	(593,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—
Proceeds from exercise of stock options	82,001	61,688
Payments to taxing authorities in connection with shares directly withheld from associates	(9,749)	(7,989)
Treasury stock purchases	(345,210)	(23,389)
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)
Other	3,945	—

Net cash provided by (used in) financing activities	(345,704)	27,639

Effect of exchange rate changes on cash and cash equivalents	(11,631)	9,478

Net increase in cash and cash equivalents	127,691	402,193
Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$498,614	$573,054
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

Fiscal Period End

Our third fiscal quarter ends on the Saturday closest to September 30. The 2018 and 2017 third quarters ended on September 29, 2018 and September 30, 2017, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
(In thousands)	2018	2017
Cash paid during the period for:
Interest (including amounts capitalized of $9,318 and $7,760, respectively)	$15,568	$17,175
Income taxes, net of refunds	(47,462)	167,859

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

We adopted this new guidance effective for our first quarter of 2018. Provisions within the guidance applicable to the Company were required to be applied prospectively. We have elected to measure our cost method investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At September 29, 2018, we had cost method investments of $277 million, which do not have readily determinable fair values. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the nine months ended September 29, 2018.
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force). Such guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of 2020, with early adoption permitted, and either prospective or retrospective application accepted. The Company adopted the standard early, in the third quarter of 2018, and elected prospective application. The adoption of such guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes new transition guidance for the adoption of ASU 2016-02. Such guidance creates an additional transition method allowing entities to use the effective date of ASU 2016-02 as the date of initial application on transition. Under this method, entities will not be required to recast comparative periods when transitioning to the new guidance. Entities will also not be required to present comparative period disclosures under the new guidance in the period of adoption. We expect to select this new transition method upon our adoption in the first quarter of 2019.

In the third quarter of 2018, we continued our analysis of contractual arrangements that may qualify as leases under the new standard. We currently expect the most significant impact of this new guidance will be the recognition of right-of-use assets and lease liabilities for our operating leases of office space. At December 30, 2017, we disclosed aggregate minimum future payments under these arrangements of $124 million within Note 16, Commitments in our most recent Form 10-K. We do not expect the new standard to have a significant impact on our consolidated statements of operations.

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

Shareholders' Equity. In August 2018, the Securities and Exchange Commission ("SEC") issued SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification. Such guidance, among other things, extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose changes in shareholders' equity. Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by this new guidance, registrants must now analyze changes in shareholders' equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. This guidance is effective for filings submitted on or after November 5, 2018. We expect to satisfy this new disclosure requirement in future Form 10-Q filings by presenting a separate condensed consolidated statement of shareholders' equity.

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

Prior periods were not retrospectively adjusted. The impact of applying Topic 606 (versus prior U.S. GAAP) increased revenues by $44 million and $108 million, and earnings before income taxes by $24 million and $37 million, for the three and nine months ended September 29, 2018, respectively. This impact is primarily driven by certain new contracts in 2018, which include certain specified upgrades for which we are allowed to estimate stand-alone selling price when allocating transaction consideration to performance obligations. Under prior U.S. GAAP, we would not have been able to establish vendor specific objective evidence of fair value for such items, as further discussed in our most recent annual report on Form 10-K, and thus would have had to delay the timing of revenue recognition for such contracts.

The application of Topic 606 (versus prior U.S. GAAP) did not have a significant impact on other line items in our condensed consolidated statements of operations, statements of comprehensive income, and statements of cash flows for the three and nine month periods ended September 29, 2018. Additionally, the application of Topic 606 did not have a significant impact on our condensed consolidated balance sheet as of September 29, 2018.

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

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2018			2017(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$132,447	$7,441	$139,888	$133,339	$11,176	$144,515
Technology resale	51,097	9,281	60,378	49,793	7,153	56,946
Subscriptions	73,792	5,323	79,115	116,144	6,416	122,560
Professional services	400,695	56,030	456,725	354,390	46,494	400,884
Managed services	278,019	23,981	302,000	243,454	20,130	263,584
Support and maintenance	229,202	48,578	277,780	213,728	49,633	263,361
Reimbursed travel	22,902	1,285	24,187	23,123	1,034	24,157

Total revenues	$1,188,154	$151,919	$1,340,073	$1,133,971	$142,036	$1,276,007

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

	Nine Months Ended
	2018			2017(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$417,761	$29,334	$447,095	$412,766	$29,963	$442,729
Technology resale	171,135	27,876	199,011	176,664	17,521	194,185
Subscriptions	220,063	18,639	238,702	336,914	17,857	354,771
Professional services	1,168,079	177,232	1,345,311	1,050,567	142,795	1,193,362
Managed services	785,951	69,906	855,857	728,760	56,322	785,082
Support and maintenance	693,217	148,083	841,300	646,114	138,925	785,039
Reimbursed travel	69,108	4,277	73,385	69,644	3,675	73,319

Total revenues	$3,525,314	$475,347	$4,000,661	$3,421,429	$407,058	$3,828,487

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended			Nine Months Ended
	2018			2018
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Revenue recognized over time	$1,078,029	$137,594	$1,215,623	$3,169,402	$425,991	$3,595,393
Revenue recognized at a point in time	110,125	14,325	124,450	355,912	49,356	405,268

Total revenues	$1,188,154	$151,919	$1,340,073	$3,525,314	$475,347	$4,000,661

Transaction Price Allocated to Remaining Performance Obligations

As of September 29, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $14.70 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as either current or long-term deferred revenue. During the nine months ended September 29, 2018, substantially all of our contract liability balance at the beginning of such period was recognized in revenues.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. At September 29, 2018, our condensed consolidated balance sheet includes an $84 million asset related to sales commissions to be expensed in future periods, which is included in other assets.

During the three and nine months ended September 29, 2018, we recognized $12 million and $30 million, respectively, of amortization related to this sales commissions asset, which is included in costs of revenue in our condensed consolidated statements of operations.

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

A summary of net receivables is as follows:

(In thousands)	September 29, 2018	December 30, 2017

Client receivables	$1,256,678	$1,082,886
Less: Allowance for doubtful accounts	59,318	52,786

Client receivables, net of allowance	1,197,360	1,030,100

Current portion of lease receivables	13,256	12,681

Total receivables, net	$1,210,616	$1,042,781

During the second quarter of 2008, Fujitsu Services Limited's ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This gave rise to the termination of our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu's obligation to pay amounts due upon termination, including our client receivables and damages for pre-termination losses. We are working with Fujitsu to resolve these issues based on processes provided for in the subcontract. Part of that process required final resolution of disputes between Fujitsu and the NHS regarding the prime contract termination, which has now occurred. As of September 29, 2018, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these client receivables have been classified as long-term and represent less than the majority of other long-term assets at September 29, 2018 and December 30, 2017. While the ultimate collectability of the client receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts and that collection of recorded amounts is probable. Nevertheless, it is reasonably possible that our estimates regarding collectability of such amounts might materially change.

During the first nine months of 2018 and 2017, we received total client cash collections of $3.99 billion and $4.06 billion, respectively.

(4) Investments

Available-for-sale investments at September 29, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$151,635	$—	$—	$151,635
Time deposits	59,869	—	—	59,869
Commercial paper	14,350	—	—	14,350
Total cash equivalents	225,854	—	—	225,854

Short-term investments:
Time deposits	30,485	—	—	30,485
Commercial paper	34,450	—	(24)	34,426
Government and corporate bonds	251,060	—	(1,039)	250,021
Total short-term investments	315,995	—	(1,063)	314,932

Long-term investments:
Government and corporate bonds	57,043	5	(187)	56,861

Total available-for-sale investments	$598,892	$5	$(1,250)	$597,647

Available-for-sale investments at December 30, 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$99,472	$—	$—	$99,472
Time deposits	60,226	—	—	60,226
Government and corporate bonds	850	—	—	850
Total cash equivalents	160,548	—	—	160,548

Short-term investments:
Time deposits	40,186	—	—	40,186
Commercial paper	147,646	2	(139)	147,509
Government and corporate bonds	247,626	—	(477)	247,149
Total short-term investments	435,458	2	(616)	434,844

Long-term investments:
Government and corporate bonds	185,478	—	(1,026)	184,452

Total available-for-sale investments	$781,484	$2	$(1,642)	$779,844

We sold available-for-sale investments for proceeds of $45 million and $29 million during the nine months ended September 29, 2018 and September 30, 2017, respectively, resulting in insignificant gains/losses in each period.

Other Investments

On July 27, 2018 we acquired a minority interest in Essence Group Holdings Corporation ("Essence Group") for cash consideration of $266 million under a Stock Purchase Agreement ("SPA") dated July 9, 2018. Such investment is presented in long-term investments in our condensed consolidated balance sheets and is accounted for under the cost method of accounting.

Concurrently with the execution of the SPA, we announced a strategic operating relationship with Lumeris Healthcare Outcomes, LLC ("Lumeris"), a subsidiary of Essence Group, pursuant to which we will collaborate to bring to market an EHR-agnostic offering, Maestro AdvantageTM, designed to help providers who participate in value-based arrangements, including Medicare Advantage and provider-sponsored health plans, control costs and improve outcomes. Additionally, we sold certain solutions to Lumeris for an aggregate contract value of $28 million, most of which is to be recognized as revenue ratably over the next two years.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at September 29, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$151,635	$—	$—
Time deposits	Cash equivalents	—	59,869	—
Commercial paper	Cash equivalents	—	14,350	—
Time deposits	Short-term investments	—	30,485	—
Commercial paper	Short-term investments	—	34,426	—
Government and corporate bonds	Short-term investments	—	250,021	—
Government and corporate bonds	Long-term investments	—	56,861	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 30, 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$99,472	$—	$—
Time deposits	Cash equivalents	—	60,226	—
Government and corporate bonds	Cash equivalents	—	850	—
Time deposits	Short-term investments	—	40,186	—
Commercial paper	Short-term investments	—	147,509	—
Government and corporate bonds	Short-term investments	—	247,149	—
Government and corporate bonds	Long-term investments	—	184,452	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at September 29, 2018 and December 30, 2017 was approximately $426 million and $519 million, respectively. The carrying amount of such debt at September 29, 2018 and December 30, 2017 was $425 million and $500 million, respectively.

(6) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	September 29, 2018	December 30, 2017

Senior Notes	$425,000	$500,000
Capital lease obligations	2,318	13,068
Other	14,162	14,162

Debt and capital lease obligations	441,480	527,230
Less: debt issuance costs	(381)	(515)

Debt and capital lease obligations, net	441,099	526,715
Less: current portion	(2,318)	(11,585)

Long-term debt and capital lease obligations	$438,781	$515,130

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

H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 ("U.S. Tax Reform"), was enacted on December 22, 2017. U.S. Tax Reform provides for, among other things, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Relevant accounting guidance provides that the impact of U.S. Tax Reform, as of the date of enactment, may be provisionally recorded and adjusted during a measurement period of up to one year. As of December 30, 2017, we provisionally recorded certain impacts of U.S. Tax Reform including an adjustment to our net deferred tax liability arising from the reduction in the federal tax rate as well as the impact of mandatory deemed repatriation. Additional analysis and computations are being performed with respect to these provisional amounts. The ultimate impact as of the enactment date may differ from the provisional amounts we have recorded, possibly materially, due to among other things, additional regulatory guidance that may be issued and changes to our assumptions and interpretations. Measurement period adjustments recorded during the nine months ended September 29, 2018 did not have a significant impact on our condensed consolidated financial statements.

Our effective tax rate was 20.7% and 28.9% for the first nine months of 2018 and 2017, respectively. The decrease in the effective tax rate in 2018 is primarily due to the aforementioned reduction in the U.S. corporate statutory tax rate from 35% to 21%.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$169,381	329,342	$0.51	$177,424	331,993	$0.53
Effect of dilutive securities:
Stock options and non-vested shares	—	3,595		—	6,787
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$169,381	332,937	$0.51	$177,424	338,780	$0.52

For the three months ended September 29, 2018 and September 30, 2017, options to purchase 13.0 million and 11.0 million shares of common stock at per share prices ranging from $50.04 to $73.40 and $50.04 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$498,739	330,789	$1.51	$530,320	331,319	$1.60
Effect of dilutive securities:
Stock options and non-vested shares	—	3,704		—	6,627
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$498,739	334,493	$1.49	$530,320	337,946	$1.57

For the nine months ended September 29, 2018 and September 30, 2017, options to purchase 12.7 million and 10.4 million shares of common stock at per share prices ranging from $50.04 to $73.40 and $47.38 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the nine months ended September 29, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	21,332	$49.40
Granted	3,582	58.34
Exercised	(2,316)	35.71
Forfeited and expired	(378)	62.75
Outstanding as of September 29, 2018	22,220	52.04	$287,526	6.49

Exercisable as of September 29, 2018	11,235	$44.07	$234,623	4.66

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended September 29, 2018 were as follows:

Expected volatility (%)	27.0%
Expected term (yrs)	7
Risk-free rate (%)	2.8%
Fair value per option	$20.12
As of September 29, 2018, there was $164 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.41 years.
Non-vested Shares and Share Units

Non-vested share and share unit activity for the nine months ended September 29, 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	799	$66.76
Granted	531	59.34
Vested	(426)	65.93
Forfeited	(20)	63.43

Outstanding as of September 29, 2018	884	$62.77
As of September 29, 2018, there was $38 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.10 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2018	2017	2018	2017

Stock option and non-vested share and share unit compensation expense	$25,209	$19,858	$74,348	$59,217
Associate stock purchase plan expense	1,407	1,546	4,685	4,516
Amounts capitalized in software development costs, net of amortization	266	(45)	587	(365)

Amounts charged against earnings, before income tax benefit	$26,882	$21,359	$79,620	$63,368

Amount of related income tax benefit recognized in earnings	$5,615	$6,226	$16,483	$18,289

Treasury Stock

In May 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. In May 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. During the nine months ended September 29, 2018, we repurchased 5.7 million shares for total consideration of $345 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At September 29, 2018, $582 million remains available for repurchase under the program.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 29, 2018 and September 30, 2017:

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2018
Revenues	$1,188,154	$151,919	$—	$1,340,073

Costs of revenue	202,980	27,352	—	230,332
Operating expenses	532,958	67,220	302,407	902,585
Total costs and expenses	735,938	94,572	302,407	1,132,917

Operating earnings (loss)	$452,216	$57,347	$(302,407)	$207,156

(In thousands)	Domestic	Global	Other	Total

Three Months Ended 2017
Revenues	$1,133,971	$142,036	$—	$1,276,007

Costs of revenue	176,198	26,706	—	202,904
Operating expenses	502,256	68,229	254,712	825,197
Total costs and expenses	678,454	94,935	254,712	1,028,101

Operating earnings (loss)	$455,517	$47,101	$(254,712)	$247,906

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2018
Revenues	$3,525,314	$475,347	$—	$4,000,661

Costs of revenue	617,839	82,554	—	700,393
Operating expenses	1,604,297	209,771	875,542	2,689,610
Total costs and expenses	2,222,136	292,325	875,542	3,390,003

Operating earnings (loss)	$1,303,178	$183,022	$(875,542)	$610,658

(In thousands)	Domestic	Global	Other	Total

Nine Months Ended 2017
Revenues	$3,421,429	$407,058	$—	$3,828,487

Costs of revenue	549,895	75,065	—	624,960
Operating expenses	1,474,591	197,333	790,183	2,462,107
Total costs and expenses	2,024,486	272,398	790,183	3,087,067

Operating earnings (loss)	$1,396,943	$134,660	$(790,183)	$741,420

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2018 and 2017 third quarters ended on September 29, 2018 and September 30, 2017, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

Except for the historical information and discussions contained herein, statements contained in this quarterly report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. These statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "believe," "may," "expect," "positioned," "anticipate," "forecast," "guidance," "opportunity," "outlook" or "estimate" or the negative of these words, variations thereof or similar expressions. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software solutions or technology-enabled services; material adverse resolution of legal proceedings; risks associated with our global operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom's vote to leave the European Union (commonly referred to as Brexit) on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes and changing technologies and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents; and, other risks, uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our results of operations, financial condition or business over time.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 14% and 13%, respectively. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 27,500 contracted provider facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current suppliers. We may also supplement organic growth with acquisitions or strategic investments.

We expect to drive growth through solutions and services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorksSM services, revenue cycle solutions and services, and HealtheIntent® population health solutions and services. Finally, we believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

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

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.59 billion in the third quarter of 2018, which is an increase of 43% compared to $1.11 billion in the third quarter of 2017.

Revenues for the third quarter of 2018 increased 5% to $1.34 billion, compared to $1.28 billion in the third quarter of 2017. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the third quarter of 2018 decreased 5% to $169 million, compared to $177 million in the third quarter of 2017. Diluted earnings per share decreased 2% to $0.51, compared to $0.52 in the third quarter of 2017. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, which reflects the hiring of personnel to support revenue growth. The increase in operating expenses was partially offset by a lower effective tax rate, stemming from certain U.S. income tax reform enacted in December 2017.

We had cash collections of receivables of $1.40 billion in the third quarter of 2018, compared to $1.42 billion in the third quarter of 2017. Days sales outstanding was 82 days for the third quarter of 2018 compared to 77 days for the second quarter of 2018 and 73 days for the third quarter of 2017. Operating cash flows for the third quarter of 2018 were $338 million compared to $363 million in the third quarter of 2017.

Revenue Recognition

In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to condensed consolidated financial statements. The impact of applying this new guidance (versus prior U.S. GAAP) increased revenues by $44 million and $108 million, and earnings before income taxes by $24 million and $37 million, for the three and nine months ended September 29, 2018, respectively. This impact is primarily driven by certain new contracts in 2018, for which the new revenue guidance provides flexibility in how we do business such as committing to specified upgrades and allows us to estimate stand-alone selling price when allocating transaction consideration to performance obligations. Under prior U.S. GAAP, we minimized commitments for specified upgrades as we would have been required to establish vendor specific objective evidence of fair value, as further described in our most recent annual report on Form 10-K, which would have delayed the timing of revenue recognition.

Results of Operations
Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017
The following table presents a summary of the operating information for the third quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$1,340,073	100%	$1,276,007	100%	5%
Costs of revenue	230,332	17%	202,904	16%	14%

Margin	1,109,741	83%	1,073,103	84%	3%

Operating expenses
Sales and client service	605,946	45%	564,621	44%	7%
Software development	172,297	13%	153,834	12%	12%
General and administrative	102,789	8%	84,178	7%	22%
Amortization of acquisition-related intangibles	21,553	2%	22,564	2%	(4)%

Total operating expenses	902,585	67%	825,197	65%	9%

Total costs and expenses	1,132,917	85%	1,028,101	81%	10%

Operating earnings	207,156	15%	247,906	19%	(16)%

Other income, net	6,943		2,509
Income taxes	(44,718)		(72,991)

Net earnings	$169,381		$177,424		(5)%
Revenues & Backlog
Revenues increased 5% to $1.34 billion in the third quarter of 2018, as compared to $1.28 billion in the same period of 2017. The growth in revenues includes a $56 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $14.70 billion as of September 29, 2018, of which we expect to recognize approximately 30% as revenue over the next 12 months. In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to condensed consolidated financial statements. In connection with the adoption of such guidance, we modified our calculation of backlog as previously determined under Regulation S-K to represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) to conform to the new revenue recognition guidance. Backlog amounts disclosed prior to the adoption of the new revenue recognition guidance have not been adjusted, and are not comparable to, the current period presentation.
We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients’ option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely executed.
Costs of Revenue
Costs of revenue as a percent of revenues were 17% in the third quarter of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.
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
Operating Expenses
Total operating expenses increased 9% to $903 million in the third quarter of 2018, as compared to $825 million in the same period of 2017.

•
Sales and client service expenses as a percent of revenues were 45% in the third quarter of 2018, compared to 44% in the same period of 2017. These expenses increased 7% to $606 million in the third quarter of 2018, from $565 million in the same period of 2017. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 13% in the third quarter of 2018, compared to 12% in the same period of 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2018 and 2017 is as follows:

	Three Months Ended
(In thousands)	2018	2017

Software development costs	$185,039	$176,543
Capitalized software costs	(65,682)	(66,404)
Capitalized costs related to share-based payments	(489)	(663)
Amortization of capitalized software costs	53,429	44,358

Total software development expense	$172,297	$153,834

•
General and administrative expenses as a percent of revenues were 8% in the third quarter of 2018, compared to 7% in the same period of 2017. These expenses increased 22% to $103 million in the third quarter of 2018, from $84 million in the same period in 2017. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses as a percent of revenues is primarily due to expenses incurred in the third quarter of 2018 in connection with our president's upcoming separation from the Company.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the third quarter of both 2018 and 2017. These expenses remained relatively flat at $22 million in the third quarter of 2018, and $23 million in the same period in 2017. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income, net was $7 million in the third quarter of 2018, compared to $3 million in the same period of 2017. The increase is primarily attributable to increased interest income on our cash and investment balances, due to a combination of increased holdings and rising interest rates.

•
Our effective tax rate was 20.9% for the third quarter of 2018, compared to 29.1% in the same period of 2017. The decrease in the effective tax rate in 2018 is primarily due to a reduction in the U.S. corporate statutory tax rate from 35% to 21%, effective January 1, 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment
We have two operating segments: Domestic and Global. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The Global segment primarily includes revenue contributions and expenditures linked to business activity in Aruba, Australia, Austria, the Bahamas, Belgium, Bermuda, Brazil, Canada, Cayman Islands, Chile, Denmark, Egypt, England, Finland, France, Germany, India, Ireland, Kuwait, Luxembourg, Malaysia, Mexico, Netherlands, Norway, Portugal, Qatar, Romania, Saudi Arabia, Singapore, Slovakia, Spain, Sweden, Switzerland and the United Arab Emirates. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the third quarters of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Domestic Segment
Revenues	$1,188,154	100%	$1,133,971	100%	5%

Costs of revenue	202,980	17%	176,198	16%	15%
Operating expenses	532,958	45%	502,256	44%	6%
Total costs and expenses	735,938	62%	678,454	60%	8%

Domestic operating earnings	452,216	38%	455,517	40%	(1)%

Global Segment
Revenues	151,919	100%	142,036	100%	7%

Costs of revenue	27,352	18%	26,706	19%	2%
Operating expenses	67,220	44%	68,229	48%	(1)%
Total costs and expenses	94,572	62%	94,935	67%	—%

Global operating earnings	57,347	38%	47,101	33%	22%

Other, net	(302,407)		(254,712)		19%

Consolidated operating earnings	$207,156		$247,906		(16)%
Domestic Segment

•
Revenues increased 5% to $1.19 billion in the third quarter of 2018, from $1.13 billion in the same period of 2017. The growth in revenues includes a $46 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 17% in the third quarter of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

•
Operating expenses as a percent of revenues were 45% in the third quarter of 2018, compared to 44% in the same period of 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•
Revenues increased 7% to $152 million in the third quarter of 2018, from $142 million in the same period of 2017. This increase was primarily driven by growth in professional services revenue. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 18% in the third quarter of 2018, compared to 19% in the same period of 2017. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 44% in the third quarter of 2018, compared to 48% in the same period of 2017. The decrease as a percent of revenues is primarily due to a decrease in non-personnel expenses.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 19% to $302 million in the third quarter of 2018, from $255 million in the same period of 2017. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017
The following table presents a summary of our operating information for the first nine months of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$4,000,661	100%	$3,828,487	100%	4%
Costs of revenue	700,393	18%	624,960	16%	12%

Margin	3,300,268	82%	3,203,527	84%	3%

Operating expenses
Sales and client service	1,830,999	46%	1,688,208	44%	8%
Software development	502,192	13%	442,570	12%	13%
General and administrative	290,547	7%	263,203	7%	10%
Amortization of acquisition-related intangibles	65,872	2%	68,126	2%	(3)%

Total operating expenses	2,689,610	67%	2,462,107	64%	9%

Total costs and expenses	3,390,003	85%	3,087,067	81%	10%

Operating earnings	610,658	15%	741,420	19%	(18)%

Other income, net	18,404		4,054
Income taxes	(130,323)		(215,154)

Net earnings	$498,739		$530,320		(6)%
Revenues
Revenues increased 4% to $4.00 billion in the first nine months of 2018, as compared to $3.83 billion in the same period of 2017. The growth in revenues includes a $152 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

Costs of Revenue
Costs of revenue as a percent of revenues were 18% in the first nine months of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

Operating Expenses
Total operating expenses increased 9% to $2.69 billion in the first nine months of 2018, as compared to $2.46 billion in the same period of 2017.

•
Sales and client service expenses as a percent of revenues were 46% in the first nine months of 2018, compared to 44% in the same period of 2017. These expenses increased 8% to $1.83 billion in the first nine months of 2018, from $1.69 billion in the same period of 2017. The growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 13% in the first nine months of 2018, compared to 12% in the same period of 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2018 and 2017 is as follows:

	Nine Months Ended
(In thousands)	2018	2017

Software development costs	$555,743	$526,257
Capitalized software costs	(207,539)	(207,910)
Capitalized costs related to share-based payments	(1,583)	(2,123)
Amortization of capitalized software costs	155,571	126,346

Total software development expense	$502,192	$442,570

•
General and administrative expenses as a percent of revenues were 7% in the first nine months of both 2018 and 2017. These expenses increased 10% to $291 million in the first nine months of 2018, from $263 million in the same period of 2017. The increase in general and administrative expenses includes expenses incurred in the third quarter of 2018 in connection with our president's upcoming separation from the Company.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first nine months of both 2018 and 2017. These expenses remained relatively flat at $66 million in the first nine months of 2018, and $68 million in the same period of 2017.

Non-Operating Items

•
Other income, net was $18 million in the first nine months of 2018, compared to $4 million in the same period of 2017. The increase is primarily attributable to increased interest income on our cash and investment balances, due to a combination of increased holdings and rising interest rates.

•
Our effective tax rate was 20.7% for the first nine months of 2018, compared to 28.9% in the same period of 2017. The decrease in the effective tax rate in 2018 is primarily due to a reduction in the U.S. corporate statutory tax rate from 35% to 21%, effective January 1, 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first nine months of 2018 and 2017:

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Domestic Segment
Revenues	$3,525,314	100%	$3,421,429	100%	3%

Costs of revenue	617,839	18%	549,895	16%	12%
Operating expenses	1,604,297	46%	1,474,591	43%	9%
Total costs and expenses	2,222,136	63%	2,024,486	59%	10%

Domestic operating earnings	1,303,178	37%	1,396,943	41%	(7)%

Global Segment
Revenues	475,347	100%	407,058	100%	17%

Costs of revenue	82,554	17%	75,065	18%	10%
Operating expenses	209,771	44%	197,333	48%	6%
Total costs and expenses	292,325	61%	272,398	67%	7%

Global operating earnings	183,022	39%	134,660	33%	36%

Other, net	(875,542)		(790,183)		11%

Consolidated operating earnings	$610,658		$741,420		(18)%
Domestic Segment

•
Revenues increased 3% to $3.53 billion in the first nine months of 2018, from $3.42 billion in the same period of 2017. The growth in revenues includes a $118 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 18% in the first nine months of 2018, compared to 16% in the same period of 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

•
Operating expenses as a percent of revenues were 46% in the first nine months of 2018, compared to 43% in the same period of 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•
Revenues increased 17% to $475 million in the first nine months of 2018, from $407 million in the same period of 2017. This increase was driven by growth across most of our business. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 17% in the first nine months of 2018, compared to 18% in the same period of 2017. The lower costs of revenue as a percent of revenues was primarily driven by a lower amount of third party resources utilized for support and services.

•
Operating expenses as a percent of revenues were 44% in the first nine months of 2018, compared to 48% in the same period in 2017. The decrease as a percent of revenues is primarily a reflection of increased revenue in proportion to the amount of our fixed operating expenses.

Other, net
These expenses increased 11% to $876 million in the first nine months of 2018, from $790 million in the same period of 2017. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At September 29, 2018, we had cash and cash equivalents of $499 million and short-term investments of $315 million, as compared to cash and cash equivalents of $371 million and short-term investments of $435 million at December 30, 2017.

We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of September 29, 2018, we had no outstanding borrowings under this facility; however, we had $48 million of outstanding letters of credit, which reduced our available borrowing capacity to $52 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first nine months of 2018 and 2017:

	Nine Months Ended
(In thousands)	2018	2017

Cash flows from operating activities	$1,047,120	$958,765
Cash flows from investing activities	(562,094)	(593,689)
Cash flows from financing activities	(345,704)	27,639
Effect of exchange rate changes on cash	(11,631)	9,478
Total change in cash and cash equivalents	127,691	402,193

Cash and cash equivalents at beginning of period	370,923	170,861

Cash and cash equivalents at end of period	$498,614	$573,054

Free cash flow (non-GAAP)	$532,047	$486,360

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2018	2017

Cash collections from clients	$3,992,200	$4,060,904
Cash paid to employees and suppliers and other	(2,976,974)	(2,917,105)
Cash paid for interest	(15,568)	(17,175)
Cash paid for taxes, net of refunds	47,462	(167,859)

Total cash from operations	$1,047,120	$958,765
Cash flows from operations increased $88 million in the first nine months of 2018 when compared to the same period of 2017, due primarily to net refunds of taxes. Days sales outstanding was 82 days in the third quarter of 2018, compared to 77 days for the second quarter of 2018 and 73 for the third quarter of 2017. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of our installed systems grows.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2018	2017

Capital purchases	$(305,951)	$(262,372)
Capitalized software development costs	(209,122)	(210,033)
Sales and maturities of investments, net of purchases	(22,717)	(99,098)
Purchases of other intangibles	(24,304)	(22,186)

Total cash flows from investing activities	$(562,094)	$(593,689)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first nine months of 2018 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for 2018 is expected to exceed 2017 levels, primarily driven by an increase in spending to support our facilities requirements, including commencement of construction on the next two phases of our Innovations Campus (office space development located in Kansas City, Missouri); along with increased capital purchases to support the growth in our managed services business.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2017 activity was impacted by a change in investment mix, where we invested more heavily in cash equivalents versus short-term and long-term investments. The 2018 activity is impacted by excess cash being used to repurchase shares of our common stock, as discussed further below. Additionally, on July 27, 2018 we acquired a minority interest in Essence Group Holdings Corporation for cash consideration of $266 million. Refer to Note (4) of the notes to condensed consolidated financial statements for further information regarding this investment.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2018	2017

Repayment of long-term debt	$(75,000)	$—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	72,252	53,699
Treasury stock purchases	(345,210)	(23,389)
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)
Other	3,945	—

Total cash flows from financing activities	$(345,704)	$27,639
In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022. Refer to Note (6) of the notes to condensed consolidated financial statements for further information regarding our outstanding indebtedness.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2018 based on the number of exercisable options as of September 29, 2018 and our current stock price.

During the nine months ended September 29, 2018, we repurchased 5.7 million shares of our common stock for total consideration of $345 million. At September 29, 2018, $582 million remains available for repurchase under our current program. We may continue to repurchase shares under this program in 2018, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

During the nine months ended September 30, 2017, we repurchased 0.4 million shares of our common stock under our share repurchase programs for total consideration of $23 million.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2018	2017	2018	2017

Cash flows from operating activities (GAAP)	$338,454	$362,937	$1,047,120	$958,765
Capital purchases	(116,957)	(73,000)	(305,951)	(262,372)
Capitalized software development costs	(66,171)	(67,067)	(209,122)	(210,033)

Free cash flow (non-GAAP)	$155,326	$222,870	$532,047	$486,360

Free cash flow increased $46 million in the first nine months of 2018 compared to the same period in 2017, primarily due to an increase in cash from operations. Free cash flow is a non-GAAP financial measure used by management along with GAAP results to analyze our earnings quality and overall cash generation of the business. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

During the fiscal quarter ended September 29, 2018, progress continued on a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our upcoming adoption of the new lease standard effective in the first quarter of 2019. Such plan resulted in changes to certain processes and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•Monitoring of the adoption process; and

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard's adoption.

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.

Except as disclosed above, there were no other changes in our internal controls over financial reporting during the fiscal quarter ended September 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2018.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
July 1, 2018 - July 28, 2018	—	$—	—	$639,091,129
July 29, 2018 - August 25, 2018	—	—	—	639,091,129
August 26, 2018 - September 29, 2018	900,463	63.97	900,000	581,522,399

Total	900,463	$63.97	900,000

(a)
Of the 900,463 shares of common stock, par value $0.01 per share, presented in the table above, 463 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 463 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on May 25, 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. As announced on May 21, 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. During the nine months ended September 29, 2018, we repurchased 5.7 million shares for total consideration of $345 million under the program pursuant to Rule 10b5-1 plans. At September 29, 2018, $582 million remains available for repurchase under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1	Amended and Restated Aircraft Time Sharing Agreement between Cerner Corporation and Brent Shafer dated August 24, 2018

10.2	Separation Agreement between Cerner Corporation and Zane M. Burke dated September 6, 2018

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 26, 2018	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)