Form 10-K
period 2018-12-29
CERNER CORP /MO/
filed 2019-02-08
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2018

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
Yes [  ]       No [X]
As of June 29, 2018, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $18.8 billion based on the closing sale price as reported on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2019
Common Stock, $0.01 par value per share	324,360,908 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 30, 2019	Part III

CERNER CORPORATION

PART I.

Item 1. Business.

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

Cerner is a leading supplier of health care information technology ("HCIT") solutions and tech-enabled services. Our mission is to relentlessly seek breakthrough innovation that will shape health care of tomorrow. We offer a wide range of intelligent solutions and tech-enabled services that support the clinical, financial and operational needs of organizations of all sizes. We have systems in more than 27,500 facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites.

Cerner® solutions are offered on the unified Cerner Millennium® architecture and on the HealtheIntent® cloud-based platform. Cerner Millennium is a person-centric computing framework, which includes integrated clinical, financial and management information systems. This architecture allows providers to securely access an individual's electronic health record ("EHR") at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. Our HealtheIntent platform is a cloud-based platform designed to scale at a population level while facilitating health and care at a person and provider level. On the HealtheIntent platform, we offer solutions that aggregate, transform and reconcile data across the continuum of care, enabling key stakeholders to manage the health of populations, improve outcomes and lower costs. Cerner also has an EHR agnostic platform, CareAware®, that facilitates connectivity of health care devices to EHRs, allowing for more efficient and effective care.

On February 2, 2015, Cerner acquired the Health Services business from Siemens AG, which offered a portfolio of enterprise-level clinical and financial health care information technology solutions, as well as departmental, connectivity, population health, and care coordination solutions globally.

We offer a broad range of tech-enabled services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, health care data analysis, clinical process optimization, transaction processing, employer health centers, employee wellness programs and third-party administrator services for employer-based health plans.

In addition to software and services, we offer a wide range of complementary hardware and devices, both directly from Cerner and as a reseller for third parties.

The following table presents consolidated revenues by our business models and by segment, as a percentage of total revenues:

	For the Years Ended
	2018	2017	2016

Revenues by Business Models
Licensed software	11%	12%	11%
Technology resale	5%	5%	6%
Subscriptions	6%	9%	9%
Professional services	34%	31%	30%
Managed services	21%	21%	21%
Support and maintenance	21%	20%	21%
Reimbursed travel	2%	2%	2%
	100%	100%	100%

Revenues by Segment
Domestic	88%	89%	89%
Global	12%	11%	11%
	100%	100%	100%

Health Care and Health Care IT Industry
Health care expenditures continue to consume an increasing portion of most economies. In the U.S., health care spending increased 3.9 percent to $3.5 trillion in 2017, and now represents 17.9 percent of the U.S.' Gross Domestic Product ("GDP"). An aging population and high levels of chronic conditions are contributing to expectations that health care expenditures will continue growing faster than the economy. The Centers for Medicare and Medicaid Services ("CMS") estimates annual U.S. health care spending will grow at an average rate of 5.5 percent through 2026 and reach $5.7 trillion, or 19.7 percent of GDP by 2026. We believe this trajectory is unsustainable and that health care IT can play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

For this change to occur, we believe traditional fee-for-service ("FFS") reimbursement models must continue to shift to value-based approaches that are more aligned with quality, outcomes, and efficiency. The shift away from traditional FFS is evident in growth of lives covered under Accountable Care Organizations ("ACOs"). ACOs are groups of hospitals and providers that focus on providing coordinated, high quality care to Medicare, Medicaid, or commercially insured populations and then share in savings created by lowering the cost of care. According to Leavitt Partners, lives covered under ACOs grew from approximately 5 million in 2011 to more than 32 million in 2018.

In addition to the increasing number of lives covered under ACOs, the structure of ACOs is evolving to where providers are expected to assume more risk. Currently, most ACO contracts are upside only, which means providers can receive bonuses for good performance, but they assume no downside for underperformance. In 2018, CMS released a rule called "Pathways to Success" that accelerates the timeframe during which providers need to move to ACOs that include both upside bonuses and downside penalties. We believe this shift is important as assumption of risk by providers creates a strong incentive for them to improve care coordination and deliver high quality care at a lower cost.

Another step towards a value-based model occurred with the passage of The Medicare Access and CHIP Reauthorization Act ("MACRA"), which enacts significant reforms to the payment programs under the Medicare Physician Fee Schedule and consolidated three current value-based programs into one.

While each of the different approaches to aligning reimbursement with value will continue to evolve, we believe the trend away from traditional FFS will continue. We believe this growth in government and private models aligning payment with value, quality and outcomes will drive major changes in the way health care is provided in the next decade, and we expect a much greater focus on patient engagement, wellness and prevention. As health care providers become accountable for proactively managing the health of the populations they serve, we expect them to need ongoing investment in sophisticated information technology solutions that will enable them to predict when intervention is needed so they can improve outcomes and lower the cost of providing care.

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

In 2018, CommonWell announced general availability of its connection to CareQuality, another national interoperability framework. This connection allows CommonWell and CareQuality enabled health care providers to connect and bilaterally exchange health data to improve care coordination and delivery. This is a significant milestone on the path to achieving true nationwide interoperability and making health data available to individuals and providers regardless of where care occurs.

Outside the United States, we believe Cerner's growth opportunities are good, as most countries are also dealing with health care expenditures growing faster than their economies, which is leading to a focus on controlling costs while also improving quality of care.

Cerner Vision and Growth Strategy
For nearly four decades, Cerner has focused on creating innovation at the intersection of health care and information technology. Together with our clients, we are creating a future where the health care system works to improve the well-being of individuals and communities. Our vision has always guided our large investments in research and development ("R&D"), which have created strong levels of organic growth throughout our history. Our proven ability to innovate has led to what we believe to be industry-leading architectures and an unmatched breadth and depth of solutions and services. The strength of our solutions and services has contributed to our growth. We believe we are positioned to continue growing in coming years as regulatory requirements and industry shifts continue to pressure health care providers to improve quality while lowering costs, which we believe will require having more sophisticated information technology than many of our competitors provide.

A key area of growth for Cerner in recent years has been in the U.S. Federal government sector. As part of the Leidos Partnership for Defense Health, Cerner has played a key role in the U.S. Department of Defense's ("DoD") EHR rollout, which achieved completion of its fourth pilot site in 2018. Broader deployment has kicked off with implementations beginning at four additional sites in the second half of 2018. Also, Cerner was selected in 2018 by the U.S. Department of Veterans Affairs ("VA") to replace their existing EHR system with one based on the EHR being deployed across the DoD health system. With the VA managing one of the largest health systems in the world, this opportunity is expected to contribute to Cerner's growth for several years. In addition, we believe there is potential for this project to have broad industry impact. At the core of this project, Cerner aims to enable seamless care through a single system that links both veteran and military populations, totaling more than 18 million people, while also delivering national interoperability to the commercial market. This will allow patient data to be shared between VA, DoD, and community providers through a secure system.

In addition to growing our client base, we believe we have an opportunity to grow revenues by expanding our solution footprint with existing clients. For example, less than half of our Cerner Millennium EHR clients have implemented Cerner revenue cycle solutions. This penetration has been growing in recent years and we expect it to continue because of the preference for having EHR and revenue cycle systems provided on the same platform. There is also opportunity to expand penetration of other solutions, such as women's health, anesthesiology, imaging, clinical process optimization, critical care, health care devices, device connectivity, emergency department and surgery.

We also have an opportunity to grow by expanding our services that are targeted at capturing a larger percentage of our clients' existing IT spending. These services leverage our proven operational capabilities and the success of our CernerWorksSM managed services business, where we have demonstrated the ability to improve our clients' service levels at a cost that is at or below amounts they were previously spending. One of these services is Cerner ITWorksSM, a suite of solutions and services that improves the ability of hospital IT departments to meet their organization's needs while also creating a closer alignment between Cerner and our clients. A second example is Cerner RevWorksSM, which includes solutions and services to help health care organizations improve their revenue cycle functions.

Another area in which we continue to have success is our CommunityWorksSM offering, which leverages a shared instance of the Cerner Millennium platform across multiple clients, allowing us to offer low-cost, high-value solutions and services to smaller community hospitals and critical access hospitals. We believe there continues to be a good opportunity to grow in the small hospital market given many of the existing suppliers in this market have struggled to keep up with ongoing regulatory requirements and marketplace expectations.

We also expect to drive growth over the course of the next decade through initiatives outside the core HCIT market. For example, we offer clinic, pharmacy, wellness and third-party administration services directly to employers. In 2019, we're expanding our onsite services to include a multi-employer tenant clinic model, serving employers who would not normally be able to support their own onsite clinic. These offerings have been shaped by what we have learned from changes we have implemented at Cerner. We have removed our third-party administrator and become self-administered, launched an on-site clinic and pharmacy, incorporated biometric measurements for our associate population, realigned the economic incentives for associates in our health plan, and implemented a data-driven wellness management program. These changes have had a positive impact on the health of our associates while also keeping our health care costs below industry averages.

As discussed below, another significant opportunity for future growth, and a large area of investment for Cerner, is leveraging the vast amounts of data being created as the health care industry is digitized and using this data to help providers and employers manage the health of populations.

Population Health
Population Health Management involves a shift from solely automating health systems to managing a person's health. Getting there requires complete and accurate patient data and meaningfully using that data to engage individuals, exchange information between providers and ultimately drive better outcomes at a lower cost. We believe this shift will shape the future of health care and enable a system driven by accountability, transparency and value.

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

These solutions are enabled by Cerner's HealtheIntent platform, which is a multi-purpose, programmable platform designed to scale at a population level while facilitating health and care at a person and provider level. This cloud-based platform enables organizations to aggregate, transform and reconcile data across the continuum of care, and helps improve outcomes and lower costs.

HealtheIntent is scalable, secure and can be accessed anywhere, anytime. It is able to receive data from any clinical or revenue cycle system and also incorporate other data, such as pharmacy, claims, patient satisfaction, socioeconomic, genomic and dozens of open data sources. HealtheIntent collects the data from these disparate sources in near real-time, providing clarity to millions of data points in an actionable and programmable workflow. It enables organizations to identify, score and predict the risks of individual patients, allowing them to match the right care programs to the right individuals. The EHR-agnostic nature of our HealtheIntent platform allows us to offer our solutions to the entire marketplace, not just existing Cerner clients.

We have created a series of solutions on the HealtheIntent platform, including the following solutions:

•	Longitudinal Record - provides clinicians and the patient a view of their consolidated clinical record, gathered and normalized from multiple sources.

•
Registries and Scorecards - identifies and automatically segments patients by disease, guides interventions according to clinical best practice, provides visibility to quality measures for provider's population, produces client-defined performance scorecards, and tracks their health and their interventions according to clinical best practice.

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

In less than five years since the first HealtheIntent solution went live at our alpha client, more than 155 clients have purchased HealtheIntent solutions. The broad addressable market for population health solutions is reflected in the diversity of these clients, which include health systems, physician groups, employers, health plans, state governments, and accountable care organizations. The initial adoption by a large number of clients is encouraging and positions us for larger contributions to revenue from HealtheIntent solutions as these initial clients and others transition away from FFS models to value-based and at-risk models that require population health solutions and services. The data variety and scalability of the HealtheIntent platform has also grown quickly, as reflected in its over 1,025 data connections, including over 60 EHR systems and 140 claims and payer systems, and records for more than 218 million people.

In 2018, we announced a collaboration with Lumeris Healthcare Outcomes, LLC ("Lumeris") that we believe will strengthen our ability to help health systems succeed in a value-based care market. Lumeris is a company with a consistently highly rated Medicare Advantage plan, a proven methodology to help leading health systems advance value-based care strategies, and the subject matter expertise required to support those efforts. Cerner and Lumeris are launching an EHR-agnostic offering called Maestro AdvantageTM that is designed to help health systems set up and manage Medicare Advantage Plans and provider-sponsored health plans. As part of the collaboration, Lumeris is adopting HealtheIntent as the platform for its clinical methodology and advanced analytics. With this relationship, we gain a partner with a 4.5-Star Medicare Advantage plan to build out the end-to-end capabilities required to run a provider-sponsored health plan within HealtheIntent. We also gain an opportunity to be a larger participant in the economics of the provider-sponsored health plan market by being able to offer additional services as part of the Maestro Advantage offering, such as care management and provider engagement, along with the solutions on the HealtheIntent platform.

In summary, we believe our comprehensive approach to population health is differentiated in the marketplace. We expect population health to be a large contributor to our long-term growth as health care continues to evolve towards a model that incents keeping people healthy.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2018, approximately 7,300 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were $747 million, $706 million and $705 million during the 2018, 2017 and 2016 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in R&D remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Intellectual Property
We have a broad portfolio of intellectual property rights to protect the proprietary interests in our solutions, services, devices and brands. Our solutions constitute works of authorship protected by copyrights in the U.S. and globally. We own valuable trade secrets embodied in, or related to, our solutions, services and devices and protect these rights through a number of technical and legal measures. We have registered or applied to register certain trademarks and service marks in a number of countries with particular emphasis on the Cerner branding elements. We continue to develop our patent portfolio and own more than 440 issued patents with hundreds of patent applications pending. We do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same.

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

Managing Cybersecurity Risks

Our business operations, including the provision of the solutions and services described above, involve the compilation, hosting and transmission of confidential information, including patient health information. We have included security features in our solutions and services that are intended to protect the privacy and integrity of this information, but our solutions and services may be vulnerable to security breaches, viruses, programming errors and other similar disruptive problems. Cerner maintains documented information privacy, security and risk management programs with clearly defined roles, responsibilities, policies, and procedures which are designed to secure the information maintained on Cerner's platforms.

In addition, all of our associates are required to complete annual cybersecurity education and training, which includes identifying suspicious emails, Internet threats, telecommunication threats and ransomware. Cerner regularly reviews and modifies its security program to reflect changing technology, regulatory environment, laws, risk, industry and security practices and other business needs. We believe our policies and procedures are adequate to ensure that relevant information about cybersecurity risks and incidents is appropriately reported and disclosed.

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

Our executive marketing management is located at our world headquarters in Kansas City, Missouri, while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices giving us a presence in more than 35 countries.

We support our sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. Our primary direct marketing strategy is to generate sales contacts from our existing client base and through presentations at industry seminars and tradeshows. We market our ambulatory solutions, offered on a subscription basis, directly to the physician practice market using lead generation activities and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. We attend a number of major tradeshows each year and sponsor executive user conferences, which feature industry experts who address the HCIT needs of large health care organizations.

Client Services
Substantially all of Cerner's clients that buy software solutions also enter into software support agreements with us for maintenance and support of their Cerner systems. In addition to immediate software support in the event of problems, these agreements allow clients to access new releases of the Cerner solutions covered by support agreements. Each client has 24-hour access to the applicable client support teams, including those located at our world headquarters in North Kansas

City, Missouri, our Continuous Campus in Kansas City, Kansas, our campus in Malvern, Pennsylvania, and our global support organizations in Germany, England and Ireland.

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

Backlog
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $15.25 billion as of December 29, 2018, of which we expect to recognize approximately 29% as revenue over the next 12 months. In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to consolidated financial statements. In connection with the adoption of such guidance, we modified our calculation of backlog as previously determined under Regulation S-K to represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) to conform to the new revenue recognition guidance. Backlog amounts disclosed prior to the adoption of the new revenue recognition guidance have not been adjusted, and are not comparable to, the current period presentation.
We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $525 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

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

Number of Employees (Associates)
At the end of 2018, we employed approximately 29,200 associates worldwide.

Executive Officers of the Registrant
The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of January 28, 2019. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Brent Shafer	61	Chairman of the Board of Directors and Chief Executive Officer

Marc G. Naughton	63	Executive Vice President and Chief Financial Officer

Michael R. Nill	54	Executive Vice President and Chief Operating Officer

John Peterzalek	58	Executive Vice President and Chief Client Officer

Randy D. Sims	58	Executive Vice President, Chief Legal Officer and Secretary

Jeffrey A. Townsend	55	Executive Vice President and Chief of Innovation

Donald Trigg	47	Executive Vice President, Strategic Growth

Julia M. Wilson	56	Executive Vice President and Chief People Officer

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

John Peterzalek joined the Company in 2003 as President, Cerner South East and has held a variety of business and client leadership roles since that time, including Senior Vice President, East Region, a title which he held from 2007 to 2014 when he was named Senior Vice President, Client Relationships. He was promoted to Executive Vice President, Client Relationships in April 2017 and Executive Vice President, Worldwide Client Relationships in October 2017. He held the title of Executive Vice President, Worldwide Client Relationships until September 2018 when he was named Executive Vice President and Chief Client Officer. As Chief Client Officer, Mr. Peterzalek focuses on driving value, innovation and results to Cerner's clients globally and leads the corporate direction for revenue generation, solution strategy, business development, and marketing.

Randy D. Sims joined the Company in March 1997 as Vice President and Chief Legal Officer, was promoted to Senior Vice President in March 2011, and Executive Vice President in April 2018. Prior to joining the Company, Mr. Sims worked at Farmland Industries, Inc. for three years where he last served as Associate General Counsel. Prior to Farmland, Mr. Sims was in-house legal counsel at The Marley Company for seven years, holding the position of Assistant General Counsel when he left to join Farmland.

Jeffrey A. Townsend joined the Company in June 1985. Since that time he has held several positions in the Intellectual Property Organization and was promoted to Vice President in February 1997. He was appointed Chief Engineering Officer in March 1998, promoted to Senior Vice President in March 2001, named Chief of Staff in July 2003 and promoted to Executive Vice President in March 2005.

Donald Trigg serves as Executive Vice President, Strategic Growth. He originally joined the Company in 2002 as Vice President, Corporate Positioning. He has held multiple roles during his time at the Company, including Chief Marketing Officer from 2003 to 2007, General Manager for the Kansas City region from 2006-2007, Managing Director for the United Kingdom and Ireland from 2008-2010 and Senior Vice President and President, Cerner Health Ventures from 2012-2018. From 2010-2012, Mr. Trigg served as Chief Revenue Officer at CodeRyte, Inc prior to its acquisition by 3M's healthcare division. Mr. Trigg also spent more than a decade serving in the public policy space as a senior advisor for the 2000 Bush for President campaign in Austin, TX, the Director of Policy at the U.S. Department of Commerce and in a series of senior policy roles in the U.S. House and U.S. Senate.

Julia M. Wilson first joined the Company in July 1990. Since that time, she has held several positions in the Functional Group Organization. She was promoted to Vice President and Chief People Officer in August 2003, to Senior Vice President in March 2007 and to Executive Vice President in March 2013.

Item 1A. Risk Factors.

Risks Related to our Business

We may incur substantial costs related to product-related liabilities. Many of our software solutions, health care devices, technology-enabled services or other services (collectively referred to as "Solutions and Services") are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. We may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product-related claims, even if not successful, could damage our reputation, cause us to lose existing clients, limit our ability to obtain new clients, divert management's attention from operations, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

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

We may experience interruptions at our data centers or client support facilities, which could interrupt clients' access to their data, exposing us to significant costs and reputational harm. We perform data center and/or hosting services for certain clients, including the collection and storage of critical patient and administrative data and the provision of support services through various client support facilities. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information; personally identifiable information;

financial information; and other sensitive information relating to our clients and their patients, providers and certain billing information, our company, our workforce and our third party suppliers. Complete failure of all local public power and backup generators; impairment of all telecommunications lines; a successful concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment (environmental, accidental or intentional) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein; or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. We offer our clients disaster recovery services for additional fees to protect clients from isolated data center failures, leveraging our multiple data center facilities; however only a small percentage of our hosted clients choose to contract for these services. Additionally, Cerner's core systems are disaster tolerant as we have implemented redundancy across physically diverse data centers. If any of these systems are interrupted, damaged or breached by an unforeseen event or actions of a Cerner associate or contractor or a third party or fail for any extended period of time, it could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us, increase insurance and other operating costs and have a material adverse impact on our results of operations. We use third party public cloud providers in connection with certain cloud-based offerings and third parties to host our own data, in which case we have to rely on such third parties to prevent service interruption and such reliance is subject to similar risks described above with respect to our own data center and hosting services.

If our IT security is breached, or if the IT security of third parties on which we rely is breached, we could be subject to increased expenses, exposure to legal claims and regulatory actions, and clients and prospective clients could be deterred from using our Solutions and Services. We are in the information technology business, and in providing our Solutions and Services, we store, retrieve, process and manage our clients' information and data (and that of their patients), as well as our own data. We believe we have a reputation for secure and reliable Solution and Service offerings, and we have invested a great deal of time and resources in protecting the security, confidentiality, integrity and availability of our Solutions and Services and the internal and external data that we manage. Third parties attempt to identify and exploit Solution and Service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our clients' and suppliers' software, hardware and cloud offerings, networks and systems, any of which could lead to disruptions in mission-critical systems or the unauthorized release or corruption of personal information or the confidential information or data of Cerner, our clients or their patients.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent health care IT company and have high profile clients, including government clients. These risks will increase as we continue to grow our cloud offerings, collect, store and process increasingly large amounts of our clients' confidential data, including personal health information, and host or manage parts of our clients' businesses in cloud-based/multi-tenant IT environments. We use third party public cloud providers in connection with certain cloud-based offerings and third party providers to host our own data, in which case we have to rely on the processes, control and security such third parties have in place to protect the infrastructure, which are subject to similar risks described above with respect to our IT security.

We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry on increased awareness and enhanced protections against cybersecurity threats. Because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls or those of third parties on which we rely will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident.

The costs we would incur to address and remediate these security incidents would increase our expenses, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services or other critical functions. If a cyber-attack or other security incident described above were to allow unauthorized access to or modification of our clients' or suppliers' data, our own data or our IT systems, or if our Solutions or Services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our Solutions and Services and result in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including regulatory actions by state and federal government authorities and non-US authorities and, in some cases, contractual costs related to notification and fraud monitoring of impacted persons. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our IT systems or those of third parties on which we rely.

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

We may become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition. From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings and claims, including for example, employment disputes and litigation; client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties; and other third party disputes and litigation alleging personal injury, intellectual property infringement, violations of law, and breaches of contracts and warranties. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

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

•	Certification, licensing or regulatory requirements and unexpected changes to those requirements;

•	Changes to or reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	Different or additional functionality requirements or preferences;

•	Trade protection measures;

•	Export control regulations;

•	Health service provider or government spending patterns or government-imposed austerity measures;

•	Natural disasters, war or terrorist acts;

•	Labor disruptions that may occur in a country; and

•	Political unrest which may impact sales or threaten the safety of associates or our continued presence in these countries and the related potential impact on global stability.

Fluctuations in foreign currency exchange rates could materially affect our financial results. Our consolidated financial statements are presented in U.S. dollars. In general, the functional currency of our subsidiaries is the local currency where the subsidiary operates. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates and revenues and expenses are translated at the average exchange rates prevailing during the month of the transaction. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our revenues, net earnings and the value of balance sheet items denominated in foreign currencies. Future fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results.

We are subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence in more than 35 countries. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, including for example the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("Tax Act"), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. Although our accounting for the effects of the enactment of the Tax Act is now complete, there could be additional regulations we may become subject to. The full impact of the Tax Act on us may change significantly as regulations, interpretations and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws may be made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

In addition, U.S. federal, state and local, as well as other countries' tax laws and regulations, are extremely complex and subject to varying interpretations and requires significant judgment in determining our worldwide provision for income taxes and other tax liabilities. Longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements ("BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD"). Further, during 2018, the European Commission issued proposals and the OECD issued an interim report related to the taxation of the digital economy. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes, but such changes could adversely impact our financial results.

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

The vote by the United Kingdom (UK) to leave the European Union (EU) could adversely affect our financial results. In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. There has been limited progress so far in the negotiations and continued uncertainty in the UK government and Parliament, which increases the possibility of the UK exiting the EU on March 29, 2019 without a formal withdrawal agreement in place and of significant market and economic disruption. We have operations in the UK and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our clients to closely monitor their costs and reduce their spending budget on our Solutions and Services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

Our success depends upon the recruitment and retention of key personnel. To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the HCIT, health care devices, health care transactions, population health management and revenue cycle industries and the technical environments in which our Solutions and Services are offered. Competition for such personnel in our industries is intense in both the U.S. and abroad. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. Our failure to attract additional qualified personnel and to retain and motivate existing personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. Members of our senior management team have left over the years for a variety of reasons, and we cannot guarantee that there will not be additional departures. The unexpected loss of key personnel, or the failure to successfully develop and execute effective succession planning to assure smooth transitions of those key associates and their knowledge, relationships and expertise, could disrupt our business and have a material adverse impact on our results of operations and financial condition, and could potentially inhibit development and delivery of our Solutions and Services and market share advances.

We may be subject to harassment or discrimination claims and legal proceedings, and our inability or failure to respond to and effectively manage publicity related to such claims could adversely impact our business. Although our Global Code of Conduct and other employment policies prohibit harassment and discrimination in the workplace, in sexual or in any other form, we have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations, actions by our associates could violate those policies. And, with the increased use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience, there has been an increase in the speed and accessibility of information dissemination. The dissemination of information via social media, including information about alleged harassment, discrimination or other claims, could harm our business, brand, reputation, financial condition, and results of operations, regardless of the information's accuracy.

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

We license or purchase certain intellectual property and technology (such as software, services, hardware and content) from third parties, including some competitors, and depend on such third party intellectual property and software, services, hardware and content in the operation and delivery of our Solutions and Services. Additionally, we sell or license third party intellectual property, services and software, hardware or content in conjunction with our Solutions and Services. For instance, we currently depend on Amazon Web Services, Microsoft, Cloudera, Oracle, VMWare and IBM technologies for portions of the operational capabilities of, among others, our Millennium and HealtheIntent solutions. Our remote hosting and cloud services businesses also rely on a limited number of software and services suppliers for certain functions of these businesses, such as Oracle, NetApp, Microsoft, Veritas, CITRIX, GTT and Equinix. Additionally, we rely on Dell/EMC, Hewlett-Packard Enterprise, Cisco, NetApp, IBM and others for our hardware technology platforms.

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

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks. In order to expand our Solutions and Services offerings and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, results of operations, financial condition or prospects, including, but not limited to: 1) failure to successfully integrate the business, culture and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies, procedures and information systems; 2) diversion of our management's attention from other business concerns; 3) management of a larger company and entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) failure to commercialize "go forward" Solutions and Services under development and increase revenues from existing marketed Solutions and Services; 6) loss of clients, key personnel, supplier, research and development, distribution, marketing, promotion and other important relationships; 7) incurrence of debt or assumption of known and unknown liabilities; 8) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 9) dilutive issuances of equity securities; 10) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies; and 11) litigation arising from claims or liabilities assumed from an acquired company or that are otherwise related to acquisition activity, such as claims from former employees, former stockholders or other third parties, all of which could require us to incur significant expenses and cause management distraction. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new Solutions and Services and features to market in a timely fashion. The market for health care information systems, Solutions and Services to the health care industry is intensely competitive, dynamically evolving and subject to rapid technological advances and innovative enhancements, changing delivery and pricing models, evolving standards in computer hardware and software development and communications infrastructure, and changing and increasingly sophisticated client needs. Development of new proprietary Solutions or Services is complex, entails significant time and expense, may not be successful and often involves a long return on investment cycle. We cannot guarantee that the market for our Solutions and Services will develop as quickly as expected or at all or that we will be able to introduce new Solutions or Services on schedule or at all. Moreover, we cannot guarantee that errors will not be found in our new Solution releases before or after commercial release, which could result in Solution delivery redevelopment costs, harm to our reputation, lost sales, license terminations or renegotiations, product liability claims, diversion of resources to remedy errors and loss of, or delay in, market acceptance. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position; and oftentimes, successful investments require several years before generating significant revenue.

In addition, we expect that major software information systems companies, highly capitalized consumer technology companies, large information technology consulting service providers and system integrators, start-up companies and others operating in the health care industry may offer competitive Solutions and Services. As we continue to develop new Solutions and Services to address areas such as analytics, transaction services, device integration, revenue cycle and population health management, we expect to face new competitors, and these competitors may have more experience in these markets, better brand recognition and/or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. For example, some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy, commit to large deployments at prices that are unprofitable, or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our Solutions and Services. If we do not adapt our pricing models to reflect changes in use of our Solutions and Services or changes in client demand, our revenues could decrease.

Additionally, the pace of change in the health care information systems market is rapid and there are frequent new software solution introductions, new deployment models (such as via the cloud), software solution enhancements, device introductions, device enhancements and evolving industry standards and requirements. We provide our cloud and other offerings to clients globally via deployment models that best suit their needs, including via our cloud-based software as a services (SaaS) offering. As our business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. If we do not successfully execute our strategy or anticipate the needs of our clients, our reputation as a SaaS provider could be harmed and our revenues and profitability could decline. There are a limited number of hospitals and other health care providers in the U.S. market and in recent years, the health care industry has been subject to increasing consolidation. If we are unable to recognize the impact of industry consolidation, falling costs and technological advancements in a timely manner, or we are too inflexible to rapidly adjust our business models, our prospects and financial results could be negatively affected materially.

Our success also depends on our ability to maintain and expand our business with our existing clients and effectively transition existing clients to current Solutions and Services, as well as attracting additional clients. Certain clients originally purchased one or a limited number of our Solutions and Services. These clients may choose not to expand their use of or purchase new Solutions and Services. Failure to generate additional business from our current clients could materially and adversely impact our business, financial condition and operating results.

If we are unable to manage our growth in the new markets in which we offer Solutions and Services, our business, results of operations and financial condition could suffer. Our future financial results will depend on our ability to profitably manage our business in the new markets that we enter. Over the past several years, we have pursued growth and expansion opportunities in the areas of analytics, revenue cycle and population health. To achieve success in those areas, we will need to, among other things, recruit, train, retain and effectively manage associates, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems for offerings in those areas. Difficulties in managing future growth in new markets could have a material adverse impact on our business, results of operations and financial condition.

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

•
If a government client discovers improper or illegal activities during its audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

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

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect our financial statements. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt, such as amended guidance for lease accounting, may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our processes and systems. Refer to Note (1) of the notes to consolidated financial statements relating to summary of significant accounting policies and recently issued accounting pronouncements for more information. Such changes could result in a material adverse impact on our business, results of operations and financial condition.

Goodwill and other intangible assets represent approximately 19% of our total assets and we could suffer losses due to asset impairment charges. We assess our goodwill and other intangible assets for impairment periodically in accordance with applicable authoritative accounting guidance. Declines in business performance or other factors could result in a non-cash impairment charge. This could materially and negatively affect our results of operations and financial condition.

Risks Related to our Industries

The health care industry is subject to changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase our costs to deliver compliant Solutions and Services. The last four years have been quite active legislatively with major statutes such as the Protecting Access to Medicare Act (PAMA) of 2014 establishing requirements for "Appropriate Use Criteria" in ordering high dollar diagnostic imaging services, the Medicare and CHIP Reauthorization Act (MACRA) of 2015 which reformed how physicians are paid under Medicare and which established the Merit-based Incentive Payment System (MIPS), the 21st Century Cures Act of 2016 (Cures Act) which laid the groundwork for nationwide trusted health information exchange, established interoperability requirements for providers, payers and consumers and which set the framework for information blocking regulations, and most recently the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act of 2018 that includes significant policies for addressing the opioid crisis. These statutes are heavily laden with provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and for state Medicaid programs.

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

Reform of payment policies for Medicare and Medicaid continues to evolve. The Patient Protection and Affordable Care Act (the "ACA") became law in 2010; this comprehensive health care reform legislation introduced value-based principles into federal health insurance payments systems, sought to improve health care quality, and expanded access to affordable health insurance. MACRA built upon the value based policies introduced by the ACA. These legislative initiatives accelerated the adoption of "Alternative Payment Models" as bundled payment models based on episodes of care or per capita payment for defined populations emerged as alternatives to traditional fee for service payments to providers. Subsequent legislative, regulatory and judicial developments have created uncertainty for the continued implementation of the ACA and other health care-related legislation and, to the extent that implementation continues, the way in which they are implemented. Examples include the Medicare Shared Savings Program for Accountable Care Organizations and the Bundled Payment for Care Improvement - Advanced model program under the Innovation Center of the Center for Medicare and Medicaid Services (CMS) which focuses on episode-based payment for hospital and ambulatory services. Together with ongoing statutory and budgetary policy developments at a federal level, the collective impact of this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because of that uncertainty and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, we cannot predict the full effect of health care legislation on our business at this time. The direction and pace of health care reform initiatives may adversely impact either our operational results or the way we operate our business. Federal health insurance programs still routinely require adoption of certified HCIT as a program requirement or prerequisite, and we anticipate future adoption of new certification requirements. But we also anticipate possible significant impacts from information blocking provisions of the Cures Act and expanded surveillance by federal agencies of both certified HCIT and its use by our clients. CMS has also mandated updates to the electronic prescribing standards and adoption of controlled substance electronic prescribing by hospitals in response to the opioid crisis which may drive upgrades of existing HCIT investments by hospitals and physicians rather than seeking replacement. In response to this uncertainty, purchasers of HCIT may postpone investment decisions, including investments in our Solutions and Services. Future legislation and regulation may ultimately impact the fiscal stability and sustainability of HCIT purchasers. Differences in demand related to new regulatory requirements and/or near-term compliance deadlines that contribute to demand for our Solutions and Services could impact our financial results. There can be no certainty that any legislation that may be adopted will be favorable to our business. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

The health care industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition. As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct, to the extent that we are ourselves subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of HCIT and because, in a number of situations, even though we may not be directly regulated by specific health care laws and regulations, our Solutions and Services must be capable of being used by our clients in a way that complies with those laws and regulations. There is a significant and wide-ranging number of regulations both within the U.S. and abroad, such as regulations in the areas of health care fraud, information blocking, e-prescribing, claims processing and transmission, health care devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Health Care Fraud. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse perpetuated by health care providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of Solutions and Services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales and information blocking, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

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

Regulation of Health Care Devices. The U.S. Food and Drug Administration ("FDA") has determined that certain of our Solutions and Services are medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our Solutions and Services. If other of our Solutions and Services are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations globally is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and devices that are used in health care. If we are unable to obtain the required regulatory approvals for any such Solutions and Services, our short- and long-term business plans for these Solutions and Services could be delayed or canceled.

There have been nine FDA inspections at various Cerner sites since 2003. Inspections conducted at our Headquarters Campus, Realization Campus and Innovations Campus in 2010 and 2017 resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to the Form 483 observations that were issued in 2010 and 2017. The remaining FDA inspections, including inspections at our campuses in 2006, 2007 and 2014, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our Solutions and Services. The FDA has many enforcement tools including recalls, device corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

In the U.S., HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business and our claims processing, transmission and submission services, are required to comply with HIPAA privacy standards, transaction regulations and security regulations. Moreover, the HITECH provisions of the American Recovery and Reinvestment Act of 2009 ("ARRA"), and associated regulatory requirements, extend many of the HIPAA obligations, formerly imposed only upon covered entities, to business associates as well. As a business associate of our clients who are covered entities, we were in most instances already contractually required to comply with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Evolving HIPAA and HITECH-related laws and regulations in the U.S. and data privacy and security laws and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our Solutions and Services if they are not re-designed in a timely manner to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our Solutions and Services to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties.

In Europe, we are subject to EU and national data protection legislation, including the 2016 General Data Protection Regulation ("GDPR") which imposes restrictions on the processing of personal data (including health data) that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S. The EU regulation establishes several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not adequately protect the privacy and security of personal data to European standards. In addition to this EU-wide legislation, certain member states have adopted more stringent data protection standards, particularly for health data. We have addressed these requirements, relative to data transfers, by self-certifying our compliance with the EU-U.S. Privacy Shield Framework to the U.S. Department of Commerce International Trade Administration ("ITA"). The ITA has approved our self-certification. However, continued criticism of the Privacy Shield by officials in Europe casts uncertainty as to the long-term effectiveness of the Privacy Shield to support EU-U.S. transfers of personal data. For that reason, we are also pursuing alternative methods of compliance (e.g. Standard Contractual Clauses), but those methods also may be subject to scrutiny by data protection authorities in European member states.

The GDPR impacts how businesses, including both us and our clients, can collect and process the personal data of EU individuals. We have incurred development costs in delivering Solutions and Services as we update our Solutions and Services to enable our European clients to comply with these varying and evolving standards. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our Solutions and Services and could have a material adverse impact on our business, results of operations and financial condition.

The GDPR grants broad enforcement powers to regulatory agencies to investigate and enforce our compliance with their data privacy and security requirements. Governmental enforcement personnel, particularly in the EU, have substantial powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations or fail to deliver compliant Solutions and Services, we could be subject to civil penalties, sanctions or contract liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

Interoperability Standards. Our clients continue to be concerned and often require that our Solutions and Services be interoperable with other third party HCIT suppliers. Market forces and governmental/regulatory authorities create software interoperability standards that may apply to our Solutions and Services. If our Solutions and Services are not consistent with those standards, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) is charged under the Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the U.S. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering Solutions and Services if we need to update our Solutions and Services to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients' decisions to purchase our Solutions and Services. If our Solutions and Services are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our Solutions and Services.

Federal Requirements for Certified Health Information Technology. Various U.S. federal, state and non-government agencies continue to generate requirements for the use of information technology. In many cases, these requirements have become conditions for receiving payment for health care services to beneficiaries of federal health insurance programs. These requirements are expansions of the statutory ARRA HITECH program that began providing incentive payments in 2011 to hospitals and eligible providers for the "meaningful use of certified electronic health record technology ("CEHRT")." Although those incentive programs have expired, CEHRT continues to be a condition of participation in federal health care programs. In 2015, MACRA required the use of CEHRT as part of its Quality Payment Program for eligible providers under Medicare. CEHRT is also one of the areas measured under the Merit based Incentive Payment System (known as MIPS) by which the Medicare Physician Fee Schedule was restructured. In the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on CEHRT and this continues with the Trump Administration. The Cures Act has tied CEHRT to its policy goals of reducing barriers to the exchange of health information data blocking, encouraging nationwide interoperability, consumer access to health information and improving health information availability between consumers and their care teams. The regulations establishing the certification standards for CEHRT will continue to be updated to support these policy goals with greater emphasis on interoperability, consumer engagement, patient safety and health information privacy and security. The ONC is due to develop additional regulations under the Cures Act to enforce the act’s policy directives relating to data blocking and interoperability. In addition, the ONC has increased its surveillance activities concerning vendor compliance relative to CEHRT.

We have completed certification efforts to meet current CEHRT requirements that became mandatory for certain Federal programs on January 1, 2019, and for many others that become mandatory during 2019. We will continue to address additional regulatory requirements as they evolve. However, these standards and specifications are subject to interpretation by the entities designated to certify our electronic health care technology as CEHRT compliant. Additionally, if our business practices, Solutions and Services are not compliant with these evolving regulatory requirements, our market position and sales could be impaired, and we may have to invest significantly in changes to our Solutions and Services. Further, we bear potential financial risks where we are alleged to have not appropriately complied with these regulations. We also bear financial risk where we have entered into agreements with clients to warrant their ability to meet future federal program requirements that require use of CEHRT. While a client's ability to meet future federal health program related attestation requirements may be dependent on the client's ability to adopt, rollout and attain sufficient use of our certified Solutions and Services on a timely basis, we may face risks that come from issues in full adoption of our certified Solutions and Services, which in turn could lead to a client missing its attestation targets. These risks are enhanced when we are under agreements to provide application management services to our clients that place responsibilities on us for application configuration and implementation as a prerequisite to meaningful use attainment ordinarily borne by the client.

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

We may also experience seasonality in revenues. For example, our revenues historically have been lower in the first quarter of the year and greater in the fourth quarter of the year, primarily as a result of clients' year-end efforts to make final capital expenditures for the then-current year. These seasonal variations may lead to fluctuations in our annual and quarterly revenues and operating results.

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

Furthermore, the stock market in general, and the markets for software, health care devices, other health care solutions and services and information technology companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance.

We cannot guarantee that our stock repurchase program or our quarterly dividend program will be fully implemented or that either will enhance long-term stockholder value. Our Board of Directors has approved a stock repurchase program totaling $1.0 billion, of which $283 million remains available for purchase at the end of 2018. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Additionally, our Board has approved the initiation of a quarterly cash dividend program and while we expect to pay a cash dividend on a quarterly basis, future declarations of such quarterly cash dividends are subject to approval by the Board of Directors and the Board of Directors' determination that the declaration of dividends are in the best interests of Cerner and its shareholders.

Either or both of our repurchase or dividend programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Market and Industry Data

This Annual Report on Form 10-K may contain market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this Annual Report.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of the end of 2018, we owned approximately six million gross square feet of real estate located in the greater Kansas City metro area and Malvern, Pennsylvania. Such property primarily consists of office space, data center, and warehouse facilities used primarily by our Domestic Segment.

As of the end of 2018, we leased additional space used primarily by our Domestic Segment in the following locations:

• Arlington, Virginia	• Franklin, Tennessee	• New York, New York
• Brooklyn, New York	• Jefferson City, Missouri	• North Kansas City, Missouri
• Carlsbad, California	• Kansas City, Missouri	• Rochester, Minnesota
• Colchester, Vermont	• Lakeland, Florida	• Salt Lake City, Utah
• Columbia, Missouri	• Mason, Ohio	• Tempe, Arizona
• Costa Mesa, California	• Minneapolis, Minnesota	• Waltham, Massachusetts
• Denver, Colorado	• Nevada, Missouri
• Durham, North Carolina	• New Concord, Ohio

We also leased space primarily used by our Global Segment in the following locations:

• Abu Dhabi, United Arab Emirates	• Gothenburg, Sweden	• Oslo, Norway
• Bangalore, India	• Hamburg, Germany	• Palma de Mallorca, Spain
• Berlin, Germany	• Idstein, Germany	• Paris, France
• Brasov, Romania	• Kolkata, India	• Riyadh, Saudi Arabia
• Brisbane, Australia	• Kuala Lumpur, Malaysia	• Sao Paulo, Brazil
• Cairo, Egypt	• Las Palmas, Gran Canaria, Spain	• Singapore
• Doha, Qatar	• Lisbon, Portugal	• St. Wolfgang, Germany
• Dubai, United Arab Emirates	• London, England	• Stockholm, Sweden
• Dublin, Ireland	• Lund, Sweden	• Sydney, Australia
• Erlangen, Germany	• Madrid, Spain	• The Hague, Netherlands
• Essen, Germany	• Markham, Ontario, Canada	• Vienna, Austria
• Gmund, Austria	• Melbourne, Australia

In general, we believe our facilities are suitable to meet our current and reasonably anticipated future needs.

Item 3. Legal Proceedings.

From time to time, we are involved in litigation which is incidental to our business. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2018 and 2017 as reported by the Nasdaq Global Select Market.

	2018			2017

	High	Low	Last	High	Low	Last

First Quarter	$73.43	$56.49	$58.00	$59.83	$47.09	$58.85
Second Quarter	63.22	52.05	59.79	69.28	58.09	66.47
Third Quarter	67.57	59.49	64.41	72.27	61.53	71.32
Fourth Quarter	65.44	48.78	52.01	73.86	62.86	67.39

At January 28, 2019, there were approximately 940 owners of record. To date, we have paid no cash dividends. Subject to declaration by the Board of Directors, the Company plans to initiate a quarterly cash dividend of $0.15 per share, with the first payment expected in the third quarter of 2019. Future dividends will be subject to the determination, declaration and discretion of the Board of Directors and compliance with our covenants under our credit facility.

The table below provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2018:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
September 30, 2018 - October 27, 2018	—	$—	—	$581,522,399
October 28, 2018 - November 24, 2018	1,722,734	58.05	1,722,124	481,556,844
November 25, 2018 - December 29, 2018	3,745,917	52.96	3,745,917	283,172,767
Total	5,468,651	$54.56	5,468,041

(a)
Of the 5,468,651 shares of common stock, par value $0.01 per share, presented in the table above, 610 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy the minimum tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 610 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
As announced on May 25, 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. As announced on May 21, 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During 2018, we repurchased 11.2 million shares for total consideration of $644 million under the program pursuant to Rule 10b5-1 plans. At December 29, 2018, $283 million remains available for repurchase under the outstanding program. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our share repurchase program.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

(In thousands, except per share data)	2018(1)	2017(2)	2016	2015(3)	2014

Statement of Operations Data:
Revenues	$5,366,325	$5,142,272	$4,796,473	$4,425,267	$3,402,703
Operating earnings	774,785	960,471	911,013	781,136	763,084
Earnings before income taxes	800,851	967,129	918,434	781,380	774,174
Net earnings	630,059	866,978	636,484	539,362	525,433

Earnings per share:
Basic	1.91	2.62	1.88	1.57	1.54
Diluted	1.89	2.57	1.85	1.54	1.50

Weighted average shares outstanding:
Basic	330,084	331,373	337,740	343,178	342,150
Diluted	333,572	337,999	343,653	350,908	350,386

Balance Sheet Data:
Working capital	$1,356,114	$1,590,632	$773,960	$1,049,967	$1,714,471
Total assets	6,708,636	6,469,311	5,629,963	5,561,984	4,530,565
Long-term debt and capital lease obligations, excl. current installments	438,802	515,130	537,552	563,353	62,868
Shareholders' equity	4,928,389	4,785,348	3,927,947	3,870,384	3,565,968

(1)	In 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to consolidated financial statements.

(2)	Includes the impact of certain U.S. income tax reform, as further described in Note (12) of the notes to consolidated financial statements.

(3)	In 2015, we acquired our Health Services business from Siemens AG.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management Discussion and Analysis ("MD&A") is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2018, 2017 and 2016 each consisted of 52 weeks and ended on December 29, 2018, December 30, 2017, and December 31, 2016, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and tech enabled services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% and 12%, respectively. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 27,500 contracted provider facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current suppliers. We may also supplement organic growth with acquisitions or strategic investments.

We expect to drive growth through solutions and tech-enabled services that reflect our ongoing ability to innovate and expand our reach into health care. Examples of these include our CareAware® health care device architecture and devices, Cerner ITWorksSM services, revenue cycle solutions and services, and HealtheIntent® population health solutions and services. Finally, we continue to believe there is significant opportunity for growth outside of the United States, with many non-U.S. markets focused on health care information technology as part of their strategy to improve the quality and lower the cost of health care.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 10% and 13% over the most recent five- and ten-year periods, respectively. We expect to drive earnings growth as we continue to grow our revenue. We also have opportunities to expand our operating margins over time. In the near term, we expect growth in non-cash expenses, such as amortization and depreciation, and a mix of lower margin revenue associated with some of our rapidly growing services businesses will limit our margin expansion. Longer-term, we expect to generate margin expansion as the growth rate of non-cash expenses slows, we achieve economies of scale and efficiencies in our services businesses, control general and administrative expenses, and get more contributions to our growth from solutions on our HealtheIntent platform, which we expect to be accretive to our overall margins.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Results Overview

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $6.72 billion in 2018, which is an increase of 6% compared to $6.32 billion in 2017.

Revenues for 2018 increased 4% to $5.37 billion, compared to $5.14 billion in 2017. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for 2018 decreased 27% to $630 million, compared to $867 million in 2017. Diluted earnings per share decreased 26% to $1.89 in 2018, compared to $2.57 in 2017. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, which includes the hiring of personnel to support revenue growth and a $45 million pre-tax charge to provide an allowance against certain disputed client receivables. Additionally, we had a lower effective tax rate in 2017, stemming from certain U.S. income tax reform enacted in December 2017.

We had cash collections of receivables of $5.49 billion in 2018 compared to $5.44 billion in 2017. Days sales outstanding was 79 days for the 2018 fourth quarter compared to 82 days for the 2018 third quarter and 72 days for the 2017 fourth quarter. Operating cash flows for 2018 were $1.45 billion compared to $1.31 billion in 2017.

Revenue Recognition

In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to consolidated financial statements. The impact of applying this new guidance (versus prior U.S. GAAP) increased 2018 revenues and earnings before income taxes by $207 million and $101 million, respectively. This impact is primarily driven by certain new contracts in 2018 where we made commitments for specified upgrades. Under the new revenue guidance, we are required to estimate stand-alone selling price when allocating transaction consideration to performance obligations, such as specified upgrades. Under prior U.S. GAAP, we could not establish vendor specific objective evidence of fair value for specified upgrades, which would have delayed the revenue recognition on the entire contract until the upgrades were delivered.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under "Health Care and Health Care IT Industry" in Part I, Item 1 "Business," which is incorporated herein by reference.

Results of Operations
Fiscal Year 2018 Compared to Fiscal Year 2017

(In thousands)	2018	% of Revenue	2017	% of Revenue	% Change

Revenues	$5,366,325	100%	$5,142,272	100%	4%
Costs of revenue	937,348	17%	854,091	17%	10%

Margin	4,428,977	83%	4,288,181	83%	3%

Operating expenses
Sales and client service	2,493,696	46%	2,276,821	44%	10%
Software development	683,663	13%	605,046	12%	13%
General and administrative	389,469	7%	355,267	7%	10%
Amortization of acquisition-related intangibles	87,364	2%	90,576	2%	(4)%

Total operating expenses	3,654,192	68%	3,327,710	65%	10%

Total costs and expenses	4,591,540	86%	4,181,801	81%	10%

Operating earnings	774,785	14%	960,471	19%	(19)%

Other income, net	26,066		6,658
Income taxes	(170,792)		(100,151)

Net earnings	$630,059		$866,978		(27)%
Revenues & Backlog
Revenues increased 4% to $5.37 billion in 2018, as compared to $5.14 billion in 2017. The growth in revenues includes a $220 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $15.25 billion as of December 29, 2018, of which we expect to recognize approximately 29% as revenue over the next 12 months. In the first quarter of 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to consolidated financial statements. In connection with the adoption of such guidance, we modified our calculation of backlog as previously determined under Regulation S-K to represent the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) to conform to the new revenue recognition guidance. Backlog amounts disclosed prior to the adoption of the new revenue recognition guidance have not been adjusted, and are not comparable to, the current period presentation.
We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $525 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.
Costs of Revenue
Costs of revenue as a percent of revenues were 17% in both 2018 and 2017.
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
Operating Expenses
Total operating expenses increased 10% to $3.65 billion in 2018, as compared to $3.33 billion in 2017.

•
Sales and client service expenses as a percent of revenues were 46% in 2018, compared to 44% in 2017. These expenses increased 10% to $2.49 billion in 2018, from $2.28 billion in 2017. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The 2018 amount includes a pre-tax charge of $45 million to provide an allowance against certain client receivables with Fujitsu Services Limited ("Fujitsu"), as further discussed in Note (3) of the notes to consolidated financial statements. The remaining growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 13% in 2018, compared to 12% in 2017. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in 2018 and 2017 is as follows:

	For the Years Ended
(In thousands)	2018	2017

Software development costs	$747,128	$705,944
Capitalized software costs	(271,787)	(271,411)
Capitalized costs related to share-based payments	(1,906)	(2,737)
Amortization of capitalized software costs	210,228	173,250

Total software development expense	$683,663	$605,046

•
General and administrative expenses as a percent of revenues were 7% in both 2018 and 2017. These expenses increased 10% to $389 million in 2018, from $355 million in 2017. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses is primarily due to increased expense associated with share-based payment awards.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in both 2018 and 2017. These expenses decreased 4% to $87 million in 2018, from $91 million in 2017. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets becoming fully amortized.

Non-Operating Items

•
Other income, net was $26 million in 2018, compared to $7 million in 2017. The increase is primarily attributable to increased interest on our cash and investment balances, due to rising interest rates.

•
Our effective tax rate was 21% in 2018, compared to 10% in 2017. The increase in the effective tax rate in 2018 is primarily a result of impacts from certain U.S. income tax reform enacted in December 2017. Refer to Note (12) of the notes to consolidated financial statements for further information regarding our effective tax rate. We do not expect significant changes to our overall effective tax rate in 2019, from what is reported for 2018.

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

The following table presents a summary of our operating segment information for the years ended 2018 and 2017:

(In thousands)	2018	% of Segment Revenue	2017	% of Segment Revenue	% Change

Domestic Segment
Revenues	$4,730,266	100%	$4,575,171	100%	3%
Costs of revenue	827,904	18%	755,729	17%	10%
Operating expenses	2,164,465	46%	1,998,544	44%	8%
Total costs and expenses	2,992,369	63%	2,754,273	60%	9%

Domestic operating earnings	1,737,897	37%	1,820,898	40%	(5)%

Global Segment
Revenues	636,059	100%	567,101	100%	12%
Costs of revenue	109,444	17%	98,362	17%	11%
Operating expenses	321,116	50%	264,196	47%	22%
Total costs and expenses	430,560	68%	362,558	64%	19%

Global operating earnings	205,499	32%	204,543	36%	—%

Other, net	(1,168,611)		(1,064,970)		10%

Consolidated operating earnings	$774,785		$960,471		(19)%
Domestic Segment

•
Revenues increased 3% to $4.73 billion in 2018, from $4.58 billion in 2017. The growth in revenues includes a $181 million increase in professional services revenue, driven by increased contributions from Cerner ITWorks and revenue cycle services. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 18% in 2018, compared to 17% in 2017. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with services revenue.

•
Operating expenses as a percent of revenues were 46% in 2018, compared to 44% in 2017. The higher operating expenses as a percent of revenues reflects the hiring of personnel to support revenue growth.

Global Segment

•
Revenues increased 12% to $636 million in 2018, from $567 million in 2017. This increase was driven by growth across most of our business. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

•	Costs of revenue as a percent of revenues were 17% in both 2018 and 2017.

•
Operating expenses as a percent of revenues were 50% in 2018, compared to 47% in 2017. The increase as a percent of revenues is primarily due to a pre-tax charge of $45 million in 2018 to provide an allowance against certain client receivables with Fujitsu, as further discussed in Note (3) of the notes to consolidated financial statements.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 10% from 2017 to 2018. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Fiscal Year 2017 Compared to Fiscal Year 2016

(In thousands)	2017	% of Revenue	2016	% of Revenue	% Change

Revenues	$5,142,272	100%	$4,796,473	100%	7%
Costs of revenue	854,091	17%	779,116	16%	10%

Margin	4,288,181	83%	4,017,357	84%	7%

Operating expenses
Sales and client service	2,276,821	44%	2,071,926	43%	10%
Software development	605,046	12%	551,418	11%	10%
General and administrative	355,267	7%	392,454	8%	(9)%
Amortization of acquisition-related intangibles	90,576	2%	90,546	2%	—%

Total operating expenses	3,327,710	65%	3,106,344	65%	7%

Total costs and expenses	4,181,801	81%	3,885,460	81%	8%

Operating earnings	960,471	19%	911,013	19%	5%

Other income, net	6,658		7,421
Income taxes	(100,151)		(281,950)

Net earnings	$866,978		$636,484		36%

Revenues
Revenues increased 7% to $5.14 billion in 2017, as compared to $4.80 billion in 2016. The growth in revenues includes a $147 million increase in professional services revenue, driven by growth in implementation and consulting activities. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.
Costs of Revenue
Costs of revenue as a percent of revenues were 17% in 2017, compared to 16% in 2016. The marginally higher costs of revenue as a percent of revenues was primarily due to higher third-party costs associated with technology resale.
Operating Expenses
Total operating expenses increased 7% to $3.33 billion in 2017, as compared to $3.11 billion in 2016.

•
Sales and client service expenses as a percent of revenues were 44% in 2017, compared to 43% in 2016. These expenses increased 10% to $2.28 billion in 2017, from $2.07 billion in 2016. The growth in sales and client service expenses reflects hiring of services personnel to support the growth in services revenue.

•
Software development expenses as a percent of revenues were 12% in 2017, compared to 11% in 2016. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in 2017 and 2016 is as follows:

	For the Years Ended
(In thousands)	2017	2016

Software development costs	$705,944	$704,882
Capitalized software costs	(271,411)	(290,911)
Capitalized costs related to share-based payments	(2,737)	(2,785)
Amortization of capitalized software costs	173,250	140,232

Total software development expense	$605,046	$551,418

•
General and administrative expenses as a percent of revenues were 7% in 2017, compared to 8% in 2016. These expenses decreased 9% to $355 million in 2017, from $392 million in 2016. The decrease in general and administrative expenses was primarily due to 2016 containing $36 million of expenses associated with a voluntary separation plan. Refer to Note (1) of the notes to consolidated financial statements for further detail regarding our 2016 voluntary separation plan.

•	Amortization of acquisition-related intangibles as a percent of revenues was 2% in both 2017 and 2016. These expenses remained flat at $91 million in both 2017 and 2016.

Non-Operating Items

•	Other income, net remained flat at $7 million in both 2017 and 2016.

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

Operations by Segment

The following table presents a summary of our operating segment information for the years ended 2017 and 2016:

(In thousands)	2017	% of Segment Revenue	2016	% of Segment Revenue	% Change

Domestic Segment
Revenues	$4,575,171	100%	$4,245,097	100%	8%
Costs of revenue	755,729	17%	676,437	16%	12%
Operating expenses	1,998,544	44%	1,774,146	42%	13%
Total costs and expenses	2,754,273	60%	2,450,583	58%	12%

Domestic operating earnings	1,820,898	40%	1,794,514	42%	1%

Global Segment
Revenues	567,101	100%	551,376	100%	3%
Costs of revenue	98,362	17%	102,679	19%	(4)%
Operating expenses	264,196	47%	246,243	45%	7%
Total costs and expenses	362,558	64%	348,922	63%	4%

Global operating earnings	204,543	36%	202,454	37%	1%

Other, net	(1,064,970)		(1,085,955)		(2)%

Consolidated operating earnings	$960,471		$911,013		5%
Domestic Segment

•
Revenues increased 8% to $4.58 billion in 2017, from $4.25 billion in 2016. The growth in revenues includes a $141 million increase in professional services revenue, driven by growth in implementation and consulting activities. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

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

Global Segment

•
Revenues increased 3% to $567 million in 2017, from $551 million in 2016. The growth in revenues includes a $13 million increase in support and maintenance revenue. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

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
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At the end of 2018, we had cash and cash equivalents of $374 million and short-term investments of $401 million, as compared to cash and cash equivalents of $371 million and short-term investments of $435 million at the end of 2017.
We maintain a $100 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of the end of 2018, we had no outstanding borrowings under this facility; however, we had $30 million of outstanding letters of credit, which reduced our available borrowing capacity to $70 million. Refer to Note (9) of the notes to consolidated financial statements for additional information regarding our credit facility.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit, will be sufficient to meet anticipated cash requirements during 2019.
The following table summarizes our cash flows in 2018, 2017 and 2016:

	For the Years Ended
(In thousands)	2018	2017	2016

Cash flows from operating activities	$1,454,009	$1,307,675	$1,245,637
Cash flows from investing activities	(828,937)	(1,005,851)	(789,774)
Cash flows from financing activities	(609,787)	(110,984)	(676,677)
Effect of exchange rate changes on cash	(12,082)	9,222	(10,447)
Total change in cash and cash equivalents	3,203	200,062	(231,261)

Cash and cash equivalents at beginning of period	370,923	170,861	402,122

Cash and cash equivalents at end of period	$374,126	$370,923	$170,861

Free cash flow (non-GAAP)	$733,388	$671,444	$492,514

Cash from Operating Activities

	For the Years Ended
(In thousands)	2018	2017	2016

Cash collections from clients	$5,486,654	$5,444,531	$5,184,252
Cash paid to employees and suppliers and other	(4,032,498)	(3,932,398)	(3,665,592)
Cash paid for interest	(15,707)	(17,914)	(18,484)
Cash paid for taxes, net of refunds	15,560	(186,544)	(254,539)

Total cash from operations	$1,454,009	$1,307,675	$1,245,637
Cash flow from operations increased $146 million in 2018 compared to 2017, due primarily to net refunds of taxes. Cash flow from operations increased $62 million in 2017 compared to 2016, due primarily to an increase in cash impacting earnings, partially offset by an increase in cash used to fund working capital requirements. During 2018, 2017 and 2016, we received total client cash collections of $5.49 billion, $5.44 billion and $5.18 billion, respectively. Days sales outstanding was 79 days in the fourth quarter of 2018, compared to 82 days for the 2018 third quarter and 72 days for the 2017 fourth quarter. Revenues provided under support and maintenance agreements represent recurring cash flows. We expect these revenues to continue to grow as the base of installed systems grows.

Cash from Investing Activities

	For the Years Ended
(In thousands)	2018	2017	2016

Capital purchases	$(446,928)	$(362,083)	$(459,427)
Capitalized software development costs	(273,693)	(274,148)	(293,696)
Purchases of investments, net of sales and maturities	(71,497)	(339,974)	(18,179)
Purchase of other intangibles	(36,819)	(29,646)	(18,472)

Total cash flows from investing activities	$(828,937)	$(1,005,851)	$(789,774)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.
Our capital spending in 2018 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases in 2018 were higher than 2017 levels, primarily driven by an increase in spending to support our facilities requirements, including commencement of construction on the next two phases of our Innovations Campus (office space development located in Kansas City, Missouri); along with increased capital purchases to support the growth in our managed services business. Total capital spending is expected to increase more than $75 million in 2019, primarily driven by spending to support our facilities requirements, including the continued construction of our Innovations Campus.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. Our 2016 and 2018 activity is impacted by higher levels of excess cash being used to repurchase shares of our common stock, as discussed further below. Additionally, on July 27, 2018 we acquired a minority interest in Essence Group Holdings Corporation for cash consideration of $266 million. Refer to Note (4) of the notes to consolidated financial statements for further information regarding this investment. We expect to continue seeking and completing strategic acquisitions or investments that are complementary to our business.
Cash from Financing Activities

	For the Years Ended
(In thousands)	2018	2017	2016

Repayment of long-term debt	$(75,000)	$—	$—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	81,476	65,121	25,672
Treasury stock purchases	(623,127)	(173,434)	(700,275)
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)	(2,074)
Other	8,555	—	—

Total cash flows from financing activities	$(609,787)	$(110,984)	$(676,677)
In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022. Refer to Note (9) of the notes to consolidated financial statements for further information regarding our outstanding indebtedness.
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue in 2019 based on the number of exercisable options at the end of 2018 and our current stock price. Refer to Note (14) of the notes to consolidated financial statements for additional information regarding our stock option and equity plans.
During 2018, 2017 and 2016, we repurchased 11.2 million shares of our common stock for total consideration of $644 million, 2.7 million shares of our common stock for total consideration of $173 million, and 13.7 million shares of our common stock for total consideration of $700 million, respectively. At the end of 2018, $283 million remains available for repurchase under our current repurchase program. We may continue to repurchase shares under this program in 2019, which will be dependent on a number of factors, including the price of our common stock. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our share repurchase program.

Subject to declaration by the Board of Directors, the Company plans to initiate a quarterly cash dividend of $0.15 per share, with the first payment expected in the third quarter of 2019. Future dividends will be subject to the determination, declaration and discretion of the Board of Directors and compliance with our covenants under our credit facility. The Company anticipates that the cash used for future dividends and share repurchases will come primarily from cash from operations.

Free Cash Flow (Non-GAAP)

	For the Years Ended
(In thousands)	2018	2017	2016

Cash flows from operating activities (GAAP)	$1,454,009	$1,307,675	$1,245,637
Capital purchases	(446,928)	(362,083)	(459,427)
Capitalized software development costs	(273,693)	(274,148)	(293,696)

Free cash flow (non-GAAP)	$733,388	$671,444	$492,514

Free cash flow increased $62 million in 2018, compared to 2017. This increase was primarily due to an increase in cash from operations, partially offset by increased capital purchases. Free cash flow increased $179 million in 2017, compared to 2016. This increase was primarily due to an increase in cash from operations, along with reduced capital purchases.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2018, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2019	2020	2021	2022	2023	2024 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$—	$2,500	$—	$226,100	$1,700	$208,862	$439,162
Interest on long-term debt obligations	14,315	14,315	14,315	10,738	7,160	10,740	71,583
Capital lease obligations	4,914	—	—	—	—	—	4,914
Interest on capital lease obligations	143	—	—	—	—	—	143

Other obligations:
Operating lease obligations	29,739	27,669	22,904	17,240	10,166	17,743	125,461
Purchase obligations	138,851	102,773	24,746	15,517	15,486	26,924	324,297

Total	$187,962	$147,257	$61,965	$269,595	$34,512	$264,269	$965,560
(a) At the end of 2018, liabilities for unrecognized tax benefits were $19 million.

We have no off balance sheet arrangements as defined in Regulation S-K. The effects of inflation on our business during 2018, 2017 and 2016 were not significant.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, and income taxes. These accounting policies and our procedures related to these accounting policies are described in detail below and under specific areas within this MD&A. In addition, Note (1), Note (2), and Note (12) of the notes to consolidated financial statements expands upon discussion of our accounting policies for these areas.

Revenue Recognition
In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, replaced most existing revenue recognition guidance in U.S. GAAP. This new guidance requires a significant amount of judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures. Refer to Note (2) of the notes to consolidated financial statements for further discussion regarding significant judgments involved in our application of ASU 2014-09.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through December 29, 2018 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and notes to consolidated financial statements required by this Item are submitted as a separate part of this report. See Note (18) to the consolidated financial statements for supplementary financial information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

Our management is responsible for maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based upon that evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were designed and were effective to provide reasonable assurance that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

b)	Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 29, 2018, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein under "Report of Independent Registered Public Accounting Firm".

c)	Changes in Internal Control over Financial Reporting.

During the fourth fiscal quarter ended December 29, 2018, progress continued on a plan that calls for modifications and enhancements to our internal controls over financial reporting in relation to our upcoming adoption of the new lease standard effective in the first quarter of 2019. Such plan resulted in changes to certain processes and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•Monitoring of the adoption process; and

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard's adoption.

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting.

Except as disclosed above, there were no other changes in our internal controls over financial reporting during the fiscal quarter ended December 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

d)	Limitations on Controls.

Our management, including our CEO and CFO, have concluded that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at that reasonable assurance level. However, our management can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

N/A

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information under "Information Concerning Directors," "Meetings of the Board and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance: Code of Business Conduct and Ethics," "Consideration of Director Nominees," "Committees of the Board: Audit Committee" and "Certain Transactions" as it relates to family relationships as set forth in the Company's definitive proxy statement related to its 2019 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof in our 2018 proxy statement.

The information required by this Item 10 regarding our Executive Officers is set forth under the caption "Executive Officers of the Registrant" in Part I above.

Item 11. Executive Compensation.

The information under "Committees of the Board: Compensation Committee," "Director Compensation," "2018 Director Compensation Table," "Compensation Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "2018 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2018 Fiscal Year-End," "2018 Option Exercises and Stock Vested," "Potential Payments Under Termination or Change in Control," "Pay Ratio" and "Compensation Committee Interlocks and Insider Participation" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 29, 2018:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	22,674	$52.31	7,400
Equity compensation plans not approved by security holders	—	—	—

Total	22,674		7,400

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under "Certain Transactions" and "Meetings of the Board and Committees" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information under "Relationship with Independent Registered Public Accounting Firm" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

a)	Financial Statements and Exhibits

(1)	Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 29, 2018 and December 30, 2017

Consolidated Statements of Operations -Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Comprehensive Income - Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Cash Flows - Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 29, 2018, December 30, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3.1	Third Restated Certificate of Incorporation of Cerner Corporation	10-K	3(a)	2/11/2015

3.2	Amended & Restated Bylaws of Cerner Corporation (effective March 2, 2018)	8-K	3.1	3/6/2018

4	Specimen stock certificate	10-K	4(a)	2/28/2007 000-15386/07658265

10.1*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 000-15386/07658265

10.2*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010 000-15386/10875957

10.3*	Executive Employment Agreement between Cerner Corporation and Brent Shafer	10-K	10.3	2/12/2018

10.4*	Relocation Agreement between Cerner Corporation and Brent Shafer	10-Q	10.2	5/3/2018

10.5*	Amended & Restated Aircraft Time Sharing Agreement between Cerner Corporation and Brent Shafer	10-Q	10.1	10/26/2018

10.6*	Amended & Restated Executive Employment Agreement between Cerner Corporation and Clifford W. Illig	8-K/A	10.1	8/17/2017

10.7*	Amended Employment Agreement between Cerner Corporation and Zane M. Burke	8-K	10.1	9/11/2017

10.8*	Separation Agreement between Cerner Corporation and Zane M. Burke	10-Q	10.2	10/26/2018

10.9*	Amended Employment Agreement between Cerner Corporation and Michael R. Nill	8-K	10.2	9/11/2017

10.10*	Amended Employment Agreement between Cerner Corporation and Jeffrey A. Townsend	8-K	10.3	9/11/2017

10.11*	Relocation Agreement between Cerner Corporation and Jeffrey A. Townsend	10-Q	10.10	10/27/2017

10.12*	Amended Employment Agreement between Cerner Corporation and Marc G. Naughton	8-K	10.4	9/11/2017

10.13*	Amended Employment Agreement between Cerner Corporation and John Peterzalek				X

10.14*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001 000-15386/1586224

10.15*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001 000-15386/1586224

10.16*	Cerner Corporation Associate Equity Participation Program Non-Qualified Stock Option Agreement				X

10.17*	Cerner Corporation 2001 Long-Term Incentive Plan F	DEF 14A	Annex I	4/16/2001 000-15386/1603080

10.18*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Agreement	10-K	10(v)	3/17/2005 000-15386/05688830

10.19*	Cerner Corporation 2001 Long-Term Incentive Plan F Nonqualified Stock Option Grant Certificate	10-Q	10(a)	11/10/2005 000-15386/051193974

10.20*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 000-15386/08646565

10.21*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 000-15386/08646565

10.22*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015)	8-K	10.2	5/27/2015

10.23*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.2	5/6/2016

10.24*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013 000-15386/13586825

10.25*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.3	5/6/2016

10.26*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.4	10/27/2017

10.27*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.4	5/6/2016

10.28*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.3	10/27/2017

10.29*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013 000-15386/13586825

10.30*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-qualified Stock Option Grant Certificate	10-Q	10.5	5/6/2016

10.31*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	8/3/2016

10.32*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	10/27/2017

10.33*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.2	4/28/2017

10.34*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.5	10/27/2017

10.35*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.3	4/28/2017

10.36*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.6	10/27/2017

10.37*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated January 1, 2019				X

10.38*	Cerner Corporation 2018 Performance Compensation Plan (effective January 1, 2018)	8-K	10.1	3/6/2018

10.39*	2018 Executive Performance Agreement - Section 16 Officer	8-K	10.2	3/6/2018

10.40	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/25/2010 000-15386/10543089

10.41	Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated August 5, 2014	10-Q	2.1	10/24/2014 000-15386/141172425

10.42	Amendment Agreement to the Master Sale and Purchase Agreement between Siemens AG and Cerner Corporation dated February 2, 2015	8-K	10.1	2/2/2015

10.43	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014 000-15386/141269611

10.44	Third Amended and Restated Credit Agreement, dated October 30, 2015, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A. and Commerce Bank, N.A.	8-K	10.1	11/3/2015

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of D. Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification of D. Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
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

CERNER CORPORATION

Date: February 8, 2019	By:	/s/ Brent Shafer
D. Brent Shafer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Brent Shafer	February 8, 2019
Brent Shafer, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Marc G. Naughton	February 8, 2019
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 8, 2019
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 8, 2019
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Denis A. Cortese	February 8, 2019
Denis A. Cortese, M.D., Director

/s/ Mitchell E. Daniels	February 8, 2019
Mitchell E. Daniels, Director

/s/ Linda M. Dillman	February 8, 2019
Linda M. Dillman, Director

/s/ Julie L. Gerberding	February 8, 2019
Julie L. Gerberding, M.D., Director

/s/ William D. Zollars	February 8, 2019
William D. Zollars, Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Cerner Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three‑year period ended December 29, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 8, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three‑year period ended December 29, 2018, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Changes in Accounting Principle
As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue transactions with customers in 2018 due to the adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)". The Company also changed its method of accounting for certain share-based payment award transactions in 2017 due to the adoption of Accounting Standards Update 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting".
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

Kansas City, Missouri
February 8, 2019

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 29, 2018 and December 30, 2017

(In thousands, except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$374,126	$370,923
Short-term investments	401,285	434,844
Receivables, net	1,183,494	1,042,781
Inventory	25,029	15,749
Prepaid expenses and other	334,870	515,930
Total current assets	2,318,804	2,380,227

Property and equipment, net	1,743,575	1,603,319
Software development costs, net	894,512	822,159
Goodwill	847,544	853,005
Intangible assets, net	405,305	479,753
Long-term investments	300,046	196,837
Other assets	198,850	134,011

Total assets	$6,708,636	$6,469,311

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$293,534	$218,996
Current installments of long-term debt and capital lease obligations	4,914	11,585
Deferred revenue	399,189	311,337
Accrued payroll and tax withholdings	195,931	183,770
Other accrued expenses	69,122	63,907
Total current liabilities	962,690	789,595

Long-term debt and capital lease obligations	438,802	515,130
Deferred income taxes	336,379	336,446
Other liabilities	42,376	42,792
Total liabilities	1,780,247	1,683,963

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 362,212,843 shares issued at December 29, 2018 and 359,204,864 shares issued at December 30, 2017	3,622	3,592
Additional paid-in capital	1,559,562	1,380,371
Retained earnings	5,576,525	4,938,866
Treasury stock, 37,905,013 shares at December 29, 2018 and 26,743,517 shares at December 30, 2017	(2,107,768)	(1,464,099)
Accumulated other comprehensive loss, net	(103,552)	(73,382)
Total shareholders’ equity	4,928,389	4,785,348

Total liabilities and shareholders’ equity	$6,708,636	$6,469,311

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016

	For the Years Ended
(In thousands, except per share data)	2018	2017	2016

Revenues	$5,366,325	$5,142,272	$4,796,473
Costs and expenses:
Costs of revenue	937,348	854,091	779,116
Sales and client service	2,493,696	2,276,821	2,071,926
Software development (Includes amortization of $210,228, $173,250 and $140,232, respectively)	683,663	605,046	551,418
General and administrative	389,469	355,267	392,454
Amortization of acquisition-related intangibles	87,364	90,576	90,546

Total costs and expenses	4,591,540	4,181,801	3,885,460

Operating earnings	774,785	960,471	911,013

Other income, net	26,066	6,658	7,421

Earnings before income taxes	800,851	967,129	918,434
Income taxes	(170,792)	(100,151)	(281,950)

Net earnings	$630,059	$866,978	$636,484

Basic earnings per share	$1.91	$2.62	$1.88
Diluted earnings per share	$1.89	$2.57	$1.85
Basic weighted average shares outstanding	330,084	331,373	337,740
Diluted weighted average shares outstanding	333,572	337,999	343,653
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016

	For the Years Ended
(In thousands)	2018	2017	2016

Net earnings	$630,059	$866,978	$636,484
Foreign currency translation adjustment and other (net of taxes (benefit) of $(645), $4,909 and $2,092, respectively)	(30,575)	37,463	(33,871)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $132, $(416) and $37, respectively)	405	(680)	60

Comprehensive income	$599,889	$903,761	$602,673
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016

	For the Years Ended
(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$630,059	$866,978	$636,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	642,591	580,723	504,236
Share-based compensation expense	95,423	83,019	74,536
Provision for deferred income taxes	34,428	47,409	(11,517)
Changes in assets and liabilities:
Receivables, net	(207,785)	(32,836)	78,258
Inventory	(9,307)	(972)	(666)
Prepaid expenses and other	156,216	(191,369)	(66,658)
Accounts payable	65,202	6,960	(13,197)
Accrued income taxes	(27,849)	18,358	64,073
Deferred revenue	81,538	(3,114)	1,555
Other accrued liabilities	(6,507)	(67,481)	(21,467)

Net cash provided by operating activities	1,454,009	1,307,675	1,245,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(446,928)	(362,083)	(459,427)
Capitalized software development costs	(273,693)	(274,148)	(293,696)
Purchases of investments	(623,293)	(632,048)	(482,078)
Sales and maturities of investments	551,796	292,074	463,899
Purchase of other intangibles	(36,819)	(29,646)	(18,472)

Net cash used in investing activities	(828,937)	(1,005,851)	(789,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—
Proceeds from exercise of stock options	91,349	76,705	63,794
Payments to taxing authorities in connection with shares directly withheld from associates	(9,873)	(11,584)	(38,122)
Treasury stock purchases	(623,127)	(173,434)	(700,275)
Contingent consideration payments for acquisition of businesses	(1,691)	(2,671)	(2,074)
Other	8,555	—	—

Net cash used in financing activities	(609,787)	(110,984)	(676,677)

Effect of exchange rate changes on cash and cash equivalents	(12,082)	9,222	(10,447)

Net increase (decrease) in cash and cash equivalents	3,203	200,062	(231,261)
Cash and cash equivalents at beginning of period	370,923	170,861	402,122

Cash and cash equivalents at end of period	$374,126	$370,923	$170,861
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016

	Common Stock		Additional	Retained	Treasury	Accumulated Other
(In thousands)	Shares	Amount	Paid-in Capital	Earnings	Stock	Comprehensive Loss, Net

Balance at January 2, 2016	350,323	$3,503	$1,075,782	$3,457,843	$(590,390)	$(76,354)

Exercise of stock options (including net-settled option exercises)	3,408	34	27,747	—	—	—

Employee share-based compensation expense	—	—	74,536	—	—	—

Employee share-based compensation net excess tax benefit	—	—	52,848	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(33,811)

Treasury stock purchases	—	—	—	—	(700,275)	—

Net earnings	—	—	—	636,484	—	—

Balance at December 31, 2016	353,731	3,537	1,230,913	4,094,327	(1,290,665)	(110,165)

Exercise of stock options (including net-settled option exercises)	5,474	55	66,439	—	—	—

Employee share-based compensation expense	—	—	83,019	—	—	—

Cumulative effect of accounting change (ASU 2016-16)	—	—	—	(22,439)	—	—

Other comprehensive income (loss)	—	—	—	—	—	36,783

Treasury stock purchases	—	—	—	—	(173,434)	—

Net earnings	—	—	—	866,978	—	—

Balance at December 30, 2017	359,205	3,592	1,380,371	4,938,866	(1,464,099)	(73,382)

Exercise of stock options (including net-settled option exercises)	3,008	30	83,768	—	—	—

Employee share-based compensation expense	—	—	95,423	—	—	—

Cumulative effect of accounting change (ASU 2014-09)	—	—	—	7,600	—	—

Other comprehensive income (loss)	—	—	—	—	—	(30,170)

Treasury stock purchases	—	—	—	—	(643,669)	—

Net earnings	—	—	—	630,059	—	—

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years 2018, 2017 and 2016 each consisted of 52 weeks and ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Factors Impacting Comparability of Financial Statements

As of December 29, 2018, we have separately presented deferred income taxes in our consolidated balance sheets and reclassified other non-current liabilities to the caption "other liabilities". While this reporting change did not impact our consolidated results, prior period reclassifications have been made to conform to the current period presentation.

Voluntary Separation Plans

In the fourth quarter of 2016, we adopted a voluntary separation plan ("2016 VSP") for eligible associates. This 2016 VSP was available to U.S. associates who met a minimum level of combined age and tenure. Associates who elected to participate in the 2016 VSP received financial benefits commensurate with their tenure and position, along with vacation payout and medical benefits. The irrevocable acceptance period for associates electing to participate in the 2016 VSP ended in December 2016. During 2016, we recorded pre-tax charges for the 2016 VSP of $36 million, which are included in general and administrative expense in our consolidated statements of operations. At the end of 2016, this program was complete.

In January 2019, we adopted a new voluntary separation plan ("2019 VSP") for eligible associates. Generally, this 2019 VSP is available to U.S. associates who meet a minimum level of combined age and tenure, excluding, among others, or executive officers. Associates who elect to participate in the 2019 VSP will receive financial benefits commensurate with their tenure and position, along with vacation payout, medical benefits, and accelerated vesting of certain share-based payment awards. Eligible associates will have until February 13, 2019 to indicate interest in participation. For those associates approved to participate, their voluntary departure date will be in April 2019. We expect to record expense related to the 2019 VSP in 2019, once we know the level of associate participation.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	2018	2017	2016
Cash paid during the year for:
Interest (including amounts capitalized of $12,710, $10,387, and $14,852, respectively)	$15,707	$17,914	$18,484
Income taxes, net of refunds	(15,560)	186,544	254,539

Summary of Significant Accounting Policies

(a) Revenue Recognition - Refer to Note (2) for discussion regarding new revenue guidance adopted in the first quarter of 2018.

(b) Cash Equivalents - Cash equivalents consist of short-term marketable securities with original maturities less than 90 days.

(c) Available-for-sale Investments – Our short-term available-for-sale investments are primarily invested in time deposits, commercial paper, government and corporate bonds, with maturities of less than one year. Our long-term available-for-sale investments are primarily invested in government and corporate bonds with maturities of less than two years.

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

Refer to Note (4) and Note (5) for further description of these assets and their fair value.

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

(f) Property and Equipment - We account for property and equipment in accordance with Accounting Standards Codification Topic ("ASC") 360, Property, Plant, and Equipment. Property, equipment and leasehold improvements are stated at cost. Depreciation of property and equipment is computed using the straight-line method over periods of one to 50 years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease terms or the useful lives, which range from periods of one to 15 years.

(g) Software Development Costs - Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized software development costs over five years.

(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2018, 2017 or 2016. Refer to Note (7) for more information on goodwill and other intangible assets.

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

In 2017 we adopted Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacted several aspects of our accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification.

Prior to the adoption of ASU 2016-09, when associates exercised stock options, or upon the vesting of restricted stock awards, we recognized any related excess tax benefits or deficiencies (the difference between the deduction for tax purposes and the cumulative compensation cost recognized in the consolidated financial statements) in additional paid-in capital ("APIC"). During 2016 we recognized net excess tax benefits in APIC of $53 million. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as a component of income tax expense. They are not estimated when determining the annual estimated effective tax rate; instead, they are recorded as discrete items in the reporting period they occur. This provision of the new guidance was required to be applied prospectively, and prior periods were not retrospectively adjusted.
We utilize the treasury stock method for calculating diluted earnings per share. Prior to the adoption of ASU 2016-09, this method assumed that any net excess tax benefits generated from the hypothetical exercise of dilutive options were used to repurchase outstanding shares. Assumed share repurchases for net excess tax benefits included in our calculation of diluted earnings per share for 2016 were 2.0 million shares. Under the new guidance, net excess tax benefits generated from the hypothetical exercise of dilutive options are excluded from the calculation of diluted earnings per share. Therefore, the denominator in our diluted earnings per share calculation has increased (comparatively). This provision of the new guidance was required to be applied prospectively, and prior periods were not retrospectively adjusted.

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

(p) Accounting Pronouncements Adopted in 2018

Revenue Recognition. In the first quarter of 2018, we adopted new revenue guidance. Refer to Note (2) for further details.

Financial Instruments. In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was subsequently amended in February 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Such guidance impacts how we account for our investments reported under the cost method of accounting as follows:

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

We adopted this new guidance effective for our first quarter of 2018. Provisions within the guidance applicable to the Company were required to be applied prospectively. We have elected to measure our cost method investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. At December 29, 2018, we had cost method investments of $277 million, which do not have readily determinable fair values. Such investments are included in long-term investments in our consolidated balance sheets. We did not record any changes in the measurement of such investments during 2018.

Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force). Such guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of 2020, with early adoption permitted, and either prospective or retrospective application accepted. The Company adopted the standard early, in the third quarter of 2018, and elected prospective application. The adoption of such guidance did not have a material impact on our consolidated financial statements and related disclosures.

(q) Recently Issued Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces a new model that requires most leases to be reported on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The standard requires the use of the modified retrospective (cumulative effect) transition approach. ASU 2016-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

In the fourth quarter of 2018, we continued our analysis of contractual arrangements that may qualify as leases under the new standard. We currently expect the most significant impact of this new guidance will be the recognition of right-of-use assets and lease liabilities for our operating leases of office space. Refer to Note (16) where we disclose aggregate minimum future payments under these arrangements of $125 million at the end of 2018.

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

Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for "stranded tax effects" resulting from certain U.S. tax reform enacted in December 2017. Such "stranded tax effects" were created when deferred tax assets and liabilities related to items in AOCI were remeasured at the lower U.S. corporate tax rate in the period of enactment. ASU 2018-02 is effective for the Company in the first quarter of 2019, with early adoption permitted. The guidance in this ASU is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. corporate tax rate was recognized. We are currently evaluating the effect that ASU 2018-02 will have on our consolidated financial statements and related disclosures.

Collaborative Arrangements. In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB's new revenue standard (Topic 606). Such guidance clarifies revenue recognition and financial statement presentation for transactions between collaboration participants. ASU 2018-18 is effective for the Company in the first quarter of 2020, with early adoption permitted. The standard requires retrospective application to the date we adopted Topic 606, December 31, 2017. We are currently evaluating the effect that ASU 2018-18 will have on our consolidated financial statements and related disclosures, and we have not determined if we will early adopt.

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

ASU 2014-09, as amended ("Topic 606"), was effective for the Company in the first quarter of 2018. We selected the modified retrospective (cumulative effect) transition method of adoption. Such method provides that the cumulative effect from prior periods upon applying the new guidance to contracts which were not complete as of the adoption date be recognized in our consolidated balance sheets as of December 31, 2017, including an adjustment to retained earnings. A summary of such cumulative effect adjustment is as follows:

(In thousands)	Increase / (Decrease)

Receivables, net	$(79,492)
Prepaid expenses and other	(2,253)
Other assets	81,157
Accounts payable	(9,361)
Deferred income taxes	1,173
Retained earnings	7,600

Prior periods were not retrospectively adjusted. The impact of applying Topic 606 (versus prior U.S. GAAP) increased 2018 revenues and earnings before income taxes by $207 million and $101 million, respectively. This impact is primarily driven by certain new contracts in 2018, which include certain specified upgrades for which we are required to estimate stand-alone selling price when allocating transaction consideration to performance obligations. Under prior U.S. GAAP, we would not have been able to establish vendor specific objective evidence ("VSOE") of fair value for such items, and thus would have delayed the timing of revenue recognition for such contracts.

The application of Topic 606 (versus prior U.S. GAAP) did not have a significant impact on other line items in our consolidated statements of operations, statements of comprehensive income, and statements of cash flows in 2018. Additionally, the application of Topic 606 did not have a significant impact on our consolidated balance sheet as of December 29, 2018.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	For the Years Ended
	2018			2017(1)			2016(1)
(In thousands)	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total	Domestic Segment	Global Segment	Total

Licensed software	$573,034	$40,544	$613,578	$563,524	$48,666	$612,190	$499,422	$49,697	$549,119
Technology resale	208,722	36,354	245,076	248,524	25,069	273,593	246,694	27,781	274,475
Subscriptions	300,555	25,154	325,709	446,426	22,963	469,389	416,311	26,057	442,368
Professional services	1,574,407	237,056	1,811,463	1,393,056	198,793	1,591,849	1,251,726	192,852	1,444,578
Managed services	1,060,081	94,860	1,154,941	970,609	76,523	1,047,132	909,584	71,993	981,577
Support and maintenance	921,336	196,780	1,118,116	856,304	190,352	1,046,656	838,745	177,066	1,015,811
Reimbursed travel	92,131	5,311	97,442	96,728	4,735	101,463	82,615	5,930	88,545

Total revenues	$4,730,266	$636,059	$5,366,325	$4,575,171	$567,101	$5,142,272	$4,245,097	$551,376	$4,796,473

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

The following table presents our revenues disaggregated by timing of revenue recognition:

	For the Year Ended
	2018
(In thousands)	Domestic Segment	Global Segment	Total

Revenue recognized over time	$4,271,934	$569,780	$4,841,714
Revenue recognized at a point in time	458,332	66,279	524,611

Total revenues	$4,730,266	$636,059	$5,366,325

Transaction Price Allocated to Remaining Performance Obligations

As of December 29, 2018, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $15.25 billion, of which we expect to recognize approximately 29% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our consolidated balance sheets as deferred revenue. During 2018, substantially all of our contract liability balance at the beginning of such period was recognized in revenues.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. At December 29, 2018, our consolidated balance sheet includes an $86 million asset related to sales commissions to be expensed in future periods, which is included in other assets.

In 2018, we recognized $41 million of amortization related to this sales commissions asset, which is included in costs of revenue in our consolidated statements of operations.

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

Revenue Recognition - 2017 and Prior

Prior to the adoption of Topic 606, we recognized software related revenue in accordance with the provisions of ASC 985-605, Software - Revenue Recognition and non-software related revenue in accordance with ASC 605, Revenue Recognition. In general, revenue was recognized when all of the following criteria were met:

•	Persuasive evidence of an arrangement existed;

•	Delivery had occurred or services had been rendered;

•	Our fee was fixed or determinable; and

•	Collection of the revenue was reasonably assured.

For multiple element arrangements that contained software and non-software elements, we allocated revenue to software and software-related elements as a group and any non-software element separately. After the arrangement consideration had been allocated to the non-software elements, revenue was recognized when the basic revenue recognition criteria were met for each element. For the group of software and software-related elements, revenue was recognized under the guidance applicable to software transactions.
Since we did not have VSOE of fair value on software licenses within our multiple element arrangements, we recognized revenue on our software and software-related elements using the residual method. Under the residual method, license revenue was recognized in a multiple-element arrangement when VSOE of fair value existed for all of the undelivered elements in the arrangement, when software was delivered, installed and all other conditions to revenue recognition were met. We allocated revenue to each undelivered element in a multiple-element arrangement based on the element's respective fair value, with the fair value determined by the price charged when that element was sold separately. Specifically, we determined the fair value of (i) the software support, hardware maintenance, sublicensed software support, remote hosting, subscriptions and software as a service portions of the arrangement based on the substantive renewal price for those services charged to clients; (ii) the professional services (including training and consulting) portion of the arrangement based on the hourly rates that we charged for these services when sold apart from a software license; and (iii) the sublicensed software based on its price when sold separately from the software. The residual amount of the fee after allocating revenue to the fair value of the undelivered elements was attributed to the licenses for software solutions. If evidence of the fair value could not be established for the undelivered elements of a license agreement using VSOE, the entire amount of revenue under the arrangement was deferred until those elements were delivered or VSOE of fair value was established.
We also entered into arrangements that included multiple non-software deliverables. For each element in a multiple element arrangement that did not contain software-related elements to be accounted for as a separate unit of accounting, the following were met: the delivered products or services had value to the client on a stand-alone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service was considered probable and is substantially controlled by the Company. We allocated the arrangement consideration to each element based on the selling price hierarchy of VSOE of fair value, if it existed, or third-party evidence ("TPE") of selling price. If neither VSOE nor TPE were available, we used estimated selling price.
For certain arrangements, revenue for software, implementation services and, in certain cases, support services for which VSOE of fair value could not be established were accounted for as a single unit of accounting. If VSOE of fair value could not be established for both the implementation services and the support services, the entire arrangement fee was recognized ratably over the period during which the implementation services were expected to be performed or the support period, whichever was longer, beginning with delivery of the software, provided that all other revenue recognition criteria were met.

(3) Receivables

Receivables consist of client receivables and the current portion of amounts due under sales-type leases.

Client receivables represent recorded revenues that have either been billed, or for which we have an unconditional right to invoice and receive payment in the future. We periodically provide long-term financing options to creditworthy clients through extended payment terms. Generally, these extended payment terms provide for date-based payments over a fixed period, not to exceed the term of the overall arrangement. Thus, our portfolio of client contracts contains a financing component, which is recognized over time as a component of other income, net in our consolidated statements of operations.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients.

We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients. We provide an allowance for estimated uncollectible accounts based on specific identification, historical experience and our judgment.

A summary of net receivables is as follows:

(In thousands)	2018	2017

Client receivables	$1,237,127	$1,082,886
Less: Allowance for doubtful accounts	64,561	52,786

Client receivables, net of allowance	1,172,566	1,030,100

Current portion of lease receivables	10,928	12,681

Total receivables, net	$1,183,494	$1,042,781

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(in thousands)	2018	2017	2016

Allowance for doubtful accounts - beginning balance	$52,786	$43,028	$48,119
Additions charged to costs and expenses	25,529	29,248	5,060
Deductions(a)	(13,754)	(19,490)	(10,151)

Allowance for doubtful accounts - ending balance	$64,561	$52,786	$43,028

(a) Deductions in 2017 include a $13 million reclassification to other non-current assets.

Lease receivables represent our net investment in sales-type leases resulting from the sale of certain health care devices to our clients. The components of our net investment in sales-type leases are as follows:

(In thousands)	2018	2017

Minimum lease payments receivable	$11,854	$20,425
Less: Unearned income	926	1,447

Total lease receivables	10,928	18,978

Less: Long-term receivables included in other assets	—	6,297

Current portion of lease receivables	$10,928	$12,681

During the second quarter of 2008, Fujitsu Services Limited's ("Fujitsu") contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England was terminated. This gave rise to the termination of our subcontract for the project. We continue to be in dispute with Fujitsu regarding Fujitsu's obligation to pay amounts due upon termination, including our client receivables and damages for pre-termination losses. Part of the process required final resolution of disputes between Fujitsu and the NHS regarding the prime contract termination, which has now occurred. In 2018 we initiated the formal dispute resolution procedure under the subcontract, with the non-binding alternative dispute resolution procedures concluding in the fourth quarter of 2018. The Company must now resolve the issues based on the formal processes provided for in the subcontract. In the fourth quarter of 2018 we recorded a pre-tax charge of $45 million to provide an allowance against the disputed client receivables, reflecting the uncertainty in collection of such receivables and related litigation risk resulting from the conclusion of the non-binding alternative dispute resolution procedures. Such pre-tax charge is included in sales and client service expense in our consolidated statements of operations. As of December 29, 2018, it remains unlikely that our matter with Fujitsu will be resolved in the next 12 months. Therefore, these client receivables remain classified in other long-term assets at December 29, 2018. While the ultimate collectability of the client receivables pursuant to this process is uncertain, we believe that we have valid and equitable grounds for recovery of such amounts. Nevertheless, it is possible that our estimates regarding collectability of such amounts might materially change as the parties proceed through the formal phases of the subcontract dispute resolution procedure.

During 2018 and 2017, we received total client cash collections of $5.49 billion and $5.44 billion, respectively.

(4) Investments

Available-for-sale investments at the end of 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$76,471	$—	$—	$76,471
Time deposits	71,461	—	—	71,461
Commercial paper	10,000	—	—	10,000
Total cash equivalents	157,932	—	—	157,932

Short-term investments:
Time deposits	31,947	—	—	31,947
Commercial paper	75,445	—	(91)	75,354
Government and corporate bonds	294,941	1	(958)	293,984
Total short-term investments	402,333	1	(1,049)	401,285

Long-term investments:
Government and corporate bonds	18,247	—	(55)	18,192

Total available-for-sale investments	$578,512	$1	$(1,104)	$577,409

Available-for-sale investments at the end of 2017 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$99,472	$—	$—	$99,472
Time deposits	60,226	—	—	60,226
Government and corporate bonds	850	—	—	850
Total cash equivalents	160,548	—	—	160,548

Short-term investments:
Time deposits	40,186	—	—	40,186
Commercial paper	147,646	2	(139)	147,509
Government and corporate bonds	247,626	—	(477)	247,149
Total short-term investments	435,458	2	(616)	434,844

Long-term investments:
Government and corporate bonds	185,478	—	(1,026)	184,452

Total available-for-sale investments	$781,484	$2	$(1,642)	$779,844

Investments reported under the cost method of accounting as of December 29, 2018 and December 30, 2017 were $277 million and $11 million, respectively. Investments reported under the equity method of accounting were $5 million and $2 million at December 29, 2018 and December 30, 2017, respectively.

We sold available-for-sale investments for proceeds of $45 million and $29 million in 2018 and 2017, respectively, resulting in insignificant gains/losses in each period.

Essence Group Holdings Corporation

On July 27, 2018, we acquired a minority interest in Essence Group Holdings Corporation ("Essence Group") for cash consideration of $266 million under a Stock Purchase Agreement ("SPA") dated July 9, 2018. Such investment is presented in long-term investments in our consolidated balance sheets and is accounted for under the cost method of accounting.

Concurrently with the execution of the SPA, we announced a strategic operating relationship with Lumeris Healthcare Outcomes, LLC ("Lumeris"), a subsidiary of Essence Group, pursuant to which we will collaborate to bring to market an EHR-agnostic offering, Maestro AdvantageTM, designed to help providers who participate in value-based arrangements, including Medicare Advantage and provider-sponsored health plans, control costs and improve outcomes. Additionally, we sold certain solutions to Lumeris for an aggregate contract value of $28 million, of which we recognized $5 million as revenue in 2018.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$76,471	$—	$—
Time deposits	Cash equivalents	—	71,461	—
Commercial paper	Cash equivalents	—	10,000	—
Time deposits	Short-term investments	—	31,947	—
Commercial paper	Short-term investments	—	75,354	—
Government and corporate bonds	Short-term investments	—	293,984	—
Government and corporate bonds	Long-term investments	—	18,192	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2017:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$99,472	$—	$—
Time deposits	Cash equivalents	—	60,226	—
Government and corporate bonds	Cash equivalents	—	850	—
Time deposits	Short-term investments	—	40,186	—
Commercial paper	Short-term investments	—	147,509	—
Government and corporate bonds	Short-term investments	—	247,149	—
Government and corporate bonds	Long-term investments	—	184,452	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at the end of 2018 and 2017 was approximately $431 million and $519 million, respectively. The carrying amount of such debt at the end of 2018 and 2017 was $425 million and $500 million, respectively.

(6) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2018	2017

Computer and communications equipment	1	—	5	$1,686,747	$1,511,445
Land, buildings and improvements	12	—	50	1,239,122	1,051,658
Leasehold improvements	1	—	15	214,697	216,586
Furniture and fixtures	5	—	12	132,180	123,945
Capital lease equipment	3	—	5	—	3,197
Other equipment	3	—	20	1,255	1,161

				3,274,001	2,907,992

Less accumulated depreciation and leasehold amortization				1,530,426	1,304,673

Total property and equipment, net				$1,743,575	$1,603,319

Depreciation and leasehold amortization expense for 2018, 2017 and 2016 was $323 million, $290 million and $246 million, respectively.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

(In thousands)	Domestic	Global	Total

Balance at the end of 2016	$782,664	$61,536	$844,200
Foreign currency translation adjustment and other	—	8,805	8,805

Balance at the end of 2017	782,664	70,341	853,005
Foreign currency translation adjustment and other	—	(5,461)	(5,461)

Balance at the end of 2018	$782,664	$64,880	$847,544

A summary of net intangible assets is as follows:

	2018		2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$465,909	$229,545	$472,697	$195,190
Purchased software	361,964	311,738	369,728	282,141
Internal use software	143,520	78,633	114,574	60,924
Trade names	40,025	21,275	41,224	16,961
Other	47,905	12,827	46,581	9,835

Total	$1,059,323	$654,018	$1,044,804	$565,051

Intangible assets, net		$405,305		$479,753

Amortization expense for 2018, 2017 and 2016 was $109 million, $118 million and $118 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2019	$113,566
2020	65,184
2021	58,314
2022	53,071
2023	43,927

(8) Software Development

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2018	2017	2016

Software development costs	$747,128	$705,944	$704,882
Capitalized software development costs	(273,693)	(274,148)	(293,696)
Amortization of capitalized software development costs	210,228	173,250	140,232

Total software development expense	$683,663	$605,046	$551,418

Accumulated amortization as of the end of 2018 and 2017 was $1.5 billion and $1.3 billion, respectively.

(9) Long-term Debt and Capital Lease Obligations

The following is a summary of indebtedness outstanding:

(In thousands)	2018	2017

Senior Notes	$425,000	$500,000
Capital lease obligations	4,914	13,068
Other	14,162	14,162

Debt and capital lease obligations	444,076	527,230
Less: debt issuance costs	(360)	(515)

Debt and capital lease obligations, net	443,716	526,715
Less: current portion	(4,914)	(11,585)

Long-term debt and capital lease obligations	$438,802	$515,130

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

Credit Facility

In October 2015, we amended and restated our revolving credit facility. The amended facility provides a $100 million unsecured revolving line of credit for working capital purposes, which includes a letter of credit facility, expiring in October 2020. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. Interest is payable at a rate based on prime, LIBOR, or the U.S. federal funds rate, plus a spread that varies depending on the leverage ratios maintained. The agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain cash flow and liquidity covenants. As of the end of 2018, we had no outstanding borrowings under this facility; however, we had $30 million of outstanding letters of credit, which reduced our available borrowing capacity to $70 million.

Covenant Compliance

As of December 29, 2018, we were in compliance with all debt covenants.

Minimum annual payments under existing capital lease obligations and maturities of indebtedness outstanding at the end of 2018 are as follows:

	Capital Lease Obligations
(In thousands)	Minimum Lease Payments	Less: Interest	Principal	Senior Notes	Other	Total

2019	$5,057	$143	$4,914	$—	$—	$4,914
2020	—	—	—	—	2,500	2,500
2021	—	—	—	—	—	—
2022	—	—	—	225,000	1,100	226,100
2023	—	—	—	—	1,700	1,700
2024 and thereafter	—	—	—	200,000	8,862	208,862

Total	$5,057	$143	$4,914	$425,000	$14,162	$444,076

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable, in accordance with ASC 450, Contingencies.

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

Refer to Note (3) with regard to our dispute with Fujitsu.

In addition to commitments and obligations in the ordinary course of business, we are involved in various other legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages. At this time, we do not believe the range of potential losses under such claims to be material to our consolidated financial statements.

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

(11) Other Income

A summary of non-operating income and expense is as follows:

	For the Years Ended
(In thousands)	2018	2017	2016

Interest income	$34,211	$18,933	$15,252
Interest expense	(7,987)	(8,012)	(4,479)
Other	(158)	(4,263)	(3,352)

Other income, net	$26,066	$6,658	$7,421

(12) Income Taxes

Income tax expense (benefit) for 2018, 2017 and 2016 consists of the following:

	For the Years Ended
(In thousands)	2018	2017	2016

Current:
Federal	$89,551	$37,708	$252,795
State	24,804	4,878	31,642
Foreign	22,009	10,156	9,030
Total current expense	136,364	52,742	293,467
Deferred:
Federal	31,129	13,676	(18,014)
State	8,144	23,278	(2,103)
Foreign	(4,845)	10,455	8,600
Total deferred expense (benefit)	34,428	47,409	(11,517)

Total income tax expense	$170,792	$100,151	$281,950

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2018 and 2017 relate to the following:

(In thousands)	2018	2017

Deferred tax assets:
Accrued expenses	$31,273	$23,295
Tax credits and separate return net operating losses	22,826	26,304
Share-based compensation	60,901	56,263
Other	14,951	17,754
Gross deferred tax assets	129,951	123,616
Less: Valuation Allowance	(1,404)	—
Total deferred tax assets	128,547	123,616

Deferred tax liabilities:
Software development costs	(229,624)	(208,494)
Depreciation and amortization	(131,516)	(96,492)
Prepaid expenses	(39,154)	(21,214)
Contract and service revenues and costs	(35,933)	(65,043)
Other	(6,199)	(10,400)
Total deferred tax liabilities	(442,426)	(401,643)

Net deferred tax liability	$(313,879)	$(278,027)

At the end of 2018, we had net operating loss carry-forwards from foreign jurisdictions of $30 million that are available to offset future taxable income with no expiration. In addition, we had a state income tax credit carry-forward of $12 million available to offset income tax liabilities through 2030. We expect to fully utilize the net operating loss and tax credit carry-forwards in future periods.

At the end of 2018, we had not provided tax on the cumulative undistributed earnings of certain foreign subsidiaries of approximately $69 million, because it is our intention to reinvest these earnings indefinitely. The unrecognized deferred tax liability relating to these earnings is approximately $15 million.

The effective income tax rates for 2018, 2017, and 2016 were 21%, 10%, and 31%, respectively. These effective rates differ from the U.S. federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 as follows:

	For the Years Ended
(In thousands)	2018	2017	2016

Tax expense at statutory rates	$168,179	$338,495	$321,452
State income tax, net of federal benefit	25,321	22,214	22,644
Tax credits	(19,737)	(17,727)	(23,881)
Foreign rate differential	(4,851)	(26,379)	(16,468)
Share-based compensation	(1,696)	(62,501)	—
Change in U.S. tax rate	—	(170,999)	—
Deemed mandatory repatriation	—	25,114	—
Permanent differences	6,224	(10,700)	(20,330)
Other, net	(2,648)	2,634	(1,467)

Total income tax expense	$170,792	$100,151	$281,950

H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 ("U.S. Tax Reform"), was enacted on December 22, 2017. U.S. Tax reform provides for, among other things, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The impact of U.S. Tax Reform on our 2017 tax rate includes the impact of the revaluation of our net deferred tax liability to the lower enacted tax rate, and the impact of mandatory deemed repatriation. U.S. Tax Reform impacts our 2018 tax rate through the reduced federal statutory tax rate, partially offset by the repeal of the permanent domestic production deduction and increases to permanently nondeductible expenses, as well as a new global intangible low-taxed income ("GILTI") inclusion. We have elected to account for GILTI in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for 2017 or 2018.
Relevant accounting guidance provides that the impact of the enactment of U.S. Tax Reform may be provisionally recorded in 2017 and adjusted during a measurement period of up to one year. As of December 30, 2017, we provisionally recorded certain impacts of U.S. Tax Reform including the adjustment to our net deferred tax liability arising from the reduction in the federal tax rate as well as the impact of mandatory deemed repatriation. Adjustments to these provisional amounts that we recorded in 2018 did not have a significant impact on our consolidated financial statements. Our accounting for the effects of the enactment of U.S. Tax Reform is now complete.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2018	2017	2016

Unrecognized tax benefit - beginning balance	$15,287	$9,769	$4,878
Gross decreases - tax positions in prior periods	—	(1,734)	—
Gross increases - tax positions in prior periods	1,591	7,252	—
Gross increases - tax positions in current year	2,370	—	6,945
Settlements	(541)	—	(1,859)
Currency translation	(19)	—	(195)

Unrecognized tax benefit - ending balance	$18,688	$15,287	$9,769

If recognized, $11 million of the unrecognized tax benefit will favorably impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to $11 million within the next twelve months. Our federal returns have been examined by the Internal Revenue Service through 2014. Our federal returns are open for examination for 2015 and thereafter, and our 2016 return is currently under examination. We have various state and foreign returns under examination.

The ending amounts of accrued interest and penalties related to unrecognized tax benefits were $3 million in 2018 and $2 million in 2017. We classify interest and penalties as income tax expense in our consolidated statement of operations, and our income tax expense for 2018 includes $1 million of interest and penalties.

The foreign portion of our earnings before income taxes was $89 million, $126 million, and $86 million in 2018, 2017, and 2016 respectively, and the remaining portion was domestic.

(13) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2018			2017			2016
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$630,059	330,084	$1.91	$866,978	331,373	$2.62	$636,484	337,740	$1.88
Effect of dilutive securities:
Stock options and non-vested shares	—	3,488		—	6,626		—	5,913
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$630,059	333,572	$1.89	$866,978	337,999	$2.57	$636,484	343,653	$1.85

Options to purchase 12.9 million, 10.6 million and 9.4 million shares of common stock at per share prices ranging from $50.04 to $73.40, $50.04 to $73.40 and $47.38 to $73.40, were outstanding at the end of 2018, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(14) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2018, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2018, 7.4 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of five years and are exercisable for periods of up to 10 years.

Stock Options

The fair market value of each stock option award granted in 2018 is estimated on the date of grant using the Black-Scholes-Merton ("BSM") pricing model. The pricing model requires the use of the following estimates and assumptions:

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

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term consistent with the expected term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options were as follows:

	For the Years Ended
	2018	2017	2016

Expected volatility (%)	27.0%	26.7%	29.4%
Expected term (yrs)	7	7	7
Risk-free rate (%)	2.8%	2.1%	1.5%

Stock option activity for 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	21,332	$49.40
Granted	3,598	58.35
Exercised	(2,660)	35.37
Forfeited and expired	(478)	62.46
Outstanding at end of year	21,792	52.31	$118,831	6.28

Exercisable at end of year	11,045	$44.60	$118,054	4.48

	For the Years Ended
(In thousands, except for grant date fair values)	2018	2017	2016

Weighted-average grant date fair values	$20.13	$20.50	$18.31

Total intrinsic value of options exercised	$74,530	$252,277	$177,375

Cash received from exercise of stock options	91,349	76,705	63,794

Tax benefit realized upon exercise of stock options	17,233	85,657	64,347
As of the end of 2018, there was $148 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.23 years.

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

Non-vested share and share unit activity for 2018 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	799	$66.76
Granted	537	59.34
Vested	(432)	65.77
Forfeited	(22)	62.94

Outstanding at end of year	882	$62.82

	For the Years Ended
(In thousands, except for grant date fair values)	2018	2017	2016

Weighted average grant date fair values for shares granted during the year	$59.34	$66.97	$57.22

Total fair value of shares vested during the year	$26,264	$11,050	$12,221
As of the end of 2018, there was $32 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.94 years.

Associate Stock Purchase Plan

We established an Associate Stock Purchase Plan ("ASPP") in 2001, which qualifies under Section 423 of the Internal Revenue Code. Each individual employed by us and associates of our U.S. based subsidiaries, except as provided below, are eligible to participate in the ASPP ("Participants"). The following individuals are excluded from participation: (a) persons who, as of the beginning of a purchase period under the Plan, have been continuously employed by us or our domestic subsidiaries for less than two weeks; (b) persons who, as of the beginning of a purchase period, own directly or indirectly, or hold options or rights to acquire under any agreement or Company plan, an aggregate of 5% or more of the total combined voting power or value of all outstanding shares of all classes of Company common stock; and, (c) persons who are customarily employed by us for less than 20 hours per week or for less than five months in any calendar year. Participants may elect to make contributions from 1% to 20% of compensation to the ASPP, subject to annual limitations determined by the Internal Revenue Service. Participants may purchase Company common stock at a 15% discount on the last business day of the option period. The purchase of Company common stock is made through the ASPP on the open market and subsequently reissued to Participants. The difference between the open market purchase and the Participant's purchase price is recognized as compensation expense, as such difference is paid by Cerner, in cash.

Share-Based Compensation Cost

Our stock option and non-vested share and share unit awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and share units and ASPP are as follows:

	For the Years Ended
(In thousands)	2018	2017	2016

Stock option and non-vested share and share unit compensation expense	$95,423	$83,019	$74,536
Associate stock purchase plan expense	6,082	6,277	6,537
Amounts capitalized in software development costs, net of amortization	914	(327)	(482)

Amounts charged against earnings, before income tax benefit	$102,419	$88,969	$80,591

Amount of related income tax benefit recognized in earnings	$21,371	$25,265	$24,749

Preferred Stock

As of the end of 2018 and 2017, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock
In May 2017, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $500 million of shares of our common stock, excluding transaction costs. In May 2018, our Board of Directors approved an amendment to the repurchase program that was authorized in May 2017. Under the amendment, the Company was authorized to repurchase up to an additional $500 million of shares of our common stock, for an aggregate of $1 billion, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During 2018, we repurchased 11.2 million shares for total consideration of $644 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. At December 29, 2018, $283 million remains available for repurchase under the outstanding program.
During 2017 and 2016, we repurchased 2.7 million and 13.7 million shares of our common stock for total consideration of $173 million and $700 million, respectively. These shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired.

(15) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the "Plan") was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pre-tax and Roth (post-tax) contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Plan has a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant's salary contribution. The Plan's first tier discretionary match expenses were $31 million, $29 million and $28 million for 2018, 2017 and 2016, respectively.

The Plan also provides for a second tier matching contribution that is purely discretionary, the payment of which will depend on overall Company performance and other conditions. If approved by the Compensation Committee, contributions by the Company will be tied to attainment of established financial metric goals, such as earnings per share for the year. Participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and are employed before October 1st of the Plan year are eligible to receive the second tier discretionary match contribution, if any such second tier matching contribution is approved by the Compensation Committee. For the years ended 2018 and 2016 we expensed $10 million and $8 million, respectively, for the second tier discretionary distributions.

(16) Commitments

Leases

We are committed under operating leases primarily for office and data center space through December 2029. Rent expense for office and warehouse space for our regional and global offices for 2018, 2017 and 2016 was $31 million, $31 million and $29 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases are as follows:

(In thousands)	Operating Lease Obligations

2019	$29,739
2020	27,669
2021	22,904
2022	17,240
2023	10,166
2024 and thereafter	17,743

$125,461

Other Obligations
We have purchase commitments with various vendors, and minimum funding commitments under collaboration agreements through 2037. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2019	$138,851
2020	102,773
2021	24,746
2022	15,517
2023	15,486
2024 and thereafter	26,924

$324,297

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

The following table presents a summary of our operating segments and other expense for 2018, 2017 and 2016:

(In thousands)	Domestic	Global	Other	Total

2018
Revenues	$4,730,266	$636,059	$—	$5,366,325

Costs of revenue	827,904	109,444	—	937,348
Operating expenses	2,164,465	321,116	1,168,611	3,654,192
Total costs and expenses	2,992,369	430,560	1,168,611	4,591,540

Operating earnings (loss)	$1,737,897	$205,499	$(1,168,611)	$774,785

(In thousands)	Domestic	Global	Other	Total

2017
Revenues	$4,575,171	$567,101	$—	$5,142,272

Costs of revenue	755,729	98,362	—	854,091
Operating expenses	1,998,544	264,196	1,064,970	3,327,710
Total costs and expenses	2,754,273	362,558	1,064,970	4,181,801

Operating earnings (loss)	$1,820,898	$204,543	$(1,064,970)	$960,471

(In thousands)	Domestic	Global	Other	Total

2016
Revenues	$4,245,097	$551,376	$—	$4,796,473

Costs of revenue	676,437	102,679	—	779,116
Operating expenses	1,774,146	246,243	1,085,955	3,106,344
Total costs and expenses	2,450,583	348,922	1,085,955	3,885,460

Operating earnings (loss)	$1,794,514	$202,454	$(1,085,955)	$911,013

(18) Quarterly Results (unaudited)

Selected quarterly financial data for 2018 and 2017 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2018

First Quarter	$1,292,861	$200,079	$160,001	$0.48	$0.48

Second Quarter	1,367,727	214,884	169,357	0.51	0.51

Third Quarter	1,340,073	214,099	169,381	0.51	0.51

Fourth Quarter(a)	1,365,664	171,789	131,320	0.40	0.40

Total	$5,366,325	$800,851	$630,059

(a) Fourth quarter results include a pre-tax charge of $45 million to provide an allowance against certain client receivables with Fujitsu, as further discussed in Note (3).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2017

First Quarter	$1,260,486	$243,010	$173,213	$0.52	$0.52

Second Quarter	1,291,994	252,049	179,683	0.54	0.53

Third Quarter	1,276,007	250,415	177,424	0.53	0.52

Fourth Quarter (b)	1,313,785	221,655	336,658	1.02	1.00

Total	$5,142,272	$967,129	$866,978

(b) Fourth quarter results include the impact of certain U.S. income tax reform enacted in December 2017 as further described in Note (12).