Form 10-Q
period 2019-03-30
CERNER CORP /MO/
filed 2019-04-26
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2019
Common Stock, $0.01 par value per share	325,420,595 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 30, 2019 (unaudited) and December 29, 2018

(In thousands, except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$503,161	$374,126
Short-term investments	400,509	401,285
Receivables, net	1,159,215	1,183,494
Inventory	24,104	25,029
Prepaid expenses and other	336,817	334,870
Total current assets	2,423,806	2,318,804

Property and equipment, net	1,790,116	1,743,575
Right-of-use assets	134,137	—
Software development costs, net	915,149	894,512
Goodwill	846,740	847,544
Intangible assets, net	385,128	405,305
Long-term investments	283,596	300,046
Other assets	219,840	198,850

Total assets	$6,998,512	$6,708,636

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$290,947	$293,534
Current installments of long-term debt and capital lease obligations	—	4,914
Deferred revenue	337,811	399,189
Accrued payroll and tax withholdings	230,407	195,931
Other current liabilities	81,459	69,122
Total current liabilities	940,624	962,690

Long-term debt and capital lease obligations	438,823	438,802
Deferred income taxes	343,788	336,379
Other liabilities	146,128	42,376
Total liabilities	1,869,363	1,780,247

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 362,919,192 shares issued at March 30, 2019 and 362,212,843 shares issued at December 29, 2018	3,629	3,622
Additional paid-in capital	1,591,138	1,559,562
Retained earnings	5,742,744	5,576,525
Treasury stock, 37,905,013 shares at March 30, 2019 and December 29, 2018	(2,107,768)	(2,107,768)
Accumulated other comprehensive loss, net	(100,594)	(103,552)
Total shareholders' equity	5,129,149	4,928,389

Total liabilities and shareholders' equity	$6,998,512	$6,708,636

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 30, 2019 and March 31, 2018
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2019	2018

Revenues	$1,389,877	$1,292,861
Costs and expenses:
Costs of revenue	253,204	231,278
Sales and client service	640,187	589,948
Software development (Includes amortization of $56,245 and $50,001, respectively)	180,361	161,617
General and administrative	96,196	92,294
Amortization of acquisition-related intangibles	21,985	22,509

Total costs and expenses	1,191,933	1,097,646

Operating earnings	197,944	195,215

Other income, net	8,432	4,864

Earnings before income taxes	206,376	200,079
Income taxes	(40,157)	(40,078)

Net earnings	$166,219	$160,001

Basic earnings per share	$0.51	$0.48
Diluted earnings per share	$0.51	$0.48
Basic weighted average shares outstanding	324,573	332,395
Diluted weighted average shares outstanding	327,003	336,534
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 30, 2019 and March 31, 2018
(unaudited)

	Three Months Ended
(In thousands)	2019	2018

Net earnings	$166,219	$160,001
Foreign currency translation adjustment and other (net of taxes (benefit) of $(183) and $920, respectively)	2,321	2,794
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $210 and $(293), respectively)	637	(898)

Comprehensive income	$169,177	$161,897

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 30, 2019 and March 31, 2018
(unaudited)

	Three Months Ended
(In thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$166,219	$160,001
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166,671	152,592
Share-based compensation expense	19,860	24,935
Provision for deferred income taxes	3,998	(3,047)
Changes in assets and liabilities:
Receivables, net	13,789	(70,608)
Inventory	928	1,445
Prepaid expenses and other	(13,318)	125,550
Accounts payable	(10,891)	7,608
Accrued income taxes	4,256	7,195
Deferred revenue	(61,547)	(7,205)
Other accrued liabilities	27,301	10,499

Net cash provided by operating activities	317,266	408,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(119,261)	(79,711)
Capitalized software development costs	(74,551)	(73,602)
Purchases of investments	(90,953)	(151,387)
Sales and maturities of investments	110,104	101,674
Purchase of other intangibles	(8,994)	(8,472)

Net cash used in investing activities	(183,655)	(211,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(75,000)
Proceeds from exercise of stock options	15,281	10,036
Payments to taxing authorities in connection with shares directly withheld from associates	(1,730)	(1,723)
Treasury stock purchases	(20,542)	(87,624)

Net cash used in financing activities	(6,991)	(154,311)

Effect of exchange rate changes on cash and cash equivalents	2,415	(680)

Net increase in cash and cash equivalents	129,035	42,476
Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$503,161	$413,399
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 30, 2019 and March 31, 2018
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 30, 2017	359,205	$3,592	$1,380,371	$4,938,866	$(1,464,099)	$(73,382)

Exercise of stock options (including net-settled option exercises)	667	7	8,331	—	—	—

Employee share-based compensation expense	—	—	24,935	—	—	—

Cumulative effect of accounting change (ASU 2014-09)	—	—	—	7,600	—	—

Other comprehensive income (loss)	—	—	—	—	—	1,896

Treasury stock purchases	—	—	—	—	(87,624)	—

Net earnings	—	—	—	160,001	—	—

Balance at March 31, 2018	359,872	$3,599	$1,413,637	$5,106,467	$(1,551,723)	$(71,486)

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options (including net-settled option exercises)	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	$3,629	$1,591,138	$5,742,744	$(2,107,768)	$(100,594)

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

Fiscal Period End

Our first fiscal quarter ends on the Saturday closest to March 31. The 2019 and 2018 first quarters ended on March 30, 2019 and March 31, 2018, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended
(In thousands)	2019	2018
Cash paid during the period for:
Interest (including amounts capitalized of $3,797 and $2,811, respectively)	$7,288	$8,199
Income taxes, net of refunds	22,511	(97,506)

Voluntary Separation Plan

In January 2019, we adopted a voluntary separation plan ("2019 VSP") for eligible associates. Generally, the 2019 VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the 2019 VSP received financial benefits commensurate with their tenure and position, along with vacation payout, medical benefits, and accelerated vesting of certain share-based payment awards. The irrevocable acceptance period for associates electing to participate in the 2019 VSP ended in early April 2019. We expect the resulting pre-tax charge in the second quarter of 2019 to approximate $41 million. Such charge will be included in general and administrative expense in our condensed consolidated statements of operations.

Accounting Pronouncements Adopted in 2019

Leases. In the first quarter of 2019, we adopted new lease accounting guidance. Refer to Note (6) for further details.

Callable Debt Securities. In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance would impact how premiums are amortized on our available-for-sale investments. We adopted ASU 2017-08 in the first quarter of 2019. Such guidance did not have an impact on our condensed consolidated financial statements and related disclosures.

Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for "stranded tax effects" resulting from certain U.S. tax reform enacted in December 2017. Such "stranded tax effects" were created when deferred tax assets and liabilities related to items in AOCI were remeasured at the lower U.S. corporate tax rate in the period of enactment. We adopted ASU 2018-02 in the first quarter of 2019, and did not elect to reclassify "stranded tax effects" from AOCI to retained earnings.

Shareholders' Equity. In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification. Such guidance, among other things, extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04 to disclose changes in shareholders' equity. Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by this new guidance, registrants must now analyze changes in shareholders' equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. This guidance is effective for filings submitted on or after November 5, 2018. We have presented a separate condensed consolidated statement of changes in shareholders' equity in this Form 10-Q in order to satisfy this new disclosure requirement.

Recently Issued Accounting Pronouncements

Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit impairment for certain financial assets. Such guidance will impact how we determine our allowance for estimated uncollectible receivables and evaluate our available-for-sale investments for impairment. ASU 2016-13 is effective for the Company in the first quarter of 2020, with early adoption permitted in the first quarter of 2019. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures, and we did not early adopt.

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

(2) Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$140,445	$14,032	$154,477	$124,094	$10,725	$134,819
Technology resale	49,158	6,382	55,540	58,249	5,127	63,376
Subscriptions	77,702	6,589	84,291	69,852	6,784	76,636
Professional services	437,229	53,210	490,439	379,844	61,424	441,268
Managed services	277,325	27,068	304,393	246,145	22,160	268,305
Support and maintenance	226,481	50,482	276,963	234,236	50,328	284,564
Reimbursed travel	22,490	1,284	23,774	22,676	1,217	23,893

Total revenues	$1,230,830	$159,047	$1,389,877	$1,135,096	$157,765	$1,292,861

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,135,982	$142,211	$1,278,193	$1,028,495	$144,135	$1,172,630
Revenue recognized at a point in time	94,848	16,836	111,684	106,601	13,630	120,231

Total revenues	$1,230,830	$159,047	$1,389,877	$1,135,096	$157,765	$1,292,861

Transaction Price Allocated to Remaining Performance Obligations

As of March 30, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $14.87 billion of which we expect to recognize approximately 29% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as deferred revenue. During the three months ended March 30, 2019, we recognized $150 million of revenues that were included in our contract liability balance at the beginning of such period.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	March 30, 2019	December 29, 2018

Client receivables	$1,233,419	$1,237,127
Less: Allowance for doubtful accounts	74,204	64,561

Client receivables, net of allowance	1,159,215	1,172,566

Current portion of lease receivables (under ASC Topic 840)	—	10,928

Total receivables, net	$1,159,215	$1,183,494

During the first three months of 2019 and 2018, we received total client cash collections of $1.36 billion and $1.27 billion, respectively.

(4) Investments

Available-for-sale investments at March 30, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$77,709	$—	$—	$77,709
Time deposits	63,300	—	—	63,300
Commercial paper	72,965	—	—	72,965
Total cash equivalents	213,974	—	—	213,974

Short-term investments:
Time deposits	35,011	—	—	35,011
Commercial paper	85,631	17	(30)	85,618
Government and corporate bonds	280,119	84	(323)	279,880
Total short-term investments	400,761	101	(353)	400,509

Long-term investments:
Government and corporate bonds	1,319	—	(2)	1,317

Total available-for-sale investments	$616,054	$101	$(355)	$615,800

Available-for-sale investments at December 29, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$76,471	$—	$—	$76,471
Time deposits	71,461	—	—	71,461
Commercial Paper	10,000	—	—	10,000
Total cash equivalents	157,932	—	—	157,932

Short-term investments:
Time deposits	31,947	—	—	31,947
Commercial paper	75,445	—	(91)	75,354
Government and corporate bonds	294,941	1	(958)	293,984
Total short-term investments	402,333	1	(1,049)	401,285

Long-term investments:
Government and corporate bonds	18,247	—	(55)	18,192

Total available-for-sale investments	$578,512	$1	$(1,104)	$577,409

Other Investments

At March 30, 2019 and December 29, 2018, we had cost method investments of $277 million. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments for the three months ended ended March 30, 2019 and March 31, 2018, respectively.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at March 30, 2019:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$77,709	$—	$—
Time deposits	Cash equivalents	—	63,300	—
Commercial paper	Cash equivalents	—	72,965	—
Time deposits	Short-term investments	—	35,011	—
Commercial paper	Short-term investments	—	85,618	—
Government and corporate bonds	Short-term investments	—	279,880	—
Government and corporate bonds	Long-term investments	—	1,317	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$76,471	$—	$—
Time deposits	Cash equivalents	—	71,461	—
Commercial Paper	Cash equivalents	—	10,000	—
Time deposits	Short-term investments	—	31,947	—
Commercial paper	Short-term investments	—	75,354	—
Government and corporate bonds	Short-term investments	—	293,984	—
Government and corporate bonds	Long-term investments	—	18,192	—
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. The fair value of our long-term debt, including current maturities, at March 30, 2019 and December 29, 2018 was approximately $438 million and $431 million, respectively. The carrying amount of such debt at both March 30, 2019 and December 29, 2018 was $425 million.

(6) Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces a new accounting model that requires most leases to be reported on the balance sheet. It also establishes disclosure requirements, which are more extensive than those required under prior U.S. GAAP. The standard requires use of the modified retrospective (cumulative effect) transition approach and was effective for the Company in the first quarter of 2019. We selected the effective date of ASU 2016-02 as the date of initial application on transition, as permitted by ASU 2016-02, as amended ("Topic 842"). Under this transition method, the cumulative effect from prior periods upon applying the new guidance to arrangements containing leases was recognized in our condensed consolidated balance sheets as of December 30, 2018. We did not recast comparative periods.

A summary of such cumulative effect adjustment is as follows:

(In thousands)	Increase / (Decrease)

Right-of-use asset	$129,652
Prepaid expenses and other	3,968
Other current liabilities	22,767
Other liabilities	110,853

Arrangements Containing Leases

The cumulative effect adjustment above, is primarily comprised of arrangements where we are the lessee under operating leases for real estate (office, data center, and warehouse space) and certain dedicated fiber optic lines within our infrastructure. The duration of these agreements ranges from several months to in excess of 20 years. Generally, variable lease payments under these operating lease agreements relate to amounts based on changes to an index or rate (i.e. percentage change in the consumer price index). We do not have any arrangements where we are the lessee, classified as finance leases in our condensed consolidated financial statements.

In addition to the items described above, we also procure hotel stays and rental cars related to associate business travel, and the use of certain equipment for trade shows, client presentations, conferences, and internal meetings. We have made the policy election to classify such arrangements as short-term leases, as defined in Topic 842. As such, we have not recognized lease liabilities and right-of-use assets for such arrangements in our condensed consolidated financial statements. The duration of these arrangements is less than one month. Therefore, we do not disclose any short-term lease expense, as permitted by Topic 842. Expense for such items is recognized on a straight-line basis over the term of such arrangements.

Arrangements in which we are the lessor, are not significant to our condensed consolidated financial statements.

Amounts Included in the Condensed Consolidated Financial Statements

The following table presents a summary of lease liability and right-of-use asset amounts included in our condensed consolidated balance sheets as of March 30, 2019, under operating lease arrangements where we are the lessee:

(In thousands)
Description	Balance Sheet Classification	March 30, 2019

Right-of-use asset	Right-of-use assets	$134,137
Lease liability - current	Other current liabilities	29,746
Lease liability - non-current	Other liabilities	112,606

Lease liabilities recorded upon the commencement of operating leases during the three months ended March 30, 2019, were $16 million.

For the three months ended March 30, 2019, operating lease cost was $9 million and variable lease cost was less than $1 million.

Maturity Analysis

Aggregate future payments under operating lease arrangements where we are the lessee (by fiscal year) are as follows:

(In thousands)	Operating Lease Obligations

Remainder of 2019	$26,506
2020	31,186
2021	26,576
2022	20,890
2023	14,092
2024 and thereafter	46,689

Aggregate future payments	165,939
Impact of discounting	(23,587)

Aggregate lease liability at March 30, 2019	$142,352

At March 30, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating lease arrangements where we are the lessee were 7.15 years and 3.7%, respectively.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 19.5% and 20.0% for the first three months of 2019 and 2018, respectively.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2019			2018
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$166,219	324,573	$0.51	$160,001	332,395	$0.48
Effect of dilutive securities:
Stock options and non-vested shares	—	2,430		—	4,139
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$166,219	327,003	$0.51	$160,001	336,534	$0.48

For the three months ended March 30, 2019 and March 31, 2018, options to purchase 13.7 million and 11.2 million shares of common stock at per share prices ranging from $47.99 to $73.40 and $51.19 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the three months ended March 30, 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	21,792	$52.31
Granted	39	55.28
Exercised	(750)	19.16
Forfeited and expired	(329)	62.92
Outstanding as of March 30, 2019	20,752	53.34	$138,631	6.12

Exercisable as of March 30, 2019	10,663	$46.77	$131,285	4.40

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended March 30, 2019 were as follows:

Expected volatility (%)	26.1%
Expected dividend rate (%)	1%
Expected term (yrs)	7
Risk-free rate (%)	2.6%
Fair value per option	$15.62

As of March 30, 2019, there was $132 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.08 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended March 30, 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	882	$62.82
Granted	10	54.47
Vested	(4)	59.22
Forfeited	(6)	59.62

Outstanding as of March 30, 2019	882	$62.76
As of March 30, 2019, there was $26 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.84 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2019	2018

Stock option and non-vested share and share unit compensation expense	$19,860	$24,935
Associate stock purchase plan expense	1,542	1,362
Amounts capitalized in software development costs, net of amortization	187	160

Amounts charged against earnings, before income tax benefit	$21,589	$26,457

Amount of related income tax benefit recognized in earnings	$4,201	$5,300

Treasury Stock

In May 2018, our Board of Directors approved an amendment to our share repurchase program that allowed for the Company to repurchase up to an aggregate $1.0 billion of shares of our common stock, excluding transaction costs. In April 2019, our Board of Directors approved a further amendment to this share repurchase program. Under this new amendment, the Company is authorized to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effected in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. As of the date of this filing, $1.5 billion remains available for repurchase under the amended program.

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable, in accordance with Accounting Standards Codification Topic 450, Contingencies.

The terms of our software license agreements with our clients generally provide for limited indemnification of such clients against losses, expenses and liabilities arising from third party claims based on alleged infringement by our solutions of an intellectual property right of such third party. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include a right to replace or modify an infringing solution. To date, we have not had to reimburse any of our clients for any judgments or settlements to third parties related to these indemnification provisions pertaining to intellectual property infringement claims. For several reasons, including the lack of a sufficient number of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition to commitments and obligations in the ordinary course of business, we are involved in various other legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties. Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages. At this time, we do not believe the range of potential losses under such claims to be material to our condensed consolidated financial statements.

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

(11) Segment Reporting

We have two operating segments, Domestic and International (formerly referred to as Global). Revenues are derived primarily from the sale of clinical, financial and administrative information solutions and services. The cost of revenues includes the cost of third party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three months ended March 30, 2019 and March 31, 2018:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,230,830	$159,047	$—	$1,389,877

Costs of revenue	228,559	24,645	—	253,204
Operating expenses	572,018	68,169	298,542	938,729
Total costs and expenses	800,577	92,814	298,542	1,191,933

Operating earnings (loss)	$430,253	$66,233	$(298,542)	$197,944

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2018
Revenues	$1,135,096	$157,765	$—	$1,292,861

Costs of revenue	206,674	24,604	—	231,278
Operating expenses	519,871	69,144	277,353	866,368
Total costs and expenses	726,545	93,748	277,353	1,097,646

Operating earnings (loss)	$408,551	$64,017	$(277,353)	$195,215

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Cerner Corporation ("Cerner," the "Company," "we," "us" or "our"). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements ("Notes") found above. Certain statements in this quarterly report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations and projections. See the end of this MD&A for more information on our forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements.

Our first fiscal quarter ends on the Saturday closest to March 31. The 2019 and 2018 first quarters ended on March 30, 2019 and March 31, 2018, respectively. All references to years in this MD&A represent the respective three months ended on such dates, unless otherwise noted.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and tech- enabled services for the health care industry. This strategy has driven strong growth over the long-term, as reflected in five- and ten-year compound annual revenue growth rates of 13% and 12%, respectively. This growth has also created an important strategic footprint in health care, with Cerner® solutions in more than 27,500 contracted provider facilities worldwide, including hospitals, physician practices, laboratories, ambulatory centers, behavioral health centers, cardiac facilities, radiology clinics, surgery centers, extended care facilities, retail pharmacies, and employer sites. Selling additional solutions and services back into this client base is an important element of our future revenue growth. We are also focused on driving growth by strategically aligning with health care providers that have not yet selected a supplier and by displacing competitors in health care settings that are looking to replace their current suppliers. We may also supplement organic growth with acquisitions or strategic investments.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 10% and 13% over the most recent five- and ten-year periods, respectively. We expect to drive earnings growth as we continue to grow our revenue. We also have opportunities to expand our operating margins over time, as discussed further below.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.24 billion in the first quarter of 2019, which is a decrease of 11% compared to $1.40 billion in the first quarter of 2018, with the decrease primarily reflecting a decline in long-term contracts, which tend to be larger but have little impact on near-term revenue.

Revenues for the first quarter of 2019 increased 8% to $1.39 billion, compared to $1.29 billion in the first quarter of 2018. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the first quarter of 2019 increased 4% to $166 million, compared to $160 million in the first quarter of 2018. Diluted earnings per share increased 6% to $0.51, compared to $0.48 in the first quarter of 2018. The overall increase in net earnings and diluted earnings per share was primarily a result of increased revenues, partially offset by a lower operating margin, which reflects the hiring of personnel to support revenue growth.

We had cash collections of receivables of $1.36 billion in the first quarter of 2019, compared to $1.27 billion in the first quarter of 2018. Days sales outstanding was 76 days for the 2019 first quarter, compared to 79 days for the 2018 fourth quarter and 73 days for the 2018 first quarter. Operating cash flows for the first quarter of 2019 were $317 million, compared to $409 million in the first quarter of 2018.

Operational Improvement Initiatives

We transitioned to a new operating structure in the first quarter of 2019. The Company has been focused on leveraging the impact of this reorganization and identifying additional efficiencies. Currently, we are focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. To assist in these efforts, we have engaged an outside consulting firm to conduct a review of our operations and cost structure. Our goal is to identify opportunities to operate more efficiently and achieve and improve upon the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts, which may be material. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. For the three months ended March 30, 2019, we recognized $2 million of expenses related to these efforts, which is included in general and administrative expense in our condensed consolidated statements of operations. Additional expenses in the second quarter of 2019 will include charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements, as well as consultant and other professional services fees, and other related costs.

Results of Operations

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

The following table presents a summary of the operating information for the first quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$1,389,877	100%	$1,292,861	100%	8%
Costs of revenue	253,204	18%	231,278	18%	9%

Margin	1,136,673	82%	1,061,583	82%	7%

Operating expenses
Sales and client service	640,187	46%	589,948	46%	9%
Software development	180,361	13%	161,617	13%	12%
General and administrative	96,196	7%	92,294	7%	4%
Amortization of acquisition-related intangibles	21,985	2%	22,509	2%	(2)%

Total operating expenses	938,729	68%	866,368	67%	8%

Total costs and expenses	1,191,933	86%	1,097,646	85%	9%

Operating earnings	197,944	14%	195,215	15%	1%

Other income, net	8,432		4,864
Income taxes	(40,157)		(40,078)

Net earnings	$166,219		$160,001		4%

Revenues & Backlog

Revenues increased 8% to $1.39 billion in the first quarter of 2019, as compared to $1.29 billion in the same period of 2018. The growth in revenues includes a $49 million increase in professional services revenue, driven by increased implementation activity. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, increased 2% to $14.87 billion in the first quarter of 2019, compared to $14.63 billion in the same period of 2018. This increase was driven by solid levels of new business bookings during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms. We expect to recognize approximately 29% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $640 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 18% in the first quarter of both 2019 and 2018.

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

Operating Expenses

Total operating expenses increased 8% to $939 million in the first quarter of 2019, compared to $866 million in the same period of 2018.

•
Sales and client service expenses as a percent of revenues were 46% in the first quarter of both 2019 and 2018. These expenses increased 9% to $640 million in the first quarter of 2019, from $590 million in the same period of 2018. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The growth in sales and client service expenses is primarily due to the hiring of services personnel to support growth in services revenue.

•
Software development expenses as a percent of revenues were 13% in the first quarter of both 2019 and 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first quarters of 2019 and 2018 is as follows:

	Three Months Ended
(In thousands)	2019	2018

Software development costs	$198,667	$185,218
Capitalized software costs	(74,099)	(73,071)
Capitalized costs related to share-based payments	(452)	(531)
Amortization of capitalized software costs	56,245	50,001

Total software development expense	$180,361	$161,617

•
General and administrative expenses as a percent of revenues were 7% in the first quarter of both 2019 and 2018. These expenses increased 4% to $96 million in the first quarter of 2019, from $92 million in the same period in 2018. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, acquisition costs and related adjustments. The increase in general and administrative expenses includes $2 million of expenses incurred in the first quarter of 2019 in connection with our operational improvement initiatives discussed above. We expect to incur additional expenses in connection with these efforts in future periods in 2019, which may be material. Such additional expenses include charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first quarter of both 2019 and 2018. These expenses remained relatively flat at $22 million in the first quarter of 2019, and $23 million in the same period in 2018. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income, net was $8 million in the first quarter of 2019, compared to $5 million in the same period of 2018. The increase is primarily attributable to increased interest income on our cash and investment balances, due to rising interest rates.

•
Our effective tax rate remained relatively flat at 19.5% for the first quarter of 2019, and 20.0% in the same period of 2018. Refer to Note (7) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment

We have two operating segments: Domestic and International (formerly referred to as Global). The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The International segment includes revenue contributions and expenditures linked to business activity outside the United States, primarily from Australia, Canada, Europe, and the Middle East. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the first quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Domestic Segment
Revenues	$1,230,830	100%	$1,135,096	100%	8%

Costs of revenue	228,559	19%	206,674	18%	11%
Operating expenses	572,018	46%	519,871	46%	10%
Total costs and expenses	800,577	65%	726,545	64%	10%

Domestic operating earnings	430,253	35%	408,551	36%	5%

International Segment
Revenues	159,047	100%	157,765	100%	1%

Costs of revenue	24,645	15%	24,604	16%	—%
Operating expenses	68,169	43%	69,144	44%	(1)%
Total costs and expenses	92,814	58%	93,748	59%	(1)%

International operating earnings	66,233	42%	64,017	41%	3%

Other, net	(298,542)		(277,353)		8%

Consolidated operating earnings	$197,944		$195,215		1%

Domestic Segment

•
Revenues increased 8% to $1.23 billion in the first quarter of 2019, from $1.14 billion in the same period of 2018. The growth in revenues includes a $57 million increase in professional services revenue, driven by increased implementation activity. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in the first quarter of 2019, compared to 18% in the same period of 2018. The marginally higher costs of revenue as a percent of revenues is impacted by the mix of technology resale revenue, whereas the first quarter of 2019 included a higher mix of hardware and devices, which carry a higher cost of revenue than sublicensed software.

•	Operating expenses as a percent of revenues were 46% in the first quarter of both 2019 and 2018.

International Segment

•
Revenues remained relatively flat at $159 million in the first quarter of 2019, and $158 million in the same period of 2018. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•	Costs of revenue remained flat at $25 million in the first quarter of both 2019 and 2018.

•	Operating expenses remained relatively flat at $68 million in the first quarter of 2019, and $69 million in the same period of 2018.

Other, net

Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, acquisition costs and related adjustments, share-based compensation expense, and certain amortization and depreciation. These expenses increased 8% to $299 million in the first quarter of 2019, from $277 million in the same period of 2018. The increase is primarily due to increased software development expenses, including increased amortization of capitalized software costs resulting from releases of new and enhanced solutions over the last four quarters.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, our share repurchase programs and future dividends.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, and short-term investments. At March 30, 2019, we had cash and cash equivalents of $503 million and short-term investments of $401 million, as compared to cash and cash equivalents of $374 million and short-term investments of $401 million at December 29, 2018.

We maintain a $100.0 million multi-year revolving credit facility, which expires in October 2020. The facility provides an unsecured revolving line of credit for working capital purposes, along with a letter of credit facility. We have the ability to increase the maximum capacity to $200 million at any time during the facility's term, subject to lender participation. As of March 30, 2019, we had no outstanding borrowings under this facility; however, we had $30 million of outstanding letters of credit, which reduced our available borrowing capacity to $70 million.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, our available line of credit and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first three months of 2019 and 2018:

	Three Months Ended
(In thousands)	2019	2018

Cash flows from operating activities	$317,266	$408,965
Cash flows from investing activities	(183,655)	(211,498)
Cash flows from financing activities	(6,991)	(154,311)
Effect of exchange rate changes on cash	2,415	(680)
Total change in cash and cash equivalents	129,035	42,476

Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$503,161	$413,399

Free cash flow (non-GAAP)	$123,454	$255,652

Cash from Operating Activities

	Three Months Ended
(In thousands)	2019	2018

Cash collections from clients	$1,357,139	$1,274,497
Cash paid to employees and suppliers and other	(1,010,074)	(954,839)
Cash paid for interest	(7,288)	(8,199)
Cash paid for taxes, net of refunds	(22,511)	97,506

Total cash from operations	$317,266	$408,965
Cash flows from operations decreased $92 million in the first three months of 2019 when compared to the same period of 2018, due primarily to net refunds of taxes in 2018. Days sales outstanding was 76 days in the first quarter of 2019, compared to 79 days for the fourth quarter of 2018 and 73 days for the first quarter of 2018.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2019	2018

Capital purchases	$(119,261)	$(79,711)
Capitalized software development costs	(74,551)	(73,602)
Sales and maturities of investments, net of purchases	19,151	(49,713)
Purchases of other intangibles	(8,994)	(8,472)

Total cash flows from investing activities	$(183,655)	$(211,498)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first three months of 2019 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for 2019 is expected to exceed 2018 levels, primarily driven by spending to support our facilities requirements, including the continued construction of our Innovations Campus.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2019 activity was impacted by a change in investment mix, where our funds were more heavily held in cash and cash equivalents versus short-term and long-term investments, primarily due to interest rates currently available on cash deposits.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2019	2018

Repayment of long-term debt	$—	$(75,000)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	13,551	8,313
Treasury stock purchases	(20,542)	(87,624)

Total cash flows from financing activities	$(6,991)	$(154,311)
In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

We expect to incur additional indebtedness in 2019, for which the amount and timing is yet to be determined. The proceeds from such indebtedness are expected to be deployed in accordance with our current capital allocation strategy, which may include share repurchases, as discussed further below. The terms and availability of such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we will be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2019 based on the number of exercisable options as of March 30, 2019 and our current stock price.

As of the date of this filing, $1.5 billion remains available for repurchase under our current share repurchase program. We expect to continue to repurchase shares under this program in 2019, which will be dependent on a number of factors, including the price of our common stock. Although we expect to continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program. The source of funds for such repurchases may include cash generated from operations, liquidation of investment holdings, and the incurrence of indebtedness. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Subject to declaration by the Board of Directors, the Company plans to initiate a quarterly cash dividend of $0.15 per share, with the first payment expected in the third quarter of 2019. Future dividends will be subject to the determination, declaration and discretion of the Board of Directors and compliance with our covenants under our credit facility.

Free Cash Flow (Non-GAAP)

	Three Months Ended
(In thousands)	2019	2018

Cash flows from operating activities (GAAP)	$317,266	$408,965
Capital purchases	(119,261)	(79,711)
Capitalized software development costs	(74,551)	(73,602)

Free cash flow (non-GAAP)	$123,454	$255,652

Free cash flow decreased $132 million in the first three months of 2019 compared to the same period in 2018, primarily due to a decrease in cash from operations along with increased capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

New Disclosure Guidance

In March 2019, the Securities and Exchange Commission ("SEC") issued SEC Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. Such guidance revises certain disclosure requirements in SEC Regulation S-K, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. This guidance is generally effective for filings submitted on or after May 2, 2019. We are currently evaluating the impact that this new guidance will have on our disclosures in future filings.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "should," "will," "believe," "plans," "may," "expect," "expected," "position," "anticipated," "strategy," "continue," "opportunity," "future" or "estimate" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software solutions or technology-enabled services; material adverse resolution of legal proceedings or other claims; risks associated with our international operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom's vote to leave the European Union (commonly referred to as Brexit) on our international business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks associated with failure to timely or effectively manage publicity related to harassment or discrimination claims and legal proceedings if such claims are raised against key personnel; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business or relating to disputes involving such acquisitions or combinations; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; inability to reduce expenses and costs to the extent currently anticipated; risks that Cerner’s revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; risks that our stock repurchase program or quarterly dividend program will not be fully implemented or enhance long-term shareholder value; risks that Cerner's business may be negatively affected as a result of future proxy fights or the actions of activist shareholders; and our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K and in this quarterly report on Form 10-Q, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

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

During the fiscal quarter ended March 30, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended. In connection with the adoption of this new guidance, material modifications and enhancements were made to our internal controls over financial reporting. Specifically, we implemented/modified internal controls to address:

•The calculation and presentation of transition adjustments (cumulative effect adjustments);
•Recognition and measurement of lease liabilities and right-of-use assets;
•Related new disclosure requirements; and
•Monitoring of the adoption process.

Except as disclosed above, there were no other changes in our internal controls over financial reporting during the fiscal quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1A. Risk Factors

Our business results depend on our ability to successfully manage ongoing organizational change and achieve cost savings and operating efficiency initiatives. Our Board of Directors has implemented and plans to continue to implement initiatives to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these initiatives. Our financial goals assume a level of productivity improvement and cost reduction. If we are unable to deliver these expected productivity improvements and reduction in expenses, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change, cost-cutting initiatives and productivity improvement plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.

Lower than expected revenue growth or shifts in our revenue mix could adversely affect our results of operations. Our revenue growth and mix could vary over time due to a number of factors, including timing of contracts signing, changes in the health of our end markets, unexpected client attrition, and the mix of software, hardware, devices, maintenance, support and services revenues, which carry different margin rates which can vary from period to period. Our operating results could be harmed by changes in revenue mix and costs, together with numerous other factors, including rapid growth in lower margin services business, declines in software, and growth in non-cash expenses, such as amortization and depreciation. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could decline.

Our business could be negatively affected as a result of any future proxy fight or the actions of activist shareholders. Although our engagement with activist shareholder Starboard Value LP and certain of its affiliates (collectively, "Starboard") was settled as a result of our entry into a cooperation agreement, future proxy contests or related activist activities with Starboard or other activist shareholders could adversely affect our business for a number of reasons, including, but not limited to, the fact that responding to proxy contests and other actions by activist shareholders can be costly and time-consuming and can create perceived uncertainties as to our future direction and governance that may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success. Any future proxy contest or activist activities could also cause our stock price to experience periods of volatility. Further, if a proxy contest or a related settlement results in a change in the composition of our Board of Directors it could, in certain circumstances, give third parties certain rights under our existing contractual obligations, which could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2019.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
December 30, 2018 - January 26, 2019	—	$—	—	$283,172,767
January 27, 2019 - February 23, 2019	59	54.95	—	283,172,767
February 24, 2019 - March 30, 2019	246	57.14	—	283,172,767

Total	305	$56.72	—

(a)
Of the 305 shares of common stock, par value $0.01 per share, presented in the table above, all 305 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 305 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company’s restricted stock.

(b)
As announced on May 21, 2018, our Board of Directors approved an amendment to our repurchase program that allowed for the Company to repurchase up to an aggregate of $1.0 billion of shares of our common stock, excluding transaction costs. As announced on April 9, 2019, our Board of Directors approved a further amendment to this share repurchase program. Under the amendment, the Company is authorized to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. As of the date of this filing, $1.5 billion remains available for repurchase under the amended program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1
Cooperation Agreement, dated April 8, 2019, by and among Cerner Corporation and Starboard Value LP and certain of its affiliates filed as Exhibit 10.1 to Form 8-K filed April 9, 2019, is incorporated herein by reference

10.2	Form 2019 Executive Performance Agreement - Section 16 Officer

10.3	2011 Omnibus Equity Incentive Plan - Form of Time Based Restricted Stock Agreement

10.4	2011 Omnibus Equity Incentive Plan - Form of Performance Based Restricted Stock Agreement

10.5	2011 Omnibus Equity Incentive Plan - Form of Director Restricted Stock Agreement

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: April 26, 2019	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)