Form 10-Q
period 2019-06-29
CERNER Corp
filed 2019-07-25
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CERN	The Nasdaq Stock Market LLC
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
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2019
Common Stock, $0.01 par value per share	318,393,949 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 29, 2019 (unaudited) and December 29, 2018

(In thousands, except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$702,924	$374,126
Short-term investments	250,595	401,285
Receivables, net	1,228,985	1,183,494
Inventory	23,163	25,029
Prepaid expenses and other	396,803	334,870
Total current assets	2,602,470	2,318,804

Property and equipment, net	1,866,142	1,743,575
Right-of-use assets	132,102	—
Software development costs, net	932,035	894,512
Goodwill	847,673	847,544
Intangible assets, net	366,337	405,305
Long-term investments	320,616	300,046
Other assets	208,934	198,850

Total assets	$7,276,309	$6,708,636

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$328,405	$293,534
Current installments of long-term debt and capital lease obligations	—	4,914
Deferred revenue	320,916	399,189
Accrued payroll and tax withholdings	208,994	195,931
Other current liabilities	173,051	69,122
Total current liabilities	1,031,366	962,690

Long-term debt	1,038,530	438,802
Deferred income taxes	347,658	336,379
Other liabilities	141,486	42,376
Total liabilities	2,559,040	1,780,247

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 364,695,561 shares issued at June 29, 2019 and 362,212,843 shares issued at December 29, 2018	3,647	3,622
Additional paid-in capital	1,722,207	1,559,562
Retained earnings	5,812,031	5,576,525
Treasury stock, 46,609,355 shares at June 29, 2019 and 37,905,013 shares at December 29, 2018	(2,707,768)	(2,107,768)
Accumulated other comprehensive loss, net	(112,848)	(103,552)
Total shareholders' equity	4,717,269	4,928,389

Total liabilities and shareholders' equity	$7,276,309	$6,708,636

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 29, 2019 and June 30, 2018
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2019	2018	2019	2018

Revenues	$1,431,061	$1,367,727	$2,820,938	$2,660,588
Costs and expenses:
Costs of revenue	268,673	238,783	521,877	470,061
Sales and client service	678,895	635,105	1,319,082	1,225,053
Software development (Includes amortization of $56,005 and $112,250 for the three and six months ended June 29, 2019, respectively; and $52,141 and $102,142 for the three and six months ended June 30, 2018, respectively)	181,047	168,278	361,408	329,895
General and administrative	149,788	95,464	245,984	187,758
Amortization of acquisition-related intangibles	21,541	21,810	43,526	44,319

Total costs and expenses	1,299,944	1,159,440	2,491,877	2,257,086

Operating earnings	131,117	208,287	329,061	403,502

Other income, net	23,006	6,597	31,438	11,461

Earnings before income taxes	154,123	214,884	360,499	414,963
Income taxes	(27,154)	(45,527)	(67,311)	(85,605)

Net earnings	$126,969	$169,357	$293,188	$329,358

Basic earnings per share	$0.40	$0.51	$0.91	$0.99
Diluted earnings per share	$0.39	$0.51	$0.90	$0.98
Basic weighted average shares outstanding	321,280	330,206	322,485	331,479
Diluted weighted average shares outstanding	324,662	333,562	325,498	335,223
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 29, 2019 and June 30, 2018
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2019	2018	2019	2018

Net earnings	$126,969	$169,357	$293,188	$329,358
Foreign currency translation adjustment and other (net of taxes (benefit) of $179 and $(4) for the three and six months ended June 29, 2019; and $(335) and $585 for the three and six months ended June 30, 2018, respectively)	(100)	(21,811)	2,221	(19,017)
Unrealized loss on cash flow hedge (net of tax benefit of $4,069 for both the three and six months ended June 29, 2019)	(12,370)	—	(12,370)	—
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $71 and $281 for the three and six months ended June 29, 2019; and $209 and $(84) for the three and six months ended June 30, 2018, respectively)	216	642	853	(256)

Comprehensive income	$114,715	$148,188	$283,892	$310,085

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 29, 2019 and June 30, 2018
(unaudited)

	Six Months Ended
(In thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$293,188	$329,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	336,486	312,645
Share-based compensation expense	42,884	49,139
Provision for deferred income taxes	15,154	1,736
Gain on sale of investment	(15,509)	—
Changes in assets and liabilities:
Receivables, net	(47,839)	(186,039)
Inventory	1,875	390
Prepaid expenses and other	(76,048)	181,035
Accounts payable	24,980	43,364
Accrued income taxes	(1,569)	7,919
Deferred revenue	(78,090)	(40,132)
Other accrued liabilities	28,564	9,251

Net cash provided by operating activities	524,076	708,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(277,874)	(188,994)
Capitalized software development costs	(144,902)	(142,951)
Purchases of investments	(140,723)	(194,592)
Sales and maturities of investments	289,669	331,728
Purchase of other intangibles	(17,457)	(16,373)

Net cash used in investing activities	(291,287)	(211,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	600,000	—
Repayment of long-term debt	—	(75,000)
Proceeds from exercise of stock options	125,000	21,343
Payments to taxing authorities in connection with shares directly withheld from associates	(4,860)	(7,308)
Treasury stock purchases	(620,542)	(287,624)
Other	(4,450)	(1,691)

Net cash provided by (used in) financing activities	95,148	(350,280)

Effect of exchange rate changes on cash and cash equivalents	861	(7,159)

Net increase in cash and cash equivalents	328,798	140,045
Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$702,924	$510,968
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and six months ended June 29, 2019 and June 30, 2018
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 30, 2017	359,205	$3,592	$1,380,371	$4,938,866	$(1,464,099)	$(73,382)

Exercise of stock options and vests of restricted shares and share units	667	7	8,331	—	—	—

Employee share-based compensation expense	—	—	24,935	—	—	—

Cumulative effect of accounting change (ASU 2014-09)	—	—	—	7,600	—	—

Other comprehensive income (loss)	—	—	—	—	—	1,896

Treasury stock purchases	—	—	—	—	(87,624)	—

Net earnings	—	—	—	160,001	—	—

Balance at March 31, 2018	359,872	3,599	1,413,637	5,106,467	(1,551,723)	(71,486)

Exercise of stock options and vests of restricted shares and share units	629	6	5,962	—	—	—

Employee share-based compensation expense	—	—	24,204	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(21,169)

Treasury stock purchases	—	—	—	—	(200,000)	—

Net earnings	—	—	—	169,357	—	—

Balance at June 30, 2018	360,501	$3,605	$1,443,803	$5,275,824	$(1,751,723)	$(92,655)

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	3,629	1,591,138	5,742,744	(2,107,768)	(100,594)

Exercise of stock options and vests of restricted shares and share units	1,777	18	108,045	—	—	—

Employee share-based compensation expense	—	—	23,024	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(12,254)

Treasury stock purchases	—	—	—	—	(600,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(57,682)	—	—

Net earnings	—	—	—	126,969	—	—

Balance at June 29, 2019	364,696	$3,647	$1,722,207	$5,812,031	$(2,707,768)	$(112,848)
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

Fiscal Period End

Our second fiscal quarter ends on the Saturday closest to June 30. The 2019 and 2018 second quarters ended on June 29, 2019 and June 30, 2018, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or six months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Six Months Ended
(In thousands)	2019	2018
Cash paid during the period for:
Interest (including amounts capitalized of $8,164 and $5,874, respectively)	$8,907	$8,333
Income taxes, net of refunds	47,877	(86,825)

Voluntary Separation Plan

In January 2019, we adopted a voluntary separation plan ("2019 VSP") for eligible associates. Generally, the 2019 VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the 2019 VSP received financial benefits commensurate with their tenure and position, along with vacation payout, medical benefits, and accelerated vesting of certain share-based payment awards. The irrevocable acceptance period for associates electing to participate in the 2019 VSP ended in April 2019. In the second quarter of 2019, we recorded pre-tax charges for the 2019 VSP of $41 million. Such charges are included in general and administrative expense in our condensed consolidated statements of operations.

Accounting Pronouncements Adopted in 2019

Leases. In the first quarter of 2019, we adopted new lease accounting guidance. Refer to Note (7) for further details.

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

(2) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$181,061	$16,052	$197,113	$161,220	$11,168	$172,388
Technology resale	54,851	5,884	60,735	61,789	13,468	75,257
Subscriptions	83,573	6,197	89,770	76,419	6,532	82,951
Professional services	429,910	55,397	485,307	387,540	59,778	447,318
Managed services	268,560	29,091	297,651	261,787	23,765	285,552
Support and maintenance	225,602	50,809	276,411	229,779	49,177	278,956
Reimbursed travel	22,555	1,519	24,074	23,530	1,775	25,305

Total revenues	$1,266,112	$164,949	$1,431,061	$1,202,064	$165,663	$1,367,727

	Six Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$321,506	$30,084	$351,590	$285,314	$21,893	$307,207
Technology resale	104,009	12,266	116,275	120,038	18,595	138,633
Subscriptions	161,275	12,786	174,061	146,271	13,316	159,587
Professional services	867,139	108,607	975,746	767,384	121,202	888,586
Managed services	545,885	56,159	602,044	507,932	45,925	553,857
Support and maintenance	452,083	101,291	553,374	464,015	99,505	563,520
Reimbursed travel	45,045	2,803	47,848	46,206	2,992	49,198

Total revenues	$2,496,942	$323,996	$2,820,938	$2,337,160	$323,428	$2,660,588

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,124,513	$148,092	$1,272,605	$1,062,878	$144,262	$1,207,140
Revenue recognized at a point in time	141,599	16,857	158,456	139,186	21,401	160,587

Total revenues	$1,266,112	$164,949	$1,431,061	$1,202,064	$165,663	$1,367,727

	Six Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$2,260,495	$290,303	$2,550,798	$2,091,373	$288,397	$2,379,770
Revenue recognized at a point in time	236,447	33,693	270,140	245,787	35,031	280,818

Total revenues	$2,496,942	$323,996	$2,820,938	$2,337,160	$323,428	$2,660,588

Transaction Price Allocated to Remaining Performance Obligations

As of June 29, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $14.98 billion of which we expect to recognize approximately 29% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as deferred revenue. During the six months ended June 29, 2019, we recognized $266 million of revenues that were included in our contract liability balance at the beginning of such period.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	June 29, 2019	December 29, 2018

Client receivables	$1,320,230	$1,237,127
Less: Allowance for doubtful accounts	91,245	64,561

Client receivables, net of allowance	1,228,985	1,172,566

Current portion of lease receivables (under ASC Topic 840)	—	10,928

Total receivables, net	$1,228,985	$1,183,494

At June 29, 2019, a specific client comprised 14% of total receivables.

During the first six months of 2019 and 2018, we received total client cash collections of $2.74 billion and $2.59 billion, respectively.

(4) Investments

Available-for-sale investments at June 29, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$239,105	$—	$—	$239,105
Time deposits	72,184	—	—	72,184
Commercial paper	160,300	—	—	160,300
Total cash equivalents	471,589	—	—	471,589

Short-term investments:
Time deposits	15,126	—	—	15,126
Commercial paper	26,500	22	(27)	26,495
Government and corporate bonds	208,936	110	(72)	208,974
Total short-term investments	250,562	132	(99)	250,595

Long-term investments:
Government and corporate bonds	1,003	—	(1)	1,002

Total available-for-sale investments	$723,154	$132	$(100)	$723,186

Available-for-sale investments at December 29, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$76,471	$—	$—	$76,471
Time deposits	71,461	—	—	71,461
Commercial Paper	10,000	—	—	10,000
Total cash equivalents	157,932	—	—	157,932

Short-term investments:
Time deposits	31,947	—	—	31,947
Commercial paper	75,445	—	(91)	75,354
Government and corporate bonds	294,941	1	(958)	293,984
Total short-term investments	402,333	1	(1,049)	401,285

Long-term investments:
Government and corporate bonds	18,247	—	(55)	18,192

Total available-for-sale investments	$578,512	$1	$(1,104)	$577,409

Other Investments

At June 29, 2019 and December 29, 2018, we had equity investments of $314 million and $277 million, respectively, accounted for in accordance with ASC Topic 321, Investments-Equity Securities. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments for the six months ended June 29, 2019 and June 30, 2018, respectively.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	June 29, 2019	December 29, 2018

Credit agreement loans	$600,000	$—
Senior notes	425,000	425,000
Capital lease obligations (under ASC Topic 840)	—	4,914
Other	14,162	14,162

Debt and capital lease obligations	1,039,162	444,076
Less: debt issuance costs	(632)	(360)

Debt and capital lease obligations, net	1,038,530	443,716
Less: current portion	—	(4,914)

Long-term debt	$1,038,530	$438,802

Credit Agreement

In May 2019, we entered into a First Amendment to our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for an unsecured revolving credit facility expiring in May 2024, and includes: (a) a revolving credit loan facility of up to $700 million at any time outstanding, and (b) a letter of credit facility of up to $100 million at any time outstanding (which is a sub-facility of the $700 million revolving credit loan facility). The Credit Agreement also includes an accordion feature allowing an increase of the credit facility of up to an additional $300 million ($1 billion in the aggregate) at any time outstanding, subject to lender participation and the satisfaction of specified conditions. Borrowings outstanding under the Credit Agreement are due in May 2024, with prepayment permitted at any time. Proceeds may be used for working capital and general corporate purposes, including but not limited to certain business acquisitions and purchases under our share repurchase programs. The Credit Agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends and contains certain leverage and interest coverage covenants.

Generally, interest on revolving credit loans is payable at a variable rate based on LIBOR, prime, or the U.S. federal funds rate, plus a spread that varies depending on leverage ratios maintained. Unused commitment, letter of credit, and other fees are also payable under the Credit Agreement. As of June 29, 2019, the interest rate on revolving credit loans outstanding was 3.21% based on LIBOR plus the applicable spread.

As of June 29, 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $70 million.

Interest Rate Swap

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement, with an initial notional amount of $600 million, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap has an effective start date of May 13, 2019, and is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. As of June 29, 2019, this swap was in a net liability position with an aggregate fair value of $16 million, which is presented in our condensed consolidated balance sheets in other current liabilities. We classify fair value measurements of our interest rate swap as Level 2, as further described in Note (6).

Our interest rate swap agreement is accounted for in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. Such agreement is designated as a cash flow hedge and considered to be highly effective under hedge accounting principles. Therefore, the swap agreement is recognized in our condensed consolidated balance sheets as either an asset or liability, measured at fair value. Changes in the fair value of the swap agreement are initially recorded in accumulated other comprehensive loss, net and then subsequently recognized in our condensed consolidated statements of operations in the periods in which earnings are affected by the hedged item. All cash flows associated with the swap agreement are classified as operating activities in our condensed consolidated statements of cash flows.

(6) Fair Value Measurements

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at June 29, 2019:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$239,105	$—	$—
Time deposits	Cash equivalents	—	72,184	—
Commercial paper	Cash equivalents	—	160,300	—
Time deposits	Short-term investments	—	15,126	—
Commercial paper	Short-term investments	—	26,495	—
Government and corporate bonds	Short-term investments	—	208,974	—
Government and corporate bonds	Long-term investments	—	1,002	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$76,471	$—	$—
Time deposits	Cash equivalents	—	71,461	—
Commercial Paper	Cash equivalents	—	10,000	—
Time deposits	Short-term investments	—	31,947	—
Commercial paper	Short-term investments	—	75,354	—
Government and corporate bonds	Short-term investments	—	293,984	—
Government and corporate bonds	Long-term investments	—	18,192	—

Our interest rate swap agreement is measured and recorded at fair value on a recurring basis using a Level 2 valuation. The fair value of such agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instrument is held, the derivative is classified as Level 2 in the hierarchy.
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at June 29, 2019 and December 29, 2018 was approximately $1.05 billion and $431 million, respectively. The carrying amount of such debt at June 29, 2019 and December 29, 2018 was $1.03 billion and $425 million, respectively.

(7) Leases

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

Arrangements in which we are the lessor are not significant to our condensed consolidated financial statements.

Amounts Included in the Condensed Consolidated Financial Statements

The following table presents a summary of lease liability and right-of-use asset amounts included in our condensed consolidated balance sheets as of June 29, 2019, under operating lease arrangements where we are the lessee:

(In thousands)
Description	Balance Sheet Classification	June 29, 2019

Right-of-use asset	Right-of-use assets	$132,102
Lease liability - current	Other current liabilities	30,790
Lease liability - non-current	Other liabilities	110,824

Lease liabilities recorded upon the commencement of operating leases during the six months ended June 29, 2019 were $23 million.

For the three and six months ended June 29, 2019, operating lease cost was $10 million and $19 million, respectively. Variable lease cost was less than $1 million for both the three and six months ended June 29, 2019.

Maturity Analysis

Aggregate future payments under operating lease arrangements where we are the lessee (by fiscal year) are as follows:

(In thousands)	Operating Lease Obligations

Remainder of 2019	$18,792
2020	32,481
2021	27,986
2022	22,232
2023	15,475
2024 and thereafter	47,451

Aggregate future payments	164,417
Impact of discounting	(22,803)

Aggregate lease liability at June 29, 2019	$141,614

At June 29, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating lease arrangements where we are the lessee were 7.04 years and 3.7%, respectively.

Prior Periods

Prior to the adoption of Topic 842, we accounted for arrangements where we were the lessee under operating leases in accordance with ASC Topic 840, Leases. Rent expense for office and warehouse space for our regional and global offices for the three and six months ended June 30, 2018 was $8 million and $17 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases as of December 29, 2018, were as follows:

(In thousands)	Operating Lease Obligations

2019	$29,739
2020	27,669
2021	22,904
2022	17,240
2023	10,166
2024 and thereafter	17,743

$125,461

(8) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 18.7% and 20.6% for the first six months of 2019 and 2018, respectively. The decrease in the effective tax rate in the first six months of 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense due to elevated stock option exercise activity.

(9) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2019			2018
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$126,969	321,280	$0.40	$169,357	330,206	$0.51
Effect of dilutive securities:
Stock options and non-vested shares	—	3,382		—	3,356
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$126,969	324,662	$0.39	$169,357	333,562	$0.51

For the three months ended June 29, 2019 and June 30, 2018, options to purchase 9.4 million and 14.0 million shares of common stock at per share prices ranging from $53.30 to $73.40 and $47.99 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2019			2018
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$293,188	322,485	$0.91	$329,358	331,479	$0.99
Effect of dilutive securities:
Stock options and non-vested shares	—	3,013		—	3,744
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$293,188	325,498	$0.90	$329,358	335,223	$0.98

For the six months ended June 29, 2019 and June 30, 2018, options to purchase 12.5 million and 12.4 million shares of common stock at per share prices ranging from $51.46 to $73.40 and $50.04 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(10) Share-Based Compensation and Equity

Stock Options

Stock option activity for the six months ended June 29, 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	21,792	$52.31
Granted	1,030	65.48
Exercised	(3,510)	37.85
Forfeited and expired	(806)	61.54
Outstanding as of June 29, 2019	18,506	55.38	$331,632	6.35

Exercisable as of June 29, 2019	10,335	$51.19	$228,546	4.90

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended June 29, 2019 were as follows:

Expected volatility (%)	25.1%
Expected dividend rate (%)	1%
Expected term (yrs)	7
Risk-free rate (%)	2.4%
Fair value per option	$17.59

As of June 29, 2019, there was $126 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 3.02 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the six months ended June 29, 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	882	$62.82
Granted	1,660	66.00
Vested	(48)	60.19
Forfeited	(37)	61.87

Outstanding as of June 29, 2019	2,457	$65.04

As of June 29, 2019, there was $122 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.61 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2019	2018	2019	2018

Stock option and non-vested share and share unit compensation expense	$23,024	$24,204	$42,884	$49,139
Associate stock purchase plan expense	1,749	1,916	3,291	3,278
Amounts capitalized in software development costs, net of amortization	(41)	161	146	321

Amounts charged against earnings, before income tax benefit	$24,732	$26,281	$46,321	$52,738

Amount of related income tax benefit recognized in earnings	$4,357	$5,568	$8,558	$10,868

Treasury Stock

In May 2018, our Board of Directors approved an amendment to our share repurchase program that allowed for the Company to repurchase up to an aggregate $1.0 billion of shares of our common stock, excluding transaction costs. In April 2019, our Board of Directors approved a further amendment to this share repurchase program. Under this new amendment, the Company is authorized to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effected in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the six months ended June 29, 2019, we repurchased 8.7 million shares for total consideration of $600 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of June 29, 2019, $883 million remains available for repurchase under the amended program.

Dividend

On May 29, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, payable on July 26, 2019 to shareholders of record as of June 18, 2019. In connection with the declaration of such dividend, our non-vested share and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents.

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	2,321	—	637	2,958
Amounts reclassified from AOCI	—	—	—	—

Balance at March 30, 2019	(100,618)	—	24	(100,594)

Other comprehensive income (loss) before reclassifications	(100)	(12,223)	216	(12,107)
Amounts reclassified from AOCI	—	(147)	—	(147)

Balance at June 29, 2019	$(100,718)	$(12,370)	$240	$(112,848)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 30, 2017	$(72,365)	$—	$(1,017)	$(73,382)
Other comprehensive income (loss) before reclassifications	2,794	—	(898)	1,896
Amounts reclassified from AOCI	—	—	—	—

Balance at March 31, 2018	(69,571)	—	(1,915)	(71,486)

Other comprehensive income (loss) before reclassifications	(21,811)	—	639	(21,172)
Amounts reclassified from AOCI	—	—	3	3

Balance at June 30, 2018	$(91,382)	$—	$(1,273)	$(92,655)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Six Months Ended
AOCI Component	Location	2019	2018	2019	2018

Unrealized loss on cash flow hedge	Other income, net	$180	$—	$180	$—
	Income taxes	(33)	—	(33)	—

	Net of tax	147	—	147	—

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	—	(4)	—	(4)
	Income taxes	—	1	—	1

	Net of tax	—	(3)	—	(3)

Total amount reclassified, net of tax		$147	$(3)	$147	$(3)

(11) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC Topic 450, Contingencies.

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

During the three months ended June 29, 2019, we incurred a $20 million pre-tax charge in connection with a client dispute that arose during the same period. The client is continuing to assess the potential for additional damages and claims. Our evaluation of the dispute is in its early stages. We have not accrued a reserve for any additional damages or claims at this time because we cannot reasonably determine the probability of a loss and we cannot reasonably estimate the amount of loss, if any. While we can provide no assurances as to the ultimate outcome of this dispute, we believe the amount, if any, we will be required to pay to fully settle this dispute will not have a material adverse impact on our business, results of operations, cash flows or financial condition.

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

(12) Segment Reporting

We have two operating segments, Domestic and International (formerly referred to as Global). Revenues are derived primarily from the sale of clinical, financial and administrative information solutions and services. The cost of revenues includes the cost of third-party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, organizational restructuring and other expense, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three and six months ended June 29, 2019 and June 30, 2018:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,266,112	$164,949	$—	$1,431,061

Costs of revenue	243,926	24,747	—	268,673
Operating expenses	605,636	73,258	352,377	1,031,271
Total costs and expenses	849,562	98,005	352,377	1,299,944

Operating earnings (loss)	$416,550	$66,944	$(352,377)	$131,117

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2018
Revenues	$1,202,064	$165,663	$—	$1,367,727

Costs of revenue	208,185	30,598	—	238,783
Operating expenses	551,468	73,407	295,782	920,657
Total costs and expenses	759,653	104,005	295,782	1,159,440

Operating earnings (loss)	$442,411	$61,658	$(295,782)	$208,287

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2019
Revenues	$2,496,942	$323,996	$—	$2,820,938

Costs of revenue	472,485	49,392	—	521,877
Operating expenses	1,177,654	141,427	650,919	1,970,000
Total costs and expenses	1,650,139	190,819	650,919	2,491,877

Operating earnings (loss)	$846,803	$133,177	$(650,919)	$329,061

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2018
Revenues	$2,337,160	$323,428	$—	$2,660,588

Costs of revenue	414,859	55,202	—	470,061
Operating expenses	1,071,339	142,551	573,135	1,787,025
Total costs and expenses	1,486,198	197,753	573,135	2,257,086

Operating earnings (loss)	$850,962	$125,675	$(573,135)	$403,502

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our second fiscal quarter ends on the Saturday closest to June 30. The 2019 and 2018 second quarters ended on June 29, 2019 and June 30, 2018, respectively. All references to years in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. Similar to our history of growing revenue, our net earnings have increased at compound annual rates of 10% and 13% over the most recent five- and ten-year periods, respectively. We expect to drive earnings growth as we continue to grow our revenue. We also believe we have opportunities to expand our operating margins over time, as discussed further below.

We are also focused on continuing to deliver strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.43 billion in the second quarter of 2019, which is a decrease of 19% compared to $1.78 billion in the second quarter of 2018, with the decrease primarily reflecting a decline in long-term contracts, which tend to be larger but have little impact on near-term revenue.

Revenues for the second quarter of 2019 increased 5% to $1.43 billion, compared to $1.37 billion in the second quarter of 2018. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and tech-enabled services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the second quarter of 2019 decreased 25% to $127 million, compared to $169 million in the second quarter of 2018. Diluted earnings per share decreased 24% to $0.39, compared to $0.51 in the second quarter of 2018. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, including expenses incurred in connection with our operational improvement initiatives discussed below, partially offset by increased revenues.

We had cash collections of receivables of $1.38 billion in the second quarter of 2019, compared to $1.32 billion in the second quarter of 2018. Days sales outstanding was 78 days for the 2019 second quarter, compared to 76 days for the 2019 first quarter and 77 days for the 2018 second quarter. Operating cash flows for the second quarter of 2019 were $207 million, compared to $300 million in the second quarter of 2018.

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

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. For the six months ended June 29, 2019, we recognized $57 million of expenses related to these efforts, which are included in general and administrative expense in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results of Operations

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

The following table presents a summary of the operating information for the second quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$1,431,061	100%	$1,367,727	100%	5%
Costs of revenue	268,673	19%	238,783	17%	13%

Margin	1,162,388	81%	1,128,944	83%	3%

Operating expenses
Sales and client service	678,895	47%	635,105	46%	7%
Software development	181,047	13%	168,278	12%	8%
General and administrative	149,788	10%	95,464	7%	57%
Amortization of acquisition-related intangibles	21,541	2%	21,810	2%	(1)%

Total operating expenses	1,031,271	72%	920,657	67%	12%

Total costs and expenses	1,299,944	91%	1,159,440	85%	12%

Operating earnings	131,117	9%	208,287	15%	(37)%

Other income, net	23,006		6,597
Income taxes	(27,154)		(45,527)

Net earnings	$126,969		$169,357		(25)%

Revenues & Backlog

Revenues increased 5% to $1.43 billion in the second quarter of 2019, as compared to $1.37 billion in the same period of 2018. This increase was primarily driven by a $38 million increase in professional services revenue due to growth in implementation activity, and growth in licensed software revenue of $25 million as a result of continued demand for our solutions. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $14.98 billion in the second quarter of 2019, compared to $14.79 billion in the same period of 2018. This increase was driven by solid levels of new business bookings during the past four quarters, including strong levels of managed services bookings that typically have longer contract terms. We expect to recognize approximately 29% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $551 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 19% in the second quarter of 2019, compared to 17% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

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

Operating Expenses

Total operating expenses increased 12% to $1.03 billion in the second quarter of 2019, compared to $921 million in the same period of 2018.

•
Sales and client service expenses as a percent of revenues were 47% in the second quarter of 2019, compared to 46% in the same period of 2018. These expenses increased 7% to $679 million in the second quarter of 2019, from $635 million in the same period of 2018. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase in sales and client service expenses was primarily driven by an $8 million increase in personnel expenses, inclusive of hiring personnel to support growth in professional services revenue; an $8 million increase in bad debt expense related to client receivables; and a $20 million charge in connection with a client dispute recognized in the second quarter of 2019. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding such client dispute.

•
Software development expenses as a percent of revenues were 13% in the second quarter of 2019, compared to 12% in the same period of 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the second quarters of 2019 and 2018 is as follows:

	Three Months Ended
(In thousands)	2019	2018

Software development costs	$195,393	$185,486
Capitalized software costs	(69,675)	(68,786)
Capitalized costs related to share-based payments	(676)	(563)
Amortization of capitalized software costs	56,005	52,141

Total software development expense	$181,047	$168,278

•
General and administrative expenses as a percent of revenues were 10% in the second quarter of 2019, compared to 7% in the same period of 2018. These expenses increased 57% to $150 million in the second quarter of 2019, from $95 million in the same period in 2018. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, organizational restructuring and other expense. The increase in general and administrative expenses includes $55 million of expenses incurred in the second quarter of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $41 million of charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements. We expect to incur additional expenses in connection with these efforts in future periods in 2019, which may be material.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the second quarter of both 2019 and 2018. These expenses remained flat at $22 million in the second quarter of both 2019 and 2018. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income, net was $23 million in the second quarter of 2019, compared to $7 million in the same period of 2018. The second quarter of 2019 includes a $16 million gain recognized on the disposition of one of our equity investments.

•
Our effective tax rate was 17.6% for the second quarter of 2019, compared to 21.2% in the same period of 2018. The decrease in the effective tax rate in the second quarter of 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense during the quarter due to elevated stock option exercise activity. Refer to Note (8) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the second quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Domestic Segment
Revenues	$1,266,112	100%	$1,202,064	100%	5%

Costs of revenue	243,926	19%	208,185	17%	17%
Operating expenses	605,636	48%	551,468	46%	10%
Total costs and expenses	849,562	67%	759,653	63%	12%

Domestic operating earnings	416,550	33%	442,411	37%	(6)%

International Segment
Revenues	164,949	100%	165,663	100%	—%

Costs of revenue	24,747	15%	30,598	18%	(19)%
Operating expenses	73,258	44%	73,407	44%	—%
Total costs and expenses	98,005	59%	104,005	63%	(6)%

International operating earnings	66,944	41%	61,658	37%	9%

Other, net	(352,377)		(295,782)		19%

Consolidated operating earnings	$131,117		$208,287		(37)%

Domestic Segment

•
Revenues increased 5% to $1.27 billion in the second quarter of 2019, from $1.20 billion in the same period of 2018. This increase was primarily driven by a $42 million increase in professional services revenue due to growth in implementation activity, and growth in licensed software revenue of $20 million as a result of continued demand for our solutions. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in the second quarter of 2019, compared to 17% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

•
Operating expenses as a percent of revenues were 48% in the second quarter of 2019, compared to 46% in the same period of 2018. The higher operating expenses as a percent of revenues was primarily driven by the $20 million charge in connection with a client dispute discussed above.

International Segment

•
Revenues remained relatively flat at $165 million in the second quarter of 2019, and $166 million in the same period of 2018. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 15% in the second quarter of 2019, compared to 18% in the same period of 2018. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale revenue, which carries a higher cost of revenue.

•	Operating expenses remained flat at $73 million in the second quarter of both 2019 and 2018.

Other, net

Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, organizational restructuring and other expense. These expenses increased 19% to $352 million in the second quarter of 2019, from $296 million in the same period of 2018. The increase is primarily due to $55 million of expenses incurred in the second quarter of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $41 million of charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018
The following table presents a summary of our operating information for the first six months of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$2,820,938	100%	$2,660,588	100%	6%
Costs of revenue	521,877	19%	470,061	18%	11%

Margin	2,299,061	81%	2,190,527	82%	5%

Operating expenses
Sales and client service	1,319,082	47%	1,225,053	46%	8%
Software development	361,408	13%	329,895	12%	10%
General and administrative	245,984	9%	187,758	7%	31%
Amortization of acquisition-related intangibles	43,526	2%	44,319	2%	(2)%

Total operating expenses	1,970,000	70%	1,787,025	67%	10%

Total costs and expenses	2,491,877	88%	2,257,086	85%	10%

Operating earnings	329,061	12%	403,502	15%	(18)%

Other income, net	31,438		11,461
Income taxes	(67,311)		(85,605)

Net earnings	$293,188		$329,358		(11)%
Revenues
Revenues increased 6% to $2.82 billion in the first six months of 2019, as compared to $2.66 billion in the same period of 2018. This increase was primarily driven by an $87 million increase in professional services revenue due to growth in implementation activity, and growth in managed services revenue of $48 million as a result of continued demand for our hosting services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.
Costs of Revenue
Costs of revenue as a percent of revenues were 19% in the first six months of 2019, compared to 18% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

Operating Expenses
Total operating expenses increased 10% to $1.97 billion in the first six months of 2019, as compared to $1.79 billion in the same period of 2018.

•
Sales and client service expenses as a percent of revenues were 47% in the first six months of 2019, compared to 46% in the same period of 2018. These expenses increased 8% to $1.32 billion in the first six months of 2019, from $1.23 billion in the same period of 2018. The increase in sales and client service expenses was primarily driven by a $48 million increase in personnel expenses, inclusive of hiring of personnel to support growth in professional services revenue; a $14 million increase in bad debt expense related to client receivables; and a $20 million charge in connection with a client dispute recognized in the first six months of 2019. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding such client dispute.

•
Software development expenses as a percent of revenues were 13% in the first six months of 2019, compared to 12% in the same period of 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first six months of 2019 and 2018 is as follows:

	Six Months Ended
(In thousands)	2019	2018

Software development costs	$394,060	$370,704
Capitalized software costs	(143,774)	(141,857)
Capitalized costs related to share-based payments	(1,128)	(1,094)
Amortization of capitalized software costs	112,250	102,142

Total software development expense	$361,408	$329,895

•
General and administrative expenses as a percent of revenues were 9% in the first six months 2019, compared to 7% in the same period of 2018. These expenses increased 31% to $246 million in the first six months of 2019, from $188 million in the same period of 2018. The increase in general and administrative expenses includes $57 million of expenses incurred in the first six months of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $41 million of charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements. We expect to incur additional expenses in connection with these efforts in future periods in 2019, which may be material.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first six months of both 2019 and 2018. These expenses remained flat at $44 million in the first six months of both 2019 and 2018.

Non-Operating Items

•
Other income, net was $31 million in the first six months of 2019, compared to $11 million in the same period of 2018. The first six months of 2019 includes a $16 million gain recognized on the disposition of one of our equity investments.

•
Our effective tax rate was 18.7% for the first six months of 2019, compared to 20.6% in the same period of 2018. The decrease in the effective tax rate in the first six months of 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense due to elevated stock option exercise activity. Refer to Note (8) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first six months of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Domestic Segment
Revenues	$2,496,942	100%	$2,337,160	100%	7%

Costs of revenue	472,485	19%	414,859	18%	14%
Operating expenses	1,177,654	47%	1,071,339	46%	10%
Total costs and expenses	1,650,139	66%	1,486,198	64%	11%

Domestic operating earnings	846,803	34%	850,962	36%	—%

International Segment
Revenues	323,996	100%	323,428	100%	—%

Costs of revenue	49,392	15%	55,202	17%	(11)%
Operating expenses	141,427	44%	142,551	44%	(1)%
Total costs and expenses	190,819	59%	197,753	61%	(4)%

International operating earnings	133,177	41%	125,675	39%	6%

Other, net	(650,919)		(573,135)		14%

Consolidated operating earnings	$329,061		$403,502		(18)%
Domestic Segment

•
Revenues increased 7% to $2.50 billion in the first six months of 2019, from $2.34 billion in the same period of 2018. This increase was primarily driven by a $100 million increase in professional services revenue due to growth in implementation activity, and growth in managed services revenue of $38 million as a result of continued demand for our hosting services. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in the first six months of 2019, compared to 18% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

•
Operating expenses as a percent of revenues were 47% in the first six months of 2019, compared to 46% in the same period of 2018. The higher operating expenses as a percent of revenues was primarily driven by the $20 million charge in connection with a client dispute discussed above.

International Segment

•
Revenues remained relatively flat at $324 million in the first six months of 2019, and $323 million in the same period of 2018. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 15% in the first six months of 2019, compared to 17% in the same period of 2018. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale revenue, which carries a higher cost of revenue.

•	Operating expenses as a percent of revenues were 44% in the first six months of both 2019 and 2018.

Other, net
These expenses increased 14% to $651 million in the first six months of 2019, from $573 million in the same period of 2018. The increase is primarily due to $57 million of expenses incurred in the first six months of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $41 million of charges associated with the 2019 VSP, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and in recent years, the amount we use for our share repurchase programs and dividends.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement. At June 29, 2019, we had cash and cash equivalents of $703 million and short-term investments of $251 million, as compared to cash and cash equivalents of $374 million and short-term investments of $401 million at December 29, 2018.

We maintain a $700.0 million Credit Agreement, which expires in May 2024. The Credit Agreement provides an unsecured revolving line of credit, along with a letter of credit facility. We have the ability to increase the maximum capacity to $1 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. As of June 29, 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $70 million. Refer to Note (5) of the notes to condensed consolidated financial statements for additional information regarding our Credit Agreement.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first six months of 2019 and 2018:

	Six Months Ended
(In thousands)	2019	2018

Cash flows from operating activities	$524,076	$708,666
Cash flows from investing activities	(291,287)	(211,182)
Cash flows from financing activities	95,148	(350,280)
Effect of exchange rate changes on cash	861	(7,159)
Total change in cash and cash equivalents	328,798	140,045

Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$702,924	$510,968

Free cash flow (non-GAAP)	$101,300	$376,721

Cash from Operating Activities

	Six Months Ended
(In thousands)	2019	2018

Cash collections from clients	$2,738,223	$2,592,826
Cash paid to employees and suppliers and other	(2,157,363)	(1,962,652)
Cash paid for interest	(8,907)	(8,333)
Cash paid for taxes, net of refunds	(47,877)	86,825

Total cash from operations	$524,076	$708,666
Cash flows from operations decreased $185 million in the first six months of 2019 when compared to the same period of 2018, due primarily to net refunds of taxes in 2018 along with cash payments in 2019 associated with our operational improvement initiatives discussed above. Days sales outstanding was 78 days in the second quarter of 2019, compared to 76 days for the first quarter of 2019 and 77 days for the second quarter of 2018.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2019	2018

Capital purchases	$(277,874)	$(188,994)
Capitalized software development costs	(144,902)	(142,951)
Sales and maturities of investments, net of purchases	148,946	137,136
Purchases of other intangibles	(17,457)	(16,373)

Total cash flows from investing activities	$(291,287)	$(211,182)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first six months of 2019 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for 2019 is expected to exceed 2018 levels, primarily driven by spending to support our facilities requirements, including the continued construction of our Innovations Campus.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2019 and 2018 activity is impacted by excess cash being used to execute on our capital allocation strategy, including share repurchases discussed below. Additionally, our investment mix has changed whereas our funds are more heavily held in cash and cash equivalents versus short-term and long-term investments, primarily due to interest rates currently available on cash deposits.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2019	2018

Long-term debt issuance	$600,000	$—
Repayment of long-term debt	—	(75,000)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	120,140	14,035
Treasury stock purchases	(620,542)	(287,624)
Other	(4,450)	(1,691)

Total cash flows from financing activities	$95,148	$(350,280)
In May 2019, we borrowed $600 million of revolving credit loans. Refer to Note (5) of the notes to condensed consolidated financial statements for additional information regarding our Credit Agreement.

In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

We expect to incur additional indebtedness in 2019, for which the amount and timing is yet to be determined. The proceeds from such indebtedness are expected to be deployed in accordance with our current capital allocation strategy, which may include share repurchases and dividend payments (as discussed further below), as well as for general corporate purposes, including acquisitions. The terms and availability of such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we will be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2019 based on the number of exercisable options as of June 29, 2019 and our current stock price.

During the first six months of 2019 and 2018, we repurchased 8.7 million shares of our common stock for total consideration of $600 million and 4.8 million shares of our common stock for total consideration of $288 million, respectively. As of June 29,

2019, $883 million remains available for repurchase under our current repurchase program. We expect to continue to repurchase shares under this program in 2019, which will be dependent on a number of factors, including the price of our common stock. Although we expect to continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

On May 29, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, payable on July 26, 2019 to shareholders of record as of June 18, 2019. We expect to distribute $57 million of cash to our shareholders in the third quarter of 2019 in connection with such dividend. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings, and the incurrence of indebtedness. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Six Months Ended
(In thousands)	2019	2018	2019	2018

Cash flows from operating activities (GAAP)	$206,810	$299,701	$524,076	$708,666
Capital purchases	(158,613)	(109,283)	(277,874)	(188,994)
Capitalized software development costs	(70,351)	(69,349)	(144,902)	(142,951)

Free cash flow (non-GAAP)	$(22,154)	$121,069	$101,300	$376,721

Free cash flow decreased $275 million in the first six months of 2019 compared to the same period in 2018, primarily due to a decrease in cash from operations along with increased capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "should," "will," "believe," "plans," "may," "expect," "expected," "position," "anticipated," "strategy," "continue," "opportunities," "future" or "estimate" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software solutions or technology-enabled services; material adverse resolution of legal proceedings or other claims; risks associated with our international operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the United Kingdom's vote to leave the European Union (commonly referred to as Brexit) on our international business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks associated with failure to timely or effectively manage publicity related to harassment or discrimination claims and legal proceedings if such claims are raised against key personnel; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business or relating to disputes involving such acquisitions or combinations; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; impact of the phase-out of the London Interbank Offered Rate (LIBOR) on the interest rates under our Credit Agreement and related interest rate swap; changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; inability to manage organizational change and reduce expenses and costs to the extent currently anticipated; risks that Cerner’s revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; risks that our stock repurchase program or quarterly dividend program will not be fully implemented or enhance long-term shareholder value; risks that Cerner's business may be negatively affected as a result of future proxy fights or the actions of activist shareholders; and our directors' authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K and in this quarterly report on Form 10-Q, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk, primarily changes in LIBOR, related to outstanding revolving credit loans under our Credit Agreement. As of June 29, 2019, the interest rate on revolving credit loans outstanding was 3.21% based on LIBOR plus the applicable spread. In order to manage this exposure, we have entered into an interest rate swap agreement, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. Refer to Note (5) of the notes to condensed consolidated financial statements for further information regarding outstanding indebtedness and our interest rate swap agreement.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through June 29, 2019 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

Item 4. Controls and Procedures.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1A. Risk Factors.

Other than the risk factors below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A. Risk Factors in our latest annual report on Form 10-K.

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

The interest rates under our Credit Agreement and related interest rate swap may be impacted by the phase-out of the London Interbank Offered Rate ("LIBOR"). LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our Credit Agreement. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate ("SOFR"), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the banks under our Credit Agreement and related interest rate swap, and certain of the interest rates under our Credit Agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2019.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
March 31, 2019 - April 27, 2019	—	$—	—	$1,483,172,767
April 28, 2019 - May 25, 2019	6,271,513	68.42	6,271,097	1,054,084,597
May 26, 2019 - June 29, 2019	2,435,463	70.17	2,433,245	883,346,876

Total	8,706,976	$68.91	8,704,342

(a)
Of the 8,706,976 shares of common stock, par value $0.01 per share, presented in the table above, 2,634 were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 2,634 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
As announced on May 21, 2018, our Board of Directors approved an amendment to our repurchase program that allowed for the Company to repurchase up to an aggregate of $1.0 billion of shares of our common stock, excluding transaction costs. As announced on April 9, 2019, our Board of Directors approved a further amendment to this share repurchase program, authorizing the Company to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the six months ended June 29, 2019, we repurchased 8.7 million shares for total consideration of $600 million under the program pursuant to Rule 10b5-1 plans. As of June 29, 2019, $883 million remains available for repurchase under the amended program. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1
First Amendment to Third Amended and Restated Credit Agreement dated May 6, 2019 among Cerner Corporation, U.S. Bank National Association, Commerce Bank N.A., and Bank of America, N.A., is incorporated by reference from Exhibit 10.1 to Form 8-K filed May 7, 2019

10.2	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 30, 2019) is incorporated by reference from Exhibit 10.1 to Form 8-K filed June 3, 2019

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: July 25, 2019	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)