Form 10-Q
period 2019-09-28
CERNER Corp
filed 2019-10-25
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2019
Common Stock, $0.01 par value per share	314,097,410 shares

CERNER CORPORATION

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 28, 2019 (unaudited) and December 29, 2018	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and September 29, 2018 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	Other Information:

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 28, 2019 (unaudited) and December 29, 2018

(In thousands, except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$496,430	$374,126
Short-term investments	136,266	401,285
Receivables, net	1,154,980	1,183,494
Inventory	23,155	25,029
Prepaid expenses and other	402,247	334,870
Total current assets	2,213,078	2,318,804

Property and equipment, net	1,865,924	1,743,575
Right-of-use assets	121,746	—
Software development costs, net	935,170	894,512
Goodwill	844,926	847,544
Intangible assets, net	347,376	405,305
Long-term investments	403,435	300,046
Other assets	205,775	198,850

Total assets	$6,937,430	$6,708,636

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$275,916	$293,534
Current installments of long-term debt and capital lease obligations	—	4,914
Deferred revenue	308,444	399,189
Accrued payroll and tax withholdings	264,049	195,931
Other current liabilities	153,187	69,122
Total current liabilities	1,001,596	962,690

Long-term debt	1,038,567	438,802
Deferred income taxes	353,711	336,379
Other liabilities	132,289	42,376
Total liabilities	2,526,163	1,780,247

Shareholders' Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 366,201,300 shares issued at September 28, 2019 and 362,212,843 shares issued at December 29, 2018	3,662	3,622
Additional paid-in capital	1,806,939	1,559,562
Retained earnings	5,836,984	5,576,525
Treasury stock, 52,282,997 shares at September 28, 2019 and 37,905,013 shares at December 29, 2018	(3,107,768)	(2,107,768)
Accumulated other comprehensive loss, net	(128,550)	(103,552)
Total shareholders' equity	4,411,267	4,928,389

Total liabilities and shareholders' equity	$6,937,430	$6,708,636

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 28, 2019 and September 29, 2018
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2019	2018	2019	2018

Revenues	$1,429,428	$1,340,073	$4,250,366	$4,000,661
Costs and expenses:
Costs of revenue	271,778	230,332	793,655	700,393
Sales and client service	707,743	605,946	2,026,825	1,830,999
Software development (Includes amortization of $56,786 and $169,036 for the three and nine months ended September 28, 2019, respectively; and $53,429 and $155,571 for the three and nine months ended September 29, 2018, respectively)	187,526	172,297	548,934	502,192
General and administrative	152,321	102,789	398,305	290,547
Amortization of acquisition-related intangibles	21,283	21,553	64,809	65,872

Total costs and expenses	1,340,651	1,132,917	3,832,528	3,390,003

Operating earnings	88,777	207,156	417,838	610,658

Other income, net	13,535	6,943	44,973	18,404

Earnings before income taxes	102,312	214,099	462,811	629,062
Income taxes	(20,377)	(44,718)	(87,688)	(130,323)

Net earnings	$81,935	$169,381	$375,123	$498,739

Basic earnings per share	$0.26	$0.51	$1.17	$1.51
Diluted earnings per share	$0.26	$0.51	$1.16	$1.49
Basic weighted average shares outstanding	315,876	329,342	320,282	330,789
Diluted weighted average shares outstanding	319,113	332,937	323,361	334,493
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 28, 2019 and September 29, 2018
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2019	2018	2019	2018

Net earnings	$81,935	$169,381	$375,123	$498,739
Foreign currency translation adjustment and other (net of taxes (benefit) of $(409) and $(413) for the three and nine months ended September 28, 2019; and $(13) and $572 for the three and nine months ended September 29, 2018, respectively)	(11,679)	(8,907)	(9,458)	(27,924)
Unrealized loss on cash flow hedge (net of tax benefit of $1,327 and $5,396 for the three and nine months ended September 28, 2019, respectively)	(4,037)	—	(16,407)	—
Unrealized holding gain on available-for-sale investments (net of taxes of $5 and $286 for the three and nine months ended September 28, 2019; and $181 and $97 for the three and nine months ended September 29, 2018, respectively)	14	553	867	297

Comprehensive income	$66,233	$161,027	$350,125	$471,112

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 28, 2019 and September 29, 2018
(unaudited)

	Nine Months Ended
(In thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$375,123	$498,739
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	509,559	473,748
Share-based compensation expense	73,421	74,348
Provision for deferred income taxes	22,793	16,412
Investment gains	(24,231)	—
Changes in assets and liabilities:
Receivables, net	24,558	(250,042)
Inventory	1,877	(9,006)
Prepaid expenses and other	(75,191)	162,053
Accounts payable	(3,346)	21,762
Accrued income taxes	(795)	(9,150)
Deferred revenue	(89,400)	34,316
Other accrued liabilities	61,156	33,940

Net cash provided by operating activities	875,524	1,047,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(388,588)	(305,951)
Capitalized software development costs	(211,284)	(209,122)
Purchases of investments	(317,979)	(477,156)
Sales and maturities of investments	507,258	454,439
Purchase of other intangibles	(25,794)	(24,304)

Net cash used in investing activities	(436,387)	(562,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	600,000	—
Repayment of long-term debt	—	(75,000)
Proceeds from exercise of stock options	188,474	82,001
Payments to taxing authorities in connection with shares directly withheld from associates	(14,994)	(9,749)
Treasury stock purchases	(1,020,542)	(345,210)
Dividends paid	(57,293)	—
Other	(8,450)	2,254

Net cash used in financing activities	(312,805)	(345,704)

Effect of exchange rate changes on cash and cash equivalents	(4,028)	(11,631)

Net increase in cash and cash equivalents	122,304	127,691
Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$496,430	$498,614
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and nine months ended September 28, 2019 and September 29, 2018
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	3,629	1,591,138	5,742,744	(2,107,768)	(100,594)

Exercise of stock options and vests of restricted shares and share units	1,777	18	108,045	—	—	—

Employee share-based compensation expense	—	—	23,024	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(12,254)

Treasury stock purchases	—	—	—	—	(600,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(57,682)	—	—

Net earnings	—	—	—	126,969	—	—

Balance at June 29, 2019	364,696	$3,647	$1,722,207	$5,812,031	$(2,707,768)	$(112,848)

Exercise of stock options and vests of restricted shares and share units	1,505	15	54,195	—	—	—

Employee share-based compensation expense	—	—	30,537	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(15,702)

Treasury stock purchases	—	—	—	—	(400,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(56,982)	—	—

Net earnings	—	—	—	81,935	—	—

Balance at September 28, 2019	366,201	3,662	1,806,939	5,836,984	(3,107,768)	(128,550)
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
For the three and nine months ended September 28, 2019 and September 29, 2018
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 30, 2017	359,205	$3,592	$1,380,371	$4,938,866	$(1,464,099)	$(73,382)

Exercise of stock options and vests of restricted shares and share units	667	7	8,331	—	—	—

Employee share-based compensation expense	—	—	24,935	—	—	—

Cumulative effect of accounting change (ASU 2014-09)	—	—	—	7,600	—	—

Other comprehensive income (loss)	—	—	—	—	—	1,896

Treasury stock purchases	—	—	—	—	(87,624)	—

Net earnings	—	—	—	160,001	—	—

Balance at March 31, 2018	359,872	3,599	1,413,637	5,106,467	(1,551,723)	(71,486)

Exercise of stock options and vests of restricted shares and share units	629	6	5,962	—	—	—

Employee share-based compensation expense	—	—	24,204	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(21,169)

Treasury stock purchases	—	—	—	—	(200,000)	—

Net earnings	—	—	—	169,357	—	—

Balance at June 30, 2018	360,501	$3,605	$1,443,803	$5,275,824	$(1,751,723)	$(92,655)

Exercise of stock options and vests of restricted shares and share units	1,366	14	58,212	—	—	—

Employee share-based compensation expense	—	—	25,209	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(8,354)

Treasury stock purchases	—	—	—	—	(57,586)	—

Net earnings	—	—	—	169,381	—	—

Balance at September 29, 2018	361,867	$3,619	$1,527,224	$5,445,205	$(1,809,309)	$(101,009)
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

Fiscal Period End

Our third fiscal quarter ends on the Saturday closest to September 30. The 2019 and 2018 third quarters ended on September 28, 2019 and September 29, 2018, respectively. All references to years in these notes to condensed consolidated financial statements represent the respective three or nine months ended on such dates, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
(In thousands)	2019	2018
Cash paid during the period for:
Interest (including amounts capitalized of $12,575 and $9,318, respectively)	$20,756	$15,568
Income taxes, net of refunds	65,171	(47,462)

Voluntary Separation Benefits

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

In the third quarter of 2019, we offered voluntary separation benefits to certain associates primarily located outside the U.S. The irrevocable acceptance period for associates to accept such offers ended in September 2019. In the third quarter of 2019, we recorded corresponding pre-tax charges of $11 million. Such charges are included in general and administrative expense in our condensed consolidated statements of operations.

Involuntary Separation Benefits

In the third quarter of 2019, we recorded pre-tax charges of $21 million in connection with the involuntary termination of approximately 250 U.S. associates. Such charges are included in general and administrative expense in our condensed consolidated statements of operations. Separation benefits for these associates include cash severance, contribution to a health reimbursement account, career transition assistance, and accelerated vesting of certain share-based payment awards. At September 28, 2019, a liability of $18 million for such obligations is included in accrued payroll and tax withholdings in our condensed consolidated balance sheets, which we expect to settle/pay in the fourth quarter of 2019.

Contract Termination Costs

In the third quarter of 2019, we recorded pre-tax charges of $60 million in connection with the termination of certain client contracts prior to end of their stated terms, the majority of which was paid in cash. Such charges are included in our domestic operating segment, and presented in sales and client service expense in our condensed consolidated statements of operations. At September 28, 2019, our condensed consolidated balance sheets do not include a liability for any obligations related to such contract terminations.

Purchase Obligations

In July 2019, we entered into an agreement with a certain vendor to purchase $650 million of cloud computing services over an initial 10-year period ending in 2029.

Accounting Pronouncements Adopted in 2019

Leases. In the first quarter of 2019, we adopted new lease accounting guidance. Refer to Note (7) for further details.

Callable Debt Securities. In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance impacts how premiums are amortized on our available-for-sale investments. We adopted ASU 2017-08 in the first quarter of 2019. Such guidance did not have an impact on our condensed consolidated financial statements and related disclosures.

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

(2) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$144,599	$9,934	$154,533	$132,447	$7,441	$139,888
Technology resale	65,103	5,072	70,175	51,097	9,281	60,378
Subscriptions	85,230	6,674	91,904	73,792	5,323	79,115
Professional services	446,562	60,893	507,455	400,695	56,030	456,725
Managed services	272,933	29,502	302,435	278,019	23,981	302,000
Support and maintenance	227,131	50,163	277,294	229,202	48,578	277,780
Reimbursed travel	23,705	1,927	25,632	22,902	1,285	24,187

Total revenues	$1,265,263	$164,165	$1,429,428	$1,188,154	$151,919	$1,340,073

	Nine Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$466,105	$40,018	$506,123	$417,761	$29,334	$447,095
Technology resale	169,112	17,338	186,450	171,135	27,876	199,011
Subscriptions	246,505	19,460	265,965	220,063	18,639	238,702
Professional services	1,313,701	169,500	1,483,201	1,168,079	177,232	1,345,311
Managed services	818,818	85,661	904,479	785,951	69,906	855,857
Support and maintenance	679,214	151,454	830,668	693,217	148,083	841,300
Reimbursed travel	68,750	4,730	73,480	69,108	4,277	73,385

Total revenues	$3,762,205	$488,161	$4,250,366	$3,525,314	$475,347	$4,000,661

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,143,470	$155,017	$1,298,487	$1,078,029	$137,594	$1,215,623
Revenue recognized at a point in time	121,793	9,148	130,941	110,125	14,325	124,450

Total revenues	$1,265,263	$164,165	$1,429,428	$1,188,154	$151,919	$1,340,073

	Nine Months Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$3,403,965	$445,320	$3,849,285	$3,169,402	$425,991	$3,595,393
Revenue recognized at a point in time	358,240	42,841	401,081	355,912	49,356	405,268

Total revenues	$3,762,205	$488,161	$4,250,366	$3,525,314	$475,347	$4,000,661

Transaction Price Allocated to Remaining Performance Obligations

As of September 28, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.31 billion of which we expect to recognize 31% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as deferred revenue. During the nine months ended September 28, 2019, we recognized $342 million of revenues that were included in our contract liability balance at the beginning of such period.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	September 28, 2019	December 29, 2018

Client receivables	$1,259,584	$1,237,127
Less: Allowance for doubtful accounts	104,604	64,561

Client receivables, net of allowance	1,154,980	1,172,566

Current portion of lease receivables (under ASC Topic 840)	—	10,928

Total receivables, net	$1,154,980	$1,183,494

During the first nine months of 2019 and 2018, we received total client cash collections of $4.23 billion and $3.99 billion, respectively.

(4) Investments

Available-for-sale investments at September 28, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$140,504	$—	$—	$140,504
Time deposits	59,585	—	—	59,585
Commercial paper	27,400	—	—	27,400
Total cash equivalents	227,489	—	—	227,489

Short-term investments:
Time deposits	5,690	—	—	5,690
Commercial paper	17,750	13	(10)	17,753
Government and corporate bonds	104,077	53	(29)	104,101
Total short-term investments	127,517	66	(39)	127,544

Long-term investments:
Government and corporate bonds	81,431	78	(54)	81,455

Total available-for-sale investments	$436,437	$144	$(93)	$436,488

Available-for-sale investments at December 29, 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$76,471	$—	$—	$76,471
Time deposits	71,461	—	—	71,461
Commercial Paper	10,000	—	—	10,000
Total cash equivalents	157,932	—	—	157,932

Short-term investments:
Time deposits	31,947	—	—	31,947
Commercial paper	75,445	—	(91)	75,354
Government and corporate bonds	294,941	1	(958)	293,984
Total short-term investments	402,333	1	(1,049)	401,285

Long-term investments:
Government and corporate bonds	18,247	—	(55)	18,192

Total available-for-sale investments	$578,512	$1	$(1,104)	$577,409

We sold available-for-sale investments for proceeds of $181 million and $45 million during the nine months ended September 28, 2019 and September 29, 2018, respectively, resulting in insignificant gains/losses in each period.

Other Investments

At September 28, 2019 and December 29, 2018, we had equity investments that do not have readily determinable fair values of $314 million and $277 million, respectively, accounted for in accordance with Accounting Standards Codification ("ASC") Topic 321, Investments-Equity Securities. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments for the nine months ended September 28, 2019 and September 29, 2018, respectively.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	September 28, 2019	December 29, 2018

Credit agreement loans	$600,000	$—
Senior notes	425,000	425,000
Capital lease obligations (under ASC Topic 840)	—	4,914
Other	14,162	14,162

Debt and capital lease obligations	1,039,162	444,076
Less: debt issuance costs	(595)	(360)

Debt and capital lease obligations, net	1,038,567	443,716
Less: current portion	—	(4,914)

Long-term debt	$1,038,567	$438,802

Credit Agreement

In May 2019, we entered into a First Amendment to our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for an unsecured revolving credit facility expiring in May 2024, and includes: (a) a revolving credit loan facility of up to $700 million at any time outstanding, and (b) a letter of credit facility of up to $100 million at any time outstanding (which is a sub-facility of the $700 million revolving credit loan facility). The Credit Agreement also includes an accordion feature allowing an increase of the credit facility of up to an additional $300 million ($1 billion in the aggregate) at any time outstanding, subject to lender participation and the satisfaction of specified conditions. Borrowings outstanding under the Credit Agreement are due in May 2024, with prepayment permitted at any time. Proceeds may be used for working capital and general corporate purposes, including but not limited to certain business acquisitions and purchases under our share repurchase programs. The Credit Agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends, and contains certain leverage and interest coverage covenants.

Generally, interest on revolving credit loans is payable at a variable rate based on LIBOR, prime, or the U.S. federal funds rate, plus a spread that varies depending on leverage ratios maintained. Unused commitment, letter of credit, and other fees are also payable under the Credit Agreement. As of September 28, 2019, the interest rate on revolving credit loans outstanding was 2.84% based on LIBOR plus the applicable spread.

As of September 28, 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $70 million.

Interest Rate Swap

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement, with an initial notional amount of $600 million, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap has an effective start date of May 13, 2019, and is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. As of September 28, 2019, this swap was in a net liability position with an aggregate fair value of $22 million, which is presented in our condensed consolidated balance sheets in other current liabilities. We classify fair value measurements of our interest rate swap as Level 2, as further described in Note (6).

Our interest rate swap agreement is accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Such agreement is designated as a cash flow hedge and considered to be highly effective under hedge accounting principles. Therefore, the swap agreement is recognized in our condensed consolidated balance sheets as either an asset or liability, measured at fair value. Changes in the fair value of the swap agreement are initially recorded in accumulated other comprehensive loss, net and then subsequently recognized in our condensed consolidated statements of operations in the periods in which earnings are affected by the hedged item. All cash flows associated with the swap agreement are classified as operating activities in our condensed consolidated statements of cash flows.

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at September 28, 2019:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$140,504	$—	$—
Time deposits	Cash equivalents	—	59,585	—
Commercial paper	Cash equivalents	—	27,400	—
Time deposits	Short-term investments	—	5,690	—
Commercial paper	Short-term investments	—	17,753	—
Government and corporate bonds	Short-term investments	—	104,101	—
Government and corporate bonds	Long-term investments	—	81,455	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 29, 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$76,471	$—	$—
Time deposits	Cash equivalents	—	71,461	—
Commercial Paper	Cash equivalents	—	10,000	—
Time deposits	Short-term investments	—	31,947	—
Commercial paper	Short-term investments	—	75,354	—
Government and corporate bonds	Short-term investments	—	293,984	—
Government and corporate bonds	Long-term investments	—	18,192	—

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
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at September 28, 2019 and December 29, 2018 was approximately $1.07 billion and $431 million, respectively. The carrying amount of such debt at September 28, 2019 and December 29, 2018 was $1.03 billion and $425 million, respectively.

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

Amounts Included in the Condensed Consolidated Financial Statements

The following table presents a summary of lease liability and right-of-use asset amounts included in our condensed consolidated balance sheets as of September 28, 2019, under operating lease arrangements where we are the lessee:

(In thousands)
Description	Balance Sheet Classification	September 28, 2019

Right-of-use asset	Right-of-use assets	$121,746
Lease liability - current	Other current liabilities	30,080
Lease liability - non-current	Other liabilities	103,177

Lease liabilities recorded upon the commencement of operating leases during the nine months ended September 28, 2019 were $23 million.

For the three and nine months ended September 28, 2019, operating lease cost was $9 million and $28 million, respectively. Variable lease cost was less than $1 million for both the three and nine months ended September 28, 2019.

Maturity Analysis

Aggregate future payments under operating lease arrangements where we are the lessee (by fiscal year) are as follows:

(In thousands)	Operating Lease Obligations

Remainder of 2019	$10,164
2020	32,170
2021	27,677
2022	22,185
2023	15,511
2024 and thereafter	47,394

Aggregate future payments	155,101
Impact of discounting	(21,844)

Aggregate lease liability at September 28, 2019	$133,257

At September 28, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating lease arrangements where we are the lessee were 7.05 years and 3.7%, respectively.

Prior Periods

Prior to the adoption of Topic 842, we accounted for arrangements where we were the lessee under operating leases in accordance with ASC Topic 840, Leases. Rent expense for office and warehouse space for our regional and global offices for the three and nine months ended September 29, 2018 was $8 million and $25 million, respectively. Aggregate minimum future payments under these non-cancelable operating leases as of December 29, 2018, were as follows:

(In thousands)	Operating Lease Obligations

2019	$29,739
2020	27,669
2021	22,904
2022	17,240
2023	10,166
2024 and thereafter	17,743

$125,461

(8) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 18.9% and 20.7% for the first nine months of 2019 and 2018, respectively. The decrease in the effective tax rate in the first nine months of 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense due to elevated stock option exercise activity.

(9) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2019			2018
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$81,935	315,876	$0.26	$169,381	329,342	$0.51
Effect of dilutive securities:
Stock options and non-vested shares	—	3,237		—	3,595
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$81,935	319,113	$0.26	$169,381	332,937	$0.51

For the three months ended September 28, 2019 and September 29, 2018, options to purchase 7.7 million and 13.0 million shares of common stock at per share prices ranging from $54.87 to $75.83 and $50.04 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2019			2018
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$375,123	320,282	$1.17	$498,739	330,789	$1.51
Effect of dilutive securities:
Stock options and non-vested shares	—	3,079		—	3,704
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$375,123	323,361	$1.16	$498,739	334,493	$1.49

For the nine months ended September 28, 2019 and September 29, 2018, options to purchase 10.1 million and 12.7 million shares of common stock at per share prices ranging from $51.87 to $75.83 and $50.04 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(10) Share-Based Compensation and Equity

Stock Options

Stock option activity for the nine months ended September 28, 2019 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	21,792	$52.31
Granted	1,045	65.53
Exercised	(4,821)	40.91
Forfeited and expired	(946)	61.39
Outstanding as of September 28, 2019	17,070	55.83	$215,557	6.24

Exercisable as of September 28, 2019	9,181	$51.62	$154,997	4.76

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended September 28, 2019 were as follows:

Expected volatility (%)	25.1%
Expected dividend rate (%)	1%
Expected term (yrs)	7
Risk-free rate (%)	2.4%
Fair value per option	$17.58

As of September 28, 2019, there was $112 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.83 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the nine months ended September 28, 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	882	$62.82
Granted	2,262	66.47
Vested	(394)	67.01
Forfeited	(64)	63.01

Outstanding as of September 28, 2019	2,686	$65.27

As of September 28, 2019, there was $144 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.30 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2019	2018	2019	2018

Stock option and non-vested share and share unit compensation expense	$30,537	$25,209	$73,421	$74,348
Associate stock purchase plan expense	1,321	1,407	4,612	4,685
Amounts capitalized in software development costs, net of amortization	(76)	266	70	587

Amounts charged against earnings, before income tax benefit	$31,782	$26,882	$78,103	$79,620

Amount of related income tax benefit recognized in earnings	$6,330	$5,615	$14,888	$16,483

Treasury Stock

In May 2018, our Board of Directors approved an amendment to our share repurchase program that allowed for the Company to repurchase up to an aggregate $1.0 billion of shares of our common stock, excluding transaction costs. In April 2019, our Board of Directors approved a further amendment to this share repurchase program. Under this new amendment, the Company is authorized to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effected in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the nine months ended September 28, 2019, we repurchased 14.4 million shares for total consideration of $1.0 billion under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of September 28, 2019, $483 million remains available for repurchase under the amended program.

Dividends

On September 10, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on October 9, 2019 to shareholders of record as of September 25, 2019. On May 29, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 26, 2019 to shareholders of record as of June 18, 2019. In connection with the declaration of such dividends, our non-vested share and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents.

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	2,321	—	637	2,958
Amounts reclassified from AOCI	—	—	—	—

Balance at March 30, 2019	(100,618)	—	24	(100,594)

Other comprehensive income (loss) before reclassifications	(100)	(12,223)	216	(12,107)
Amounts reclassified from AOCI	—	(147)	—	(147)

Balance at June 29, 2019	(100,718)	(12,370)	240	(112,848)

Other comprehensive income (loss) before reclassifications	(11,679)	(4,135)	17	(15,797)
Amounts reclassified from AOCI	—	98	(3)	95

Balance at September 28, 2019	$(112,397)	$(16,407)	$254	$(128,550)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 30, 2017	$(72,365)	$—	$(1,017)	$(73,382)
Other comprehensive income (loss) before reclassifications	2,794	—	(898)	1,896
Amounts reclassified from AOCI	—	—	—	—

Balance at March 31, 2018	(69,571)	—	(1,915)	(71,486)

Other comprehensive income (loss) before reclassifications	(21,811)	—	639	(21,172)
Amounts reclassified from AOCI	—	—	3	3

Balance at June 30, 2018	(91,382)	—	(1,273)	(92,655)

Other comprehensive income (loss) before reclassifications	(8,907)	—	553	(8,354)
Amounts reclassified from AOCI	—	—	—	—

Balance at September 29, 2018	$(100,289)	$—	$(720)	$(101,009)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
AOCI Component	Location	2019	2018	2019	2018

Unrealized loss on cash flow hedge	Other income, net	$(122)	$—	$58	$—
	Income taxes	24	—	(9)	—

	Net of tax	(98)	—	49	—

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	4	—	4	(4)
	Income taxes	(1)	—	(1)	1

	Net of tax	3	—	3	(3)

Total amount reclassified, net of tax		$(95)	$—	$52	$(3)

(11) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC Topic 450, Contingencies.

The terms of our agreements with our clients generally provide for limited indemnification of such clients against losses, expenses and liabilities arising from third party or other claims based on, among other things, alleged infringement by our solutions of an intellectual property right of third parties or damages caused by data privacy breaches or system interruptions. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include, as applicable, a right to replace or modify an infringing solution. For several reasons, including the lack of a sufficient number of prior indemnification claims relating to IP infringement, data privacy breaches or system interruptions, the inherent uncertainty stemming from such claims, and the lack of a monetary liability limit for such claims under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

During the three months ended June 29, 2019, we incurred a $20 million pre-tax charge in connection with a client dispute that arose during the same period. The client is continuing to assess the potential for additional damages and claims, and our evaluation of the dispute continues. We have not accrued a reserve for any additional damages or claims at this time because we cannot reasonably determine the probability of a loss and we cannot reasonably estimate the amount of loss, if any. While we can provide no assurances as to the ultimate outcome of this dispute, we believe the amount, if any, we will be required to pay to fully settle this dispute will not have a material adverse impact on our business, results of operations, cash flows or financial condition.

No less than quarterly, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.

(12) Segment Reporting

We have two operating segments, Domestic and International (formerly referred to as Global). Revenues are derived primarily from the sale of clinical, financial and administrative information solutions and services. The cost of revenues includes the cost of third-party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, certain organizational restructuring and other expense, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 28, 2019 and September 29, 2018:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,265,263	$164,165	$—	$1,429,428

Costs of revenue	246,634	25,144	—	271,778
Operating expenses	639,590	68,153	361,130	1,068,873
Total costs and expenses	886,224	93,297	361,130	1,340,651

Operating earnings (loss)	$379,039	$70,868	$(361,130)	$88,777

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2018
Revenues	$1,188,154	$151,919	$—	$1,340,073

Costs of revenue	202,980	27,352	—	230,332
Operating expenses	532,958	67,220	302,407	902,585
Total costs and expenses	735,938	94,572	302,407	1,132,917

Operating earnings (loss)	$452,216	$57,347	$(302,407)	$207,156

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2019
Revenues	$3,762,205	$488,161	$—	$4,250,366

Costs of revenue	719,119	74,536	—	793,655
Operating expenses	1,817,244	209,580	1,012,049	3,038,873
Total costs and expenses	2,536,363	284,116	1,012,049	3,832,528

Operating earnings (loss)	$1,225,842	$204,045	$(1,012,049)	$417,838

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2018
Revenues	$3,525,314	$475,347	$—	$4,000,661

Costs of revenue	617,839	82,554	—	700,393
Operating expenses	1,604,297	209,771	875,542	2,689,610
Total costs and expenses	2,222,136	292,325	875,542	3,390,003

Operating earnings (loss)	$1,303,178	$183,022	$(875,542)	$610,658

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

Our third fiscal quarter ends on the Saturday closest to September 30. The 2019 and 2018 third quarters ended on September 28, 2019 and September 29, 2018, respectively. All references to years in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted.

Management Overview
Our revenues are primarily derived by selling, implementing and supporting software solutions, clinical content, hardware and devices and providing services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.

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

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.65 billion in the third quarter of 2019, which is an increase of 4% compared to $1.59 billion in the third quarter of 2018.

Revenues for the third quarter of 2019 increased 7% to $1.43 billion, compared to $1.34 billion in the third quarter of 2018. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and tech-enabled services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the third quarter of 2019 decreased 52% to $82 million, compared to $169 million in the third quarter of 2018. Diluted earnings per share decreased 49% to $0.26, compared to $0.51 in the third quarter of 2018. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, including expenses incurred in connection with our operational improvement initiatives discussed below, partially offset by increased revenues.

We had cash collections of receivables of $1.50 billion in the third quarter of 2019, compared to $1.40 billion in the third quarter of 2018. Days sales outstanding was 74 days for the 2019 third quarter, compared to 78 days for the 2019 second quarter and 82 days for the 2018 third quarter. Operating cash flows for the third quarter of 2019 were $351 million, compared to $338 million in the third quarter of 2018.

Operational Improvement Initiatives

We transitioned to a new operating structure in the first quarter of 2019. The Company has been focused on leveraging the impact of this reorganization and identifying additional efficiencies. Currently, we are focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are also considering exiting certain low-margin businesses and being more selective as we consider new business opportunities. To assist in these efforts, we have engaged an outside consulting firm to conduct a review of our operations and cost structure. We are focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. For the nine months ended September 28, 2019, we recognized $174 million of expenses related to these efforts, which are included in operating expenses in our condensed consolidated statements of operations, and discussed further below. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results of Operations

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018

The following table presents a summary of the operating information for the third quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$1,429,428	100%	$1,340,073	100%	7%
Costs of revenue	271,778	19%	230,332	17%	18%

Margin	1,157,650	81%	1,109,741	83%	4%

Operating expenses
Sales and client service	707,743	50%	605,946	45%	17%
Software development	187,526	13%	172,297	13%	9%
General and administrative	152,321	11%	102,789	8%	48%
Amortization of acquisition-related intangibles	21,283	1%	21,553	2%	(1)%

Total operating expenses	1,068,873	75%	902,585	67%	18%

Total costs and expenses	1,340,651	94%	1,132,917	85%	18%

Operating earnings	88,777	6%	207,156	15%	(57)%

Other income, net	13,535		6,943
Income taxes	(20,377)		(44,718)

Net earnings	$81,935		$169,381		(52)%

Revenues & Backlog

Revenues increased 7% to $1.43 billion in the third quarter of 2019, as compared to $1.34 billion in the same period of 2018. This increase was primarily driven by a $51 million increase in professional services revenue due to growth in implementation activity, and growth in licensed software revenue of $15 million as a result of continued demand for our solutions. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.31 billion in the third quarter of 2019, compared to $14.70 billion in the same period of 2018. This decrease was primarily driven by the termination of certain client contracts, discussed further below. We expect to recognize 31% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option, thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize $882 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 19% in the third quarter of 2019, compared to 17% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

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

Operating Expenses

Total operating expenses increased 18% to $1.07 billion in the third quarter of 2019, compared to $903 million in the same period of 2018.

•
Sales and client service expenses as a percent of revenues were 50% in the third quarter of 2019, compared to 45% in the same period of 2018. These expenses increased 17% to $708 million in the third quarter of 2019, from $606 million in the same period of 2018. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase in sales and client service expenses was primarily driven by a $15 million increase in personnel expenses, inclusive of higher associate benefits costs; and a $60 million charge recognized in the third quarter of 2019 in connection with the termination of certain client contracts prior to the end of their stated terms. We expect the termination of such client contracts to reduce future revenues by approximately $170 million on an annualized basis. We do not expect a significant impact to future operating earnings, as the terminated contacts related to lower margin business.

•
Software development expenses as a percent of revenues were 13% in the third quarter of both 2019 and 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the third quarters of 2019 and 2018 is as follows:

	Three Months Ended
(In thousands)	2019	2018

Software development costs	$197,122	$185,039
Capitalized software costs	(65,684)	(65,682)
Capitalized costs related to share-based payments	(698)	(489)
Amortization of capitalized software costs	56,786	53,429

Total software development expense	$187,526	$172,297

•
General and administrative expenses as a percent of revenues were 11% in the third quarter of 2019, compared to 8% in the same period of 2018. These expenses increased 48% to $152 million in the third quarter of 2019, from $103 million in the same period in 2018. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The increase in general and administrative expenses is primarily driven by expenses incurred in the third quarter of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $32 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to condensed consolidated financial statements. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•
Amortization of acquisition-related intangibles as a percent of revenues was 1% in the third quarter of 2019, compared to 2% in the same period of 2018. These expenses remained relatively flat at $21 million in the third quarter of 2019, and $22 million in the same period of 2018. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions.

Non-Operating Items

•
Other income, net was $14 million in the third quarter of 2019, compared to $7 million in the same period of 2018. The third quarter of 2019 includes a $9 million unrealized gain recognized on one of our equity investments.

•
Our effective tax rate was 19.9% for the third quarter of 2019, compared to 20.9% in the same period of 2018. The decrease in the effective tax rate in the third quarter of 2019 is primarily due to a reduction in unfavorable permanent book versus tax differences in 2019. Refer to Note (8) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the third quarters of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Domestic Segment
Revenues	$1,265,263	100%	$1,188,154	100%	6%

Costs of revenue	246,634	19%	202,980	17%	22%
Operating expenses	639,590	51%	532,958	45%	20%
Total costs and expenses	886,224	70%	735,938	62%	20%

Domestic operating earnings	379,039	30%	452,216	38%	(16)%

International Segment
Revenues	164,165	100%	151,919	100%	8%

Costs of revenue	25,144	15%	27,352	18%	(8)%
Operating expenses	68,153	42%	67,220	44%	1%
Total costs and expenses	93,297	57%	94,572	62%	(1)%

International operating earnings	70,868	43%	57,347	38%	24%

Other, net	(361,130)		(302,407)		19%

Consolidated operating earnings	$88,777		$207,156		(57)%

Domestic Segment

•
Revenues increased 6% to $1.27 billion in the third quarter of 2019, from $1.19 billion in the same period of 2018. This increase was primarily driven by a $46 million increase in professional services revenue due to growth in implementation activity. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in the third quarter of 2019, compared to 17% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

•
Operating expenses as a percent of revenues were 51% in the third quarter of 2019, compared to 45% in the same period of 2018. The higher operating expenses as a percent of revenues was primarily driven by the $60 million charge in connection with client contract terminations discussed above.

International Segment

•
Revenues increased 8% to $164 million in the third quarter of 2019, from $152 million in the same period of 2018. This increase was primarily driven by growth in managed services revenue. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 15% in the third quarter of 2019, compared to 18% in the same period of 2018. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale revenue, which carries a higher cost of revenue.

•	Operating expenses remained relatively flat at $68 million in the third quarter of 2019, and $67 million in the same period of 2018.

Other, net

Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 19% to $361 million in the third quarter of 2019, from $302 million in the same period of 2018. The increase is primarily due to expenses incurred in the third quarter of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $32 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018
The following table presents a summary of our operating information for the first nine months of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$4,250,366	100%	$4,000,661	100%	6%
Costs of revenue	793,655	19%	700,393	18%	13%

Margin	3,456,711	81%	3,300,268	82%	5%

Operating expenses
Sales and client service	2,026,825	48%	1,830,999	46%	11%
Software development	548,934	13%	502,192	13%	9%
General and administrative	398,305	9%	290,547	7%	37%
Amortization of acquisition-related intangibles	64,809	2%	65,872	2%	(2)%

Total operating expenses	3,038,873	71%	2,689,610	67%	13%

Total costs and expenses	3,832,528	90%	3,390,003	85%	13%

Operating earnings	417,838	10%	610,658	15%	(32)%

Other income, net	44,973		18,404
Income taxes	(87,688)		(130,323)

Net earnings	$375,123		$498,739		(25)%
Revenues
Revenues increased 6% to $4.25 billion in the first nine months of 2019, as compared to $4.00 billion in the same period of 2018. This increase was primarily driven by a $138 million increase in professional services revenue due to growth in implementation activity, and growth in licensed software revenue of $59 million as a result of continued demand for our solutions. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.
Costs of Revenue
Costs of revenue as a percent of revenues were 19% in the first nine months of 2019, compared to 18% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

Operating Expenses
Total operating expenses increased 13% to $3.04 billion in the first nine months of 2019, as compared to $2.69 billion in the same period of 2018.

•
Sales and client service expenses as a percent of revenues were 48% in the first nine months of 2019, compared to 46% in the same period of 2018. These expenses increased 11% to $2.03 billion in the first nine months of 2019, from $1.83 billion in the same period of 2018. The increase in sales and client service expenses was primarily driven by a $64 million increase in personnel expenses, inclusive of hiring of personnel to support growth in professional services revenue; a $21 million increase in bad debt expense related to client receivables; a $60 million charge recognized in the first nine months of 2019 in connection with the termination of certain client contracts prior to the end of their stated terms; and a $20 million charge in connection with a client dispute recognized in the first nine months of 2019. Refer to Note (11) of the notes to condensed consolidated financial statements for further information regarding such client dispute.

•
Software development expenses as a percent of revenues were 13% in the first nine months of both 2019 and 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle and population health solutions. A summary of our total software development expense in the first nine months of 2019 and 2018 is as follows:

	Nine Months Ended
(In thousands)	2019	2018

Software development costs	$591,182	$555,743
Capitalized software costs	(209,458)	(207,539)
Capitalized costs related to share-based payments	(1,826)	(1,583)
Amortization of capitalized software costs	169,036	155,571

Total software development expense	$548,934	$502,192

•
General and administrative expenses as a percent of revenues were 9% in the first nine months 2019, compared to 7% in the same period of 2018. These expenses increased 37% to $398 million in the first nine months of 2019, from $291 million in the same period of 2018. The increase in general and administrative expenses is primarily driven by expenses incurred in the first nine months of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $73 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to condensed consolidated financial statements. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in the first nine months of both 2019 and 2018. These expenses remained relatively flat at $65 million in the first nine months of 2019, and $66 million in the same period of 2018.

Non-Operating Items

•
Other income, net was $45 million in the first nine months of 2019, compared to $18 million in the same period of 2018. The first nine months of 2019 includes a $16 million gain recognized on the disposition of one of our equity investments and a $9 million unrealized gain recognized on another one of our equity investments.

•
Our effective tax rate was 18.9% for the first nine months of 2019, compared to 20.7% in the same period of 2018. The decrease in the effective tax rate in the first nine months of 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense due to elevated stock option exercise activity. Refer to Note (8) of the notes to condensed consolidated financial statements for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first nine months of 2019 and 2018:

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Domestic Segment
Revenues	$3,762,205	100%	$3,525,314	100%	7%

Costs of revenue	719,119	19%	617,839	18%	16%
Operating expenses	1,817,244	48%	1,604,297	46%	13%
Total costs and expenses	2,536,363	67%	2,222,136	63%	14%

Domestic operating earnings	1,225,842	33%	1,303,178	37%	(6)%

International Segment
Revenues	488,161	100%	475,347	100%	3%

Costs of revenue	74,536	15%	82,554	17%	(10)%
Operating expenses	209,580	43%	209,771	44%	—%
Total costs and expenses	284,116	58%	292,325	61%	(3)%

International operating earnings	204,045	42%	183,022	39%	11%

Other, net	(1,012,049)		(875,542)		16%

Consolidated operating earnings	$417,838		$610,658		(32)%
Domestic Segment

•
Revenues increased 7% to $3.76 billion in the first nine months of 2019, from $3.53 billion in the same period of 2018. This increase was primarily driven by a $146 million increase in professional services revenue due to growth in implementation activity, and growth in licensed software revenue of $48 million as a result of continued demand for our solutions. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in the first nine months of 2019, compared to 18% in the same period of 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

•
Operating expenses as a percent of revenues were 48% in the first nine months of 2019, compared to 46% in the same period of 2018. The higher operating expenses as a percent of revenues was primarily driven by the $60 million charge in connection with client contract terminations and the $20 million charge in connection with a client dispute, both recognized in the first nine months of 2019 and discussed above.

International Segment

•
Revenues increased 3% to $488 million in the first nine months of 2019, from $475 million in the same period of 2018. This increase was primarily driven by growth in managed services revenue. Refer to Note (2) of the notes to condensed consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 15% in the first nine months of 2019, compared to 17% in the same period of 2018. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale revenue, which carries a higher cost of revenue.

•	Operating expenses were flat at $210 million in the first nine months of both 2019 and 2018.

Other, net
These expenses increased 16% to $1.01 billion in the first nine months of 2019, from $876 million in the same period of 2018. The increase is primarily due to expenses incurred in the first nine months of 2019 in connection with our operational improvement initiatives discussed above; inclusive of $73 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to condensed consolidated financial statements.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds, commercial paper and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement. At September 28, 2019, we had cash and cash equivalents of $496 million and short-term investments of $136 million, as compared to cash and cash equivalents of $374 million and short-term investments of $401 million at December 29, 2018.

We maintain a $700 million Credit Agreement, which expires in May 2024. The Credit Agreement provides an unsecured revolving line of credit, along with a letter of credit facility. We have the ability to increase the maximum capacity to $1 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. As of September 28, 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $70 million. Refer to Note (5) of the notes to condensed consolidated financial statements for additional information regarding our Credit Agreement.

We believe that our present cash position, together with cash generated from operations, short-term investments and, if necessary, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first nine months of 2019 and 2018:

	Nine Months Ended
(In thousands)	2019	2018

Cash flows from operating activities	$875,524	$1,047,120
Cash flows from investing activities	(436,387)	(562,094)
Cash flows from financing activities	(312,805)	(345,704)
Effect of exchange rate changes on cash	(4,028)	(11,631)
Total change in cash and cash equivalents	122,304	127,691

Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$496,430	$498,614

Free cash flow (non-GAAP)	$275,652	$532,047

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2019	2018

Cash collections from clients	$4,233,269	$3,992,200
Cash paid to employees and suppliers and other	(3,271,818)	(2,976,974)
Cash paid for interest	(20,756)	(15,568)
Cash paid for taxes, net of refunds	(65,171)	47,462

Total cash from operations	$875,524	$1,047,120
Cash flows from operations decreased $172 million in the first nine months of 2019 when compared to the same period of 2018, due primarily to net refunds of taxes in 2018 along with cash payments in 2019 associated with our operational improvement initiatives discussed above. Days sales outstanding was 74 days in the third quarter of 2019, compared to 78 days for the second quarter of 2019 and 82 days for the third quarter of 2018.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2019	2018

Capital purchases	$(388,588)	$(305,951)
Capitalized software development costs	(211,284)	(209,122)
Sales and maturities of investments, net of purchases	189,279	(22,717)
Purchases of other intangibles	(25,794)	(24,304)

Total cash flows from investing activities	$(436,387)	$(562,094)
Cash flows from investing activities consist primarily of capital spending and short-term investment activities.

Our capital spending in the first nine months of 2019 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending for 2019 is expected to exceed 2018 levels, primarily driven by spending to support our facilities requirements, including the continued construction of our Innovations Campus.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2019 and 2018 activity is impacted by excess cash being used to execute on our capital allocation strategy, including share repurchases discussed below. Additionally, our investment mix has changed such that our funds are more heavily held in cash and cash equivalents versus short-term and long-term investments, primarily due to interest rates currently available on cash deposits.

On October 17, 2019, we entered into a Purchase Agreement to acquire all of the issued and outstanding membership interests of AbleVets, LLC, a Virginia limited liability company ("AbleVets"). AbleVets is a health IT engineering and consulting company specializing in cybersecurity, cloud and system development solutions for federal organizations. Consideration for this acquisition is expected to total $75 million in cash, subject to working capital and certain other adjustments. We expect our acquisition of AbleVets to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions.

We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2019	2018

Long-term debt issuance	$600,000	$—
Repayment of long-term debt	—	(75,000)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	173,480	72,252
Treasury stock purchases	(1,020,542)	(345,210)
Dividends paid	(57,293)	—
Other	(8,450)	2,254

Total cash flows from financing activities	$(312,805)	$(345,704)
In May 2019, we borrowed $600 million of revolving credit loans. Refer to Note (5) of the notes to condensed consolidated financial statements for additional information regarding our Credit Agreement.

In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

We expect to incur additional indebtedness in the next 12 months, for which the amount and timing is yet to be determined. The proceeds from such indebtedness are expected to be deployed in accordance with our current capital allocation strategy, which may include share repurchases and dividend payments (as discussed further below), as well as for general corporate purposes, including acquisitions and investments. The terms and availability of such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we will be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2019 based on the number of exercisable options as of September 28, 2019 and our current stock price.

During the first nine months of 2019 and 2018, we repurchased 14.4 million shares of our common stock for total consideration of $1.0 billion and 5.7 million shares of our common stock for total consideration of $345 million, respectively. As of September 28, 2019, $483 million remains available for repurchase under our current repurchase program. We expect to continue to repurchase shares under this program in the next 12 months, which will be dependent on a number of factors, including the price of our common stock. Although we expect to continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

On September 10, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on October 9, 2019 to shareholders of record as of September 25, 2019. On May 29, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid July 26, 2019 to shareholders of record as of June 18, 2019. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings, and the incurrence of indebtedness. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2019	2018	2019	2018

Cash flows from operating activities (GAAP)	$351,448	$338,454	$875,524	$1,047,120
Capital purchases	(110,714)	(116,957)	(388,588)	(305,951)
Capitalized software development costs	(66,382)	(66,171)	(211,284)	(209,122)

Free cash flow (non-GAAP)	$174,352	$155,326	$275,652	$532,047

Free cash flow decreased $256 million in the first nine months of 2019 compared to the same period in 2018, primarily due to a decrease in cash from operations along with increased capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

In July 2019 we entered into an agreement with a certain vendor to purchase $650 million of cloud computing services over an initial 10-year period ending in 2029.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "strategy," "continue," "opportunities," "future" or "estimate" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the possibility of significant costs and reputational harm related to product-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others; potential claims or other risks associated with relying on open source software in our proprietary software solutions or technology-enabled services; material adverse resolution of legal proceedings or other claims; risks associated with our international operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers; risks inherent with business acquisitions and combinations and the integration thereof into our business or relating to disputes involving such acquisitions or combinations; risks associated with volatility and disruption resulting from global economic or market conditions; significant competition and our ability to quickly respond to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; changes in accounting standards; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity; inability to manage organizational change and reduce expenses and costs to the extent currently anticipated; risks that Cerner’s revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; risks that our capital allocation programs will not be fully implemented or enhance long-term shareholder value; and risks that Cerner's business may be negatively affected as a result of future proxy fights or the actions of activist shareholders. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K and in this quarterly report on Form 10-Q, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk, primarily changes in LIBOR, related to outstanding revolving credit loans under our Credit Agreement. As of September 28, 2019, the interest rate on revolving credit loans outstanding was 2.84% based on LIBOR plus the applicable spread. In order to manage this exposure, we have entered into an interest rate swap agreement, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. Refer to Note (5) of the notes to condensed consolidated financial statements for further information regarding outstanding indebtedness and our interest rate swap agreement.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through September 28, 2019 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
June 30, 2019 - July 27, 2019	—	$—	—	$883,346,876
July 28, 2019 - August 24,2019	4,762,581	70.86	4,762,581	545,886,829
August 25, 2019 - September 28, 2019	911,061	68.52	911,061	483,460,421

Total	5,673,642	$70.48	5,673,642

(a)
As announced on May 21, 2018, our Board of Directors approved an amendment to our repurchase program that allowed for the Company to repurchase up to an aggregate of $1.0 billion of shares of our common stock, excluding transaction costs. As announced on April 9, 2019, our Board of Directors approved a further amendment to this share repurchase program, authorizing the Company to repurchase up to an additional $1.2 billion of shares of our common stock, for an aggregate of $2.2 billion, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the nine months ended September 28, 2019, we repurchased 14.4 million shares for total consideration of $1.0 billion under the program pursuant to Rule 10b5-1 plans. As of September 28, 2019, $483 million remains available for repurchase under the amended program. Refer to Note (10) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 25, 2019	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)