Form 10-K
period 2019-12-28
CERNER Corp
filed 2020-02-10
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2019

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
Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $20.8 billion based on the closing sale price as reported on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2020
Common Stock, $0.01 par value per share	311,937,692 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Portions of the registrant's Proxy Statement for the 2020 Annual Shareholders' Meeting	Part III

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

Cerner is a leading supplier of health care information technology ("HCIT") solutions and tech-enabled services. Our mission is to relentlessly seek breakthrough innovation that will shape health care of tomorrow. We offer a wide range of intelligent solutions and tech-enabled services that support the clinical, financial and operational needs of organizations of all sizes. Cerner® solutions and services help clinicians make care decisions and assist organizations in managing the health of their populations. The Company also offers integrated clinical and financial systems to help manage day-to-day revenue functions, as well as a wide range of services to support clinical, financial and operational needs.

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

The following table presents consolidated revenues by our business models and by segment, as a percentage of total revenues:

	For the Years Ended
	2019	2018	2017

Revenues by Business Models
Licensed software	12%	11%	12%
Technology resale	4%	5%	5%
Subscriptions	6%	6%	9%
Professional services	35%	34%	31%
Managed services	21%	21%	21%
Support and maintenance	20%	21%	20%
Reimbursed travel	2%	2%	2%
	100%	100%	100%

Revenues by Segment
Domestic	89%	88%	89%
International	11%	12%	11%
	100%	100%	100%

A description of our business models is as follows:

•
Licensed software - We develop and license intellectual property ("IP") (our architectures, application software, executable and referential knowledge, data and algorithms) to our clients. Our licensed software business model includes revenues from IP delivered via perpetual license and software as a service, where functionality is delivered via "the cloud".

•
Technology resale - We bundle licensed software with other companies' IP in the form of sublicenses to create complete technology solutions for our clients. We also resell bundled computer equipment (hardware) from technology companies to create a completely functional system. Additionally, we resell medical devices for a growing list of medical device companies.

•
Subscriptions - Another method by which we provide IP is on a time-based subscription model that has a periodic usage charge. This is the primary way we package and provide medical knowledge, which changes frequently based on research and can be updated independently from the software in which it is embedded. Also included in this category of revenue is our Electronic Data Interchange ("EDI") transaction revenue. EDI is the electronic transfer of data between health care providers and payers.

•
Professional services - We provide a wide range of professional services to assist our clients in the implementation of our information systems in their organizations. These services are in the form of project management, technical and application expertise, clinical process optimization, regulatory consulting and education and training of our clients' workforce to assist in the design and implementation of our systems. This business model also includes certain outsourcing services utilized by health care organizations.

•
Managed services - Our managed services business model includes revenues from remote hosting, application management services, operational management services, and disaster recovery. Remote hosting is the largest of these offerings, and it involves Cerner buying the necessary equipment, installing it in one of our data centers, and operating the entire system on the client's behalf.

•
Support and maintenance - This business model is comprised of the ongoing support and maintenance services we provide our clients. Almost all of our clients contract for these services. Clients with support contracts get 24x7 access to our immediate response center, which serves as our "emergency room," as well as access to our SolutionWorks organization for less urgent issues. In addition, our clients' support payments give them ongoing access to the latest releases of our IP. We also provide support for sublicensed software and maintenance for third party hardware.

•	Reimbursed travel - Includes reimbursable out-of-pocket expenses (primarily travel) incurred in connection with our client service activities.

Health Care and Health Care IT Industry
There are several major forces shaping health care worldwide.

•
Rising Health Care Costs - Health care costs continue to rise above the rate of inflation, with total health care expenditures increasing 4.6% to $3.6 trillion in 2018, representing 18% of the U.S. Gross Domestic Product ("GDP"). Health expenditures are expected to grow at approximately 5% over the next decade, which would bring them to nearly 20% of GDP. Similar growth trends exist in most major non-U.S. markets as well. We believe this trajectory is unsustainable and that health care IT can play an important role in facilitating a shift from a high-cost health care system that incents volume to a proactive system that incents health, quality and efficiency.

•
Industry Consolidation - The number of health care providers turning to mergers, acquisitions and partnerships has surged. On a 15-year basis the percentage of hospitals functioning under a health system rather than operating independently increased from approximately 50% to approximately 65%. Today, over 70% of hospitals are operating as part of a health system rather than independently. This consolidation trend has also included the outpatient setting as health systems are seeking to build out health networks within defined Metropolitan Statistical Areas ("MSAs").

•
Evolving Reimbursement - With the full enactment of The Patient Protection and Affordable Care Act ("ACA"), Medicaid expansion in more than three-quarters of all states, and the aging population driving Medicare growth, the government is playing an increasingly material role in U.S. health care economics. The implications for providers include increased regulatory requirements for payment at less favorable terms than commercial payers. This reality has exacerbated an already tough margin profile and is expected to be the new normal for the years to come. Provider organizations are also dealing with an ongoing shift to value-based reimbursement models through programs like the Medicare Access and CHIP Reauthorization Act ("MACRA") and Bundled Payment Care Initiative, which change the way that Medicare rewards clinicians for value over volume. These reforms, over time, could materially change provider economics.

•
Consumer Expectations - Increased out-of-pocket expense and technology utilization outside health care have contributed to rising consumer expectations on cost, convenience and service. This growing consumerism has increased the political focus on rising drug prices, surprise medical bills, and escalating premiums, highlighting the importance of having comprehensive strategies for engaging consumers.

•
Cognitive Computing - Today, health care is principally digitized across the core clinical, operational and financial settings. However, while workflows have been digitized, business processes remain largely unautomated and the industry has yet to realize the benefits of digitization achieved in other industries. Cognitive computing represents a meaningful opportunity to leverage the digitization that now exists in health care to improve efficiency and quality, and we believe Cerner is well positioned to play a key role in helping the health care industry achieve this potential.

For the core provider market, many of these forces are contributing to an overall challenging macro environment. Providers are simultaneously seeking to grow key service lines, drive operational efficiencies to make money at Medicare rates, and build out the competencies required to take and effectively manage risk and participate in value-based reimbursement models. Information technology is seen as an enabler of these efforts, which represents an opportunity for Cerner. At the same time, the low-margin nature of provider businesses can make it difficult to fund required investment, making it important for solutions and services to have a clear return on investment.

Cerner Vision and Growth Strategy
Throughout our history, Cerner has focused on creating innovation at the intersection of health care and information technology. Our vision has long been to create a Health Network Architecture ("HNA") for providers of care in every community. HNA has four core pillars: automate the care process; connect the person; structure, store and study the data; and then 'close the loop' by pushing analytic insights back into the care process. The base digitization that now exists in health care is foundational to achieving this vision, and we believe it can be achieved in the decade to come.

Our framework for growth as we work towards achieving our long-term vision includes three core areas.

First, we are focused on delivering in our core market, including executing effectively on our large U.S. federal contracts, continuing to enhance key solution areas, such as revenue cycle, that are important to existing clients and represent revenue growth opportunities, and aligning with our provider clients to help them increase revenue in key service lines, tackle margin compression and optimize their reimbursement dollars. In addition, we are investing in platform modernization, with a focus on delivering a software as a service platform that we expect to lower total cost of ownership, improve clinician experience and patient outcomes, enable clients to accelerate adoption of new functionality, and better leverage third-party innovations. These efforts, in collaboration with Amazon Web Services, can differentiate Cerner and position our installed client base to better manage the forces of change playing out in health care.

Second, we are continuing work towards advancing the HNA vision that has driven Cerner almost since its inception. We believe that through the creation of a cohesive architecture for health care, the walls between care centers will become transparent as information travels seamlessly between care settings. Data collected at one setting will be available to others across the country, ensuring every individual in every part of the care process is connected to the right knowledge, resources and persons at the appropriate time and place. We believe the coming decade is the window when the confluence of technology, data liquidity and business model shifts can make this vision a reality. Health systems are increasingly building network strategies within specific MSAs to enhance contracting power, increase patient stickiness and move closer to the premium dollar. Cerner has an opportunity to become a strategic partner and assist with network design, provide services in areas such as cybersecurity and operational reporting, and improve performance under value-based contracting. Cerner's HealtheIntent platform was purpose-built as a cloud-based, EHR-agnostic platform that enables these efforts. HealtheIntent is also foundational to our offerings in other areas that represent growth opportunities for Cerner. These include provider market offerings, such long-term care, home care and hospice, rehabilitation, behavioral health, community care, care team communications, and health systems operations, as well as consumer and employer offerings.

Third, Cerner has an opportunity to grow by becoming a trusted source of curated health data. This opportunity is also supported by our HealtheIntent platform. While this opportunity is nascent, Cerner has natural points of differentiation, including our proximity to the data given that our technology assets are in place in more than a quarter of U.S. health care facilities, and our proven ability to aggregate and normalize multiple sources of data through our HealtheIntent platform, which contains data from more than 249 million longitudinal records.

The early returns have been positive. We have made progress in the pharma and life sciences space with our HealtheDataLabsSM offering and our collaboration with the Duke Clinical Research Institute, which is focused on creating opportunities for clinical trial participation within Cerner's client base. There also is good traction in our HealtheHistorySM business, which provides record retrieval for life insurance, legal and other administrative use cases.

Cerner expects to build on this early success and continue creating information-based solutions that reinvent traditional health care businesses, allow our customers to better serve their markets and ultimately change lives. We believe the data space not only represents a material addressable market beyond Cerner's traditional provider base, but that it is also consistent with, and a compelling advancement of, the vision of personalized medicine that animated the original thinking around HNA.

Importantly, Cerner's health data strategy is based on curating data from a willing and engaged network of providers with an emphasis on clear boundaries around the usage of patient data and based on clearly defined use cases with clarity and transparency around data rights.

In summary, we believe Cerner's core value proposition remains strong and there is ample opportunity to grow through the areas discussed above. As Cerner drives these areas of growth, we expect a strong and dynamic competitive landscape, ranging from startups to mega-cap companies that are attracted to the substantial addressable markets across health care. Success will require entrepreneurial scale. We will have to move faster and be nimbler than the mega-caps, while also leveraging our advantages of size and experience that venture-backed startups lack.

Contracting with the Government
As we grow our federal business, revenue attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government is becoming a bigger contributor to our overall revenue. Within the U.S. government, our revenues are diversified across various agencies, including the Department of Defense and the U.S. Department of Veterans Affairs. During 2019, more than 10% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies. Contracting with the U.S. government subjects us to substantial regulation and unique risks, including the U.S. government's ability to cancel any contract at any time through a termination for the convenience of the U.S. government. Government cancellation terms typically permit the recovery of all or a portion of our incurred costs and fees for work performed prior to termination when the U.S. government issues a termination for convenience. These regulations and risks are described in more detail below under "Risk Factors" in this annual report on Form 10-K.

Software Development
We commit significant resources to developing new health information system solutions and services. As of the end of 2019, approximately 7,300 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were $784 million, $747 million and $706 million during the 2019, 2018 and 2017 fiscal years, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in R&D remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Intellectual Property
We have a broad portfolio of intellectual property rights to protect the proprietary interests in our solutions, services, devices and brands. Our solutions constitute works of authorship protected by copyrights in the U.S. and globally. We own valuable trade secrets embodied in, or related to, our solutions, services and devices and protect these rights through a number of technical and legal measures. We have registered or applied to register certain trademarks and service marks in a number of countries with particular emphasis on the Cerner branding elements. We continue to develop our patent portfolio and own more than 500 issued patents with hundreds of patent applications pending. We do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same.

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

Backlog
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.71 billion as of December 28, 2019, of which we expect to recognize approximately 30% as revenue over the next 12 months.
We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize $760 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Competition
The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. We offer a suite of intelligent solutions and services that support the clinical, financial and operational needs of organizations of all sizes. The principle markets in which we compete include, without limitation, health care software solutions, HCIT services, ambulatory, health care device and technology resale, health care revenue cycle and transaction services, value-based care technologies, analytics systems, care management solutions, population health management, and post-acute care. Our principal existing competitors, including their affiliates, in these markets include, but are not limited to:

• Allscripts Healthcare Solutions, Inc.	• Evolent Health, LLC
• athenahealth, Inc.	• Health Catalyst, Inc.
• Capsule Technologies, Inc.	• InterSystems Corporation
• Computer Programs and Systems, Inc.	• MEDHOST, Inc.
• eClinicalWorks, LLC	• Medical Information Technology, Inc. (MEDITECH)
• Epic Systems Corporation	• Optum, Inc.

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

Number of Employees (Associates)
At the end of 2019, we employed approximately 27,400 associates worldwide.

Information about our Executive Officers
The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of January 28, 2020. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions
Brent Shafer	62	Chairman of the Board of Directors and Chief Executive Officer

Marc G. Naughton	64	Executive Vice President and Chief Financial Officer

John Peterzalek	59	Executive Vice President and Chief Client Officer

Tracy L. Platt	46	Executive Vice President and Chief Human Resources Officer

Randy D. Sims	59	Executive Vice President, Chief Legal Officer and Secretary

Donald Trigg	48	Executive Vice President, Strategic Growth

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

Tracy L. Platt joined the Company in July 2019 as Executive Vice President and Chief Human Resources Officer. Prior to joining the Company, Ms. Platt spent nearly 10 years in executive HR roles at Medtronic Plc, a global health care company that develops and distributes medical devices. More specifically, Ms. Platt was Vice President, Human Resources, Medtronic from September 2009 to July 2019. Ms. Platt brings health care experience from Medtronic and other key organizations, including Cardinal Health and GE Healthcare. Her most recent role at Medtronic included HR leadership for its global operations organization and driving an operating model transformation throughout the enterprise.

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

Item 1A. Risk Factors.

Risks Related to our Business

We may incur substantial costs related to product and service-related liabilities. Many of our software, health care devices, technology-enabled services or other services (collectively referred to as "Solutions and Services") are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability; however, the limitations of liability set forth in the contracts may not be enforceable or otherwise protect us from liability, and we may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any claim, prove to be adequate or continue to remain available on acceptable terms, if at all. A successful material claim or series of claims against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition. Product and service-related claims, even if not successful, could damage our reputation, result in the loss of existing or potential clients, divert management's attention, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operational costs.

We may be subject to claims for system errors and warranties. Our Solutions and Services are very complex and may contain design, coding or other errors, especially when first introduced. Similarly, errors in the implementation and configuration of our Solutions and Services can occur and have occurred in the past. Errors in our Solutions and Services could affect their ability to properly function, integrate or operate with other offerings, create vulnerabilities and adversely affect market acceptance of our Solutions and Services. This includes third-party software products or services incorporated into our own solutions and services. Our client agreements typically provide warranties concerning material errors and other matters. If Solutions and Services provided to a client fail to meet these warranties, it could allow the client to terminate the agreement and possibly obtain a refund or damages or both, require us to incur additional expense to correct such failure, subject us to claims or litigation or damage our reputation and negatively affect future sales. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any claim, prove to be adequate or continue to remain available on acceptable terms, if at all. A successful material claim or series of claims against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

We may experience interruptions at our data centers or client support facilities, which could interrupt clients' access to their data, exposing us to significant costs and reputational harm. We perform data center and hosting services for certain clients, including the collection and storage of critical patient and administrative data and the provision of support services. Our business relies on the secure electronic transmission, data center storage and hosting of sensitive information, including protected health information; personally identifiable information; financial information; and other sensitive information relating to our clients and their patients, providers and certain billing information, our company, our workforce and our third party suppliers. We also use public cloud providers and other third parties in connection with hosting our own data. A power failure; an impairment of telecommunications lines; a successful concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment (environmental, accidental or malicious) to the buildings, the equipment inside the buildings housing data centers, the personnel operating such facilities or the client data contained therein; or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data hosting and system support services. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient for all eventualities. If any of our systems or those of third parties on which we rely are interrupted, damaged or breached, it could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us, increase insurance and other operating costs and have a material adverse impact on our results of operations.

If our IT security is breached, or if the IT security of third parties on which we rely is breached, we could be subject to increased expenses, exposure to legal claims and regulatory actions, and clients and prospective clients could be deterred from using our Solutions and Services. Our Solutions and Services require us to store, retrieve, process and manage our clients' information and data (and that of their patients), as well as our own data. Third parties may attempt to identify and exploit Solution and Service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our clients' and suppliers' software, hardware and cloud offerings, networks and systems, any of which could lead to disruptions in mission-critical systems or the unauthorized release or corruption of protected health information, personally identifiable information, financial information or other sensitive information, or the confidential information or data of Cerner, our clients or their patients, or our suppliers. We may be targeted by computer hackers because we are a prominent health care IT company and have high profile clients, including government clients. These risks may increase as we continue to grow our cloud offerings, collect, store and process increasingly large amounts of our clients' confidential data, including protected health information, and host or manage parts of our clients' businesses in cloud-based/multi-tenant IT environments. We also use third party public cloud providers in connection with certain client facing cloud-based offerings and to host our own data. We believe we have a reputation for secure and reliable Solution and Service offerings, and we have invested significant time and resources in protecting the security, confidentiality, integrity and availability of our Solutions and Services and the internal and external data that we manage. However, there can be no assurance that our policies, procedures and controls or those of third parties on which we rely will detect or prevent all of these threats and we cannot predict the full impact of any such past or future incident.

The costs we would incur to address and remediate these security incidents would increase our expenses. Our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services or other critical functions. If a cyber-attack or other security incident were to allow unauthorized access to or modification of our clients' or suppliers' data, our own data or our IT systems, or if our Solutions or Services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our Solutions and Services and result in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including regulatory actions by state and federal government authorities and non-US authorities and, in some cases, contractual costs related to notification and fraud monitoring of impacted persons. Although we maintain cyber risk insurance, there can be no assurance that such coverage will cover all of our losses from any future breaches of our IT systems or those of third parties on which we rely, prove to be adequate or continue to remain available on acceptable terms, if at all.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or our intellectual property rights may be infringed or misappropriated by others or our software may be subject to claims related to open source software licenses. We rely upon a combination of confidentiality practices and policies, license agreements, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark, copyright and patent laws to protect our intellectual property rights in the U.S. and abroad. Despite these efforts, we may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position. In addition, we are occasionally involved in intellectual property infringement or misappropriation claims. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we become liable to third parties for infringing or misappropriating their intellectual property rights, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, implementing or supporting the applicable Solutions and Services. We rely upon open source software in our Solutions and Services. We may encounter claims from third parties alleging unauthorized use of the software purported to be licensed under open source terms, demanding release of derivative works of open source software that could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source licenses. These claims could result in litigation and, even if unmeritorious, could be expensive to defend and incapable of prompt resolution. We could also be required to make our software source code available under the applicable open source license, utilize or develop alternative technology, or cease using, selling or supporting the applicable Solutions and Services if we are unsuccessful in defending such claims.

We may be subject to claims or become involved in legal proceedings that could have a material adverse impact on our business, results of operations and financial condition, and our inability or failure to effectively manage publicity related to such claims or legal proceedings could adversely impact our business. From time to time and in the ordinary course of our business, we may become involved in various legal proceedings and claims, including for example, employment disputes such as harassment or discrimination claims, and litigation; disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law and breaches of contract and warranties; and other disputes and litigation. All such disputes and legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may lead to negative publicity, and may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive judgments, injunctive relief or other equitable relief that may affect how we operate our business. Any settlements of such proceedings may also affect how we operate our business. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any judgment or settlement, prove to be adequate or continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition. Additionally, with the increased use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience, there has been an increase in the speed and accessibility of information dissemination. The dissemination of information via social media, including information about alleged harassment, discrimination or other claims, could harm our business, brand, reputation, financial condition, and results of operations, regardless of the information's accuracy.

We are subject to risks associated with our global operations. We market, sell and support our Solutions and Services globally. We have established offices around the world, including in the Americas, Europe, the Middle East and the Asia Pacific region. As part of our ongoing portfolio management, we periodically evaluate entering into new markets and adjusting our focus in certain existing markets. Significant management attention and financial resources could be required to address the risks noted below associated with new market entry into non-U.S. markets and potential disruptions if we chose to adjust our focus in a given market. In some countries, our success will depend in part on our ability to form relationships with local partners. There is a risk that we may sometimes choose the wrong partner. For these and other reasons, we may not be able to maintain or increase non-U.S. market demand for our Solutions and Services.

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

•	Certification (e.g. CE marking for medical device software), licensing or regulatory requirements and unexpected changes to those requirements;

•	Changes to or reduced protection of intellectual property rights in some countries;

•	Potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	Different or additional functionality requirements or preferences;

•	Trade protection measures;

•	Export control regulations;

•	Health service provider or government spending patterns or government-imposed austerity measures;

•	Natural disasters, war or terrorist acts;

•	Labor disruptions that may occur in a country;

•	Political unrest which may impact sales or threaten the safety of associates or our continued presence in these countries and the related potential impact on global stability; and

•	Our reliance on certain partners, which help us to offer our Solutions and Services at scale, whose reputation may not be regarded as highly outside the U.S.

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

We are subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence in more than 35 countries. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and comparable taxing authorities in other country jurisdictions. Changes in tax laws could cause us to experience fluctuations in our tax obligations and effective tax rates in future periods and otherwise adversely affect our tax positions and our tax liabilities. Our effective tax rates, tax payments, tax credits or incentives could be adversely affected by changes in tax laws.

In addition, U.S. federal, state and local, as well as other countries' tax laws and regulations, are extremely complex and subject to varying interpretations and require significant judgment in determining our worldwide provision for income taxes and other tax liabilities. Longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements ("BEPS") recommended by the G-20 and Organization for Economic Cooperation and Development ("OECD"). During 2018, the European Commission issued proposals and the OECD issued an interim report related to the taxation of the digital economy. During 2019, the OECD released a public consultation paper and a Programme of Work to achieve a consensus-based solution to address tax challenges of the digital economy. The Programme of Work was endorsed by the G-20. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes, but such changes could adversely impact our financial results.

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

The departure of the United Kingdom (UK) from the European Union (EU) could adversely affect our financial results. Negotiations surrounding the UK's withdrawal of its membership from the EU, which is commonly referred to as "Brexit," are continuing, and the specifics of any such departure remain uncertain. We have operations in the UK and the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our clients to closely monitor their costs and reduce their spending budget on our Solutions and Services. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

Our success depends upon the recruitment and retention of key personnel. Members of our senior management team have departed the Company during the past few years for a variety of reasons, and we cannot guarantee that there will not be additional departures. To remain competitive, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in the industries and technical environments in which our Solutions and Services are offered. As we modernize our core platforms to the cloud, it is important that we retain and attract experienced technical talent with cloud expertise to lead this transformation. Competition for such personnel in our industries is intense in both the U.S. and abroad. As other technology companies aggressively recruit for the same talent, and offer more alternative work arrangements, it is increasingly difficult to retain and attract this specialized talent. Our failure to attract additional qualified personnel and to retain and motivate existing personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. The unexpected loss of key personnel, or the failure to successfully develop and execute effective succession planning to assure smooth transitions of those key associates and their knowledge, relationships and expertise, could disrupt our business and have a material adverse impact on our results of operations and financial condition, and could potentially inhibit development and delivery of our Solutions and Services and market share advances.

We depend on strategic relationships and third party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly. To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships as necessary with leaders in the markets in which we operate. As we decide to partner rather than directly provide certain Solutions and Services, we will become more dependent on these strategic relationships to meet our clients' needs. We believe that these relationships contribute to our ability to further build our brand, extend the reach of our Solutions and Services, develop and deploy new products and services, and generate additional revenues and cash flows. The loss of a critical strategic relationship or failure to establish additional relationships, or the failure to realize anticipated synergies and benefits of these strategic relationships, could have a material adverse impact on our business, results of operations and financial condition.

We license or purchase certain intellectual property and technology (such as software, services, hardware and content) from third parties, including some competitors, and depend on such intellectual property and technology in the operation and delivery of our Solutions and Services. Additionally, we sell or license third party intellectual property and technology in conjunction with our Solutions and Services. For instance, we currently depend on Amazon Web Services, Microsoft, Cloudera, Oracle, VMWare and IBM technologies for portions of the operational capabilities of, among others, our Millennium and HealtheIntent solutions. Our remote hosting and cloud services businesses also rely on a limited number of software and services suppliers for certain functions of these businesses, such as Oracle, NetApp, Microsoft, Veritas, CITRIX, GTT and Equinix. Additionally, we rely on Dell/EMC, Hewlett-Packard Enterprise, Cisco, NetApp, IBM and others for our hardware technology platforms.

Most of our third party software license support contracts expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Most of these third party software licenses are non-exclusive; therefore, our competitors may obtain the right to use the technology covered by these licenses to compete directly with us. If our third party suppliers were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, change delivery models, terminate our licenses or supply contracts, suffer significant capacity or supply chain constraints or suffer significant disruptions, we may need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our Solutions and Services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. In addition, interruption in functionality of our Solutions and Services as a result of changes in third party suppliers could adversely affect our commitments to clients, future sales of Solutions and Services, and negatively affect our revenue and operating earnings.

We intend to continue strategic business acquisitions and to make strategic investments, which are subject to inherent risks. In order to expand our Solutions and Services offerings and grow our market and client base, we may continue to seek and complete strategic business acquisitions and investments that we believe are complementary to our business. Acquisitions and strategic investments have inherent risks which may have a material adverse effect on our business, results of operations, financial condition or prospects, including, but not limited to: 1) diversion of our management's attention from other business concerns; 2) investment in or entry into markets in which we have little or no direct prior experience; 3) failure to achieve projected synergies; and 4) failure to commercialize "go forward" Solutions and Services; all of which could require us to incur significant expenses and cause management distraction. In addition to the above, the following additional risks are inherent in acquisitions and could have a material adverse effect on our business, results of operations, financial condition or prospects: 1) failure to successfully integrate the business; 2) loss of clients, key personnel, suppliers and other important relationships; 3) incurrence of debt or assumption of known and unknown liabilities; 4) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 5) dilutive issuances of equity securities; 6) accounting deficiencies relating to the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies; and 7) litigation related to acquisition activity, such as claims from former employees, former stockholders, clients or other third parties, all of which could require us to incur significant expenses and cause management distraction. Further, when we make a strategic investment, we have to rely on third party management teams to drive the portfolio company's success. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to our acquisitions or investments, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or invested into a portfolio company.

Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition. Our business, results of operations, financial condition and outlook may be impacted by the health of the global economy. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a disruption or reduction in the availability of capital or credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new Solutions and Services and features to market in a timely fashion. The market for our Solutions and Services is intensely competitive, dynamically evolving and subject to rapid technological advances and innovative enhancements, changing delivery and pricing models, evolving standards in computer hardware and software development and communications infrastructure, and changing and increasingly sophisticated client needs. Development of new proprietary Solutions or Services is complex, entails significant time and expense, may not be successful and often involves a long return on investment cycle. We cannot guarantee that the market for our Solutions and Services will continue to grow or that we will be able to successfully introduce new Solutions or Services. We provide solutions to clients via various deployment models, including client-server-based solutions and cloud-based offerings. As we move more of our offerings to the cloud, we may incur disruption as we transition existing clients and be less competitive during the transition, which could impact revenue and profitability. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position; and oftentimes, successful investments require several years before generating significant revenue.

In addition, we expect that major software information systems companies, highly capitalized consumer technology companies, large information technology consulting service providers and system integrators, start-up companies and others operating in the health care industry may offer competitive Solutions and Services. As we continue to develop new Solutions and Services to address areas such as analytics, machine learning ("ML"), artificial intelligence ("AI"), value-based care, consumer solutions, population health management and other health network solutions, we expect to face new competitors, and these competitors may have more experience in these markets, better brand recognition or more established relationships with prospective clients. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. For example, some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy, commit to large deployments at prices that are unprofitable, or provide guarantees of prices and product implementations. If we do not adapt our pricing models to reflect changes in use of our Solutions and Services or changes in client demand, our revenues could decrease.

Our success also depends on our ability to maintain and expand our business with our existing clients and effectively transition existing clients to current Solutions and Services, as well as attracting additional clients. Certain clients originally purchased one or a limited number of our Solutions and Services. These clients may choose not to expand their use of or purchase new Solutions and Services. Failure to retain and generate additional business from our current clients could materially and adversely impact our business, financial condition and operating results. In addition, there are a limited number of hospitals and other health care providers in the U.S. market, and the health care industry has been subject to increasing consolidation, which can cause fewer new footprint opportunities or lead to the replacement of our Solutions and Services in existing clients if the acquiror (or the group being acquired) has a relationship with a different HCIT provider. If we are unable to adapt to the impact of industry consolidation, falling costs and technological advancements in a timely manner, our prospects and financial results could be negatively affected.

If we are unable to manage our growth in the new markets in which we offer Solutions and Services, our business, results of operations and financial condition could suffer. Our future financial results will depend on our ability to profitably manage our business in the new markets that we enter. We expect to pursue growth and expansion opportunities in the areas of analytics, ML, AI, value-based care, consumer solutions, population health and other health network solutions. To achieve success in those areas, we will need to, among other things, recruit, train, retain and effectively manage associates, manage changing business conditions and implement and improve our technical, administrative, financial control and reporting systems for offerings in those areas. Difficulties in managing future growth in new markets could have a material adverse impact on our business, results of operations and financial condition.

Long sales cycles for our Solutions and Services could have a material adverse impact on our future results of operations. Some of our Solutions and Services have long sales cycles, ranging from several months to eighteen months or more beginning at initial contact with the client through execution of a contract. Implementing, replacing, or expanding an information system, or modifying, adding or outsourcing business processes, are major decisions for health care organizations. Many of the Solutions and Services we provide require a substantial capital investment and time commitments by the client or prospective client. Any decision by our clients or prospective clients to delay a purchasing decision could have a material adverse impact on our results of operations.

Our work with government clients exposes us to additional risks inherent in the government contracting environment. Our clients include national, provincial, state, local and foreign governmental entities and their agencies. Our government work carries various risks inherent in contracting with such government entities and agencies. These risks include, but are not limited to, the following:

•
Government entities, particularly in the U.S., often reserve the right to audit our contracts and conduct reviews, inquiries and investigations of our business practices and performance with respect to government contracts. Negative findings from audits, reviews, inquiries or investigations could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time.

•
If a government client discovers improper or illegal activities during its audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, suspension of payments, fines and civil money penalties, and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

•
U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of "credible evidence" of a violation of federal criminal or civil laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of an overpayment from the government. Failure to make required disclosures could be a basis for suspension or debarment, or both, from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

•
Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. Government contracts often involve more extensive scrutiny and publicity. For example, the United States House Veterans' Affairs Subcommittee on Technology Modernization has oversight and investigative jurisdiction of the VA's Electronic Health Record Modernization ("EHRM") program. The Subcommittee has requested Cerner to participate in several oversight hearings. Negative publicity, including allegations of improper or illegal activity, poor contract performance, or information security breaches, regardless of accuracy, may adversely affect our reputation.

•
Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. We must comply with specific procurement regulations and a variety of other socio-economic requirements, as well as various statutes, regulations and requirements related to employment practices, recordkeeping and accounting. These regulations and requirements affect how we transact business with our clients and suppliers, and in some instances, involve additional costs.

•
Government entities typically fund projects through appropriated monies. Government entities, however, reserve the right to change the scope of or terminate these projects at their convenience for lack of approved funding or other reasons. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., U.S. Congressional sequestration of funds under the Budget Control Act of 2011) or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of reimbursable expenses. If insufficient funding is appropriated to the government entity to cover termination costs, we also may not be able to fully recover our investments.

•
Our failure to comply with a variety of complex procurement rules and regulations could result in our liability for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting. We must comply with laws and regulations relating to the formation, administration and performance of government contracts (e.g., the Federal Acquisition Regulation and supplements, the Truth in Negotiations Act, the Procurement Integrity Act, and the Civil False Claims Act), which affect how we do business with our customers and may impose added costs on our business.

•
Government contracts may be protested. These protests could result in administrative procedures and litigation, result in delays in performance and payment, be expensive to defend and be incapable of prompt resolution. Loss of a bid protest may result in loss of the award, contract modification, expense or delay.

•
It is common in contracting with governments for there to be a prime contractor with privity of contract to the government client and one or more subcontractors. We serve in both capacities for different government clients. For example, we are a subcontractor to Leidos, Inc. under the MHS Genesis contract with the U.S. Department of Defense, and we are the prime contractor under the EHRM contract with the U.S. Department of Veterans Affairs. There are inherent risks in being a subcontractor, including without limitation, reliance on the performance of the prime contractor for the execution of the contract to the satisfaction of the client and other risks in government contracting as described in the bullets above. If the prime contractor fails to perform under the agreement, fails or delays in issuing an order to us or in paying us for the Solutions and Services rendered, or is debarred or otherwise restricted from contracting with the government client, it could have a material adverse impact on our business, results of operations and financial condition. Additionally, when we serve as the prime contractor, we rely on our subcontractors to fulfill certain contractual obligations under our agreements with government clients. Any failure on the part of the subcontractors to perform under our subcontracts with them could subject us to negative reputational or contractual risk.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material adverse effect on our business, results of operations and financial condition.

There are risks associated with our outstanding and future indebtedness. As of December 28, 2019, we had $1.03 billion of long-term debt outstanding, and we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. These covenants include limitations on priority debt, liens, mergers, asset dispositions, and transactions with affiliates, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

The interest rates under our financing agreements and the interest rate swap related to the outstanding indebtedness under our Credit Agreement may be adversely impacted by the phase-out of London Interbank Offered Rate ("LIBOR") as a benchmark reference for short-term interest rates. LIBOR is scheduled to be phased out by the end of 2021. When LIBOR ceases to exist, we will need to agree upon a replacement index with the lenders under our outstanding indebtedness at the time, and such new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. With respect to our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and the related interest rate swap, if the swap and the Credit Agreement replacement rates are not identical, our hedge could be less effective. Our failure to manage these risks effectively could adversely affect our financial condition and results of operations.

Goodwill and other intangible assets represent approximately 18% of our total assets and we could suffer losses due to asset impairment charges. We assess our goodwill and other intangible assets for impairment periodically in accordance with applicable authoritative accounting guidance. Declines in business performance or other factors could result in a non-cash impairment charge. This could materially and negatively affect our results of operations and financial condition.

Risks Related to our Industries

The health care industry is subject to changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase our costs to deliver Solutions and Services that enable our clients to meet their compliance requirements. Many health care providers are consolidating to create integrated health care delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our Solutions and Services. As the health care industry consolidates, our client base could be consolidated with fewer buyers, competition for clients could become more intense and the importance of maintaining and acquiring new client relationships becomes greater.

The last five years have been quite active legislatively with major statutes such as the Protecting Access to Medicare Act (PAMA) of 2014 establishing requirements for "Appropriate Use Criteria" in ordering high dollar diagnostic imaging services, the Medicare and CHIP Reauthorization Act of 2015 which reformed how physicians are paid under Medicare and which established the Merit-based Incentive Payment System (MIPS); the 21st Century Cures Act of 2016 (Cures Act), which laid the groundwork for a nationwide trusted health information exchange, established interoperability requirements for providers, payers and consumers, and set the framework for information blocking regulations; and most recently the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act of 2018 that includes significant policies for addressing the opioid crisis. These statutes are heavily laden with provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs.

Reform of payment policies for Medicare and Medicaid continues to evolve. The Patient Protection and Affordable Care Act became law in 2010; this comprehensive health care reform legislation introduced value-based principles into federal health insurance payments systems, sought to improve health care quality, and expanded access to affordable health insurance. MACRA built upon the value based policies introduced by the ACA. These legislative initiatives accelerated the adoption of "Alternative Payment Models" (APMs) as bundled payment models based on episodes of care or per capita payment for defined populations as alternatives to traditional fee for service payments to providers. New APMs continue to be developed under the authorities of the Centers for Medicare and Medicaid Innovations, and value-based efforts such as the Medicare Shared Savings Program Accountable Care Organization (MSSP ACO) program or Bundled Payment for Care Improvement (BPCI) Advanced episode-based payment model program have seen their second iteration. APMs have evolved to usually require two-sided risk (shared saving and shared losses), and use of Certified EHR Technology (CEHRT) as a precondition for program participation. However, even after failed attempts to repeal the ACA, subsequent judicial developments continue to create uncertainty for the continued implementation of the ACA. Given a fractious and polarized legislative environment at the federal level, the near term prospects for health care related legislation face uncertainty. Because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, we cannot predict the full effect of health care legislation on our business at this time. The direction and pace of health care reform initiatives may adversely impact either our operational results or the way we operate our business. We also anticipate significant impacts from information blocking provisions of the Cures Act which includes mandated adoption of new certified capabilities and updates to support new interoperability requirements as a part of required use of certified HCIT. We expect expanded surveillance by federal agencies of certified HCIT and its use by our clients. We also anticipate newly expanded regulations under the federal Self-Referral and Anti-Kickback Laws that will contain expanded safe harbors for value based care, and that may promote expanded donation of certified HCIT and of cybersecurity technologies in support of trusted health information exchange to support coordinated patient care within value based APMs. In response to this uncertainty, purchasers of HCIT may elect to update HCIT already in use and postpone investment decisions in new or replacement HCIT, including investments in our Solutions and Services. Future legislation and regulation may ultimately impact the fiscal stability and sustainability of HCIT purchasers. Differences in demand related to new regulatory requirements and near-term compliance deadlines that contribute to demand for our Solutions and Services could impact our financial results. There can be no certainty that any legislation that may be adopted will be favorable to our business. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

The health care industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition. As a participant in the health care industry, our operations and relationships, and those of our clients, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct, to the extent that we are ourselves subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of HCIT. Even though we may not be directly regulated by specific health care laws and regulations, our Solutions and

Services must be capable of being used by our clients in a way that complies with those laws and regulations. There are a significant and wide-ranging number of regulations both within the U.S. and abroad, such as regulations in the areas of health care fraud, information blocking, e-prescribing, claims processing and transmission, health care devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Health Care Fraud. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving health care fraud, waste and abuse perpetuated by health care providers and professionals whose services are reimbursed by Medicare, Medicaid and other government health care programs. Our health care provider clients, as well as our provision of Solutions and Services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state health care programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with health care device sales and information blocking, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by prosecutorial, regulatory or judicial authorities in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If such laws and regulations are determined to be applicable to us and if we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

Preparation, Transmission, Submission and Collection of Medical Claims for Reimbursement. Our Solutions and Services are capable of electronically transmitting claims for services and items rendered by a physician to many patients' payers for approval and reimbursement. We also provide revenue cycle management services to our clients that include the coding, preparation, submission and collection of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. We have policies and procedures in place that we believe result in the accurate and complete preparation, transmission, submission and collection of claims, provided that the information given to us by our clients is also accurate and complete. The HIPAA security, privacy and transaction standards, as discussed below, also have a potentially significant effect on our claims preparation, transmission and submission services, because those services must be structured and provided in a way that supports our clients' HIPAA compliance obligations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us; false claims actions may have to be defended; private payers may file claims against us; and we may be excluded from Medicare, Medicaid or other government-funded health care programs. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

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

There have been nine FDA inspections at various Cerner sites since 2003. Inspections conducted at our Headquarters Campus, Realization Campus and Innovations Campus in 2010 and 2017 each resulted in the issuance of an FDA Form 483 observation to which we responded promptly. The FDA has taken no further action with respect to either of the Form

483 observations that were issued in 2010 and 2017. The remaining FDA inspections, including inspections at our campuses in 2006, 2007 and 2014, resulted in no issuance of a Form 483. We remain subject to periodic FDA inspections and we could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our Solutions and Services. The FDA has many enforcement tools including recalls, device corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Data protection regulations impact how businesses, including both us and our clients, can collect and process the personal data of individuals. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our Solutions and Services and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, we incur development, resource, and capital costs in delivering, updating, and supporting Solutions and Services to enable our clients to comply with these varying and evolving standards. Governmental enforcement personnel have substantial powers and remedies to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations or fail to deliver compliant Solutions and Services, we could be subject to civil penalties, sanctions and contract liability. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

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

Evolving HIPAA and HITECH-related laws and regulations in the U.S. and data privacy and security laws and regulations in non-U.S. jurisdictions could restrict the ability of our clients to obtain, use or disseminate patient information. This could adversely affect demand for our Solutions and Services if they are not re-designed in a timely manner to meet the requirements of any new interpretations or regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified health care transactions. We may need to expend additional capital, software development and other resources to modify our Solutions and Services to address these evolving data security and privacy issues. Furthermore, our failure to maintain confidentiality of sensitive personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties. U.S. state data breach notification laws continue to expand the type of personal information they encompass, such as health and insurance information, and in many cases are more burdensome than the HIPAA/HITECH breach reporting requirements.

In non-U.S. jurisdictions, we are subject to transnational, national and local data protection legislation, including the EU General Data Protection Regulation ("GDPR"), Canadian Personal Information Protection and Electronic Documents Act (PIPEDA) and Canadian Provincial legislation. These regulations may impose restrictions on the processing of personal data (including health data) that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the U.S. The EU regulation establishes several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not adequately protect the privacy and security of personal data to European standards. In addition to this EU-wide legislation, certain European member states have adopted more stringent data protection standards, particularly for health data. We have addressed these requirements, relative to data transfers, by self-certifying our compliance with the EU-U.S. Privacy Shield Framework to the U.S. Department of Commerce International Trade Administration ("ITA"). However, continued criticism of the Privacy Shield by officials in Europe casts uncertainty as to the long-term effectiveness of the Privacy Shield to support EU-U.S. transfers of personal data. For that reason, we are also pursuing alternative methods of compliance (e.g. Standard Contractual Clauses), but those methods also may be subject to scrutiny by data protection authorities in European member states.

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

Development and adoption of ML and AI technologies offer the potential to significantly improve the delivery of healthcare. The application of ML and AI technologies to personal and patient information may be regulated under some privacy laws (e.g. GDPR). Furthermore, the lack of standards for measuring the accuracy and effectiveness of ML and AI can raise new or exacerbate existing technological, legal or other challenges that could impact our reputation and have a material adverse impact on our results of operations.

Interoperability Standards. Our clients continue to be concerned and often require that our Solutions and Services be interoperable with other third party HCIT suppliers. Market forces and governmental/regulatory authorities create software interoperability standards that may apply to our Solutions and Services. These expectations for interoperability are supported by the information blocking prohibitions of the Cures Act. If our Solutions and Services are not consistent with those requirements, we could be forced to incur substantial additional development costs to conform. The Office of the National Coordinator for Health Information Technology (ONC) is also charged under the Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the U.S. ONC has developed the U.S. Common Data Set for Interoperability which may lay the groundwork for future data exchange requirements for trusted exchange. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering Solutions and Services if we need to update our Solutions and Services to conform to these varying and evolving requirements. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients' decisions to purchase our Solutions and Services. If our Solutions and Services are not compliant with these evolving standards, our market position and sales could be impaired, and we may have to invest significantly in changes to our Solutions and Services.

Federal Requirements for Certified Health Information Technology. Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology. In many cases, these requirements have become conditions for receiving payment for health care services to beneficiaries of federal health insurance programs. These requirements are expansions of the statutory ARRA HITECH program that began providing incentive payments in 2011 to hospitals and eligible providers for the "meaningful use of certified electronic health record technology ("CEHRT")." Although those incentive programs have expired, CEHRT continues to be a condition of participation in federal health care programs. In 2015, MACRA required the use of CEHRT as part of its Quality Payment Program for eligible providers under Medicare. CEHRT is also one of the areas measured under the Merit based Incentive Payment System (known as MIPS) by which the Medicare Physician Fee Schedule was restructured. In the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on CEHRT and this continues with the Trump Administration. The Cures Act has tied CEHRT to its policy goals of reducing barriers to the exchange of health information data blocking, encouraging nationwide interoperability, consumer access to health information and improving health information availability between consumers and their care teams. The regulations establishing the certification standards for CEHRT will continue to be updated to support these policy goals with greater emphasis on interoperability, consumer engagement, patient safety and health information privacy and security. The ONC is soon to finalize additional regulations under the Cures Act to enforce the act's policy directives relating to data blocking and interoperability. These regulations will also mandate adoption of updated and expanded certified capabilities of CEHRT that our clients must adopt to remain able to participate in the federal programs mentioned earlier. In addition, the ONC has increased its surveillance activities concerning vendor compliance relative to CEHRT.

We have completed certification efforts to meet current CEHRT requirements that became mandatory for certain Federal programs on January 1, 2019, and for many others that became mandatory during 2019. We will continue to address additional regulatory requirements as they evolve to support the mandatory updates that are expected as a result of the Cures Act. However, these standards and specifications are subject to interpretation by the entities designated to certify our electronic health care technology as CEHRT compliant. Additionally, if our business practices or our Solutions and Services are not compliant with these evolving regulatory requirements, our market position and sales could be impaired, and we may have to invest significantly in changes to our Solutions and Services. Further, we bear potential financial risks where we are alleged to have not appropriately complied with these regulations. We also bear financial risk where we have entered into agreements with clients to warrant their ability to meet future federal program requirements that require use of CEHRT. While a client's ability to meet future federal health program related attestation requirements may be dependent on the client's ability to adopt, rollout and attain sufficient use of our certified Solutions and Services on a timely basis, we may face risks that come from issues in full adoption of our certified Solutions and Services, which in turn could lead to a client missing its attestation targets. These risks are enhanced when we are under agreements to provide application management services to our clients that place responsibilities on us for application configuration and implementation as a prerequisite to meaningful use attainment ordinarily borne by the client.

Risks Related to Our Common Stock

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our Solutions and Services, the financial condition of our current and potential clients, our long sales cycle, potentially long installation and implementation cycles for larger, more complex systems, accounting policy changes and other factors described in this section and elsewhere in this report. As a result of health care industry trends and the market for our Solutions and Services, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients' internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to applicable laws, availability of personnel resources or by actions taken by competitors. Delays in the expected sale, installation or implementation of these large systems may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed. Because of the complexity and value of our contracts, the loss of even a small number of clients could have a significant negative effect on our financial results.

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

Our sales forecasts may vary from actual sales in a particular quarter. We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales associates monitor the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions, new or changed laws related to our industry or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, articles or rumors about our performance or Solutions and Services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, health care reform measures, client relationship developments, economic conditions and other factors, many of which are beyond our control. Furthermore, the stock market in general, and the markets for software, health care devices, other health care solutions and services and information technology companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of actual operating performance. As a matter of policy, we do not generally comment on our stock price or rumors.

We might not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and costs reduction activities. Our Board of Directors has implemented and plans to continue to implement several restructuring and realignment initiatives to reduce costs and increase operating efficiencies. There can be no assurance that we will realize, in full or in part, the anticipated benefits of these initiatives. For example, as part of our ongoing portfolio management, we may decide to divest assets or businesses. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth could be larger than projected.

Our financial goals assume a level of productivity improvement and cost reduction. If we are unable to deliver on these goals, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change, cost-cutting initiatives and productivity improvement plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, inability to attract or retain key personnel, attrition beyond any planned reduction in workforce, and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected and we could experience business disruptions with clients and elsewhere if our restructuring and realignment efforts and our cost reduction activities prove ineffective.

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

We cannot guarantee that our capital allocation strategy, which may include share repurchases and dividend payments, will be fully implemented or that it will enhance long-term shareholder value. In fiscal year 2019, our Board of Directors approved an amendment to our stock repurchase program, increasing the total authorized purchase program to $3.70 billion, in the aggregate. As of December 28, 2019, the total available for repurchase under the amended program was $1.68 billion. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Additionally, during fiscal year 2019, we commenced a quarterly cash dividend program. While we expect to pay a cash dividend on a quarterly basis, future declarations of such quarterly cash dividends are subject to approval by the Board of Directors and the Board of Directors' determination that the declaration of dividends are in the best interests of Cerner and its shareholders. Either or both of our repurchase or dividend programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term shareholder value.

Our business could be negatively affected as a result of any future proxy fight or the actions of activist shareholders. Proxy contests or related activist activities could adversely affect our business for a number of reasons, including, but not limited to, the fact that responding to proxy contests and other actions by activist shareholders can be costly and time-consuming and can create perceived uncertainties as to our future direction and governance that may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success. Any future proxy contest or activist activities could also cause our stock price to experience periods of volatility. Further, if a proxy contest or a related settlement results in a change in the composition of our Board of Directors it could, in certain circumstances, give third parties certain rights under our existing contractual obligations, which could adversely affect our business.

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

Risks Relating to Forward-looking Statements

Statements made in this report, the annual report to shareholders of which this report is made a part, other reports and proxy statements filed with the SEC, communications to shareholders, press releases and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations, plans, goals or predictions of future events or performance, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "can," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance," "opportunity," "prospects" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. Any forward-looking statements made in this report speak only as of the date of this report. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations, financial condition or business over time.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of the end of 2019, we owned approximately 6.0 million gross square feet of real estate located in the greater Kansas City metro area and Malvern, Pennsylvania. Such property primarily consists of office space, data center, and warehouse facilities used primarily by our Domestic segment.

As of the end of 2019, we also leased approximately 334 thousand gross square feet of office space in the U.S. used by our Domestic segment, and approximately 1.5 million gross square feet of office and data center space outside the U.S., primarily in Australia, Canada, Europe, India, and the Middle East, which is used by our International segment.

In general, we believe our facilities are suitable to meet our current and reasonably anticipated future needs.

Item 3. Legal Proceedings.

From time to time, we are involved in litigation which is incidental to our business. See Note (12) of the notes to consolidated financial statements included under Part II, in Item 8 of this annual report on Form 10-K for information regarding our dispute with Fujitsu Services Limited. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select MarketSM under the symbol CERN. The following table sets forth the high, low and last sales prices for the fiscal quarters of 2019 and 2018 as reported by the Nasdaq Global Select Market.

	2019			2018

	High	Low	Last	High	Low	Last

First Quarter	$59.19	$50.51	$57.21	$73.43	$56.49	$58.00
Second Quarter	73.36	56.52	73.30	63.22	52.05	59.79
Third Quarter	76.47	65.86	68.37	67.57	59.49	64.41
Fourth Quarter	74.10	65.02	73.28	65.44	48.78	52.01

At January 28, 2020, there were approximately 930 owners of record.

In 2019, our Board of Directors declared three separate cash dividends of $0.18 per share on our issued and outstanding common stock. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements. Refer to Note (16) of the notes to consolidated financial statements for further information regarding our dividend program.

The table below provides information with respect to Common Stock purchases by the Company during the fourth fiscal quarter of 2019:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
September 29, 2019 - October 26, 2019	—	$—	—	$483,460,421
October 27, 2019 - November 23, 2019	4,440,632	67.54	4,440,549	183,549,247
November 24, 2019 - December 28, 2019	—	—	—	1,683,549,247
Total	4,440,632	$67.54	4,440,549

(a)
Of the 4,440,632 shares of common stock, par value $0.01 per share, presented in the table above, 83 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 83 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)
Under our current share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During 2019, we repurchased 18.8 million shares for total consideration of $1.30 billion under the program pursuant to Rule 10b5-1 plans. As of December 28, 2019, $1.68 billion remains available for repurchase under the program. Refer to Note (16) of the notes to consolidated financial statements for further information regarding our share repurchase program.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

(In thousands, except per share data)	2019(1)	2018(2)	2017(3)	2016	2015(4)

Statement of Operations Data:
Revenues	$5,692,598	$5,366,325	$5,142,272	$4,796,473	$4,425,267
Operating earnings	600,669	774,785	960,471	911,013	781,136
Earnings before income taxes	654,512	800,851	967,129	918,434	781,380
Net earnings	529,454	630,059	866,978	636,484	539,362

Earnings per share:
Basic	1.66	1.91	2.62	1.88	1.57
Diluted	1.65	1.89	2.57	1.85	1.54

Weighted average shares outstanding:
Basic	318,229	330,084	331,373	337,740	343,178
Diluted	321,235	333,572	337,999	343,653	350,908

Balance Sheet Data:
Working capital	$1,069,176	$1,356,114	$1,590,632	$773,960	$1,049,967
Total assets	6,894,622	6,708,636	6,469,311	5,629,963	5,561,984
Long-term debt, excluding current installments	1,038,382	438,802	515,130	537,552	563,353
Shareholders' equity	4,317,328	4,928,389	4,785,348	3,927,947	3,870,384

(1)	In 2019, we adopted new lease accounting guidance as further discussed in Note (6) of the notes to consolidated financial statements.

(2)	In 2018, we adopted new revenue recognition guidance as further discussed in Note (2) of the notes to consolidated financial statements.

(3)	Includes the impact of certain U.S. income tax reform, as further described in Note (14) of the notes to consolidated financial statements.

(4)	In 2015, we acquired our Health Services business from Siemens AG.

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

All references to years in this MD&A represent fiscal years unless otherwise noted. Refer to Note (1) of the notes to consolidated financial statements for information regarding our fiscal year end.

Information regarding our 2017 results of operations, including a year-to-year comparison against 2018, may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the period ended December 29, 2018, which was filed with the Securities and Exchange Commission on February 8, 2019.

Management Overview
Our revenues are primarily derived by selling, implementing, operating and supporting software solutions, clinical content, hardware, devices and services that give health care providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of health care.
Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and tech-enabled services for the health care industry. We may also supplement organic growth with acquisitions or strategic investments.
Cerner's long history of growth has created an important strategic footprint in health care, with Cerner holding more than 25 percent market share in the U.S. acute care EHR market and a leading market share in several non-U.S. regions. Foundational to our growth going forward is delivering value to this core client base, including executing effectively on our large U.S. federal contracts and cross-selling key solutions and services in areas such as revenue cycle. We are also investing in platform modernization, with a focus on delivering a software as a service platform that we expect to lower total cost of ownership, improve clinician experience and patient outcomes, and enable clients to accelerate adoption of new functionality and better leverage third-party innovations.
We also expect to continue driving growth by leveraging our HealtheIntent platform, which is the foundation for established and new offerings for both provider and non-provider markets. The EHR-agnostic HealtheIntent platform enables Cerner to become a strategic partner with health care stakeholders and help them improve performance under value-based contracting. The platform, along with our CareAware platform, also supports offerings in areas such long-term care, home care and hospice, rehabilitation, behavioral health, community care, care team communications, health systems operations, consumer and employer, and data-as-a-service.
Beyond our strategy for driving revenue growth, we are also focused on earnings growth. After several years of margin compression related to slowing revenue growth, increased mix of low-margin services, and lower software demand due to the end of direct government incentives for EHR adoptions, Cerner implemented a new operating structure and introduced other initiatives focused on cost optimization and process improvement in 2019. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. We made good progress in 2019 and expect this progress to be reflected in improved profitability in 2020 and beyond. We are focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.
We are also focused on delivering strong levels of cash flow which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures. We expect to use future cash flow and debt, as appropriate, to meet our capital allocation objectives, which include investing in our business, potential acquisitions or other strategic investments to drive profitable growth, and returning capital to shareholders through share repurchases and dividends.

Results Overview

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $5.99 billion in 2019, which is a decrease of 11% compared to $6.72 billion in 2018, with the decrease primarily reflecting a more selective approach to low-margin, long-term contracts that typically represent large booking values.

Revenues for 2019 increased 6% to $5.69 billion, compared to $5.37 billion in 2018. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and tech-enabled services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for 2019 decreased 16% to $529 million, compared to $630 million in 2018. Diluted earnings per share decreased 13% to $1.65 in 2019, compared to $1.89 in 2018. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, including expenses incurred in connection with our operational improvement initiatives discussed below, partially offset by increased revenues.

We had cash collections of receivables of $5.79 billion in 2019, compared to $5.49 billion in 2018. Days sales outstanding was 72 days for the 2019 fourth quarter, compared to 74 days for the 2019 third quarter and 79 days for the 2018 fourth quarter. Operating cash flows for 2019 were $1.31 billion, compared to $1.45 billion in 2018.

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

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. We recognized $221 million of expenses related to these efforts in 2019, which are included in operating expenses in our consolidated statements of operations and discussed further below. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Health Care Information Technology Market Outlook

We have provided an assessment of the health care information technology market under "Health Care and Health Care IT Industry" in Part I, Item 1 "Business," which is incorporated herein by reference.

Results of Operations
Fiscal Year 2019 Compared to Fiscal Year 2018

(In thousands)	2019	% of Revenue	2018	% of Revenue	% Change

Revenues	$5,692,598	100%	$5,366,325	100%	6%
Costs of revenue	1,071,041	19%	937,348	17%	14%

Margin	4,621,557	81%	4,428,977	83%	4%

Operating expenses
Sales and client service	2,675,337	47%	2,493,696	46%	7%
Software development	737,136	13%	683,663	13%	8%
General and administrative	520,598	9%	389,469	7%	34%
Amortization of acquisition-related intangibles	87,817	2%	87,364	2%	1%

Total operating expenses	4,020,888	71%	3,654,192	68%	10%

Total costs and expenses	5,091,929	89%	4,591,540	86%	11%

Operating earnings	600,669	11%	774,785	14%	(22)%

Other income, net	53,843		26,066
Income taxes	(125,058)		(170,792)

Net earnings	$529,454		$630,059		(16)%
Revenues & Backlog
Revenues increased 6% to $5.69 billion in 2019, as compared to $5.37 billion in 2018. This increase was primarily driven by a $181 million increase in professional services revenue due to growth in implementation activity; growth in licensed software revenue of $67 million as a result of continued demand for our solutions; and growth in managed services revenue of $59 million as a result of increased hosting services. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.
Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.71 billion at the end of 2019, compared to $15.25 billion at the end of 2018. This decrease was primarily driven by the termination of certain client contracts, discussed further below. We expect to recognize 30% of our backlog as revenue over the next 12 months.
We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize $760 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.
Costs of Revenue
Costs of revenue as a percent of revenues were 19% in 2019, compared to 17% in 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.
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
Operating Expenses
Total operating expenses increased 10% to $4.02 billion in 2019, compared to $3.65 billion in 2018.

•
Sales and client service expenses as a percent of revenues were 47% in 2019, compared to 46% in 2018. These expenses increased 7% to $2.68 billion in 2019, from $2.49 billion in 2018. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase in sales and client service expenses was primarily driven by a $72 million increase in personnel expenses, inclusive of higher associate benefits costs; a $16 million increase in bad debt expense related to client receivables; $66 million of charges recognized in 2019 in connection with the termination of certain client contracts prior to the end of their stated terms; and a $30 million charge in connection with a client dispute recognized in 2019. We expect the termination of such client contracts to reduce future revenues by approximately $170 million on an annualized basis. We do not expect a significant impact to future operating earnings, as the terminated contacts related to lower margin business. Refer to Note (12) of the notes to consolidated financial statements for further information regarding the client dispute. The 2018 amount includes a pre-tax charge of $45 million to provide an allowance against certain client receivables with Fujitsu Services Limited ("Fujitsu"), as further discussed in Note (12) of the notes to consolidated financial statements.

•
Software development expenses as a percent of revenues were 13% in both 2019 and 2018. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, 2019 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in 2019 and 2018 is as follows:

	For the Years Ended
(In thousands)	2019	2018

Software development costs	$783,593	$747,128
Capitalized software costs	(270,948)	(271,787)
Capitalized costs related to share-based payments	(2,923)	(1,906)
Amortization of capitalized software costs	227,414	210,228

Total software development expense	$737,136	$683,663

•
General and administrative expenses as a percent of revenues were 9% in 2019, compared to 7% in 2018. These expenses increased 34% to $521 million in 2019, from $389 million in 2018. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The increase in general and administrative expenses is primarily driven by expenses incurred in 2019 in connection with our operational improvement initiatives discussed above; inclusive of $86 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to consolidated financial statements. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•
Amortization of acquisition-related intangibles as a percent of revenues was 2% in both 2019 and 2018. These expenses increased 1% to $88 million in 2019, from $87 million in 2018. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles includes the impact of intangibles recognized in connection with our acquisition of AbleVets, LLC ("AbleVets") in 2019. Refer to Note (8) of the notes to consolidated financial statements for further information regarding our acquisition of AbleVets.

Non-Operating Items

•
Other income, net was $54 million in 2019, compared to $26 million in 2018. The 2019 period includes a $16 million gain recognized on the disposition of one of our equity investments and a $14 million unrealized gain recognized on another one of our equity investments. Refer to Note (13) of the notes to consolidated financial statements for further information regarding the components of other income, net.

•
Our effective tax rate was 19% in 2019, compared to 21% in 2018. The decrease in the effective tax rate in 2019 is primarily due to increased excess tax benefits recognized as a component of income tax expense due to elevated stock option exercise activity. Refer to Note (14) of the notes to consolidated financial statements for further information regarding our effective tax rate. We do not expect significant changes to our overall effective tax rate in 2020, from what is reported for 2019.

Operations by Segment
We have two operating segments: Domestic and International (formerly referred to as Global). The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The International segment includes revenue contributions and expenditures linked to business activity outside the United States, primarily from Australia, Canada, Europe, and the Middle East. Refer to Note (19) of the notes to consolidated financial statements for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the years ended 2019 and 2018:

(In thousands)	2019	% of Segment Revenue	2018	% of Segment Revenue	% Change

Domestic Segment
Revenues	$5,038,127	100%	$4,730,266	100%	7%
Costs of revenue	967,035	19%	827,904	18%	17%
Operating expenses	2,398,422	48%	2,164,465	46%	11%
Total costs and expenses	3,365,457	67%	2,992,369	63%	12%

Domestic operating earnings	1,672,670	33%	1,737,897	37%	(4)%

International Segment
Revenues	654,471	100%	636,059	100%	3%
Costs of revenue	104,006	16%	109,444	17%	(5)%
Operating expenses	276,914	42%	321,116	50%	(14)%
Total costs and expenses	380,920	58%	430,560	68%	(12)%

International operating earnings	273,551	42%	205,499	32%	33%

Other, net	(1,345,552)		(1,168,611)		15%

Consolidated operating earnings	$600,669		$774,785		(22)%
Domestic Segment

•
Revenues increased 7% to $5.04 billion in 2019, from $4.73 billion in 2018. This increase was primarily driven by a $186 million increase in professional services revenue due to growth in implementation activity; growth in licensed software revenue of $56 million as a result of continued demand for our solutions; and growth in managed services revenue of $39 million as a result of increased hosting services. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 19% in 2019, compared to 18% in 2018. The higher costs of revenue as a percent of revenues was primarily driven by higher third-party costs associated with professional services revenue.

•
Operating expenses as a percent of revenues were 48% in 2019, compared to 46% in 2018. The higher operating expenses as a percent of revenues was primarily driven by $66 million of charges in connection with client contract terminations and the $30 million charge in connection with a client dispute, both recognized in 2019 and discussed above.

International Segment

•
Revenues increased 3% to $654 million in 2019, from $636 million in 2018. This increase was primarily driven by a $20 million increase in managed services revenue due to increased hosting services and growth in licensed software revenue of $11 million as a result of continued demand for our solutions; partially offset by a $15 million decrease in technology resale revenues. Refer to Note (2) of the notes to consolidated financial statements for further information regarding revenues disaggregated by our business models.

•
Costs of revenue as a percent of revenues were 16% in 2019, compared to 17% in 2018. The lower costs of revenue as a percent of revenues was primarily driven by a lower mix of technology resale revenue, which carries a higher cost of revenue.

•
Operating expenses as a percent of revenues were 42% in 2019, compared to 50% in 2018. The decrease as a percent of revenues is primarily due to a pre-tax charge of $45 million in 2018 to provide an allowance against certain client receivables with Fujitsu, as further discussed in Note (12) of the notes to consolidated financial statements.

Other, net
Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 15% to $1.35 billion in 2019, from $1.17 billion in 2018. The increase is primarily due to expenses incurred in 2019 in connection with our operational improvement initiatives discussed above; inclusive of $86 million of charges associated with employee separation benefits, as further discussed in Note (1) of the notes to consolidated financial statements.

The effects of inflation on our business during 2019 and 2018 were not significant.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement. At the end of 2019, we had cash and cash equivalents of $442 million and short-term investments of $100 million, as compared to cash and cash equivalents of $374 million and short-term investments of $401 million at the end of 2018.
We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of the end of 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $370 million under the Credit Agreement. Refer to Note (10) of the notes to consolidated financial statements for additional information regarding our Credit Agreement and other sources of debt financing.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements during 2020.
The following table summarizes our cash flows in 2019 and 2018:

	For the Years Ended
(In thousands)	2019	2018

Cash flows from operating activities	$1,313,099	$1,454,009
Cash flows from investing activities	(640,408)	(828,937)
Cash flows from financing activities	(601,380)	(609,787)
Effect of exchange rate changes on cash	(3,594)	(12,082)
Total change in cash and cash equivalents	67,717	3,203

Cash and cash equivalents at beginning of period	374,126	370,923

Cash and cash equivalents at end of period	$441,843	$374,126

Free cash flow (non-GAAP)	$567,710	$733,388

Cash from Operating Activities

	For the Years Ended
(In thousands)	2019	2018

Cash collections from clients	$5,787,180	$5,486,654
Cash paid to employees and suppliers and other	(4,348,438)	(4,032,498)
Cash paid for interest	(25,639)	(15,707)
Cash paid for taxes, net of refunds	(100,004)	15,560

Total cash from operations	$1,313,099	$1,454,009
Cash flows from operations decreased $141 million in 2019 compared to 2018, due primarily to net refunds of taxes in 2018 along with cash payments in 2019 associated with our operational improvement initiatives discussed above. Days sales outstanding was 72 days in the fourth quarter of 2019, compared to 74 days for the third quarter of 2019 and 79 days for the fourth quarter of 2018.

Cash from Investing Activities

	For the Years Ended
(In thousands)	2019	2018

Capital purchases	$(471,518)	$(446,928)
Capitalized software development costs	(273,871)	(273,693)
Sales and maturities of investments, net of purchases	215,107	(71,497)
Purchase of other intangibles	(35,587)	(36,819)
Acquisition of business, net of cash acquired	(74,539)	—

Total cash flows from investing activities	$(640,408)	$(828,937)
Cash flows from investing activities consist primarily of capital spending, investment, and acquisition activities.
Our capital spending in 2019 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Total capital spending in 2019 exceeded 2018 levels, primarily driven by spending to support our facilities requirements, including the continued construction of our Innovations Campus (office space development located in Kansas City, Missouri). Capital purchases are expected to decrease in 2020, primarily driven by the expected completion of construction on the current phases of our Innovations Campus in the first half of 2020.
Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2019 and 2018 activity is impacted by excess cash being used to execute on our capital allocation strategy, including the share repurchases and cash dividends discussed below. Additionally, our investment mix has changed such that our funds are more heavily held in cash and cash equivalents versus short-term and long-term investments, primarily due to interest rates currently available on cash deposits.
On July 27, 2018, we acquired a minority interest in Essence Group Holdings Corporation for cash consideration of $266 million. Refer to Note (4) of the notes to consolidated financial statements for further information regarding this investment.
In October 2019, we acquired all of the issued and outstanding membership interests of AbleVets, LLC, a Virginia limited liability company ("AbleVets"). AbleVets is a health IT engineering and consulting company specializing in cybersecurity, cloud and system development solutions for federal organizations. Consideration for the acquisition was cash of $75 million. Refer to Note (8) of the notes to consolidated financial statements for further information regarding this business acquisition.
We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.
Cash from Financing Activities

	For the Years Ended
(In thousands)	2019	2018

Long-term debt issuance	$600,000	$—
Repayment of long-term debt	—	(75,000)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	241,435	81,476
Treasury stock purchases	(1,320,542)	(623,127)
Dividends paid	(113,823)	—
Other	(8,450)	6,864

Total cash flows from financing activities	$(601,380)	$(609,787)
In May 2019, we borrowed $600 million of revolving credit loans under the Credit Agreement. In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022. Refer to Note (10) of the notes to consolidated financial statements for further information regarding our outstanding indebtedness.

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
Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue in 2020 based on the number of exercisable options at the end of 2019 and our current stock price. Refer to Note (16) of the notes to consolidated financial statements for additional information regarding our stock option and equity plans.
During 2019 and 2018, we repurchased 18.8 million and 11.2 million shares, respectively, of our common stock for total consideration of $1.30 billion and $644 million, respectively. As of December 28, 2019, $1.68 billion remains available for repurchase under our current repurchase program. We expect to continue to repurchase shares under this program in the next 12 months, but such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. Although we expect to continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

In 2019, our Board of Directors declared three separate cash dividends of $0.18 per share on our issued and outstanding common stock. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings, and the incurrence of indebtedness. Refer to Note (16) of the notes to consolidated financial statements for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	For the Years Ended
(In thousands)	2019	2018

Cash flows from operating activities (GAAP)	$1,313,099	$1,454,009
Capital purchases	(471,518)	(446,928)
Capitalized software development costs	(273,871)	(273,693)

Free cash flow (non-GAAP)	$567,710	$733,388

Free cash flow decreased $166 million in 2019, compared to 2018, primarily due to a decrease in cash from operations along with increased capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2019, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2020	2021	2022	2023	2024	2025 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$—	$—	$225,000	$—	$600,000	$214,162	$1,039,162
Interest on long-term debt obligations	28,843	27,927	24,488	21,382	13,262	3,580	119,482

Other obligations:
Operating lease obligations	33,845	29,604	23,903	16,850	8,250	43,238	155,690
Purchase obligations	151,950	95,933	34,501	37,237	30,462	560,925	911,008

Total	$214,638	$153,464	$307,892	$75,469	$651,974	$821,905	$2,225,342
(a) At the end of 2019, liabilities for unrecognized tax benefits were $19 million.

Off-Balance Sheet Arrangements

Refer to Note (10) of the notes to consolidated financial statements for information regarding our interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with ASC Topic 815, Derivatives and Hedging. LIBOR is scheduled to be phased out by the end of 2021. When LIBOR ceases to exist, we will need to agree upon a replacement index with the lenders under our Credit Agreement at the time, and such new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. If the swap and the Credit Agreement replacement rates are not identical, our hedge could be less effective.

Recent Accounting Pronouncements

Refer to Note (1) of the notes to consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Policies

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, and income taxes. These accounting policies and our procedures related to these accounting policies are described in detail below and under specific areas within this MD&A. In addition, Note (1), Note (2), and Note (14) of the notes to consolidated financial statements expands upon discussion of our accounting policies for these areas.

Revenue Recognition
In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, replaced most existing revenue recognition guidance in U.S. GAAP. This guidance requires a significant amount of judgments and estimates in implementing its five-step process to be followed in determining the amount and timing of revenue recognition and related disclosures. Refer to Note (2) of the notes to consolidated financial statements for further discussion regarding significant judgments involved in our application of ASU 2014-09.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk, primarily changes in LIBOR, related to outstanding revolving credit loans under our Credit Agreement. As of December 28, 2019, the interest rate on revolving credit loans outstanding was 2.54% based on LIBOR plus the applicable spread. In order to manage this exposure, we have entered into an interest rate swap agreement, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. Refer to Note (10) of the notes to consolidated financial statements for further information regarding outstanding indebtedness and our interest rate swap agreement.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through December 28, 2019 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013). Based on this assessment, we have concluded that, as of December 28, 2019, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm that audited the consolidated financial statements included in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein under "Report of Independent Registered Public Accounting Firm".

c)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

d)	Limitations on Controls.

We can provide no assurance that our disclosure controls and procedures or our internal control over financial reporting can prevent all errors and all fraud under all circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

N/A

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information under "Information Concerning Directors," "Meetings of the Board and Committees," "Corporate Governance: Code of Business Conduct and Ethics," "Consideration of Director Nominees," "Committees of the Board: Audit Committee" and "Certain Transactions" as it relates to family relationships as set forth in the Company's definitive proxy statement related to its 2020 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof in our 2019 proxy statement.

The information required by this Item 10 regarding our Executive Officers is set forth under the caption "Information about our Executive Officers" in Part I above.

Item 11. Executive Compensation.

The information under "Committees of the Board: Compensation Committee," "Director Compensation," "2019 Director Compensation Table," "Compensation Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "2019 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2019 Fiscal Year-End," "2019 Option Exercises and Stock Vested," "Potential Payments Under Termination or Change in Control," "Pay Ratio" and "Compensation Committee Interlocks and Insider Participation" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 28, 2019:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	18,050	$56.36	24,400
Equity compensation plans not approved by security holders	—	—	—

Total	18,050		24,400

(1) Includes grants of stock options, restricted stock and restricted stock units.
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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 28, 2019 and December 29, 2018

Consolidated Statements of Operations -Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Comprehensive Income - Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Cash Flows - Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 28, 2019, December 29, 2018 and December 30, 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date SEC File No./Film No.	Filed Herewith

3.1	Third Restated Certificate of Incorporation of Cerner Corporation	10-K	3(a)	2/11/2015

3.2	Amended & Restated Bylaws of Cerner Corporation (effective March 2, 2018)	8-K	3.1	3/6/2018

4.1	Specimen stock certificate	10-K	4(a)	2/28/2007 000-15386/07658265

4.2	Description of Company Securities				X

10.1*	2006 Form of Indemnification Agreement for use between the Registrant and its Directors	10-K	10(a)	2/28/2007 000-15386/07658265

10.2*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010 000-15386/10875957

10.3*	Executive Employment Agreement between Cerner Corporation and Brent Shafer	10-K	10.3	2/12/2018

10.4*	Relocation Agreement between Cerner Corporation and Brent Shafer	10-Q	10.2	5/3/2018

10.5*	Amended & Restated Aircraft Time Sharing Agreement between Cerner Corporation and Brent Shafer	10-Q	10.1	10/26/2018

10.6*	Amended Employment Agreement between Cerner Corporation and Michael R. Nill	8-K	10.2	9/11/2017

10.7*	Separation Agreement between Cerner Corporation and Michael R. Nill				X

10.8*	Amended Employment Agreement between Cerner Corporation and Jeffrey A. Townsend	8-K	10.3	9/11/2017

10.9*	Relocation Agreement between Cerner Corporation and Jeffrey A. Townsend	10-Q	10.10	10/27/2017

10.10*	Executive Senior Advisor Letter Agreement between Cerner Corporation and Jeffrey A. Townsend				X

10.11*	Amended Employment Agreement between Cerner Corporation and Marc G. Naughton	8-K	10.4	9/11/2017

10.12*	Amended Employment Agreement between Cerner Corporation and John Peterzalek	10-K	10.13	2/8/2019

10.13*	Amended Employment Agreement between Cerner Corporation and Donald D. Trigg				X

10.14*	Amended Stock Option Plan D of Registrant dated December 8, 2000	10-K	10(f)	3/30/2001 000-15386/1586224

10.15*	Amended Stock Option Plan E of Registrant dated December 8, 2000	10-K	10(g)	3/30/2001 000-15386/1586224

10.16*	Cerner Corporation Associate Equity Participation Program Non-Qualified Stock Option Agreement	10-K	10.16	2/8/2019

10.17*	Cerner Corporation 2004 Long-Term Incentive Plan G (as amended on December 3, 2007)	10-K	10(g)	2/27/2008 000-15386/08646565

10.18*	Cerner Corporation 2004 Long-Term Incentive Plan G Nonqualified Stock Option Grant Certificate	10-K	10(q)	2/27/2008 000-15386/08646565

10.19*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015)	8-K	10.2	5/27/2015

10.20*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As amended and Restated May 30, 2019)	8-K	10.1	6/3/2019

10.21*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.2	5/6/2016

10.22*	2011 Omnibus Equity Incentive Plan - Form of Director Restricted Stock Agreement	10-Q	10.5	4/26/2019

10.23*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013 000-15386/13586825

10.24*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.3	5/6/2016

10.25*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.4	10/27/2017

10.26*	2011 Omnibus Equity Incentive Plan - Form of Performance Based Restricted Stock Agreement	10-Q	10.4	4/26/2019

10.27*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.4	5/6/2016

10.28*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.3	10/27/2017

10.29*	2011 Omnibus Equity Incentive Plan - Form of Time Based Restricted Stock Agreement	10-Q	10.3	4/26/2019

10.30*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013 000-15386/13586825

10.31*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-qualified Stock Option Grant Certificate	10-Q	10.5	5/6/2016

10.32*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	8/3/2016

10.33*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	10/27/2017

10.34*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.2	4/28/2017

10.35*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.5	10/27/2017

10.36*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.3	4/28/2017

10.37*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.6	10/27/2017

10.38*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated January 1, 2019	10-K	10.37	2/8/2019

10.39*	Cerner Corporation 2018 Performance Compensation Plan (effective January 1, 2018)	8-K	10.1	3/6/2018

10.40*	2018 Executive Performance Agreement - Section 16 Officer	8-K	10.2	3/6/2018

10.41*	Form 2019 Executive Performance Agreement - Section 16 Officer	10-Q	10.2	4/26/2019

10.42	Interparty Agreement, dated January 19, 2010, among Kansas Unified Development, LLC, OnGoal, LLC and Cerner Corporation	8-K	99.1	1/25/2010 000-15386/10543089

10.43	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014 000-15386/141269611

10.44	Third Amended and Restated Credit Agreement, dated October 30, 2015, among Cerner Corporation and U.S. Bank National Association, Bank of America, N.A. and Commerce Bank, N.A.	8-K	10.1	11/3/2015

10.45	First Amendment to Third Amended and Restated Credit Agreement dated May 6, 2019 among Cerner Corporation, U.S. Bank National Association, Commerce Bank N.A., and Bank of America, N.A.	8-K	10.1	5/7/2019

10.46	Second Amendment to Third Amended and Restated Credit Agreement dated November 5, 2019 among Cerner Corporation, U.S. Bank National Association, Commerce Bank N.A., Bank of America, N.A. and PNC Bank, National Association.	8-K	10.1	11/5/2019

10.47	Master Note Agreement dated November 11, 2019, between Cerner Corporation and the Purchasers listed therein	8-K	10.4	11/5/2019

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.				X

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

CERNER CORPORATION

Date: February 10, 2020	By:	/s/ Brent Shafer
D. Brent Shafer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Brent Shafer	February 10, 2020
Brent Shafer, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Marc G. Naughton	February 10, 2020
Marc G. Naughton, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 10, 2020
Michael R. Battaglioli, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 10, 2020
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Mitchell E. Daniels	February 10, 2020
Mitchell E. Daniels, Director

/s/ Linda M. Dillman	February 10, 2020
Linda M. Dillman, Director

/s/ Julie L. Gerberding	February 10, 2020
Julie L. Gerberding, M.D., Director

/s/ John J. Greisch	February 10, 2020
John J. Greisch, Director

/s/ Melinda J. Mount	February 10, 2020
Melinda J. Mount, Director

/s/ George A. Riedel	February 10, 2020
George A. Riedel, Director

/s/ R. Halsey Wise	February 10, 2020
R. Halsey Wise, Director

/s/ William D. Zollars	February 10, 2020
William D. Zollars, Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Cerner Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 10, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three‑year period ended December 28, 2019, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standard Update 2016-02 "Leases (Topic 842)". As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers in fiscal year 2018 due to the adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)".

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the determination of distinct performance obligations and pattern of revenue recognition

As discussed in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that may include various combinations of performance obligations related to software licensing, computer hardware, and services comprised of consulting, hosting, implementation, and software support. When allocating revenue to performance obligations, the Company estimates the stand-alone selling price for the performance obligations that exist in each contract. Revenue is recognized when the performance obligations have been satisfied, which may be at a point in time or over time. During 2019, the Company recognized $526.5 million related to revenue recognized as of a point in time, a portion of which relates to software licenses.

We identified the assessment of the determination of distinct performance obligations and pattern of revenue recognition as a critical audit matter. Evaluating whether individual software solutions and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. The determination of performance obligations and the pattern of revenue recognition significantly influences the amount and timing of revenue recognized. Especially challenging auditor judgment was required to evaluate whether such software solutions and services are considered distinct performance obligations as contract terms are specific to each contract, and can result in different determinations. Additionally, the Company allocates consideration to the perpetual software license performance obligation based on the residual approach, therefore the incomplete determination of performance obligations or incorrect pattern of revenue recognition in a contract could have a significant impact on the timing of revenue recognition. This assessment requires an understanding of the contract components and involves subjective auditor judgment in determining that all performance obligations are identified.

The primary procedures performed to address this critical audit matter included the following. We tested certain internal controls related to the identification of distinct performance obligations and the determination of timing of revenue recognition. We obtained and read contracts and other relevant documents for a selection of license software revenue and tested the identification of significant terms, including the identification of distinct performance obligations. We evaluated the timing of revenue recognition for the identified performance obligations for a selection of contracts.

/s/KPMG LLP

We have served as the Company's auditor since 1983.

Kansas City, Missouri
February 10, 2020

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 28, 2019 and December 29, 2018

(In thousands, except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$441,843	$374,126
Short-term investments	99,931	401,285
Receivables, net	1,139,595	1,183,494
Inventory	23,182	25,029
Prepaid expenses and other	392,073	334,870
Total current assets	2,096,624	2,318,804

Property and equipment, net	1,858,772	1,743,575
Right-of-use assets	123,155	—
Software development costs, net	939,859	894,512
Goodwill	883,158	847,544
Intangible assets, net	364,439	405,305
Long-term investments	419,419	300,046
Other assets	209,196	198,850

Total assets	$6,894,622	$6,708,636

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$273,440	$293,534
Current installments of long-term debt and capital lease obligations	—	4,914
Deferred revenue	360,025	399,189
Accrued payroll and tax withholdings	245,843	195,931
Other current liabilities	148,140	69,122
Total current liabilities	1,027,448	962,690

Long-term debt	1,038,382	438,802
Deferred income taxes	377,657	336,379
Other liabilities	133,807	42,376
Total liabilities	2,577,294	1,780,247

Shareholders’ Equity:
Common stock, $.01 par value, 500,000,000 shares authorized, 367,634,796 shares issued at December 28, 2019 and 362,212,843 shares issued at December 29, 2018	3,676	3,622
Additional paid-in capital	1,905,171	1,559,562
Retained earnings	5,934,909	5,576,525
Treasury stock, 56,723,546 shares at December 28, 2019 and 37,905,013 shares at December 29, 2018	(3,407,768)	(2,107,768)
Accumulated other comprehensive loss, net	(118,660)	(103,552)
Total shareholders’ equity	4,317,328	4,928,389

Total liabilities and shareholders’ equity	$6,894,622	$6,708,636

See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017

	For the Years Ended
(In thousands, except per share data)	2019	2018	2017

Revenues	$5,692,598	$5,366,325	$5,142,272
Costs and expenses:
Costs of revenue	1,071,041	937,348	854,091
Sales and client service	2,675,337	2,493,696	2,276,821
Software development (Includes amortization of $227,414, $210,228 and $173,250, respectively)	737,136	683,663	605,046
General and administrative	520,598	389,469	355,267
Amortization of acquisition-related intangibles	87,817	87,364	90,576

Total costs and expenses	5,091,929	4,591,540	4,181,801

Operating earnings	600,669	774,785	960,471

Other income, net	53,843	26,066	6,658

Earnings before income taxes	654,512	800,851	967,129
Income taxes	(125,058)	(170,792)	(100,151)

Net earnings	$529,454	$630,059	$866,978

Basic earnings per share	$1.66	$1.91	$2.62
Diluted earnings per share	$1.65	$1.89	$2.57
Basic weighted average shares outstanding	318,229	330,084	331,373
Diluted weighted average shares outstanding	321,235	333,572	337,999
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017

	For the Years Ended
(In thousands)	2019	2018	2017

Net earnings	$529,454	$630,059	$866,978
Foreign currency translation adjustment and other (net of taxes (benefit) of $(1,288), $(645) and $4,909, respectively)	(3,408)	(30,575)	37,463
Unrealized loss on cash flow hedge (net of tax benefit of $4,137 in 2019)	(12,578)	—	—
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $290, $132 and $(416), respectively)	878	405	(680)

Comprehensive income	$514,346	$599,889	$903,761
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017

	For the Years Ended
(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$529,454	$630,059	$866,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	687,966	642,591	580,723
Share-based compensation expense	103,641	95,423	83,019
Provision for deferred income taxes	51,125	34,428	47,409
Investment gains	(29,621)	—	—
Changes in assets and liabilities (net of business acquired):
Receivables, net	58,113	(207,785)	(32,836)
Inventory	1,855	(9,307)	(972)
Prepaid expenses and other	(76,748)	156,216	(191,369)
Accounts payable	(8,734)	65,202	6,960
Accrued income taxes	(4,599)	(27,849)	18,358
Deferred revenue	(39,245)	81,538	(3,114)
Other accrued liabilities	39,892	(6,507)	(67,481)

Net cash provided by operating activities	1,313,099	1,454,009	1,307,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(471,518)	(446,928)	(362,083)
Capitalized software development costs	(273,871)	(273,693)	(274,148)
Purchases of investments	(364,648)	(623,293)	(632,048)
Sales and maturities of investments	579,755	551,796	292,074
Purchase of other intangibles	(35,587)	(36,819)	(29,646)
Acquisition of business, net of cash acquired	(74,539)	—	—

Net cash used in investing activities	(640,408)	(828,937)	(1,005,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	600,000	—	—
Repayment of long-term debt	—	(75,000)	—
Proceeds from exercise of stock options	258,036	91,349	76,705
Payments to taxing authorities in connection with shares directly withheld from associates	(16,601)	(9,873)	(11,584)
Treasury stock purchases	(1,320,542)	(623,127)	(173,434)
Dividends paid	(113,823)	—	—
Other	(8,450)	6,864	(2,671)

Net cash used in financing activities	(601,380)	(609,787)	(110,984)

Effect of exchange rate changes on cash and cash equivalents	(3,594)	(12,082)	9,222

Net increase in cash and cash equivalents	67,717	3,203	200,062
Cash and cash equivalents at beginning of period	374,126	370,923	170,861

Cash and cash equivalents at end of period	$441,843	$374,126	$370,923
See notes to consolidated financial statements.

CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 31, 2016	353,731	$3,537	$1,230,913	$4,094,327	$(1,290,665)	$(110,165)

Exercise of stock options and vests of restricted shares and share units	5,474	55	66,439	—	—	—

Employee share-based compensation expense	—	—	83,019	—	—	—

Cumulative effect of accounting change (ASU 2016-16)	—	—	—	(22,439)	—	—

Other comprehensive income (loss)	—	—	—	—	—	36,783

Treasury stock purchases	—	—	—	—	(173,434)	—

Net earnings	—	—	—	866,978	—	—

Balance at December 30, 2017	359,205	3,592	1,380,371	4,938,866	(1,464,099)	(73,382)

Exercise of stock options and vests of restricted shares and share units	3,008	30	83,768	—	—	—

Employee share-based compensation expense	—	—	95,423	—	—	—

Cumulative effect of accounting change (ASU 2014-09)	—	—	—	7,600	—	—

Other comprehensive income (loss)	—	—	—	—	—	(30,170)

Treasury stock purchases	—	—	—	—	(643,669)	—

Net earnings	—	—	—	630,059	—	—

Balance at December 29, 2018	362,213	3,622	1,559,562	5,576,525	(2,107,768)	(103,552)

Exercise of stock options and vests of restricted shares and share units	5,422	54	241,968	—	—	—

Employee share-based compensation expense	—	—	103,641	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(15,108)

Treasury stock purchases	—	—	—	—	(1,300,000)	—

Cash dividends declared	—	—	—	(171,070)	—	—

Net earnings	—	—	—	529,454	—	—

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

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

Fiscal Period End

Prior to fiscal year 2020, our fiscal year ended on the Saturday closest to December 31. Fiscal years 2019, 2018 and 2017 each consisted of 52 weeks and ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

In December 2019, our Board of Directors approved a resolution to change our fiscal year to a calendar year, commencing with fiscal year 2020. Accordingly, our 2020 fiscal year will be extended and run from December 29, 2019 to December 31, 2020, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning December 29, 2019, the first day of our 2020 first quarter, our quarterly results will be for the periods ending March 31, June 30, September 30 and December 31.

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

Voluntary Separation Plans

In January 2019, we adopted a voluntary separation plan ("2019 VSP") for eligible associates. Generally, the 2019 VSP was available to U.S. associates who met a minimum level of combined age and tenure, excluding, among others, our executive officers. Associates who elected to participate in the 2019 VSP received financial benefits commensurate with their tenure and position, along with vacation payout, medical benefits, and accelerated vesting of certain share-based payment awards. The irrevocable acceptance period for associates electing to participate in the 2019 VSP ended in April 2019. In the second quarter of 2019, we recorded pre-tax charges for the 2019 VSP of $41 million. Such charges are included in general and administrative expense in our consolidated statements of operations.

In the third quarter of 2019, we offered voluntary separation benefits to certain associates primarily located outside the U.S. The irrevocable acceptance period for associates to accept such offers ended in September 2019. In the third quarter of 2019, we recorded corresponding pre-tax charges of $11 million. Such charges are included in general and administrative expense in our consolidated statements of operations.

Involuntary Separation Benefits

During 2019, we recorded pre-tax charges of $34 million in connection with the involuntary termination of approximately 380 U.S. associates. Such charges are included in general and administrative expense in our consolidated statements of operations. Separation benefits for these associates include cash severance, contribution to a health reimbursement account, career transition assistance, and accelerated vesting of certain share-based payment awards. At December 28, 2019, a liability of $9 million for such obligations is included in accrued payroll and tax withholdings in our consolidated balance sheets, which we expect to settle/pay in the first quarter of 2020.

Contract Termination Costs

During 2019, we recorded pre-tax charges of $66 million in connection with the termination of certain client contracts prior to end of their stated terms, the majority of which was paid in cash. Such charges are included in our Domestic operating segment, and presented in sales and client service expense in our consolidated statements of operations. At December 28, 2019, our consolidated balance sheets do not include a liability for any obligations related to such contract terminations.

Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	2019	2018	2017
Cash paid during the year for:
Interest (including amounts capitalized of $17,190, $12,710, and $10,387, respectively)	$25,639	$15,707	$17,914
Income taxes, net of refunds	100,004	(15,560)	186,544

Summary of Significant Accounting Policies

(a) Cash Equivalents - Cash equivalents consist of short-term debt securities with original maturities of less than 90 days.

(b) Investments in Debt Securities – We account for our investments in debt securities as available-for-sale investments in accordance with Accounting Standards Codification Topic ("ASC") 320, Investments-Debt Securities. Short-term available-for-sale investments are primarily invested in time deposits, commercial paper, government and corporate bonds, with maturities of less than one year. Long-term available-for-sale investments are primarily invested in government and corporate bonds with maturities of less than two years.

Available-for-sale investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale investments, if any, are determined on a specific identification basis.

We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds fair value, the duration of any market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings.

Generally, premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income for our investments. For investments in callable debt securities, any premiums are amortized to the earliest call date. Interest income is recognized when earned.

Refer to Note (4) and Note (11) for further description of these assets and their fair value.

(c) Investments in Equity Securities - We account for our investments in equity securities that give us the ability to exercise significant influence over the operating and financial policies of an investee under the equity method in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method, we recognize our share of the earnings or losses of an investee, generally on a three-month lag. Such share of the investee's earnings or losses are presented in other income, net in our consolidated statements of operations.

We account for our investments in equity securities that do not qualify for equity method accounting in accordance with ASC 321, Investments-Equity Securities ("ASC 321"). We measure these investments at fair value with changes in fair value recognized in other income, net in our consolidated statements of operations for such investments with readily determinable fair values. For these investments that do not have readily determinable fair values, we measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

(g) Software Development Costs - Our software solutions are offered to our clients both through traditional licenses as well as software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40, Internal-Use Software. All other client solution development costs, which represent a significant majority of development costs, are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed.

Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over five years.

Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over five years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.
See Note (7) for further information relating to our software development costs.
(h) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2019, 2018 or 2017. Refer to Note (9) for more information on goodwill and other intangible assets.

(i) Intangible Assets - We account for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Amortization of finite-lived intangible assets is computed using the straight-line method over periods of three to 30 years.

(j) Income Taxes - Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (14) for additional information regarding income taxes.

(k) Earnings per Common Share - Basic earnings per share ("EPS") excludes dilution and is computed, in accordance with ASC 260, Earnings Per Share, by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Refer to Note (15) for additional details of our earnings per share computations.
(l) Accounting for Share-based Payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (16) for a detailed discussion of share-based payments.

(m) Voluntary Separation Benefits - We account for voluntary separation benefits in accordance with the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when the associates irrevocably accept the offer and the amount of the termination liability is reasonably estimable.

(n) Exit or Disposal Cost Obligations - We account for involuntary employee separation benefits pursuant to one-time benefit arrangements and contract termination costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

(o) Foreign Currency - In accordance with ASC 830, Foreign Currency Matters, assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

(p) Collaborative Arrangements - In accordance with ASC 808, Collaborative Arrangements, third party costs incurred and revenues generated by arrangements involving joint operating activities of two or more parties that are each actively involved and exposed to risks and rewards of the activities are classified in the consolidated statements of operations on a gross basis only if we are determined to be the principal participant in the arrangement. Otherwise, third party revenues and costs generated by collaborative arrangements are presented on a net basis. Payments between participants are recorded and classified based on the nature of the payments.

(q) Accounting Pronouncements Adopted in 2019

Leases. In the first quarter of 2019, we adopted new lease accounting guidance. Refer to Note (6) for further details.

Callable Debt Securities. In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain investments in callable debt securities purchased at a premium by requiring the premium be amortized to the earliest call date. Such guidance impacts how premiums are amortized on our available-for-sale investments. We adopted ASU 2017-08 in the first quarter of 2019. Such guidance did not have an impact on our consolidated financial statements and related disclosures.

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

(r) Recently Issued Accounting Pronouncements

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

(2) Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The standard contains a five-

step process to be followed in determining the amount and timing of revenue recognition. It also provides guidance on accounting for costs incurred to obtain or fulfill contracts with customers, and establishes disclosure requirements which are more extensive than those required under prior U.S. GAAP.

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

Prior periods were not retrospectively adjusted. The impact of applying Topic 606 (versus prior U.S. GAAP) increased 2018 revenues and earnings before income taxes by $207 million and $101 million, respectively. This impact was primarily driven by certain new contracts in 2018, which included certain specified upgrades for which we are required to estimate stand-alone selling price when allocating transaction consideration to performance obligations. Under prior U.S. GAAP, we would not have been able to establish vendor specific objective evidence ("VSOE") of fair value for such items, and thus would have delayed the timing of revenue recognition for such contracts.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	For the Years Ended
	2019			2018			2017(1)
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$628,958	$51,627	$680,585	$573,034	$40,544	$613,578	$563,524	$48,666	$612,190
Technology resale	225,076	21,809	246,885	208,722	36,354	245,076	248,524	25,069	273,593
Subscriptions	333,298	25,417	358,715	300,555	25,154	325,709	446,426	22,963	469,389
Professional services	1,760,532	231,946	1,992,478	1,574,407	237,056	1,811,463	1,393,056	198,793	1,591,849
Managed services	1,098,695	115,205	1,213,900	1,060,081	94,860	1,154,941	970,609	76,523	1,047,132
Support and maintenance	904,204	200,434	1,104,638	921,336	196,780	1,118,116	856,304	190,352	1,046,656
Reimbursed travel	87,364	8,033	95,397	92,131	5,311	97,442	96,728	4,735	101,463

Total revenues	$5,038,127	$654,471	$5,692,598	$4,730,266	$636,059	$5,366,325	$4,575,171	$567,101	$5,142,272

(1)As noted above, prior period amounts were not adjusted upon our adoption of Topic 606.

The following table presents our revenues disaggregated by timing of revenue recognition:

	For the Years Ended
	2019			2018
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$4,565,172	$600,953	$5,166,125	$4,271,934	$569,780	$4,841,714
Revenue recognized at a point in time	472,955	53,518	526,473	458,332	66,279	524,611

Total revenues	$5,038,127	$654,471	$5,692,598	$4,730,266	$636,059	$5,366,325

Significant Customers

In 2019, a certain customer within our Domestic segment comprised 13% of our consolidated revenues.

Transaction Price Allocated to Remaining Performance Obligations

As of December 28, 2019, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.71 billion, of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter. As of December 29, 2018, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $15.25 billion.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our consolidated balance sheets as deferred revenue. During 2019 and 2018, substantially all of our contract liability balance at the beginning of each respective year was recognized in revenues during that year.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. As of December 28, 2019 and December 29, 2018, our consolidated balance sheets included assets of $89 million and $86 million, respectively, related to sales commissions to be expensed in future periods, which are included in other assets.

We recognized $41 million of amortization related to these sales commissions assets in each of 2019 and 2018, which is included in costs of revenue in our consolidated statements of operations.

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

Practical Expedients - Topic 606 Adoption

We reflected the aggregate effect of all contract modifications occurring prior to the Topic 606 adoption date when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

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

A summary of net receivables is as follows:

(In thousands)	2019	2018

Client receivables	$1,245,670	$1,237,127
Less: Allowance for doubtful accounts	106,075	64,561

Client receivables, net of allowance	1,139,595	1,172,566

Other receivables	—	10,928

Total receivables, net	$1,139,595	$1,183,494

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(in thousands)	2019	2018	2017

Allowance for doubtful accounts - beginning balance	$64,561	$52,786	$43,028
Additions charged to costs and expenses	57,167	25,529	29,248
Deductions(a)	(15,653)	(13,754)	(19,490)

Allowance for doubtful accounts - ending balance	$106,075	$64,561	$52,786

(a) Deductions in 2017 include a $13 million reclassification to other non-current assets.

During 2019 and 2018, we received total client cash collections of $5.79 billion and $5.49 billion, respectively.

(4) Investments

Available-for-sale investments at the end of 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$185,666	$—	$—	$185,666
Time deposits	64,286	—	—	64,286
Total cash equivalents	249,952	—	—	249,952

Short-term investments:
Time deposits	2,506	—	—	2,506
Government and corporate bonds	83,272	52	(11)	83,313
Total short-term investments	85,778	52	(11)	85,819

Long-term investments:
Government and corporate bonds	96,186	91	(67)	96,210

Total available-for-sale investments	$431,916	$143	$(78)	$431,981

Available-for-sale investments at the end of 2018 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$76,471	$—	$—	$76,471
Time deposits	71,461	—	—	71,461
Commercial paper	10,000	—	—	10,000
Total cash equivalents	157,932	—	—	157,932

Short-term investments:
Time deposits	31,947	—	—	31,947
Commercial paper	75,445	—	(91)	75,354
Government and corporate bonds	294,941	1	(958)	293,984
Total short-term investments	402,333	1	(1,049)	401,285

Long-term investments:
Government and corporate bonds	18,247	—	(55)	18,192

Total available-for-sale investments	$578,512	$1	$(1,104)	$577,409

We sold available-for-sale investments for proceeds of $233 million, $45 million and $29 million in 2019, 2018 and 2017, respectively, resulting in insignificant gains/losses in each period.

Other Investments

At December 28, 2019 and December 29, 2018, we had investments in equity securities that do not have readily determinable fair values of $314 million and $277 million, respectively, accounted for in accordance with ASC 321. Such investments are included in long-term investments in our consolidated balance sheets. We did not record any changes in the measurement of such investments in 2019 or 2018, respectively.

At December 28, 2019, we had investments in equity securities with readily determinable fair values of $14 million, accounted for in accordance with ASC 321. Such investments are included in short-term investments in our consolidated balance sheets. Changes in the measurement of such investments in 2019 of $14 million favorably impacted other income, net.

At December 28, 2019 and December 29, 2018, we had investments in equity securities reported under the equity method of accounting of $9 million and $5 million, respectively.

Essence Group Holdings Corporation

On July 27, 2018, we acquired a minority interest in Essence Group Holdings Corporation ("Essence Group") for cash consideration of $266 million under a Stock Purchase Agreement ("SPA") dated July 9, 2018. Such investment is presented in long-term investments in our consolidated balance sheets and is accounted for in accordance with ASC 321.

Concurrently with the execution of the SPA, we announced a strategic operating relationship with Lumeris Healthcare Outcomes, LLC ("Lumeris"), a subsidiary of Essence Group, pursuant to which we will collaborate to bring to market an EHR-agnostic offering, Maestro AdvantageTM, designed to help providers who participate in value-based arrangements, including Medicare Advantage and provider-sponsored health plans, control costs and improve outcomes. Additionally, in July 2018, we sold certain solutions to Lumeris for an aggregate contract value of $28 million, of which we recognized $12 million and $5 million as revenues in 2019 and 2018, respectively.

(5) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2019	2018

Computer and communications equipment	1	—	5	$1,855,550	$1,686,747
Land, buildings and improvements	12	—	50	1,374,541	1,239,122
Leasehold improvements	1	—	15	214,608	214,697
Furniture and fixtures	5	—	12	132,540	132,180
Other equipment	3	—	20	1,078	1,255

				3,578,317	3,274,001

Less accumulated depreciation and leasehold amortization				1,719,545	1,530,426

Total property and equipment, net				$1,858,772	$1,743,575

Depreciation and leasehold amortization expense for 2019, 2018 and 2017 was $347 million, $323 million and $290 million, respectively.

(6) Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduced a new accounting model that requires most leases to be reported on the balance sheet. It also established disclosure requirements, which are more extensive than those required under prior U.S. GAAP. The standard requires use of the modified retrospective (cumulative effect) transition approach and was effective for the Company in the first quarter of 2019. We selected the effective date of ASU 2016-02 as the date of initial application on transition, as permitted by ASU 2016-02, as amended ("Topic 842"). Under this transition method, the cumulative effect from prior periods upon applying the new guidance to arrangements containing leases was recognized in our consolidated balance sheets as of December 30, 2018. We did not recast comparative periods.

A summary of such cumulative effect adjustment is as follows:

(In thousands)	Increase / (Decrease)

Right-of-use asset	$129,652
Prepaid expenses and other	3,968
Other current liabilities	22,767
Other liabilities	110,853

Arrangements Containing Leases

The cumulative effect adjustment above, is primarily comprised of arrangements where we are the lessee under operating leases for real estate (office, data center, and warehouse space) and certain dedicated fiber optic lines within our infrastructure. The duration of these agreements ranges from several months to in excess of 20 years. Generally, variable lease payments under these operating lease agreements relate to amounts based on changes to an index or rate (i.e. percentage change in the consumer price index). We do not have any arrangements where we are the lessee, classified as finance leases in our consolidated financial statements.

In addition to the items described above, we also procure hotel stays and rental cars in connection with associate business travel, and the use of certain equipment for trade shows, client presentations, conferences, and internal meetings. We have made the policy election to classify such arrangements as short-term leases, as defined in Topic 842. As such, we have not recognized lease liabilities and right-of-use assets for such arrangements in our consolidated financial statements. The duration of these arrangements is less than one month. Therefore, we do not disclose any short-term lease expense, as permitted by Topic 842. Expense for such items is recognized on a straight-line basis over the term of such arrangements.

Arrangements in which we are the lessor are not significant to our consolidated financial statements.

Amounts Included in the Consolidated Financial Statements

The following table presents a summary of lease liability and right-of-use asset amounts included in our consolidated balance sheets as of December 28, 2019, under operating lease arrangements where we are the lessee:

(In thousands)
Description	Balance Sheet Classification	December 28, 2019

Right-of-use asset	Right-of-use assets	$123,155
Lease liability - current	Other current liabilities	29,541
Lease liability - non-current	Other liabilities	104,614

Lease liabilities recorded upon the commencement of operating leases during 2019 were $30 million.

Operating lease cost was $37 million and variable lease cost was less than $1 million in 2019.

Maturity Analysis

Aggregate future payments under operating lease arrangements where we are the lessee (by fiscal year) are as follows:

(In thousands)	Operating Lease Obligations

2020	$33,845
2021	29,604
2022	23,903
2023	16,850
2024	8,250
2025 and thereafter	43,238

Aggregate future payments	155,690
Impact of discounting	(21,535)

Aggregate lease liability at December 28, 2019	$134,155

At December 28, 2019, the weighted-average remaining lease term and weighted-average discount rate for our operating lease arrangements where we are the lessee were 7.11 years and 3.7%, respectively.

Prior Periods

Prior to the adoption of Topic 842, we accounted for arrangements where we were the lessee under operating leases in accordance with ASC 840, Leases. Rent expense for office and warehouse space for our regional and global offices was $31 million in both 2018 and 2017. Aggregate minimum future payments under these non-cancelable operating leases as of December 29, 2018, were as follows:

(In thousands)	Operating Lease Obligations

2019	$29,739
2020	27,669
2021	22,904
2022	17,240
2023	10,166
2024 and thereafter	17,743

$125,461

(7) Software Development

A summary of software development costs, net is as follows:

	2019		2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Software to be sold, leased or marketed	$2,379,028	$1,586,134	$2,173,931	$1,398,090
Software delivered exclusively as a service	305,233	158,268	243,424	124,753

Total	$2,684,261	$1,744,402	$2,417,355	$1,522,843

Software development costs, net		$939,859		$894,512

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2020	$252,370
2021	238,404
2022	190,241
2023	137,172
2024	89,972

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2019	2018	2017

Software development costs	$783,593	$747,128	$705,944
Capitalized software development costs	(273,871)	(273,693)	(274,148)
Amortization of capitalized software development costs	227,414	210,228	173,250

Total software development expense	$737,136	$683,663	$605,046

(8) Business Acquisition

On October 25, 2019, we acquired all of the issued and outstanding membership interests of AbleVets, LLC, a Virginia limited liability company ("AbleVets"). AbleVets is a health IT engineering and consulting company specializing in cybersecurity, cloud and system development solutions for federal organizations. We believe this acquisition enhances our resource capabilities and growth opportunities within our federal business. These factors, combined with the synergies and economies of scale expected from combining the operations of AbleVets, are the basis for acquisition and comprise the resulting goodwill recorded.

Consideration for the acquisition was $75 million in cash. The purchase price is subject to post-closing adjustments for working capital and certain other adjustments, as specified in the Purchase Agreement dated October 17, 2019, as amended.

The acquisition of AbleVets is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a valuation assessment. The allocation of purchase price is subject to changes as working capital and certain other adjustments are agreed upon and finalized, and additional information becomes available; however, we do not expect material changes. The following is a summary of the preliminary allocation of purchase price:

(In thousands)	Allocation Amount

Cash and cash equivalents	$471
Receivables, net	11,690
Prepaid expenses and other	911
Property and equipment, net	1,240
Right-of-use assets	8,448
Goodwill	37,071
Intangible assets, net	37,402
Accounts payable	(5,244)
Deferred revenue	(157)
Accrued payroll and tax withholdings	(5,812)
Other current liabilities	(2,994)
Other liabilities	(8,016)

Total purchase price	$75,010

The fair values of the acquired intangible assets were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, and client attrition rates, among others. Refer to Note (11) for further information about the fair value level hierarchy.

The goodwill was allocated to our Domestic operating segment and is expected to be deductible for tax purposes. Identifiable intangible assets primarily consist of customer relationship intangible assets and are being amortized over a weighted-average period of 8 years. The operating results of AbleVets were combined with our operating results subsequent to the purchase date of October 25, 2019. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

(9) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

(In thousands)	Domestic	International	Total

Balance at the end of 2017	$782,664	$70,341	$853,005
Foreign currency translation adjustment and other	—	(5,461)	(5,461)

Balance at the end of 2018	782,664	64,880	847,544
Goodwill recorded in connection with the AbleVets acquisition	37,071	—	37,071
Foreign currency translation adjustment and other	—	(1,457)	(1,457)

Balance at the end of 2019	$819,735	$63,423	$883,158

A summary of net intangible assets is as follows:

	2019		2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$500,914	$271,211	$465,909	$229,545
Purchased software	364,144	353,722	361,964	311,738
Internal use software	174,572	99,272	143,520	78,633
Trade names	41,731	26,574	40,025	21,275
Other	49,389	15,532	47,905	12,827

Total	$1,130,750	$766,311	$1,059,323	$654,018

Intangible assets, net		$364,439		$405,305

Amortization expense for 2019, 2018 and 2017 was $114 million, $109 million and $118 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2020	$79,434
2021	69,235
2022	63,892
2023	53,125
2024	46,180

(10) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	2019	2018

Credit agreement loans	$600,000	$—
Senior notes	425,000	425,000
Capital lease obligations (under ASC Topic 840)	—	4,914
Other	14,162	14,162

Debt and capital lease obligations	1,039,162	444,076
Less: debt issuance costs	(780)	(360)

Debt and capital lease obligations, net	1,038,382	443,716
Less: current portion	—	(4,914)

Long-term debt	$1,038,382	$438,802

Credit Agreement

In May 2019 and November 2019, we entered into amendments to our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") with a syndicate of lenders. The Credit Agreement provides for an unsecured revolving credit facility expiring in May 2024, and includes: (a) a revolving credit loan facility of up to $1.00 billion at any time outstanding, and (b) a letter of credit facility of up to $100 million at any time outstanding (which is a sub-facility of the $1.00 billion revolving credit loan facility). The Credit Agreement also includes an accordion feature allowing an increase of the credit facility of up to an additional $200 million ($1.20 billion in the aggregate) at any time outstanding, subject to lender participation and the satisfaction of specified conditions. Borrowings outstanding under the Credit Agreement are due in May 2024, with prepayment permitted at any time. Proceeds may be used for working capital and general corporate purposes, including but not limited to certain business acquisitions and purchases under our share repurchase programs. The Credit Agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends, and contains certain leverage and interest coverage covenants.

Generally, interest on revolving credit loans is payable at a variable rate based on LIBOR, prime, or the U.S. federal funds rate, plus a spread that varies depending on leverage ratios maintained. Unused commitment, letter of credit, and other fees are also payable under the Credit Agreement. As of December 28, 2019, the interest rate on revolving credit loans outstanding was 2.54% based on LIBOR plus the applicable spread.

As of December 28, 2019, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $370 million under the Credit Agreement.

Senior Notes

On December 4, 2014, we entered into a Master Note Purchase Agreement (the "Master Note Purchase Agreement") with the Purchasers listed therein, pursuant to which we may issue and sell up to an aggregate principal amount of $1.50 billion of unsecured senior promissory notes to those Purchasers electing to purchase. In January 2015, we issued $500 million aggregate principal amount of unsecured Senior Notes ("Senior Notes"), pursuant to the Master Note Purchase Agreement. The issuance consisted of $225 million of 3.18% Series 2015-A Notes due February 15, 2022, $200 million of 3.58% Series 2015-B Notes due February 14, 2025, and $75 million in floating rate Series 2015-C Notes due February 15, 2022. Interest is payable semiannually on February 15th and August 15th in each year, commencing on August 15, 2015 for the Series 2015-A Notes and Series 2015-B Notes. The Master Note Purchase Agreement contains certain leverage and interest coverage ratio covenants and provides certain restrictions on our ability to borrow, incur liens, sell assets, and other customary terms. Proceeds from the Senior Notes are available for general corporate purposes. As of December 28, 2019, the remaining $1.00 billion available for sale is uncommitted and subject to participation by the Purchasers under the Master Note Purchase Agreement.

In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

Capital Lease Obligations

Capital lease obligations primarily related to the procurement of hardware and health care devices, accounted for in accordance with ASC Topic 840.

Other

Other indebtedness includes estimated amounts payable through September 1, 2025, under an agreement entered into in September 2015.

2019 Shelf Agreement

In November 2019, we entered into a Master Note Agreement (the "2019 Shelf Agreement"), pursuant to which we may issue and sell up to an aggregate principal amount of $1.05 billion of unsecured senior promissory notes ("Notes") over a three year period. The $1.05 billion available for sale is uncommitted and subject to participation by the Purchasers under the 2019 Shelf Agreement. The Notes will be priced based on real-time quotes for treasuries and credit spreads at the time of issuance and will either be Fixed Rate Notes or Floating Rate Notes, depending on the terms agreed to between us and the Purchasers. Proceeds from the Notes may be used for general corporate purposes. No Notes have been issued under the 2019 Shelf Agreement as of December 28, 2019.

Covenant Compliance

As of December 28, 2019, we were in compliance with all debt covenants.

Interest Rate Swap

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement, with an initial notional amount of $600 million, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap has an effective start date of May 13, 2019, and is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. As of December 28, 2019, this swap was in a net liability position with an aggregate fair value of $17 million, which is presented in our consolidated balance sheets in other current liabilities. We classify fair value measurements of our interest rate swap as Level 2, as further described in Note (11).

Our interest rate swap agreement is accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Such agreement is designated as a cash flow hedge and considered to be highly effective under hedge accounting principles. Therefore, the swap agreement is recognized in our consolidated balance sheets as either an asset or liability, measured at fair value. Changes in the fair value of the swap agreement are initially recorded in accumulated other comprehensive loss, net and then subsequently recognized in our consolidated statements of operations in the periods in which earnings are affected by the hedged item. All cash flows associated with the swap agreement are classified as operating activities in our consolidated statements of cash flows.

Maturities of indebtedness outstanding at the end of 2019 are as follows:

(In thousands)	Credit Agreement Loans	Senior Notes	Other	Total

2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	225,000	—	225,000
2023	—	—	—	—
2024	600,000	—	—	600,000
2025 and thereafter	—	200,000	14,162	214,162

Total	$600,000	$425,000	$14,162	$1,039,162

(11) Fair Value Measurements

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

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2019:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$185,666	$—	$—
Time deposits	Cash equivalents	—	64,286	—
Time deposits	Short-term investments	—	2,506	—
Government and corporate bonds	Short-term investments	—	83,313	—
Government and corporate bonds	Long-term investments	—	96,210	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at the end of 2018:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$76,471	$—	$—
Time deposits	Cash equivalents	—	71,461	—
Commercial Paper	Cash equivalents	—	10,000	—
Time deposits	Short-term investments	—	31,947	—
Commercial paper	Short-term investments	—	75,354	—
Government and corporate bonds	Short-term investments	—	293,984	—
Government and corporate bonds	Long-term investments	—	18,192	—

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
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at the end of 2019 and 2018 was approximately $1.07 billion and $431 million, respectively. The carrying amount of such debt at the end of 2019 and 2018 was $1.03 billion and $425 million, respectively.

(12) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.

In 2019, we incurred a $30 million pre-tax charge in connection with a client dispute that arose during the same period, for which we paid cash of $20 million and $10 million in July 2019 and January 2020, respectively. Such pre-tax charge is included in sales and client service expense in our consolidated statements of operations. We have entered into a settlement with the client, releasing us from certain claims related to this dispute. We have not accrued a reserve for any additional damages or claims at this time because we cannot reasonably determine the probability of a loss and we cannot reasonably estimate the amount of loss, if any. While we can provide no assurances as to the ultimate outcome of any damages resulting from the excluded claims arising from this dispute, we believe the amount, if any, we will be required to pay to fully settle this dispute will not have a material adverse impact on our business, results of operations, cash flows or financial condition.

As previously disclosed, we continue to be in dispute with Fujitsu Services Limited ("Fujitsu") regarding Fujitsu's obligation to pay amounts to us due upon the termination of a subcontract, including client receivables, in connection with Fujitsu's contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England. The NHS terminated its contract with Fujitsu, which gave rise to the termination of our subcontract with Fujitsu. We filed a request for arbitration with the London Court of International Arbitration on April 22, 2019 seeking damages. On December 30, 2019, Fujitsu filed its Defense and Counterclaim (the "Counterclaim") in response. In its Counterclaim, Fujitsu defends against our claim in full and argues that we are liable to Fujitsu for: (i) £306 million in damages based on our alleged fraudulent misrepresentations inducing Fujitsu to enter into the subcontract; or (ii) alternatively, £173.8 million in damages based on our alleged breaches of the subcontract.
We believe that Fujitsu's claims are without merit and will vigorously defend against them, and we continue to believe that we have valid and equitable grounds for recovery of the disputed client receivables; however, there can be no assurances as to the outcome of the dispute. As previously disclosed, we recorded a pre-tax charge of $45 million in the fourth quarter of 2018 to provide an allowance against the disputed client receivables reflecting the uncertainty in collection of such receivables and related litigation risk resulting from the conclusion of the non-binding alternative dispute resolution procedures, which occurred before we filed our request for arbitration. Such pre-tax charge is included in sales and client service expense in our consolidated statements of operations. We have not concluded that a loss related to the new claims raised by Fujitsu in the Counterclaim is probable, nor have we accrued a liability related to these claims beyond the previously reported pre-tax charge recorded in the fourth quarter of 2018. Although we believe a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Counterclaim given that the dispute is in the early stages of the arbitration process.
Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health Services, Inc. and NextGen prior to the acquisition of the assets of Siemens Health Services, Inc. by Cerner HS in 2015. In September 2017, the court issued a preliminary injunction to prevent NextGen from refusing to honor certain contractual obligations to support Cerner HS's clients who use NextGen ambulatory EHR solutions. In September 2018, NextGen filed a counterclaim alleging breach of contract and tortious interference but did not specify its damages. In August 2019, NextGen provided an expert report alleging profit disgorgement damages of $135 million or, alternatively, $30.5 million in lost profit damages, but the report did not discuss how our actions allegedly caused NextGen's damages. In December 2019, we deposed NextGen's expert, gaining additional clarity on categories of alleged damages but not on the alleged theories of liability. A jury trial is set to begin on April 20, 2020. We believe NextGen's claims are without merit and will vigorously defend against them; however, there can be no assurances as to the outcome of the dispute. We have not concluded that a loss related to the claims raised by NextGen in its counterclaim is probable, nor have we accrued a liability related to these claims. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by NextGen's expert, and the continued lack of clarity on the causal connection between Cerner Corporation's and Cerner HS's actions and any alleged damages.
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

(13) Other Income

A summary of non-operating income and expense is as follows:

	For the Years Ended
(In thousands)	2019	2018	2017

Interest income	$38,227	$34,211	$18,933
Interest expense	(14,469)	(7,987)	(8,012)
Gain on sale of equity investment	15,509	—	—
Unrealized gain on equity investment	14,112	—	—
Other	464	(158)	(4,263)

Other income, net	$53,843	$26,066	$6,658

(14) Income Taxes

Income tax expense (benefit) for 2019, 2018 and 2017 consists of the following:

	For the Years Ended
(In thousands)	2019	2018	2017

Current:
Federal	$45,575	$89,551	$37,708
State	13,429	24,804	4,878
Foreign	14,929	22,009	10,156
Total current expense	73,933	136,364	52,742
Deferred:
Federal	30,353	31,129	13,676
State	11,747	8,144	23,278
Foreign	9,025	(4,845)	10,455
Total deferred expense	51,125	34,428	47,409

Total income tax expense	$125,058	$170,792	$100,151

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2019 and 2018 relate to the following:

(In thousands)	2019	2018

Deferred tax assets:
Accrued expenses	$31,995	$31,273
Tax credits and separate return net operating losses	19,186	22,826
Share-based compensation	52,643	60,901
Lease liability	29,939	—
Other	12,701	14,951
Gross deferred tax assets	146,464	129,951
Less: Valuation Allowance	—	(1,404)
Total deferred tax assets	146,464	128,547

Deferred tax liabilities:
Software development costs	(247,217)	(229,624)
Property and equipment	(171,267)	(131,516)
Prepaid expenses	(39,311)	(39,154)
Contract and service revenues and costs	(12,112)	(35,933)
Lease right-of-use assets	(28,100)	—
Other	(10,549)	(6,199)
Total deferred tax liabilities	(508,556)	(442,426)

Net deferred tax liability	$(362,092)	$(313,879)

At the end of 2019, we had net operating loss carry-forwards from foreign jurisdictions of $25 million that are available to offset future taxable income with no expiration. In addition, we had a state income tax credit carry-forward of $11 million available to offset income tax liabilities through December 31, 2030. We expect to fully utilize the net operating loss and tax credit carry-forwards in future periods.

At the end of 2019, we had not provided tax on the cumulative undistributed earnings of certain foreign subsidiaries of approximately $80 million, because it is our intention to reinvest these earnings indefinitely. The unrecognized deferred tax liability relating to these earnings is approximately $17 million.

The effective income tax rates for 2019, 2018, and 2017 were 19%, 21%, and 10%, respectively. These effective rates differ from the U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 as follows:

	For the Years Ended
(In thousands)	2019	2018	2017

Tax expense at statutory rates	$137,447	$168,179	$338,495
State income tax, net of federal benefit	18,561	25,321	22,214
Tax credits	(22,750)	(19,737)	(17,727)
Foreign rate differential	(6,328)	(4,851)	(26,379)
Share-based compensation	(8,090)	(1,696)	(62,501)
Change in U.S. tax rate	—	—	(170,999)
Deemed mandatory repatriation	—	—	25,114
Permanent differences	3,278	6,224	(10,700)
Other, net	2,940	(2,648)	2,634

Total income tax expense	$125,058	$170,792	$100,151

H.R. 1, An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 ("U.S. Tax Reform"), was enacted on December 22, 2017. U.S. Tax reform provides for, among other things, the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The impact of U.S. Tax Reform on our 2017 tax rate includes the impact of the revaluation of our net deferred tax liability to the lower enacted tax rate, and the impact of mandatory deemed repatriation. U.S. Tax Reform impacts our 2018 and 2019 tax rates through the reduced federal statutory tax rate, partially offset by the repeal of the permanent domestic production deduction, increases to permanently nondeductible expenses, as well as a new global intangible low-taxed income ("GILTI") inclusion. We have elected to account for GILTI Tax as incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2019	2018	2017

Unrecognized tax benefit - beginning balance	$18,688	$15,287	$9,769
Gross decreases - tax positions in prior periods	(2,383)	—	(1,734)
Gross increases - tax positions in prior periods	1,220	1,591	7,252
Gross increases - tax positions in current year	1,607	2,370	—
Settlements	—	(541)	—
Currency translation	(7)	(19)	—

Unrecognized tax benefit - ending balance	$19,125	$18,688	$15,287

If recognized, $12 million of the unrecognized tax benefit will favorably impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to $15 million within the next twelve months. Our federal returns have been examined by the Internal Revenue Service through 2016. Our federal returns are open for examination for 2017 and thereafter. We have various state and foreign returns under examination.

The ending amounts of accrued interest and penalties related to unrecognized tax benefits were $4 million in 2019 and $3 million in 2018. We classify interest and penalties as income tax expense in our consolidated statement of operations, and our income tax expense for 2019 and 2018 each included $1 million of interest and penalties.

The foreign portion of our earnings before income taxes was $109 million, $89 million, and $126 million in 2019, 2018, and 2017 respectively, and the remaining portion was domestic.

(15) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2019			2018			2017
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$529,454	318,229	$1.66	$630,059	330,084	$1.91	$866,978	331,373	$2.62
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	3,006		—	3,488		—	6,626
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$529,454	321,235	$1.65	$630,059	333,572	$1.89	$866,978	337,999	$2.57

Options to purchase 9.6 million, 12.9 million and 10.6 million shares of common stock at per share prices ranging from $52.32 to $75.83, $50.04 to $73.40 and $50.04 to $73.40, were outstanding at the end of 2019, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(16) Share-Based Compensation and Equity
Stock Option and Equity Plans

As of the end of 2019, we had five fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"); and four plans from which no new grants are permitted, but some awards remain outstanding (Plans D, E, F, and G).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2019, 24.4 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of 4 or 5 years and are exercisable for periods of up to 10 years.

Stock Options

The fair market value of each stock option award granted in 2019 is estimated on the date of grant using the Black-Scholes-Merton ("BSM") pricing model. The pricing model requires the use of the following estimates and assumptions:

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

•	The risk-free rate is based on the zero-coupon U.S. Treasury bond with a term consistent with the expected term of the awards.

The weighted-average assumptions used to estimate the fair market value of stock options were as follows:

	For the Years Ended
	2019	2018	2017

Expected volatility (%)	25.0%	27.0%	26.7%
Expected dividend rate (%)	1%	—	—
Expected term (yrs)	7	7	7
Risk-free rate (%)	2.4%	2.8%	2.1%

Stock option activity for 2019 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	21,792	$52.31
Granted	1,108	65.62
Exercised	(6,221)	42.89
Forfeited and expired	(1,263)	60.86
Outstanding at end of year	15,416	56.36	$260,809	6.06

Exercisable at end of year	7,939	$52.16	$167,710	4.47

	For the Years Ended
(In thousands, except for grant date fair values)	2019	2018	2017

Weighted-average grant date fair values	$17.51	$20.13	$20.50

Total intrinsic value of options exercised	$155,202	$74,530	$252,277

Cash received from exercise of stock options	258,036	91,349	76,705

Tax benefit realized upon exercise of stock options	36,629	17,233	85,657

As of the end of 2019, there was $98 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.67 years.

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

Non-vested share and share unit activity for 2019 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	882	$62.82
Granted	2,349	66.49
Vested	(448)	67.00
Forfeited	(149)	64.31

Outstanding at end of year	2,634	$65.30

	For the Years Ended
(In thousands, except for grant date fair values)	2019	2018	2017

Weighted average grant date fair values for shares granted during the year	$66.49	$59.34	$66.97

Total fair value of shares vested during the year	$30,558	$26,264	$11,050

As of the end of 2019, there was $128 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.11 years.

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

Share-Based Compensation Cost

Our stock option and non-vested share and share unit awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and share units and ASPP are as follows:

	For the Years Ended
(In thousands)	2019	2018	2017

Stock option and non-vested share and share unit compensation expense	$103,641	$95,423	$83,019
Associate stock purchase plan expense	6,053	6,082	6,277
Amounts capitalized in software development costs, net of amortization	(410)	914	(327)

Amounts charged against earnings, before income tax benefit	$109,284	$102,419	$88,969

Amount of related income tax benefit recognized in earnings	$20,967	$21,371	$25,265

Preferred Stock

As of the end of 2019 and 2018, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock
Under our current share repurchase program, which was initially approved by our Board of Directors in May 2017 and most recently amended in December 2019, the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During 2019, 2018, and 2017, we repurchased 18.8 million, 11.2 million, and 2.7 million shares for total consideration of $1.30 billion, $644 million, and $173 million, respectively, under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of December 28, 2019, $1.68 billion remains available for repurchase under the program.

Dividends

On December 12, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on January 9, 2020 to shareholders of record as of December 27, 2019. On September 10, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on October 9, 2019 to shareholders of record as of September 25, 2019. On May 29, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 26, 2019 to shareholders of record as of June 18, 2019. In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At December 28, 2019, our consolidated balance sheet included a liability for dividends payable of $56 million, which is included in other current liabilities.

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2016	$(109,827)	$—	$(338)	$(110,165)
Other comprehensive income (loss) before reclassifications	37,463	—	(672)	36,791
Amounts reclassified from AOCI	—	—	(8)	(8)

Balance at December 30, 2017	(72,364)	—	(1,018)	(73,382)

Other comprehensive income (loss) before reclassifications	(30,575)	—	402	(30,173)
Amounts reclassified from AOCI	—	—	3	3

Balance at December 29, 2018	(102,939)	—	(613)	(103,552)

Other comprehensive income (loss) before reclassifications	(3,408)	(13,078)	901	(15,585)
Amounts reclassified from AOCI	—	500	(23)	477

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Years Ended
AOCI Component	Location	2019	2018	2017

Unrealized loss on cash flow hedge	Other income, net	$(624)	$—	$—
	Income taxes	124	—	—

	Net of tax	(500)	—	—

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	29	(4)	12
	Income taxes	(6)	1	(4)

	Net of tax	23	(3)	8

Total amount reclassified, net of tax		$(477)	$(3)	$8

(17) Foundations Retirement Plan

The Cerner Corporation Foundations Retirement Plan (the "Plan") was established under Section 401(k) of the Internal Revenue Code. All associates age 18 and older and who are not a member of an excluded class are eligible to participate. Participants may elect to make pre-tax and Roth (post-tax) contributions from 1% to 80% of eligible compensation to the Plan, subject to annual limitations determined by the Internal Revenue Service. Participants may direct contributions into mutual funds, a stable value fund, a Company stock fund, or a self-directed brokerage account. The Plan has a first tier discretionary match that is made on behalf of participants in an amount equal to 33% of the first 6% of the participant's salary contribution. The Plan's first tier discretionary match expenses were $31 million, $31 million and $29 million for 2019, 2018 and 2017, respectively.

The Plan also provides for a second tier matching contribution that is purely discretionary, the payment of which will depend on overall Company performance and other conditions. If approved by the Compensation Committee, contributions by the Company will be tied to attainment of established financial metric goals, such as earnings per share for the year. Participants who defer 2% of their paid base salary, are actively employed as of the last day of the Plan year and have worked at least 92 consecutive calendar days with Cerner during such Plan year are eligible to receive the second tier discretionary match contribution, if any such second tier matching contribution is approved by the Compensation Committee. For the years ended 2019 and 2018, we expensed $28 million and $10 million, respectively, for the second tier discretionary distributions.

(18) Purchase Obligations

We have purchase commitments with various vendors, and minimum funding commitments under collaboration agreements through 2029. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2020	$151,950
2021	95,933
2022	34,501
2023	37,237
2024	30,462
2025 and thereafter	560,925

$911,008

(19) Segment Reporting

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

The following table presents a summary of our operating segments and other expense for 2019, 2018 and 2017:

(In thousands)	Domestic	International	Other	Total

2019
Revenues	$5,038,127	$654,471	$—	$5,692,598

Costs of revenue	967,035	104,006	—	1,071,041
Operating expenses	2,398,422	276,914	1,345,552	4,020,888
Total costs and expenses	3,365,457	380,920	1,345,552	5,091,929

Operating earnings (loss)	$1,672,670	$273,551	$(1,345,552)	$600,669

(In thousands)	Domestic	International	Other	Total

2018
Revenues	$4,730,266	$636,059	$—	$5,366,325

Costs of revenue	827,904	109,444	—	937,348
Operating expenses	2,164,465	321,116	1,168,611	3,654,192
Total costs and expenses	2,992,369	430,560	1,168,611	4,591,540

Operating earnings (loss)	$1,737,897	$205,499	$(1,168,611)	$774,785

(In thousands)	Domestic	International	Other	Total

2017
Revenues	$4,575,171	$567,101	$—	$5,142,272

Costs of revenue	755,729	98,362	—	854,091
Operating expenses	1,998,544	264,196	1,064,970	3,327,710
Total costs and expenses	2,754,273	362,558	1,064,970	4,181,801

Operating earnings (loss)	$1,820,898	$204,543	$(1,064,970)	$960,471

(20) Quarterly Results (unaudited)

Selected quarterly financial data for 2019 and 2018 is set forth below:

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2019

First Quarter	$1,389,877	$206,376	$166,219	$0.51	$0.51

Second Quarter(a)	1,431,061	154,123	126,969	0.40	0.39

Third Quarter(a)(b)	1,429,428	102,312	81,935	0.26	0.26

Fourth Quarter(a)(b)	1,442,232	191,701	154,331	0.49	0.49

Total	$5,692,598	$654,512	$529,454

(a)Second through Fourth quarter results include pre-tax charges for employee separation costs of $41 million, $32 million and $13 million, respectively, as further described in Note (1).
(b)Third and Fourth quarter results include pre-tax charges for contract termination costs of $60 million and $6 million, respectively, as further described in Note (1).

(In thousands, except per share data)	Revenues	Earnings Before Income Taxes	Net Earnings	Basic Earnings Per Share	Diluted Earnings Per Share

2018

First Quarter	$1,292,861	$200,079	$160,001	$0.48	$0.48

Second Quarter	1,367,727	214,884	169,357	0.51	0.51

Third Quarter	1,340,073	214,099	169,381	0.51	0.51

Fourth Quarter (c)	1,365,664	171,789	131,320	0.40	0.40

Total	$5,366,325	$800,851	$630,059

(c) Fourth quarter results include a pre-tax charge of $45 million to provide an allowance against certain client receivables with Fujitsu, as further discussed in Note (12).