Form 10-Q
period 2020-03-31
CERNER Corp
filed 2020-04-29
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2020
Common Stock, $0.01 par value per share	304,348,600 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 (unaudited) and December 28, 2019

(In thousands, except share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$285,412	$441,843
Short-term investments	113,363	99,931
Receivables, net	1,151,028	1,139,595
Inventory	23,457	23,182
Prepaid expenses and other	390,346	392,073
Total current assets	1,963,606	2,096,624

Property and equipment, net	1,835,138	1,858,772
Right-of-use assets	128,095	123,155
Software development costs, net	954,201	939,859
Goodwill	881,092	883,158
Intangible assets, net	350,187	364,439
Long-term investments	411,793	419,419
Other assets	212,318	209,196

Total assets	$6,736,430	$6,894,622

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$295,950	$273,440
Deferred revenue	316,611	360,025
Accrued payroll and tax withholdings	248,853	245,843
Other current liabilities	157,072	148,140
Total current liabilities	1,018,486	1,027,448

Long-term debt	1,338,417	1,038,382
Deferred income taxes	378,530	377,657
Other liabilities	137,918	133,807
Total liabilities	2,873,351	2,577,294

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 370,178,300 shares issued at March 31, 2020 and 367,634,796 shares issued at December 28, 2019	3,702	3,676
Additional paid-in capital	2,054,252	1,905,171
Retained earnings	6,022,256	5,934,909
Treasury stock, 65,919,144 shares at March 31, 2020 and 56,723,546 shares at December 28, 2019	(4,057,768)	(3,407,768)
Accumulated other comprehensive loss, net	(159,363)	(118,660)
Total shareholders' equity	3,863,079	4,317,328

Total liabilities and shareholders' equity	$6,736,430	$6,894,622

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2020 and March 30, 2019
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2020	2019

Revenues	$1,411,741	$1,389,877
Costs and expenses:
Costs of revenue	254,416	253,204
Sales and client service	636,649	640,187
Software development (Includes amortization of $61,011 and $56,245, respectively)	185,320	180,361
General and administrative	139,852	96,196
Amortization of acquisition-related intangibles	17,128	21,985

Total costs and expenses	1,233,365	1,191,933

Operating earnings	178,376	197,944

Other income, net	5,595	8,432

Earnings before income taxes	183,971	206,376
Income taxes	(36,812)	(40,157)

Net earnings	$147,159	$166,219

Basic earnings per share	$0.48	$0.51
Diluted earnings per share	$0.47	$0.51
Basic weighted average shares outstanding	309,657	324,573
Diluted weighted average shares outstanding	312,240	327,003
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2020 and March 30, 2019
(unaudited)

	Three Months Ended
(In thousands)	2020	2019

Net earnings	$147,159	$166,219
Foreign currency translation adjustment and other (net of taxes (benefit) of $425 and $(183), respectively)	(20,546)	2,321
Unrealized loss on cash flow hedge (net of tax benefit of $6,350 for the three months ended March 31, 2020)	(19,308)	—
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(279) and $210, respectively)	(849)	637

Comprehensive income	$106,456	$169,177

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2020 and March 30, 2019
(unaudited)

	Three Months Ended
(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$147,159	$166,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172,646	166,671
Share-based compensation expense	35,031	19,860
Provision for deferred income taxes	10,449	3,998
Investment gains	(477)	—
Changes in assets and liabilities:
Receivables, net	(22,774)	13,789
Inventory	(296)	928
Prepaid expenses and other	(13,681)	(13,318)
Accounts payable	8,539	(10,891)
Accrued income taxes	1,105	4,256
Deferred revenue	(42,310)	(61,547)
Other accrued liabilities	(11,885)	27,301

Net cash provided by operating activities	283,506	317,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(49,248)	(119,261)
Capitalized software development costs	(73,855)	(74,551)
Purchases of investments	(39,194)	(90,953)
Sales and maturities of investments	36,112	110,104
Purchase of other intangibles	(9,682)	(8,994)
Acquisition of business, net of cash acquired	(744)	—

Net cash used in investing activities	(136,611)	(183,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	300,000	—
Proceeds from exercise of stock options	118,203	15,281
Payments to taxing authorities in connection with shares directly withheld from associates	(4,517)	(1,730)
Treasury stock purchases	(650,000)	(20,542)
Dividends paid	(56,047)	—
Other	(3,600)	—

Net cash used in financing activities	(295,961)	(6,991)

Effect of exchange rate changes on cash and cash equivalents	(7,365)	2,415

Net increase (decrease) in cash and cash equivalents	(156,431)	129,035
Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$285,412	$503,161

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2020 and March 30, 2019
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	$3,629	$1,591,138	$5,742,744	$(2,107,768)	$(100,594)

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	$3,702	$2,054,252	$6,022,256	$(4,057,768)	$(159,363)

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

Fiscal Period End

Prior to fiscal year 2020, our first fiscal quarter ended on the Saturday closest to March 31. The first quarter of 2019 consisted of 91 days and ended on March 30, 2019.

In December 2019, our Board of Directors approved the change of our fiscal year to a calendar year, commencing with fiscal year 2020. Accordingly, our 2020 first fiscal quarter was extended and ran from December 29, 2019 to March 31, 2020; consisting of 94 days.

All references to periods in these notes to condensed consolidated financial statements represent the respective periods described above ending on March 31, 2020 and March 30, 2019, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended
(In thousands)	2020	2019
Cash paid during the period for:
Interest (including amounts capitalized of $4,633 and $3,797, respectively)	$11,811	$7,288
Income taxes, net of refunds	2,869	22,511
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	17,762	15,627

Accounting Pronouncements Adopted in 2020

Credit Losses on Financial Instruments. In the first quarter of 2020, we adopted new guidance regarding impairment assessment for certain financial assets. Refer to Notes (3) and (4) for further details.

Collaborative Arrangements. In November 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB's recent revenue standard (Topic 606). Such guidance clarifies revenue recognition and financial statement presentation for transactions between collaboration participants. We adopted ASU 2018-18 in the first quarter of 2020. Such guidance did not have an impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform, such as the upcoming discontinuance of the London Interbank Offered Rate ("LIBOR"). The accommodations within ASU 2020-04 may be applied prospectively from the beginning of our 2020 first quarter through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 may have on our contracts that reference LIBOR, specifically, our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and related interest rate swap. As of the date of this filing, we have not elected to apply any of the provisions of this standard.

(2) Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$146,497	$11,535	$158,032	$140,445	$14,032	$154,477
Technology resale	44,449	7,038	51,487	49,158	6,382	55,540
Subscriptions	86,936	7,449	94,385	77,702	6,589	84,291
Professional services	452,784	58,562	511,346	437,229	53,210	490,439
Managed services	279,736	29,618	309,354	277,325	27,068	304,393
Support and maintenance	223,416	50,265	273,681	226,481	50,482	276,963
Reimbursed travel	12,597	859	13,456	22,490	1,284	23,774

Total revenues	$1,246,415	$165,326	$1,411,741	$1,230,830	$159,047	$1,389,877

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,165,515	$153,444	$1,318,959	$1,135,982	$142,211	$1,278,193
Revenue recognized at a point in time	80,900	11,882	92,782	94,848	16,836	111,684

Total revenues	$1,246,415	$165,326	$1,411,741	$1,230,830	$159,047	$1,389,877

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.47 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as deferred revenue. During the three months ended March 31, 2020, we recognized $128 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

A certain customer within our Domestic segment comprised 17% and 10% of our consolidated revenues for the first three months of 2020 and 2019, respectively.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	March 31, 2020	December 28, 2019

Client receivables	$1,274,158	$1,245,670
Less: Allowance for doubtful accounts	123,130	106,075

Total receivables, net	$1,151,028	$1,139,595

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(In thousands)

Allowance for doubtful accounts - balance at December 28, 2019	$106,075
Cumulative effect of accounting change (ASU 2016-13)	4,606
Additions charged to costs and expenses	15,678
Deductions	(3,229)

Allowance for doubtful accounts - balance at March 31, 2020	$123,130

During the first three months of 2020 and 2019, we received total client cash collections of $1.37 billion and $1.36 billion, respectively.

Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides a new impairment model for certain financial assets that is based on expected losses rather than incurred losses. Such guidance impacts how we determine our allowance for estimated uncollectible client receivables. The standard requires use of the modified retrospective (cumulative effect) transition approach as of the beginning of the first reporting period in which the guidance was effective, which for the Company was the first quarter of 2020. Under this transition method, the cumulative effect from prior periods upon applying this new guidance was recognized in our condensed consolidated balance sheets as of December 29, 2019. We did not recast comparative periods.

A summary of such cumulative effect adjustment is as follows:

(In thousands)	Increase/(Decrease)

Receivables, net	$(4,606)
Retained earnings	(4,606)

The cumulative effect adjustment is the result of providing an allowance on unbilled client receivables, for which we have an unconditional right to invoice and receive payment in the future.

Our estimates of expected credit losses for client receivables at both December 29, 2019 and March 31, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws, reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by their response to the COVID-19 pandemic, which may be material.

(4) Investments

Available-for-sale investments at March 31, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$149,756	$—	$—	$149,756
Time deposits	60,614	—	—	60,614
Total cash equivalents	210,370	—	—	210,370

Short-term investments:
Time deposits	14,737	—	—	14,737
Commercial paper	5,000	—	(26)	4,974
Government and corporate bonds	79,298	69	(304)	79,063
Total short-term investments	99,035	69	(330)	98,774

Long-term investments:
Government and corporate bonds	86,192	50	(853)	85,389

Total available-for-sale investments	$395,597	$119	$(1,183)	$394,533

Available-for-sale investments at December 28, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$185,666	$—	$—	$185,666
Time deposits	64,286	—	—	64,286
Total cash equivalents	249,952	—	—	249,952

Short-term investments:
Time deposits	2,506	—	—	2,506
Government and corporate bonds	83,272	52	(11)	83,313
Total short-term investments	85,778	52	(11)	85,819

Long-term investments:
Government and corporate bonds	96,186	91	(67)	96,210

Total available-for-sale investments	$431,916	$143	$(78)	$431,981

We sold available-for-sale investments for proceeds of $5 million during the three months ended March 31, 2020, resulting in insignificant losses in the period.

Other Investments

At March 31, 2020 and December 28, 2019, we had investments in equity securities that do not have readily determinable fair values of $315 million and $314 million, respectively, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the three months ended March 31, 2020 and March 30, 2019, respectively.

Impairment Assessment

We adopted ASU 2016-13 in the first quarter of 2020, which made certain amendments to the model used to assess available-for-sale debt securities for impairment. Such guidance provides that an available-for-sale debt security is impaired if the fair value of the security is less than its amortized cost basis. A determination is made whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, such as market liquidity or changes in interest rates. Impairment related to credit losses is recognized in net earnings, whereas impairment related to other factors is recognized as a component of accumulated other comprehensive loss, net. During the three months ended March 31, 2020, we did not recognize any impairment on our available-for-sale debt securities through net earnings.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	March 31, 2020	December 28, 2019

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2020-A due March 11, 2030	300,000	—
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	14,162	14,162

Total indebtedness	1,339,162	1,039,162
Less: debt issuance costs	(745)	(780)

Long-term debt	$1,338,417	$1,038,382

Credit Agreement

As of March 31, 2020, the interest rate on revolving credit loans outstanding under our Credit Agreement was 1.60% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At March 31, 2020 and December 28, 2019, this swap was in a net liability position with an aggregate fair value of $42 million and $17 million, respectively; which is presented in our condensed consolidated balance sheets in other current liabilities.

Series 2020-A Senior Notes

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes (the "Series 2020-A Notes") due March 11, 2030; pursuant to the Master Note Agreement (the "2019 Shelf Agreement") we entered into in November 2019. Interest on the Series 2020-A Notes is payable semiannually on each March 11 and September 11, commencing September 11, 2020, and the principal balance is due at maturity. The Company may prepay at any time all, or any part of, the outstanding principal amount of the Series 2020-A Notes, subject to the payment of a make-whole amount. The Series 2020-A Notes are subject to the terms of the 2019 Shelf Agreement, which contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of March 31, 2020, $750 million remains available for sale under the 2019 Shelf Agreement, which is uncommitted and subject to participation by the Purchasers.

(6) Fair Value Measurements

We determine fair value measurements used in our consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table details our financial assets measured and recorded at fair value on a recurring basis at March 31, 2020:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$149,756	$—	$—
Time deposits	Cash equivalents	—	60,614	—
Time deposits	Short-term investments	—	14,737	—
Commercial paper	Short-term investments	—	4,974	—
Government and corporate bonds	Short-term investments	—	79,063	—
Government and corporate bonds	Long-term investments	—	85,389	—

The following table details our financial assets measured and recorded at fair value on a recurring basis at December 28, 2019:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$185,666	$—	$—
Time deposits	Cash equivalents	—	64,286	—
Time deposits	Short-term investments	—	2,506	—
Government and corporate bonds	Short-term investments	—	83,313	—
Government and corporate bonds	Long-term investments	—	96,210	—

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at March 31, 2020 and December 28, 2019 was approximately $1.35 billion and $1.07 billion, respectively. The carrying amount of such debt at March 31, 2020 and December 28, 2019 was $1.33 billion and $1.03 billion, respectively.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 20.0% and 19.5% for the first three months of 2020 and 2019, respectively.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$147,159	309,657	$0.48	$166,219	324,573	$0.51
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,583		—	2,430
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$147,159	312,240	$0.47	$166,219	327,003	$0.51

For the three months ended March 31, 2020 and March 30, 2019, options to purchase 4.1 million and 13.7 million shares of common stock at per share prices ranging from $56.76 to $76.49 and $47.99 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the three months ended March 31, 2020 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	15,416	$56.36
Granted	2	73.01
Exercised	(2,449)	48.43
Forfeited and expired	(152)	61.55
Outstanding as of March 31, 2020	12,817	57.82	$83,254	6.08

Exercisable as of March 31, 2020	6,269	$54.59	$61,354	4.55

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the three months ended March 31, 2020 were as follows:

Expected volatility (%)	24.5%
Expected dividend rate (%)	1%
Expected term (yrs)	6
Risk-free rate (%)	1.5%
Fair value per option	$17.53

As of March 31, 2020, there was $79 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.52 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended March 31, 2020 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	2,634	$65.30
Granted	43	72.28
Vested	(157)	64.01
Forfeited	(22)	65.49

Outstanding as of March 31, 2020	2,498	$65.50
As of March 31, 2020, there was $108 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.88 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2020	2019

Stock option and non-vested share and share unit compensation expense	$35,031	$19,860
Associate stock purchase plan expense	1,101	1,542
Amounts capitalized in software development costs, net of amortization	(745)	187

Amounts charged against earnings, before income tax benefit	$35,387	$21,589

Amount of related income tax benefit recognized in earnings	$6,443	$4,201

Treasury Stock

Under our current share repurchase program, which was initially approved by our Board of Directors in May 2017 and most recently amended in December 2019, the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of March 31, 2020, $1.03 billion remains available for repurchase under the program.

Dividends
On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. In connection with the declaration of such dividend, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At March 31, 2020, our condensed consolidated balance sheet included a liability for dividends payable of $55 million, which is included in other current liabilities.

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	$(126,893)	$(31,886)	$(584)	$(159,363)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	2,321	—	637	2,958
Amounts reclassified from AOCI	—	—	—	—

Balance at March 30, 2019	$(100,618)	$—	$24	$(100,594)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended
AOCI Component	Location	2020	2019

Unrealized loss on cash flow hedge	Other income, net	$(1,372)	$—
	Income taxes	250	—

Total amount reclassified, net of tax		$(1,122)	$—

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies ("ASC 450"). No less than quarterly, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.
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
Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health Services, Inc. and NextGen prior to the acquisition of the assets of Siemens Health Services, Inc. by Cerner HS in 2015. In September 2017, the court issued a preliminary injunction to prevent NextGen from refusing to honor certain contractual obligations to support Cerner HS's clients who use NextGen ambulatory EHR solutions. In September 2018, NextGen filed a counterclaim alleging breach of contract and tortious interference but did not specify its damages. In August 2019, NextGen provided an expert report alleging profit disgorgement damages of $135 million or, alternatively, $30.5 million in lost profit damages, but the report did not discuss how our actions allegedly caused NextGen's damages. In December 2019, we deposed NextGen's expert, gaining additional clarity on categories of alleged damages but not on the alleged theories of liability. A jury trial is set to begin on January 25, 2021. We believe NextGen's claims are without merit and will vigorously defend against them; however, there can be no assurances as to the outcome of the dispute. We have not concluded that a loss related to the claims raised by NextGen in its counterclaim is probable, nor have we accrued a liability related to these claims. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by NextGen's expert, and the continued lack of clarity on the causal connection between Cerner Corporation's and Cerner HS's actions and any alleged damages.

On April 4, 2018, Ruby L. Lowe, Guardian ad Litem for Michael A. Taylor, filed a lawsuit against Cerner Corporation in the Circuit Court for Clarke County, Virginia. On November 4, 2019, the Court substituted Cerner HS in place of Cerner Corporation as the defendant in the lawsuit. Plaintiff asserts claims of negligent product liability, negligence, and violations of the Virginia Consumer Protection Act. Plaintiff alleges that Mr. Taylor suffered injuries following his medical treatment at Virginia Hospital Center, a client of Cerner HS. Specifically, plaintiff asserts a software defect contributed to an order to monitor pulse oxygen not starting until a day after it was ordered, allegedly contributing to Taylor's injury. Plaintiff seeks an award of $50 million. A jury trial is set to begin on September 8, 2020. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by plaintiff, and the difficulty plaintiff will have proving that the solution was the proximate cause of plaintiff's harm.

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

(11) Segment Reporting

We have two operating segments, Domestic and International. Revenues are derived primarily from the sale of clinical, financial and administrative information solutions and services. The cost of revenues includes the cost of third-party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, certain organizational restructuring and other expense, share-based compensation expense, and certain amortization and depreciation. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three months ended March 31, 2020 and March 30, 2019:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,246,415	$165,326	$—	$1,411,741

Costs of revenue	228,567	25,849	—	254,416
Operating expenses	570,094	66,555	342,300	978,949
Total costs and expenses	798,661	92,404	342,300	1,233,365

Operating earnings (loss)	$447,754	$72,922	$(342,300)	$178,376

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,230,830	$159,047	$—	$1,389,877

Costs of revenue	228,559	24,645	—	253,204
Operating expenses	572,018	68,169	298,542	938,729
Total costs and expenses	800,577	92,814	298,542	1,191,933

Operating earnings (loss)	$430,253	$66,233	$(298,542)	$197,944

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Cerner Corporation ("Cerner," the "Company," "we," "us" or "our"). This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements ("Notes") found above. Certain statements in this quarterly report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995, as amended, regarding our future plans, objectives, beliefs, expectations, representations and projections. See the end of this MD&A for more information on our forward-looking statements, including a discussion of the most significant factors that could cause actual results to differ materially from those in the forward-looking statements, and the information in Part II, "Item 1A. Risk Factors" below.

All references to periods in this MD&A represent the respective three months ended on such dates, unless otherwise noted. Refer to Note (1) of the Notes for information regarding our fiscal period ends.

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

Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and tech-enabled services for the health care industry. We may also supplement organic growth with acquisitions or strategic investments and partnerships.

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

We also expect to continue driving growth by leveraging our HealtheIntent® platform, which is the foundation for established and new offerings for both provider and non-provider markets. The EHR-agnostic HealtheIntent platform enables Cerner to become a strategic partner with health care stakeholders and help them improve performance under value-based contracting. The platform, along with our CareAware® platform, also supports offerings in areas such as long-term care, home care and hospice, rehabilitation, behavioral health, community care, care team communications, health systems operations, consumer and employer, and data-as-a-service.

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

Results Overview
Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.09 billion in the first quarter of 2020, which is a decrease of 12% compared to $1.24 billion in the first quarter of 2019, with the decrease primarily reflecting lower than usual contracts being signed in the last two weeks of the quarter as clients focused on the Coronavirus disease pandemic ("COVID-19") and a more selective approach to low-margin, long-term contracts that typically represent large bookings values.

Revenues for the first quarter of 2020 increased 2% to $1.41 billion, compared to $1.39 billion in the first quarter of 2019. The increase in revenue reflects ongoing demand from new and existing clients for Cerner's solutions and services driven by their needs to keep up with regulatory requirements, adapt to changing reimbursement models, and deliver safer and more efficient care.

Net earnings for the first quarter of 2020 decreased 11% to $147 million, compared to $166 million in the first quarter of 2019. Diluted earnings per share decreased 8% to $0.47, compared to $0.51 in the first quarter of 2019. The overall decrease in net earnings and diluted earnings per share was primarily a result of increased operating expenses, including expenses incurred in connection with our operational improvement initiatives discussed below, partially offset by increased revenues.

We had cash collections of receivables of $1.37 billion in the first quarter of 2020, compared to $1.36 billion in the first quarter of 2019. Days sales outstanding was 74 days for the 2020 first quarter, compared to 72 days for the 2019 fourth quarter and 76 days for the 2019 first quarter. Operating cash flows for the first quarter of 2020 were $284 million, compared to $317 million in the first quarter of 2019.

Operational Improvement Initiatives

We transitioned to a new operating structure in the first quarter of 2019. The Company has been focused on leveraging the impact of this reorganization and identifying additional efficiencies. We continue to be focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are also considering exiting certain low-margin businesses and being more selective as we consider new business opportunities. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. We continue to be focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. Expenses recognized in the first quarter of 2020 primarily related to professional services fees and employee separation costs, which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

COVID-19

Our business and results of operations for the first quarter of 2020 were impacted by the ongoing COVID-19 pandemic. It has caused us to modify certain of our business practices, including encouraging most of our employees to work remotely; restricting employee travel; developing social distancing plans for our associates; and cancelling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and will continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

•Bookings – A decline in new business bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, and managing their own organizations through this crisis. This decline in bookings flows through to reduced backlog and lower subsequent revenues.

•Associate productivity – A decline in associate productivity, primarily for our services personnel, as a large amount of work is typically done at client sites, which is being impacted by travel restrictions and our clients' focus on the pandemic. Our clients' focus on the pandemic has also led to pauses on existing projects and postponed start dates for others, which translates into lower professional services revenues and a lower operating margin percentage. We are mitigating this by doing more work remotely than we have in the past, but we cannot fully offset the negative impact.

•Travel – Associate travel restrictions reduce client-related travel, which reduces reimbursed travel revenues and lowers our costs of revenue as a percent of revenues. Such restrictions also reduce non-reimbursable travel, which lowers operating expenses.

•Cash collections - A delay in client cash collections due to COVID-19's impact on national reimbursement processes, and client focus on managing their own organizations' liquidity during this time. This translates to lower cash flows from operating activities. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy.

We believe the impact of COVID-19 on our results of operations for the first quarter of 2020 was limited, with the largest impact in the area of reduced bookings and lower technology resale revenue, due to the mid-March 2020 timing of when we implemented changes to our business practices in response to COVID-19 and the nature of the industry in which we operate. We expect a greater financial impact in the rest of 2020, particularly in the second quarter, as such practices will have been in place for a greater period of time. However, the impact will be difficult to quantify as there are many factors outside of our control, so any forward looking statements that we make regarding our projections of future financial performance, new solution, services and offering development, and capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations will all be subject to increased risks, as discussed further below and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, we may make further modifications to our operations or business plans that have a negative financial impact as required by government authorities, our clients or as we determine are in the best interests of our associates, clients and business partners. While we expect COVID-19 to have an impact on our results of operations, cash flows, and financial position in the near-term, we believe the nature of our solutions and services offerings will continue to be in demand, regardless of this pandemic. However, the COVID-19 pandemic and related restrictive measures have created significant economic uncertainty and the duration and magnitude of the impact of the pandemic is unknown at this time; therefore, there can be no assurance that the ultimate impact of the pandemic will not adversely affect our future operational and financial performance.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 30, 2019

The following table presents a summary of the operating information for the first quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Revenues	$1,411,741	100%	$1,389,877	100%	2%
Costs of revenue	254,416	18%	253,204	18%	—%

Margin	1,157,325	82%	1,136,673	82%	2%

Operating expenses
Sales and client service	636,649	45%	640,187	46%	(1)%
Software development	185,320	13%	180,361	13%	3%
General and administrative	139,852	10%	96,196	7%	45%
Amortization of acquisition-related intangibles	17,128	1%	21,985	2%	(22)%

Total operating expenses	978,949	69%	938,729	68%	4%

Total costs and expenses	1,233,365	87%	1,191,933	86%	3%

Operating earnings	178,376	13%	197,944	14%	(10)%

Other income, net	5,595		8,432
Income taxes	(36,812)		(40,157)

Net earnings	$147,159		$166,219		(11)%

Revenues & Backlog

Revenues increased 2% to $1.41 billion in the first quarter of 2020, as compared to $1.39 billion in the same period of 2019. The growth in revenues was primarily driven by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first quarter of 2020, 17% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 10% in the same period of 2019. The growth was partially offset by a $42 million reduction in revenues in the first quarter of 2020 due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.47 billion at March 31, 2020, compared to $14.87 billion at March 30, 2019. This decrease was primarily driven by the termination of certain revenue cycle outsourcing contracts discussed above. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $772 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 18% in the first quarter of both 2020 and 2019.

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

Operating Expenses

Total operating expenses increased 4% to $979 million in the first quarter of 2020, compared to $939 million in the same period of 2019.

•Sales and client service expenses as a percent of revenues were 45% in the first quarter of 2020, compared to 46% in the same period of 2019. These expenses decreased 1% to $637 million in the first quarter of 2020, from $640 million in the same period of 2019. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The decrease in sales and client service expenses was primarily driven by a decrease in associate headcount in connection with our operational improvement initiatives discussed above; inclusive of associate headcount reductions in connection with the termination of certain revenue cycle outsourcing contracts, also discussed above.

•Software development expenses as a percent of revenues were 13% in the first quarter of both 2020 and 2019. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, the first quarter of 2020 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in the first quarters of 2020 and 2019 is as follows:

	Three Months Ended
(In thousands)	2020	2019

Software development costs	$198,164	$198,667
Capitalized software costs	(72,504)	(74,099)
Capitalized costs related to share-based payments	(1,351)	(452)
Amortization of capitalized software costs	61,011	56,245

Total software development expense	$185,320	$180,361

•General and administrative expenses as a percent of revenues were 10% in the first quarter of 2020, compared to 7% in the same period of 2019. These expenses increased 45% to $140 million in the first quarter of 2020, from $96 million in the same period of 2019. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. In the first quarter of 2020, general and administrative expenses include $40 million of expenses incurred in connection with our operational improvement initiatives, discussed above, compared to $2 million in the same period of 2019. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first quarter of 2020, compared to 2% in the same period of 2019. These expenses decreased 22% to $17 million in the first quarter of 2020, from $22 million in the same period in 2019. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020.

Non-Operating Items

•Other income, net was $6 million in the first quarter of 2020, compared to $8 million in the same period of 2019. The decrease is primarily attributable to increased interest expense from the $600 million of revolving credit loans we borrowed under our Credit Agreement in May 2019.

•Our effective tax rate remained relatively flat at 20.0% for the first quarter of 2020, and 19.5% for the same period of 2019. Refer to Note (7) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

We have two operating segments: Domestic and International. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The International segment includes revenue contributions and expenditures linked to business activity outside the United States, primarily from Australia, Canada, Europe, and the Middle East. Refer to Note (11) of the Notes for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the first quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Domestic Segment
Revenues	$1,246,415	100%	$1,230,830	100%	1%

Costs of revenue	228,567	18%	228,559	19%	—%
Operating expenses	570,094	46%	572,018	46%	—%
Total costs and expenses	798,661	64%	800,577	65%	—%

Domestic operating earnings	447,754	36%	430,253	35%	4%

International Segment
Revenues	165,326	100%	159,047	100%	4%

Costs of revenue	25,849	16%	24,645	15%	5%
Operating expenses	66,555	40%	68,169	43%	(2)%
Total costs and expenses	92,404	56%	92,814	58%	—%

International operating earnings	72,922	44%	66,233	42%	10%

Other, net	(342,300)		(298,542)		15%

Consolidated operating earnings	$178,376		$197,944		(10)%

Domestic Segment

•Revenues increased 1% to $1.25 billion in the first quarter of 2020, from $1.23 billion in the same period of 2019. The growth in revenues was primarily driven by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. This growth was partially offset by a $42 million reduction in revenues in the first quarter of 2020 due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the first quarter of 2020, compared to 19% in the same period of 2019. The marginally lower costs of revenue as a percent of revenues was primarily driven by a lower mix of reimbursed travel revenue, which carries a 100% cost of revenue.

•Operating expenses as a percent of revenues were 46% in the first quarter of both 2020 and 2019.

International Segment

•Revenues increased 4% to $165 million in the first quarter of 2020, from $159 million in the same period of 2019. The growth in revenues includes a $5 million increase in professional services revenue, driven by increased implementation activity. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue remained relatively flat at $26 million in the first quarter of 2020, and $25 million in the same period of 2019.

•Operating expenses remained relatively flat at $67 million in the first quarter of 2020, and $68 million in the same period of 2019.

Other, net

Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 15% to $342 million in the first quarter of 2020, from $299 million in the same period of 2019. The increase is primarily due to increased expenses incurred in 2020 in connection with our operational improvement initiatives discussed above.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement and other sources of debt financing. At March 31, 2020, we had cash and cash equivalents of $285 million and short-term investments of $113 million, as compared to cash and cash equivalents of $442 million and short-term investments of $100 million at December 28, 2019.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of March 31, 2020, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $370 million under the Credit Agreement.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first three months of 2020 and 2019:

	Three Months Ended
(In thousands)	2020	2019

Cash flows from operating activities	$283,506	$317,266
Cash flows from investing activities	(136,611)	(183,655)
Cash flows from financing activities	(295,961)	(6,991)
Effect of exchange rate changes on cash	(7,365)	2,415
Total change in cash and cash equivalents	(156,431)	129,035

Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$285,412	$503,161

Free cash flow (non-GAAP)	$160,403	$123,454

Cash from Operating Activities

	Three Months Ended
(In thousands)	2020	2019

Cash collections from clients	$1,366,709	$1,357,139
Cash paid to employees and suppliers and other	(1,068,523)	(1,010,074)
Cash paid for interest	(11,811)	(7,288)
Cash paid for taxes, net of refunds	(2,869)	(22,511)

Total cash from operations	$283,506	$317,266

Cash flows from operations decreased $34 million in the first three months of 2020 when compared to the same period of 2019, due primarily to an increase in cash used to fund working capital requirements; inclusive of higher payments for associate incentive compensation and benefits. Days sales outstanding was 74 days in the first quarter of 2020, compared to 72 days for the fourth quarter of 2019 and 76 days for the first quarter of 2019.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2020	2019

Capital purchases	$(49,248)	$(119,261)
Capitalized software development costs	(73,855)	(74,551)
Purchases of investments, net of sales and maturities	(3,082)	19,151
Purchases of other intangibles	(9,682)	(8,994)
Acquisition of business, net of cash acquired	(744)	—

Total cash flows from investing activities	$(136,611)	$(183,655)

Cash flows from investing activities consist primarily of capital spending, investment, and acquisition activities.

Our capital spending in the first three months of 2020 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases for the remainder of 2020 are expected to continue to be below 2019 levels, primarily driven by reduced purchases to support our facilities requirements, reflective of the expected completion of construction on the current phases of our Innovations Campus in the first half of 2020.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2020 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the share repurchases and cash dividends discussed below. The 2019 activity is impacted by changes made to our investment mix, such that our excess funds are more heavily held in cash and cash equivalents versus short-term and long-term investments, primarily due to interest rates currently available on cash deposits.

In the first three months of 2020, we paid $1 million of purchase price consideration in connection with our October 2019 acquisition of AbleVets, LLC, upon finalization of working capital adjustments. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2020	2019

Long-term debt issuance	$300,000	$—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	113,686	13,551
Treasury stock purchases	(650,000)	(20,542)
Dividends paid	(56,047)	—
Other	(3,600)	—

Total cash flows from financing activities	$(295,961)	$(6,991)

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes. Refer to Note (5) of the Notes for further information regarding this obligation.

We may incur additional indebtedness in the next 12 months, which will primarily be dependent on cash flows from operations as well as the timing of business acquisition and capital allocation activity. The proceeds from such indebtedness would be deployed in accordance with our current capital allocation strategy, which may include share repurchases and dividend payments (as discussed further below), as well as for general corporate purposes, including acquisitions and investments. The terms and availability of any such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we would be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2020 based on the number of exercisable options as of March 31, 2020 and our current stock price.

During the three months ended March 31, 2020, we repurchased 9.2 million shares of our common stock for total consideration of $650 million. As of March 31, 2020, $1.03 billion remains available for repurchase under our share repurchase program. We may continue to repurchase shares under this program in 2020, but such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

On December 12, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on January 9, 2020 to shareholders of record as of December 27, 2019. On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings, and the incurrence of indebtedness. Refer to Note (9) of the notes to consolidated financial statements for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended
(In thousands)	2020	2019

Cash flows from operating activities (GAAP)	$283,506	$317,266
Capital purchases	(49,248)	(119,261)
Capitalized software development costs	(73,855)	(74,551)

Free cash flow (non-GAAP)	$160,403	$123,454

Free cash flow increased $37 million in the first three months of 2020 compared to the same period in 2019, primarily due to reduced capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "mitigate," "strategy," "continue," "opportunities," "future," "estimate" or "predict" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected impact of the COVID-19 pandemic; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the possibility of significant costs and reputational harm related to product and services-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; risks associated with our global operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the departure of the United Kingdom from the European Union on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers, including any impact to the business of such suppliers resulting from the COVID-19 pandemic; risks inherent with business acquisitions or strategic investments and the failure to achieve projected synergies; risks associated with volatility and disruption resulting from global economic or market conditions, including any impact thereon resulting from events such as the COVID-19 pandemic; significant competition and our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; impact of the phase-out of the London Interbank Offered Rate (LIBOR) on the interest rates under our financing agreements and the related interest rate swap related to the outstanding indebtedness under our Credit Agreement; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity, including volatility resulting from the COVID-19 pandemic; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions; risks that Cerner's revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; risks that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; risks that Cerner's business may be negatively affected as a result of future proxy fights or the actions of activist shareholders; and the extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings and results of operations, including risks associated with the impact of the COVID-19 pandemic on collecting accounts receivable. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K and in this quarterly report on Form 10-Q, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

c)Limitations on Controls.

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

On May 16, 2019, Steward Health Care System LLC ("Steward") filed a lawsuit in the Chancery Court for Davidson County, Tennessee against the Company alleging $210 million in damages. The Company believes Steward's allegations arise out of Steward's disinterest in following the contract between the Company and Steward's predecessor for clinical and financial software and services, and the Company's termination of the agreement upon Steward's continued failure to pay. The Company has filed a counterclaim against Steward seeking recovery of more than $42 million. The Company believes the dispute is in the ordinary course of business and the damages asserted lack factual support, but we are providing disclosure in the current period due to the amount claimed. We will vigorously defend against these claims, and we continue to believe that we have valid and equitable grounds for recovery of the disputed client receivables. However, there can be no assurances as to the outcome of the dispute.

Item 1A. Risk Factors

For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the "Form 10-K"). In addition to the risk factors disclosed therein, we are supplementing those identified in the Form 10-K with the following risk factor, as described below. For further information on our forward-looking statements see Part I, Item 2 of this Quarterly Report on Form 10-Q.

The extent to which the COVID-19 pandemic and measures taken in response thereto could materially adversely affect our financial condition, future bookings and results of operations will depend on future developments, which are highly uncertain and are difficult to predict. The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our Solutions and Services and conduct our business operations. It has caused us to modify our business practices (including encouraging most of our employees to work remotely and restricting employee travel, developing social distancing plans for our associates and cancelling or postponing in person participation in meetings, events and conferences), and we may take further actions as may be required by government authorities, our clients or as we determine are in the best interests of our employees, clients and business partners. These measures and our clients' focus on the pandemic have also resulted in delays in marketing, selling and implementing our Solutions and Services. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed.

The magnitude and duration of the disruption and resulting decline in business activity is uncertain. In particular, we may experience a negative financial impact due to a number of factors, including without limitation:

•Cerner's efforts and investments in assisting its clients in their response to the pandemic, which includes redirecting development and consulting resources and priorities, and waiving, deferring or reducing fees for COVID-19-related emergency expansions;
•Near-term declines in new business bookings as our clients focus on helping their patients during the crisis, rather than making new or expanded purchasing decisions;
•Longer-term declines in bookings for new Solutions and Services to the extent that the pandemic results in a global or U.S. economic downturn;
•Delays in implementing our Solutions and Services, including delays in the pace of completion of existing projects, such as the MHS Genesis project with the U.S. Department of Defense and the U.S. Department of Veterans Affairs’ Electronic Health Record Modernization project, while client resources are reallocated or dedicated to fighting the COVID-19 pandemic in the United States;
•Supply chain interruptions;
•Financial pressures being put on our clients, which may in turn result in a delay in collections or non-payment from our clients; and
•Financial pressures being put on our strategic investments for which we hold an equity interest increases the risk of asset impairment.

Accordingly, we expect the COVID-19 pandemic to have a negative impact on our revenues and results of operations from our 2020 second quarter and beyond. The size and duration of this impact is difficult to predict and forward-looking estimates provided by the Company are subject to the risks discussed herein.

The extent to which the COVID-19 pandemic will impact our financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on our strategic investments, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global or U.S. economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under "Risk Factors" in the Form 10-K, such as those described in our risk factors titled "We depend on strategic relationships and third party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly," "Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition" and those under the heading "Risks Related to our Common Stock."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2020.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
December 29, 2019 - January 31, 2020	59	$73.41	—	$1,683,549,247
February 1, 2020 - February 29, 2020	4,056,469	73.94	4,056,469	1,383,630,468
March 1, 2020 - March 31, 2020	5,139,129	68.08	5,139,129	1,033,733,300

Total	9,195,657	$70.67	9,195,598

(a) Of the 9,195,657 shares of common stock, par value $0.01 per share, presented in the table above, 59 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 59 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b) Under our current share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program pursuant to Rule 10b5-1 plans. As of March 31, 2020, $1.03 billion remains available for repurchase under the program. Refer to Note (9) of the notes to condensed consolidated financial statements for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

3.1	Amended & Restated Bylaws effective as of March 20, 2020, incorporated by reference to Exhibit 3.1 to the Company's current report on From 8-K filed March 23, 2020

10.1	Form 2020 Executive Performance Agreement - Section 16 Officer

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: April 29, 2020	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)