Form 10-Q
period 2020-06-30
CERNER Corp
filed 2020-07-30
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2020
Common Stock, $0.01 par value per share	305,381,551 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 (unaudited) and December 28, 2019

(In thousands, except share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$269,895	$441,843
Short-term investments	171,123	99,931
Receivables, net	1,183,988	1,139,595
Inventory	18,525	23,182
Prepaid expenses and other	410,016	392,073
Total current assets	2,053,547	2,096,624

Property and equipment, net	1,870,779	1,858,772
Right-of-use assets	122,639	123,155
Software development costs, net	973,060	939,859
Goodwill	912,082	883,158
Intangible assets, net	346,259	364,439
Long-term investments	388,675	419,419
Other assets	212,300	209,196

Total assets	$6,879,341	$6,894,622

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$261,540	$273,440
Deferred revenue	295,711	360,025
Accrued payroll and tax withholdings	267,930	245,843
Other current liabilities	181,621	148,140
Total current liabilities	1,006,802	1,027,448

Long-term debt	1,338,467	1,038,382
Deferred income taxes	381,926	377,657
Other liabilities	134,130	133,807
Total liabilities	2,861,325	2,577,294

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 371,186,776 shares issued at June 30, 2020 and 367,634,796 shares issued at December 28, 2019	3,712	3,676
Additional paid-in capital	2,120,341	1,905,171
Retained earnings	6,101,402	5,934,909
Treasury stock, 65,919,144 shares at June 30, 2020 and 56,723,546 shares at December 28, 2019	(4,057,768)	(3,407,768)
Accumulated other comprehensive loss, net	(149,671)	(118,660)
Total shareholders' equity	4,018,016	4,317,328

Total liabilities and shareholders' equity	$6,879,341	$6,894,622

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2020 and June 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2020	2019	2020	2019

Revenues	$1,330,349	$1,431,061	$2,742,090	$2,820,938
Costs and expenses:
Costs of revenue	211,963	268,673	466,379	521,877
Sales and client service	645,087	678,895	1,281,736	1,319,082
Software development (Includes amortization of $61,197 and $122,208 for the three and six months ended June 30, 2020, respectively; and $56,005 and $112,250 for the three and six months ended June 29, 2019, respectively)	178,955	181,047	364,275	361,408
General and administrative	134,332	149,788	274,184	245,984
Amortization of acquisition-related intangibles	13,114	21,541	30,242	43,526

Total costs and expenses	1,183,451	1,299,944	2,416,816	2,491,877

Operating earnings	146,898	131,117	325,274	329,061

Other income, net	24,632	23,006	30,227	31,438

Earnings before income taxes	171,530	154,123	355,501	360,499
Income taxes	(36,782)	(27,154)	(73,594)	(67,311)

Net earnings	$134,748	$126,969	$281,907	$293,188

Basic earnings per share	$0.44	$0.40	$0.92	$0.91
Diluted earnings per share	$0.44	$0.39	$0.91	$0.90
Basic weighted average shares outstanding	304,776	321,280	307,256	322,485
Diluted weighted average shares outstanding	306,717	324,662	309,520	325,498
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2020 and June 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2020	2019	2020	2019

Net earnings	$134,748	$126,969	$281,907	$293,188
Foreign currency translation adjustment and other (net of taxes (benefit) of $(88) and $337 for the three and six months ended June 30, 2020; and $179 and $(4) for the three and six months ended June 29, 2019, respectively)	9,197	(100)	(11,349)	2,221
Unrealized loss on cash flow hedge (net of tax benefit of $332 and $6,682 for the three and six months ended June 30, 2020; and $4,069 for both the three and six months ended June 29, 2019, respectively)	(1,007)	(12,370)	(20,315)	(12,370)
Unrealized holding gain on available-for-sale investments (net of taxes of $494 and $215 for the three and six months ended June 30, 2020; and $71 and $281 for the three and six months ended June 29, 2019, respectively)	1,502	216	653	853

Comprehensive income	$144,440	$114,715	$250,896	$283,892

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2020 and June 29, 2019
(unaudited)

	Six Months Ended
(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$281,907	$293,188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	343,941	336,486
Share-based compensation expense	72,580	42,884
Provision for deferred income taxes	12,884	15,154
Investment gains	(26,410)	(15,509)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(48,426)	(47,839)
Inventory	5,509	1,875
Prepaid expenses and other	(36,431)	(76,048)
Accounts payable	(31,711)	24,980
Accrued income taxes	26,358	(1,569)
Deferred revenue	(66,137)	(78,090)
Other accrued liabilities	8,032	28,564

Net cash provided by operating activities	542,096	524,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(166,296)	(277,874)
Capitalized software development costs	(151,393)	(144,902)
Purchases of investments	(91,957)	(140,723)
Sales and maturities of investments	81,022	289,669
Purchase of other intangibles	(20,656)	(17,457)
Acquisition of businesses, net of cash acquired	(35,766)	—

Net cash used in investing activities	(385,046)	(291,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	300,000	600,000
Proceeds from exercise of stock options	156,908	125,000
Payments to taxing authorities in connection with shares directly withheld from associates	(14,217)	(4,860)
Treasury stock purchases	(650,000)	(620,542)
Dividends paid	(111,101)	—
Other	(4,159)	(4,450)

Net cash provided by (used in) financing activities	(322,569)	95,148

Effect of exchange rate changes on cash and cash equivalents	(6,429)	861

Net increase (decrease) in cash and cash equivalents	(171,948)	328,798
Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$269,895	$702,924

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and six months ended June 30, 2020 and June 29, 2019
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	3,629	1,591,138	5,742,744	(2,107,768)	(100,594)

Exercise of stock options and vests of restricted shares and share units	1,777	18	108,045	—	—	—

Employee share-based compensation expense	—	—	23,024	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(12,254)

Treasury stock purchases	—	—	—	—	(600,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(57,682)	—	—

Net earnings	—	—	—	126,969	—	—

Balance at June 29, 2019	364,696	$3,647	$1,722,207	$5,812,031	$(2,707,768)	$(112,848)

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	3,702	2,054,252	6,022,256	(4,057,768)	(159,363)

Exercise of stock options and vests of restricted shares and share units	1,009	10	28,540	—	—	—

Employee share-based compensation expense	—	—	37,549	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	9,692

Cash dividends declared ($0.18 per share)	—	—	—	(55,602)	—	—

Net earnings	—	—	—	134,748	—	—

Balance at June 30, 2020	371,187	$3,712	$2,120,341	$6,101,402	$(4,057,768)	$(149,671)

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

Fiscal Period End

Prior to fiscal year 2020, our second fiscal quarter ended on the Saturday closest to June 30. The second quarter and year-to-date periods for 2019 presented herein consisted of 91 days and 182 days, respectively, and ended on June 29, 2019.

In December 2019, our Board of Directors approved the change of our fiscal year to a calendar year, commencing with fiscal year 2020. Accordingly, the second quarter and year-to-date periods for 2020 presented herein consisted of 91 days and 185 days, respectively, and ended on June 30, 2020.

All references to periods in these notes to condensed consolidated financial statements represent the respective periods described above ending on June 30, 2020 and June 29, 2019, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Six Months Ended
(In thousands)	2020	2019
Cash paid during the period for:
Interest (including amounts capitalized of $8,831 and $8,164, respectively)	$16,572	$8,907
Income taxes, net of refunds	8,690	47,877
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	22,270	22,551

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

(2) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$138,950	$13,212	$152,162	$181,061	$16,052	$197,113
Technology resale	36,376	5,741	42,117	54,851	5,884	60,735
Subscriptions	85,281	6,771	92,052	83,573	6,197	89,770
Professional services	409,848	51,234	461,082	429,910	55,397	485,307
Managed services	275,679	31,479	307,158	268,560	29,091	297,651
Support and maintenance	220,301	53,735	274,036	225,602	50,809	276,411
Reimbursed travel	1,778	(36)	1,742	22,555	1,519	24,074

Total revenues	$1,168,213	$162,136	$1,330,349	$1,266,112	$164,949	$1,431,061

	Six Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$285,447	$24,747	$310,194	$321,506	$30,084	$351,590
Technology resale	80,825	12,779	93,604	104,009	12,266	116,275
Subscriptions	172,217	14,220	186,437	161,275	12,786	174,061
Professional services	862,632	109,796	972,428	867,139	108,607	975,746
Managed services	555,415	61,097	616,512	545,885	56,159	602,044
Support and maintenance	443,717	104,000	547,717	452,083	101,291	553,374
Reimbursed travel	14,375	823	15,198	45,045	2,803	47,848

Total revenues	$2,414,628	$327,462	$2,742,090	$2,496,942	$323,996	$2,820,938

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,101,797	$151,456	$1,253,253	$1,124,513	$148,092	$1,272,605
Revenue recognized at a point in time	66,416	10,680	77,096	141,599	16,857	158,456

Total revenues	$1,168,213	$162,136	$1,330,349	$1,266,112	$164,949	$1,431,061

	Six Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$2,267,312	$304,900	$2,572,212	$2,260,495	$290,303	$2,550,798
Revenue recognized at a point in time	147,316	22,562	169,878	236,447	33,693	270,140

Total revenues	$2,414,628	$327,462	$2,742,090	$2,496,942	$323,996	$2,820,938

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.66 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as deferred revenue. During the six months ended June 30, 2020, we recognized $236 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

A certain customer within our Domestic segment comprised 17% and 12% of our consolidated revenues for the second quarters of 2020 and 2019, respectively; and 17% and 11% for the first six months of 2020 and 2019, respectively. Amounts due from this same customer comprised 11% of client receivables as of June 30, 2020.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	June 30, 2020	December 28, 2019

Client receivables	$1,328,187	$1,245,670
Less: Allowance for doubtful accounts	144,199	106,075

Total receivables, net	$1,183,988	$1,139,595

A reconciliation of the beginning and ending amount of our allowance for doubtful accounts is as follows:

(In thousands)

Allowance for doubtful accounts - balance at December 28, 2019	$106,075
Cumulative effect of accounting change (ASU 2016-13)	4,606
Additions charged to costs and expenses	45,861
Deductions	(12,343)

Allowance for doubtful accounts - balance at June 30, 2020	$144,199

During the first six months of 2020 and 2019, we received total client cash collections of $2.66 billion and $2.74 billion, respectively.

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

Our estimates of expected credit losses for client receivables at both December 29, 2019 and June 30, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws, reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

(4) Investments

Available-for-sale investments at June 30, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$36,403	$—	$—	$36,403
Time deposits	58,407	—	—	58,407
Total cash equivalents	94,810	—	—	94,810

Short-term investments:
Time deposits	21,445	—	—	21,445
Commercial paper	10,000	12	(7)	10,005
Government and corporate bonds	98,598	560	(7)	99,151
Total short-term investments	130,043	572	(14)	130,601

Long-term investments:
Government and corporate bonds	62,473	385	(10)	62,848

Total available-for-sale investments	$287,326	$957	$(24)	$288,259

Available-for-sale investments at December 28, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$185,666	$—	$—	$185,666
Time deposits	64,286	—	—	64,286
Total cash equivalents	249,952	—	—	249,952

Short-term investments:
Time deposits	2,506	—	—	2,506
Government and corporate bonds	83,272	52	(11)	83,313
Total short-term investments	85,778	52	(11)	85,819

Long-term investments:
Government and corporate bonds	96,186	91	(67)	96,210

Total available-for-sale investments	$431,916	$143	$(78)	$431,981

We sold available-for-sale investments for proceeds of $5 million during the six months ended June 30, 2020, resulting in insignificant losses in the period.

Other Investments

At June 30, 2020 and December 28, 2019, we had investments in equity securities that do not have readily determinable fair values of $315 million and $314 million, respectively, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in long-term investments in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the six months ended June 30, 2020 and June 29, 2019, respectively.

At June 30, 2020 and December 28, 2019, we had investments in equity securities with readily determinable fair values of $41 million and $14 million, respectively, accounted for in accordance with ASC 321. Such investments are included in short-term investments in our condensed consolidated balance sheets. Changes in the measurement of such investments favorably impacted other income, net by $26 million for both the three and six months ended June 30, 2020.

At June 30, 2020 and December 28, 2019, we had investments in equity securities reported under the equity method of accounting of $10 million and $9 million, respectively. Such investments are included in long-term investments in our condensed consolidated balance sheets.

Impairment Assessment

We adopted ASU 2016-13 in the first quarter of 2020, which made certain amendments to the model used to assess available-for-sale debt securities for impairment. Such guidance provides that an available-for-sale debt security is impaired if the fair value of the security is less than its amortized cost basis. A determination is made whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, such as market liquidity or changes in interest rates. Impairment related to credit losses is recognized in net earnings, whereas impairment related to other factors is recognized as a component of accumulated other comprehensive loss, net. During the six months ended June 30, 2020, we did not recognize any impairment on our available-for-sale debt securities through net earnings.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	June 30, 2020	December 28, 2019

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2020-A due March 11, 2030	300,000	—
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	14,162	14,162

Total indebtedness	1,339,162	1,039,162
Less: debt issuance costs	(695)	(780)

Long-term debt	$1,338,467	$1,038,382

Credit Agreement

As of June 30, 2020, the interest rate on revolving credit loans outstanding under our Credit Agreement was 0.98% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At June 30, 2020 and December 28, 2019, this swap was in a net liability position with an aggregate fair value of $44 million and $17 million, respectively; which is presented in our condensed consolidated balance sheets in other current liabilities.

Series 2020-A Senior Notes

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes (the "Series 2020-A Notes") due March 11, 2030, pursuant to the Master Note Agreement (the "2019 Shelf Agreement") we entered into in November 2019. Interest on the Series 2020-A Notes is payable semiannually on each March 11 and September 11, commencing September 11, 2020, and the principal balance is due at maturity. The Company may prepay at any time all, or any part of, the outstanding principal amount of the Series 2020-A Notes, subject to the payment of a make-whole amount. The Series 2020-A Notes are subject to the terms of the 2019 Shelf Agreement, which contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of June 30, 2020, $750 million remains available for sale under the 2019 Shelf Agreement, which is uncommitted and subject to participation by the purchasers.

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at June 30, 2020:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$36,403	$—	$—
Time deposits	Cash equivalents	—	58,407	—
Time deposits	Short-term investments	—	21,445	—
Commercial paper	Short-term investments	—	10,005	—
Government and corporate bonds	Short-term investments	—	99,151	—
Government and corporate bonds	Long-term investments	—	62,848	—

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at December 28, 2019:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$185,666	$—	$—
Time deposits	Cash equivalents	—	64,286	—
Time deposits	Short-term investments	—	2,506	—
Government and corporate bonds	Short-term investments	—	83,313	—
Government and corporate bonds	Long-term investments	—	96,210	—

Our investments in equity securities with readily determinable fair values accounted for in accordance with ASC 321 are measured and recorded at fair value on a recurring basis using a Level 2 valuation. The fair value of such arrangements is based on quoted prices in active markets, reduced by a percentage reflecting a discount for lack of marketability.

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at June 30, 2020 and December 28, 2019 was approximately $1.34 billion and $1.07 billion, respectively. The carrying amount of such debt at June 30, 2020 and December 28, 2019 was $1.33 billion and $1.03 billion, respectively.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 20.7% and 18.7% for the first six months of 2020 and 2019, respectively. The increase in the effective tax rate in the first six months of 2020 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$134,748	304,776	$0.44	$126,969	321,280	$0.40
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	1,941		—	3,382
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$134,748	306,717	$0.44	$126,969	324,662	$0.39

For the three months ended June 30, 2020 and June 29, 2019, options to purchase 6.0 million and 9.4 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $53.30 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$281,907	307,256	$0.92	$293,188	322,485	$0.91
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,264		—	3,013
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$281,907	309,520	$0.91	$293,188	325,498	$0.90

For the six months ended June 30, 2020 and June 29, 2019, options to purchase 4.5 million and 12.5 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $51.46 to $73.40, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the six months ended June 30, 2020 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	15,416	$56.36
Granted	2	73.01
Exercised	(3,159)	49.65
Forfeited and expired	(211)	61.40
Outstanding as of June 30, 2020	12,048	58.04	$127,611	5.88

Exercisable as of June 30, 2020	7,988	$56.55	$96,755	5.06

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the six months ended June 30, 2020 were as follows:

Expected volatility (%)	24.5%
Expected dividend rate (%)	1%
Expected term (yrs)	6
Risk-free rate (%)	1.5%
Fair value per option	$17.53

As of June 30, 2020, there was $67 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.32 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the six months ended June 30, 2020 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	2,634	$65.30
Granted	1,969	69.44
Vested	(591)	65.71
Forfeited	(49)	66.62

Outstanding as of June 30, 2020	3,963	$67.28

As of June 30, 2020, there was $215 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.32 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2020	2019	2020	2019

Stock option and non-vested share and share unit compensation expense	$37,549	$23,024	$72,580	$42,884
Associate stock purchase plan expense	1,727	1,749	2,828	3,291
Amounts capitalized in software development costs, net of amortization	(1,076)	(41)	(1,821)	146

Amounts charged against earnings, before income tax benefit	$38,200	$24,732	$73,587	$46,321

Amount of related income tax benefit recognized in earnings	$8,191	$4,357	$14,634	$8,558

Treasury Stock

Under our current share repurchase program, which was initially approved by our Board of Directors in May 2017 and most recently amended in December 2019, the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the six months ended June 30, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of June 30, 2020, $1.03 billion remains available for repurchase under the program.

Dividends
On May 21, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 17, 2020 to shareholders of record as of June 5, 2020. On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At both June 30, 2020 and December 28, 2019, our condensed consolidated balance sheets included liabilities for dividends payable of $56 million, which are included in other current liabilities.

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	(126,893)	(31,886)	(584)	(159,363)
Other comprehensive income (loss) before reclassifications	9,197	(3,205)	1,502	7,494
Amounts reclassified from AOCI	—	2,198	—	2,198

Balance at June 30, 2020	$(117,696)	$(32,893)	$918	$(149,671)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	2,321	—	637	2,958
Amounts reclassified from AOCI	—	—	—	—

Balance at March 30, 2019	(100,618)	—	24	(100,594)
Other comprehensive income (loss) before reclassifications	(100)	(12,223)	216	(12,107)
Amounts reclassified from AOCI	—	(147)	—	(147)

Balance at June 29, 2019	$(100,718)	$(12,370)	$240	$(112,848)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Six Months Ended
AOCI Component	Location	2020	2019	2020	2019

Unrealized loss on cash flow hedge	Other income, net	$(2,798)	$180	$(4,170)	$180
	Income taxes	600	(33)	850	(33)

Total amount reclassified, net of tax		$(2,198)	$147	$(3,320)	$147

(10) Contingencies

We accrue estimates for resolution of any legal and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies ("ASC 450"). No less than quarterly, and as facts and circumstances change, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Furthermore, the outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. Should any one or a combination of more than one of these proceedings be successful, or should we determine to settle any one or a combination of these matters, we may be required to pay substantial sums, become subject to the entry of an injunction or be forced to change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.
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

We filed our response to Fujitsu's Counterclaim on May 1, 2020. We believe that Fujitsu's claims are without merit and will vigorously defend against them, and we continue to believe that we have valid and equitable grounds for recovery of the disputed client receivables; however, there can be no assurances as to the outcome of the dispute. As previously disclosed, we recorded a pre-tax charge of $45 million in the fourth quarter of 2018 to provide an allowance against the disputed client receivables reflecting the uncertainty in collection of such receivables and related litigation risk resulting from the conclusion of the non-binding alternative dispute resolution procedures, which occurred before we filed our request for arbitration. We have not concluded that a loss related to the new claims raised by Fujitsu in the Counterclaim is probable, nor have we accrued a liability related to these claims beyond the previously reported pre-tax charge recorded in the fourth quarter of 2018. Although we believe a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Counterclaim given that the dispute is in the early stages of the arbitration process. Arbitration is not currently expected to occur before 2022.
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
In addition to commitments and obligations in the ordinary course of business, we are involved in various other legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law, breaches of contract and warranties, and compliance audits by various government agencies. Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages. At this time, we do not believe the range of potential losses under any claims to be material to our consolidated financial statements.

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

The following table presents a summary of our operating segments and other expense for the three and six months ended June 30, 2020 and June 29, 2019:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,168,213	$162,136	$—	$1,330,349

Costs of revenue	189,779	22,184	—	211,963
Operating expenses	587,674	57,413	326,401	971,488
Total costs and expenses	777,453	79,597	326,401	1,183,451

Operating earnings (loss)	$390,760	$82,539	$(326,401)	$146,898

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,266,112	$164,949	$—	$1,431,061

Costs of revenue	243,926	24,747	—	268,673
Operating expenses	605,636	73,258	352,377	1,031,271
Total costs and expenses	849,562	98,005	352,377	1,299,944

Operating earnings (loss)	$416,550	$66,944	$(352,377)	$131,117

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2020
Revenues	$2,414,628	$327,462	$—	$2,742,090

Costs of revenue	418,346	48,033	—	466,379
Operating expenses	1,157,768	123,968	668,701	1,950,437
Total costs and expenses	1,576,114	172,001	668,701	2,416,816

Operating earnings (loss)	$838,514	$155,461	$(668,701)	$325,274

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2019
Revenues	$2,496,942	$323,996	$—	$2,820,938

Costs of revenue	472,485	49,392	—	521,877
Operating expenses	1,177,654	141,427	650,919	1,970,000
Total costs and expenses	1,650,139	190,819	650,919	2,491,877

Operating earnings (loss)	$846,803	$133,177	$(650,919)	$329,061

(12) Subsequent Events

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, to affiliates of CompuGroup Medical SE & Co. KGaA. We received cash consideration of $224 million, which is subject to post-closing adjustments for working capital and certain other adjustments. Amounts within our June 30, 2020 and December 28, 2019 condensed consolidated balance sheets related to the disposed business operations were not material to our condensed consolidated financial statements.

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

All references to periods in this MD&A represent the respective three or six months ended on such dates, unless otherwise noted. Refer to Note (1) of the Notes for information regarding our fiscal period ends.

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

Cerner's long history of growth has created an important strategic footprint in health care, with Cerner holding more than 25 percent market share in the U.S. acute care electronic health record ("EHR") market and a leading market share in several non-U.S. regions. Foundational to our growth going forward is delivering value to this core client base, including executing effectively on our large U.S. federal contracts and cross-selling key solutions and services in areas such as revenue cycle. We are also investing in platform modernization, with a focus on delivering a software as a service platform that we expect to lower total cost of ownership, improve clinician experience and patient outcomes, and enable clients to accelerate adoption of new functionality and better leverage third-party innovations.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. After several years of margin compression related to slowing revenue growth, increased mix of low-margin services, and lower software demand due to the end of direct government incentives for EHR adoptions, Cerner implemented a new operating structure and introduced other initiatives focused on cost optimization and process improvement in 2019. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. We have made good progress since we kicked off our transformation in 2019 and expect this progress to be reflected in improved profitability in 2020 and beyond. We are focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

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

COVID-19

Our business and results of operations for the first six months of 2020 were impacted by the ongoing Coronavirus disease ("COVID-19") pandemic. It has caused us to modify certain of our business practices, including requiring most of our employees to work remotely; restricting employee travel; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and will continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

•Bookings, backlog and revenues – A decline in new business bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, and managing their own organizations through this crisis. This decline in bookings flows through to reduced backlog and lower subsequent revenues.

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

•Cash collections - A delay in client cash collections due to COVID-19's impact on national reimbursement processes, and client focus on managing their own organizations' liquidity during this time. This translates to lower cash flows from operating activities, and a higher days sales outstanding metric. Lower cash flows from operating activities may impact how we execute under our capital allocation strategy.

•Capital expenditures - A decline in capital spending as certain capital projects are delayed.

We believe the impact of COVID-19 on our results of operations for the first quarter of 2020 was limited, with the largest impact in the areas of reduced bookings and lower technology resale revenue, due to the mid-March 2020 timing of when we implemented changes to our business practices in response to COVID-19, and the nature of the industry in which we operate. We believe the impact of COVID-19 on our results of operations for the second quarter of 2020 was much greater than in the first quarter of 2020 as the pandemic and practices we implemented in mid-March 2020 were ongoing for the full quarter, with the largest impact in the areas of reduced bookings and lower licensed software, technology resale, professional services, and reimbursed travel revenues.

We expect a negative financial impact to continue into the second half of 2020. However, the impact will be difficult to quantify as there are many factors outside of our control, so any forward looking statements that we make regarding our projections of future financial performance, new solution, services and offering development, and capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations will all be subject to increased risks, as discussed further below and in Part II, Item 1A of this quarterly report on Form 10-Q. Additionally, we may make further modifications to our operations or business plans that have a negative financial impact as required by government authorities, our clients or as we determine are in the best interests of our associates, clients and business partners. While we expect COVID-19 to have an impact on our results of operations, cash flows, and financial position in the near-term, we believe the nature of our solutions and services offerings will continue to be in demand, regardless of this pandemic. However, the COVID-19 pandemic and related restrictive measures have created significant economic uncertainty and the duration and magnitude of the impact of the pandemic is unknown at this time; therefore, there can be no assurance that the ultimate impact of the pandemic will not adversely affect our future operational and financial performance.

Operational Improvement Initiatives

The Company has been focused on leveraging the impact of our new operating structure, which was rolled out in the first quarter of 2019, and identifying additional efficiencies in our business. We continue to be focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are continuing our portfolio management, which includes ongoing evaluation of our offerings, exiting certain low-margin businesses, and being more selective as we consider new business opportunities. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. As part of our portfolio management, we closed on the sale of certain of our business operations, primarily conducted in Germany and Spain, in July 2020, and we expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives. We continue to be focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to continue incurring expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. Expenses recognized in the first six months of 2020 primarily related to professional services fees and employee separation costs, which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.34 billion in the second quarter of 2020, which is a decrease of 6% compared to $1.43 billion in the second quarter of 2019.

Revenues for the second quarter of 2020 decreased 7% to $1.33 billion, compared to $1.43 billion in the second quarter of 2019.

Net earnings for the second quarter of 2020 increased 6% to $135 million, compared to $127 million in the second quarter of 2019. Diluted earnings per share increased 13% to $0.44, compared to $0.39 in the second quarter of 2019.

We had cash collections of receivables of $1.29 billion in the second quarter of 2020, compared to $1.38 billion in the second quarter of 2019. Days sales outstanding was 81 days in the second quarter of 2020, compared to 74 days for the first quarter of 2020 and 78 days for the second quarter of 2019. Operating cash flows for the second quarter of 2020 were $259 million, compared to $207 million in the second quarter of 2019.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 29, 2019

The following table presents a summary of our operating information for the second quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Revenues	$1,330,349	100%	$1,431,061	100%	(7)%
Costs of revenue	211,963	16%	268,673	19%	(21)%

Margin	1,118,386	84%	1,162,388	81%	(4)%

Operating expenses
Sales and client service	645,087	48%	678,895	47%	(5)%
Software development	178,955	13%	181,047	13%	(1)%
General and administrative	134,332	10%	149,788	10%	(10)%
Amortization of acquisition-related intangibles	13,114	1%	21,541	2%	(39)%

Total operating expenses	971,488	73%	1,031,271	72%	(6)%

Total costs and expenses	1,183,451	89%	1,299,944	91%	(9)%

Operating earnings	146,898	11%	131,117	9%	12%

Other income, net	24,632		23,006
Income taxes	(36,782)		(27,154)

Net earnings	$134,748		$126,969		6%

Revenues & Backlog

Revenues decreased 7% to $1.33 billion in the second quarter of 2020, as compared to $1.43 billion in the same period of 2019. We believe the decline in revenues is primarily attributable to the impact of the ongoing COVID-19 pandemic on our second quarter 2020 operations, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above. Additionally, the second quarter of 2020 includes a $42 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. These declines are partially offset by increased implementation activity within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the second quarter of 2020, 17% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 12% in the same period of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

On July 1, 2020, we disposed of certain of our operations primarily conducted in Germany and Spain in connection with our portfolio management, as further discussed in Note (12) of the Notes. We expect the disposition of such operations to reduce future International Segment revenues by approximately $83 million on an annualized basis.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.66 billion at June 30, 2020, compared to $13.71 billion at December 28, 2019. We believe this decline in backlog is primarily attributable to the impact of the ongoing COVID-19 pandemic on our bookings during the first six months of 2020, as further discussed above. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $751 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 16% in the second quarter of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

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

Operating Expenses

Total operating expenses decreased 6% to $971 million in the second quarter of 2020, compared to $1.03 billion in the same period of 2019.

•Sales and client service expenses as a percent of revenues were 48% in the second quarter of 2020, compared to 47% in the same period of 2019. These expenses decreased 5% to $645 million in the second quarter of 2020, from $679 million in the same period of 2019. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The decrease in sales and client service expenses was primarily driven by a $15 million reduction in associate travel costs, and the second quarter of 2019 included a $20 million charge in connection with a client dispute.

•Software development expenses as a percent of revenues were 13% in the second quarter of both 2020 and 2019. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, the second quarter of 2020 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in the second quarters of 2020 and 2019 is as follows:

	Three Months Ended
(In thousands)	2020	2019

Software development costs	$195,296	$195,393
Capitalized software costs	(75,850)	(69,675)
Capitalized costs related to share-based payments	(1,688)	(676)
Amortization of capitalized software costs	61,197	56,005

Total software development expense	$178,955	$181,047

•General and administrative expenses as a percent of revenues were 10% in the second quarter of both 2020 and 2019. These expenses decreased 10% to $134 million in the second quarter of 2020, from $150 million in the same period of 2019. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The decrease in general and administrative expenses is primarily due to a reduction in expenses incurred in connection with our operational improvement initiatives, discussed above. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the second quarter of 2020, compared to 2% in the same period of 2019. These expenses decreased 39% to $13 million in the second quarter of 2020, from $22 million in the same period in 2019. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020.
Non-Operating Items

•Other income, net was $25 million in the second quarter of 2020, compared to $23 million in the same period of 2019. The second quarter of 2020 includes a $26 million unrealized gain recognized in connection with the measurement of one of our equity investments. The second quarter of 2019 includes a $16 million gain recognized on the disposition of one of our equity investments. The remaining difference is primarily attributable to increased interest expense in the second quarter of 2020, from the $600 million of revolving credit loans we borrowed under our Credit Agreement in May 2019, and the $300 million of Series 2020-A Notes we issued in March 2020.

•Our effective tax rate was 21.4% for the second quarter of 2020, compared to 17.6% for the same period of 2019. The increase in the effective tax rate in the second quarter of 2020 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards. Refer to Note (7) of the Notes for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the second quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Domestic Segment
Revenues	$1,168,213	100%	$1,266,112	100%	(8)%

Costs of revenue	189,779	16%	243,926	19%	(22)%
Operating expenses	587,674	50%	605,636	48%	(3)%
Total costs and expenses	777,453	67%	849,562	67%	(8)%

Domestic operating earnings	390,760	33%	416,550	33%	(6)%

International Segment
Revenues	162,136	100%	164,949	100%	(2)%

Costs of revenue	22,184	14%	24,747	15%	(10)%
Operating expenses	57,413	35%	73,258	44%	(22)%
Total costs and expenses	79,597	49%	98,005	59%	(19)%

International operating earnings	82,539	51%	66,944	41%	23%

Other, net	(326,401)		(352,377)		(7)%

Consolidated operating earnings	$146,898		$131,117		12%

Domestic Segment

•Revenues decreased 8% to $1.17 billion in the second quarter of 2020, from $1.27 billion in the same period of 2019. We believe the decline in revenues is primarily attributable to the impact of the ongoing COVID-19 pandemic on our second quarter 2020 operations, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above. Additionally, the second quarter of 2020 includes a $42 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. These declines are partially offset by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 16% in the second quarter of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

•Operating expenses as a percent of revenues were 50% in the second quarter of 2020, compared to 48% in the same period of 2019. The higher operating expenses as a percent of revenues was primarily driven by the absence of a reduction to our overall professional services associate base during the second quarter of 2020, while we managed through a period of lower revenues attributable to the ongoing COVID-19 pandemic, discussed above.

International Segment

•Revenues decreased 2% to $162 million in the second quarter of 2020, from $165 million in the same period of 2019. We believe the decline in revenues is primarily attributable to the impact of the ongoing COVID-19 pandemic on our second quarter 2020 operations, as further discussed above. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 14% in the second quarter of 2020, compared to 15% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue.

•Operating expenses as a percent of revenues were 35% in the second quarter of 2020, compared to 44% in the same period of 2019. The lower operating expenses as a percent of revenues was primarily driven by a $5 million reduction in personnel expenses and a $4 million reduction in associate travel costs.

Other, net

Operating results not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses decreased 7% to $326 million in the second quarter of 2020, from $352 million in the same period of 2019. The decrease is primarily due to a reduction in expenses incurred in connection with our operational improvement initiatives, discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 29, 2019

The following table presents a summary of our operating information for the first six months of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Revenues	$2,742,090	100%	$2,820,938	100%	(3)%
Costs of revenue	466,379	17%	521,877	19%	(11)%

Margin	2,275,711	83%	2,299,061	81%	(1)%

Operating expenses
Sales and client service	1,281,736	47%	1,319,082	47%	(3)%
Software development	364,275	13%	361,408	13%	1%
General and administrative	274,184	10%	245,984	9%	11%
Amortization of acquisition-related intangibles	30,242	1%	43,526	2%	(31)%

Total operating expenses	1,950,437	71%	1,970,000	70%	(1)%

Total costs and expenses	2,416,816	88%	2,491,877	88%	(3)%

Operating earnings	325,274	12%	329,061	12%	(1)%

Other income, net	30,227		31,438
Income taxes	(73,594)		(67,311)

Net earnings	$281,907		$293,188		(4)%

Revenues

Revenues decreased 3% to $2.74 billion in the first six months of 2020, as compared to $2.82 billion in the same period of 2019. We believe the decline in revenues is primarily attributable to the impact of the ongoing COVID-19 pandemic on our operations during the first six months of 2020, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above. Additionally, the first six months of 2020 includes an $84 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. These declines are partially offset by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first six months of 2020, 17% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 11% in the same period of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first six months of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

Operating Expenses

Total operating expenses decreased 1% to $1.95 billion in the first six months of 2020, compared to $1.97 billion in the same period of 2019.

•Sales and client service expenses as a percent of revenues were 47% in the first six months of both 2020 and 2019. These expenses decreased 3% to $1.28 billion in the first six months of 2020, from $1.32 billion in the same period of 2019. The decrease in sales and client service expenses includes a $24 million reduction in associate travel costs, and the first six months of 2019 included a $20 million charge in connection with a client dispute.

•Software development expenses as a percent of revenues were 13% in the first six months of both 2020 and 2019. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, the first six months of 2020 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in the first six months of 2020 and 2019 is as follows:

	Six Months Ended
(In thousands)	2020	2019

Software development costs	$393,460	$394,060
Capitalized software costs	(148,354)	(143,774)
Capitalized costs related to share-based payments	(3,039)	(1,128)
Amortization of capitalized software costs	122,208	112,250

Total software development expense	$364,275	$361,408

•General and administrative expenses as a percent of revenues were 10% in the first six months of 2020, compared to 9% in the same period of 2019. These expenses increased 11% to $274 million in the first six months of 2020, from $246 million in the same period of 2019. In the first six months of 2020, general and administrative expenses include $86 million of expenses incurred in connection with our operational improvement initiatives, discussed above, compared to $57 million in the same period of 2019. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first six months of 2020, compared to 2% in the same period of 2019. These expenses decreased 31% to $30 million in the first six months of 2020, from $44 million in the same period in 2019. The decrease in amortization of acquisition-related intangibles includes the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020.
Non-Operating Items

•Other income, net was $30 million in the first six months of 2020, compared to $31 million in the same period of 2019. The first six months of 2020 includes a $26 million unrealized gain recognized in connection with the measurement of one of our equity investments. The first six months of 2019 includes a $16 million gain recognized on the disposition of one of our equity investments. The remaining difference is primarily attributable to increased interest expense in the first six months of 2020, from the $600 million of revolving credit loans we borrowed under our Credit Agreement in May 2019, and the $300 million of Series 2020-A Notes we issued in March 2020.

•Our effective tax rate was 20.7% for the first six months of 2020, compared to 18.7% for the same period of 2019. The increase in the effective tax rate in the first six months of 2020 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards. Refer to Note (7) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first six months of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Domestic Segment
Revenues	$2,414,628	100%	$2,496,942	100%	(3)%

Costs of revenue	418,346	17%	472,485	19%	(11)%
Operating expenses	1,157,768	48%	1,177,654	47%	(2)%
Total costs and expenses	1,576,114	65%	1,650,139	66%	(4)%

Domestic operating earnings	838,514	35%	846,803	34%	(1)%

International Segment
Revenues	327,462	100%	323,996	100%	1%

Costs of revenue	48,033	15%	49,392	15%	(3)%
Operating expenses	123,968	38%	141,427	44%	(12)%
Total costs and expenses	172,001	53%	190,819	59%	(10)%

International operating earnings	155,461	47%	133,177	41%	17%

Other, net	(668,701)		(650,919)		3%

Consolidated operating earnings	$325,274		$329,061		(1)%

Domestic Segment

•Revenues decreased 3% to $2.41 billion in the first six months of 2020, from $2.50 billion in the same period of 2019. We believe the decline in revenues is primarily attributable to the impact of the ongoing COVID-19 pandemic on our operations in the first six months of 2020, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above. Additionally, the first six months of 2020 includes an $84 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019. These declines are partially offset by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 17% in the first six months of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

•Operating expenses as a percent of revenues were 48% in the first six months of 2020, compared to 47% in the same period of 2019. The higher operating expenses as a percent of revenues was primarily driven by the absence of a reduction to our overall professional services associate base during the second quarter of 2020, while we managed through a period of lower revenues attributable to the ongoing COVID-19 pandemic, discussed above.

International Segment

•Revenues remained relatively flat at $327 million in the first six months of 2020, and $324 million in the same period of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue remained relatively flat at $48 million in the first six months of 2020, and $49 million in the same period of 2019.

•Operating expenses as a percent of revenues were 38% in the first six months of 2020, compared to 44% in the same period of 2019. The lower operating expenses as a percent of revenues was primarily driven by a $8 million reduction in personnel expenses and a $5 million reduction in associate travel costs.

Other, net

These expenses increased 3% to $669 million in the first six months of 2020, from $651 million in the same period of 2019. The increase is primarily due to increased expenses incurred in the first six months of 2020 in connection with our operational improvement initiatives, discussed above.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which consist of money market funds and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement and other sources of debt financing. At June 30, 2020, we had cash and cash equivalents of $270 million and short-term investments of $171 million, as compared to cash and cash equivalents of $442 million and short-term investments of $100 million at December 28, 2019.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of June 30, 2020, we had outstanding revolving credit loans and letters of credit of $600 million and $31 million, respectively; which reduced our available borrowing capacity to $369 million under the Credit Agreement.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first six months of 2020 and 2019:

	Six Months Ended
(In thousands)	2020	2019

Cash flows from operating activities	$542,096	$524,076
Cash flows from investing activities	(385,046)	(291,287)
Cash flows from financing activities	(322,569)	95,148
Effect of exchange rate changes on cash	(6,429)	861
Total change in cash and cash equivalents	(171,948)	328,798

Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$269,895	$702,924

Free cash flow (non-GAAP)	$224,407	$101,300

Cash from Operating Activities

	Six Months Ended
(In thousands)	2020	2019

Cash collections from clients	$2,658,956	$2,738,223
Cash paid to employees and suppliers and other	(2,091,598)	(2,157,363)
Cash paid for interest	(16,572)	(8,907)
Cash paid for taxes, net of refunds	(8,690)	(47,877)

Total cash from operations	$542,096	$524,076

Cash flows from operations increased $18 million in the first six months of 2020 when compared to the same period of 2019, due primarily to an increase in cash impacting earnings. This increase includes the impact of $29 million of certain federal payroll taxes related to pay cycles in the second quarter of 2020, for which we have deferred remittance to the taxing authority as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We expect to continue to defer the remittance of such payroll taxes for the remainder of 2020, as permitted by the CARES Act, for which the remittances to the taxing authority are to be paid in equal amounts at the end of 2021 and 2022, respectively. Days sales outstanding was 81 days in the second quarter of 2020, compared to 74 days for the first quarter of 2020 and 78 days for the second quarter of 2019.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2020	2019

Capital purchases	$(166,296)	$(277,874)
Capitalized software development costs	(151,393)	(144,902)
Purchases of investments, net of sales and maturities	(10,935)	148,946
Purchases of other intangibles	(20,656)	(17,457)
Acquisition of businesses, net of cash acquired	(35,766)	—

Total cash flows from investing activities	$(385,046)	$(291,287)

Cash flows from investing activities consist primarily of capital spending, investment, and acquisition activities.

Our capital spending in the first six months of 2020 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases for the remainder of 2020 are expected to continue to be below 2019 levels, primarily driven by reduced purchases to support our facilities requirements, reflective of the expected completion of construction on the current phases of our Innovations Campus in the third quarter of 2020.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2020 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the share repurchases and cash dividends discussed below. The 2019 activity was impacted by changes made to our investment mix, such that our excess funds were more heavily held in cash and cash equivalents versus short-term and long-term investments.

In the second quarter of 2020, we paid $35 million of purchase price consideration in connection with our acquisition of a consulting company specializing in providing cybersecurity solutions to clients in the healthcare industry. In the first quarter of 2020, we paid $1 million of purchase price consideration in connection with our October 2019 acquisition of AbleVets, LLC, upon finalization of working capital adjustments. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, for cash consideration of $224 million. Refer to Note (12) of the Notes for further information regarding this divestiture. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives discussed above.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2020	2019

Long-term debt issuance	$300,000	$600,000
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	142,691	120,140
Treasury stock purchases	(650,000)	(620,542)
Dividends paid	(111,101)	—
Other	(4,159)	(4,450)

Total cash flows from financing activities	$(322,569)	$95,148

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes. In May 2019, we borrowed $600 million of revolving credit loans under our Credit Agreement. Refer to Note (5) of the Notes for further information regarding these obligations.

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

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2020 based on the number of exercisable options as of June 30, 2020 and our current stock price.

During the first six months of 2020 and 2019, we repurchased 9.2 million shares of our common stock for total consideration of $650 million and 8.7 million shares of our common stock for total consideration of $600 million, respectively. As of June 30, 2020, $1.03 billion remains available for repurchase under our share repurchase program. We may continue to repurchase shares under this program in 2020, but such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. Although we may continue to repurchase shares, there is no assurance that we will repurchase up to the full amount remaining under the program.

On December 12, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on January 9, 2020 to shareholders of record as of December 27, 2019. On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. On May 21, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 17, 2020 to shareholders of record as of June 5, 2020. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings and other dispositions, and the incurrence of indebtedness. Refer to Note (9) of the Notes for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Six Months Ended
(In thousands)	2020	2019	2020	2019

Cash flows from operating activities (GAAP)	$258,590	$206,810	$542,096	$524,076
Capital purchases	(117,048)	(158,613)	(166,296)	(277,874)
Capitalized software development costs	(77,538)	(70,351)	(151,393)	(144,902)

Free cash flow (non-GAAP)	$64,004	$(22,154)	$224,407	$101,300

Free cash flow increased $123 million in the first six months of 2020 compared to the same period in 2019, primarily due to reduced capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "mitigate," "strategy," "continue," "opportunities," "future," "estimate" or "predict" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected impact of the COVID-19 pandemic on our results of operations, financial condition, business and operations; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the possibility of significant costs and reputational harm related to product and services-related liabilities; potential claims for system errors and warranties; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; risks associated with our global operations, including without limitation, greater difficulty in collecting accounts receivable; risks associated with fluctuations in foreign currency exchange rates; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the uncertainty surrounding the impact of the departure of the United Kingdom from the European Union on our global business; risks associated with the unexpected loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; risks related to our dependence on strategic relationships and third party suppliers, including any impact to the business of such suppliers resulting from the COVID-19 pandemic; risks inherent with business acquisitions or strategic investments and the failure to achieve projected synergies; risks associated with volatility and disruption resulting from global economic or market conditions, including any impact thereon resulting from events such as the COVID-19 pandemic; significant competition and our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; managing growth in the new markets in which we offer solutions, health care devices or services; long sales cycles for our solutions and services; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes and defending against bid protests; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; impact of the phase-out of the London Interbank Offered Rate (LIBOR) on the interest rates under our financing agreements and the related interest rate swap related to the outstanding indebtedness under our Credit Agreement; the potential for losses resulting from asset impairment charges; changing political, economic, regulatory and judicial influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, government regulation or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; variations in our quarterly operating results; potential variations in our sales forecasts compared to actual sales; volatility in the trading price of our common stock and the timing and volume of market activity, including volatility resulting from the COVID-19 pandemic; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions; risks that Cerner's revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; risks that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; risks that Cerner's business may be negatively affected as a result of future proxy fights or the actions of activist shareholders; and the extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings and results of operations, including risks associated with the impact of the COVID-19 pandemic on collecting accounts receivable. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K and in this quarterly report on Form 10-Q, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. There have been no material developments to the legal proceedings previously reported in our 2019 annual report on Form 10-K (the "Form 10-K"), as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2020. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, "Item 1A. Risk Factors" of the Form 10-K. In addition to the risk factors disclosed therein, we are supplementing those identified in the Form 10-K with the following risk factor, as described below. For further information on our forward-looking statements see Part I, Item 2 of this quarterly report on Form 10-Q.

The extent to which the COVID-19 pandemic and measures taken in response thereto could materially adversely affect our financial condition, future bookings and results of operations will depend on future developments, which are highly uncertain and are difficult to predict. The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our Solutions and Services and conduct our business operations. It has caused us to modify our business practices (including requiring most of our employees to work remotely and restricting employee travel, developing social distancing plans for our associates and canceling or postponing in person participation in meetings, events and conferences), and we may take further actions as required by government authorities, our clients or as determined to be in the best interests of our employees, clients and business partners. These measures and our clients' focus on the pandemic have also resulted in delays in marketing, selling and implementing our Solutions and Services. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed.

The magnitude and duration of the disruption and resulting decline in business activity is uncertain. In particular, we have experienced and may continue to experience a negative financial impact due to a number of factors, including without limitation:

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
•Longer-term declines in bookings for new Solutions and Services to the extent that the pandemic results in a sustained global or U.S. economic downturn;

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

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to impact our stock price and may adversely impact our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under "Risk Factors" in the Form 10-K, such as those described in our risk factors titled "We depend on strategic relationships and third party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly," "Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition", "We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new Solutions and Services and features to market in a timely fashion", "Our success depends upon the recruitment and retention of key personnel”, and those under the heading "Risks Related to our Common Stock."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2020.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 1, 2020 - April 30, 2020	—	$—	—	$1,033,733,300
May 1, 2020 - May 31, 2020	—	—	—	1,033,733,300
June 1, 2020 - June 30, 2020	2,419	72.59	—	1,033,733,300

Total	2,419	$72.59	—

(a) All of the 2,419 shares of common stock, par value $0.01 per share, presented in the table above, were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 2,419 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b) Under our current share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the six months ended June 30, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program pursuant to Rule 10b5-1 plans. As of June 30, 2020, $1.03 billion remains available for repurchase under the program. Refer to Note (9) of the Notes for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

3.1	Third Restated Certificate of Incorporation of Cerner Corporation, incorporated by reference to Exhibit 3(a) to the Company's annual report on Form 10-K filed February 11, 2015

3.2
Certificate of Amendment to the Third Restated Certificate of Incorporation of Cerner Corporation filed on May 27, 2020, incorporated by reference to Exhibit 3.1 to the Company's current report on From 8-K filed May 28, 2020

3.3	Amended & Restated Bylaws of Cerner Corporation, effective as of May 27, 2020, incorporated by reference to Exhibit 3.2 to the Company's current report on From 8-K filed May 28, 2020

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: July 30, 2020	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)