Form 10-Q
period 2020-09-30
CERNER Corp
filed 2020-10-29
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2020
Common Stock, $0.01 par value per share	306,589,898 shares

CERNER CORPORATION

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 28, 2019	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and September 28, 2019 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and September 28, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 28, 2019 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine Months Ended September 30, 2020 and September 28, 2019 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II.	Other Information:

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Signatures

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 (unaudited) and December 28, 2019

(In thousands, except share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$419,154	$441,843
Short-term investments	473,323	99,931
Receivables, net	1,219,227	1,139,595
Inventory	15,768	23,182
Prepaid expenses and other	397,487	392,073
Total current assets	2,524,959	2,096,624

Property and equipment, net	1,867,600	1,858,772
Right-of-use assets	109,659	123,155
Software development costs, net	991,649	939,859
Goodwill	907,105	883,158
Intangible assets, net	330,837	364,439
Long-term investments	423,315	419,419
Other assets	205,688	209,196

Total assets	$7,360,812	$6,894,622

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$256,449	$273,440
Deferred revenue	320,294	360,025
Accrued payroll and tax withholdings	328,663	245,843
Other current liabilities	196,170	148,140
Total current liabilities	1,101,576	1,027,448

Long-term debt	1,336,018	1,038,382
Deferred income taxes	391,790	377,657
Other liabilities	125,141	133,807
Total liabilities	2,954,525	2,577,294

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 372,272,953 shares issued at September 30, 2020 and 367,634,796 shares issued at December 28, 2019	3,723	3,676
Additional paid-in capital	2,196,127	1,905,171
Retained earnings	6,402,220	5,934,909
Treasury stock, 65,919,144 shares at September 30, 2020 and 56,723,546 shares at December 28, 2019	(4,057,768)	(3,407,768)
Accumulated other comprehensive loss, net	(138,015)	(118,660)
Total shareholders' equity	4,406,287	4,317,328

Total liabilities and shareholders' equity	$7,360,812	$6,894,622

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2020 and September 28, 2019
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2020	2019	2020	2019

Revenues	$1,368,673	$1,429,428	$4,110,763	$4,250,366
Costs and expenses:
Costs of revenue	231,889	271,778	698,268	793,655
Sales and client service	625,402	707,743	1,907,138	2,026,825
Software development (Includes amortization of $61,578 and $183,786 for the three and nine months ended September 30, 2020, respectively; and $56,786 and $169,036 for the three and nine months ended September 28, 2019, respectively)	186,826	187,526	551,101	548,934
General and administrative	116,816	152,321	391,000	398,305
Amortization of acquisition-related intangibles	12,789	21,283	43,031	64,809

Total costs and expenses	1,173,722	1,340,651	3,590,538	3,832,528

Gain on sale of businesses	216,869	—	216,869	—

Operating earnings	411,820	88,777	737,094	417,838

Other income, net	48,020	13,535	78,247	44,973

Earnings before income taxes	459,840	102,312	815,341	462,811
Income taxes	(103,164)	(20,377)	(176,758)	(87,688)

Net earnings	$356,676	$81,935	$638,583	$375,123

Basic earnings per share	$1.17	$0.26	$2.08	$1.17
Diluted earnings per share	$1.16	$0.26	$2.07	$1.16
Basic weighted average shares outstanding	305,759	315,876	306,759	320,282
Diluted weighted average shares outstanding	308,366	319,113	309,124	323,361
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2020 and September 28, 2019
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2020	2019	2020	2019

Net earnings	$356,676	$81,935	$638,583	$375,123
Foreign currency translation adjustment and other (net of taxes (benefit) of $351 and $688 for the three and nine months ended September 30, 2020; and $(409) and $(413) for the three and nine months ended September 28, 2019, respectively)	9,611	(11,679)	(1,738)	(9,458)
Unrealized gain (loss) on cash flow hedge (net of taxes (benefit) of $745 and $(5,937) for the three and nine months ended September 30, 2020; and $(1,327) and $(5,396) for the three and nine months ended September 28, 2019, respectively)	2,265	(4,037)	(18,050)	(16,407)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(73) and $142 for the three and nine months ended September 30, 2020; and $5 and $286 for the three and nine months ended September 28, 2019, respectively)	(220)	14	433	867

Comprehensive income	$368,332	$66,233	$619,228	$350,125

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2020 and September 28, 2019
(unaudited)

	Nine Months Ended
(In thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$638,583	$375,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	518,987	509,559
Share-based compensation expense	110,500	73,421
Provision for deferred income taxes	21,554	22,793
Gain on sale of businesses	(216,869)	—
Investment gains	(75,834)	(24,231)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(78,695)	24,558
Inventory	8,206	1,877
Prepaid expenses and other	(36,664)	(75,191)
Accounts payable	(60,808)	(3,346)
Accrued income taxes	33,005	(795)
Deferred revenue	(32,071)	(89,400)
Other accrued liabilities	94,151	61,156

Net cash provided by operating activities	924,045	875,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(238,053)	(388,588)
Capitalized software development costs	(224,710)	(211,284)
Purchases of investments	(511,378)	(317,979)
Sales and maturities of investments	213,309	507,258
Purchase of other intangibles	(29,698)	(25,794)
Sale of businesses	229,471	—
Acquisition of businesses, net of cash acquired	(35,766)	—

Net cash used in investing activities	(596,825)	(436,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	300,000	600,000
Repayment of long-term debt	(2,500)	—
Proceeds from exercise of stock options	202,680	188,474
Payments to taxing authorities in connection with shares directly withheld from associates	(22,623)	(14,994)
Treasury stock purchases	(650,000)	(1,020,542)
Dividends paid	(166,277)	(57,293)
Other	(6,807)	(8,450)

Net cash used in financing activities	(345,527)	(312,805)

Effect of exchange rate changes on cash and cash equivalents	(4,382)	(4,028)

Net increase (decrease) in cash and cash equivalents	(22,689)	122,304
Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$419,154	$496,430

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and nine months ended September 30, 2020 and September 28, 2019
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	3,702	2,054,252	6,022,256	(4,057,768)	(159,363)

Exercise of stock options and vests of restricted shares and share units	1,009	10	28,540	—	—	—

Employee share-based compensation expense	—	—	37,549	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	9,692

Cash dividends declared ($0.18 per share)	—	—	—	(55,602)	—	—

Net earnings	—	—	—	134,748	—	—

Balance at June 30, 2020	371,187	3,712	2,120,341	6,101,402	(4,057,768)	$(149,671)

Exercise of stock options and vests of restricted shares and share units	1,086	11	37,866	—	—	—

Employee share-based compensation expense	—	—	37,920	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	11,656

Cash dividends declared ($0.18 per share)	—	—	—	(55,858)	—	—

Net earnings	—	—	—	356,676	—	—

Balance at September 30, 2020	372,273	$3,723	$2,196,127	$6,402,220	$(4,057,768)	$(138,015)

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
For the three and nine months ended September 30, 2020 and September 28, 2019
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	706	7	11,716	—	—	—

Employee share-based compensation expense	—	—	19,860	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	2,958

Net earnings	—	—	—	166,219	—	—

Balance at March 30, 2019	362,919	3,629	1,591,138	5,742,744	(2,107,768)	(100,594)

Exercise of stock options and vests of restricted shares and share units	1,777	18	108,045	—	—	—

Employee share-based compensation expense	—	—	23,024	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(12,254)

Treasury stock purchases	—	—	—	—	(600,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(57,682)	—	—

Net earnings	—	—	—	126,969	—	—

Balance at June 29, 2019	364,696	3,647	1,722,207	5,812,031	(2,707,768)	(112,848)

Exercise of stock options and vests of restricted shares and share units	1,505	15	54,195	—	—	—

Employee share-based compensation expense	—	—	30,537	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(15,702)

Treasury stock purchases	—	—	—	—	(400,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(56,982)	—	—

Net earnings	—	—	—	81,935	—	—

Balance at September 28, 2019	366,201	$3,662	$1,806,939	$5,836,984	$(3,107,768)	$(128,550)

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

Fiscal Period End

Prior to fiscal year 2020, our third fiscal quarter ended on the Saturday closest to September 30. The third quarter and year-to-date periods for 2019 presented herein consisted of 91 days and 273 days, respectively, and ended on September 28, 2019.

In December 2019, our Board of Directors approved the change of our fiscal year to a calendar year, commencing with fiscal year 2020. Accordingly, the third quarter and year-to-date periods for 2020 presented herein consisted of 92 days and 277 days, respectively, and ended on September 30, 2020.

All references to periods in these notes to condensed consolidated financial statements represent the respective periods described above ending on September 30, 2020 and September 28, 2019, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
(In thousands)	2020	2019
Cash paid during the period for:
Interest (including amounts capitalized of $12,040 and $12,575, respectively)	$31,661	$20,756
Income taxes, net of refunds	78,519	65,171
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	24,499	23,129
Capital purchases	17,395	7,600

CARES Act

Cash flows from operating activities for the first nine months of 2020 include the impact of $56 million of certain federal payroll taxes related to pay cycles in the second and third quarters of 2020, for which we have deferred remittance to the taxing authority as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We expect to continue to defer the remittance of such payroll taxes for the remainder of 2020, as permitted by the CARES Act, for which the remittances to the taxing authority are to be paid in equal amounts at the end of 2021 and 2022, respectively. At September 30, 2020, these deferred remittances are included in "Accrued payroll and tax withholdings" in our condensed consolidated balance sheets.

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

(2) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$159,327	$12,367	$171,694	$144,599	$9,934	$154,533
Technology resale	45,217	1,896	47,113	65,103	5,072	70,175
Subscriptions	87,878	5,529	93,407	85,230	6,674	91,904
Professional services	433,127	46,768	479,895	446,562	60,893	507,455
Managed services	280,827	31,017	311,844	272,933	29,502	302,435
Support and maintenance	219,682	40,296	259,978	227,131	50,163	277,294
Reimbursed travel	4,711	31	4,742	23,705	1,927	25,632

Total revenues	$1,230,769	$137,904	$1,368,673	$1,265,263	$164,165	$1,429,428

	Nine Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$444,774	$37,114	$481,888	$466,105	$40,018	$506,123
Technology resale	126,042	14,675	140,717	169,112	17,338	186,450
Subscriptions	260,095	19,749	279,844	246,505	19,460	265,965
Professional services	1,295,759	156,564	1,452,323	1,313,701	169,500	1,483,201
Managed services	836,242	92,114	928,356	818,818	85,661	904,479
Support and maintenance	663,399	144,296	807,695	679,214	151,454	830,668
Reimbursed travel	19,086	854	19,940	68,750	4,730	73,480

Total revenues	$3,645,397	$465,366	$4,110,763	$3,762,205	$488,161	$4,250,366

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,143,515	$132,891	$1,276,406	$1,143,470	$155,017	$1,298,487
Revenue recognized at a point in time	87,254	5,013	92,267	121,793	9,148	130,941

Total revenues	$1,230,769	$137,904	$1,368,673	$1,265,263	$164,165	$1,429,428

	Nine Months Ended
	2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$3,410,827	$437,791	$3,848,618	$3,403,965	$445,320	$3,849,285
Revenue recognized at a point in time	234,570	27,575	262,145	358,240	42,841	401,081

Total revenues	$3,645,397	$465,366	$4,110,763	$3,762,205	$488,161	$4,250,366

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.01 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as "Deferred revenue". During the nine months ended September 30, 2020, we recognized $306 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

A certain customer within our Domestic segment comprised 19% and 12% of our consolidated revenues for the third quarters of 2020 and 2019, respectively; and 17% and 11% for the first nine months of 2020 and 2019, respectively. Amounts due from this same customer comprised 14% of client receivables as of September 30, 2020.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	September 30, 2020	December 28, 2019

Client receivables	$1,370,394	$1,245,670
Less: Provision for expected credit losses	151,167	106,075

Total receivables, net	$1,219,227	$1,139,595

A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)

Provision for expected credit losses - balance at December 28, 2019	$106,075
Cumulative effect of accounting change (ASU 2016-13)	4,606
Additions charged to costs and expenses	54,636
Deductions	(14,150)

Provision for expected credit losses - balance at September 30, 2020	$151,167

During the first nine months of 2020 and 2019, we received total client cash collections of $4.09 billion and $4.23 billion, respectively.

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

Our estimates of expected credit losses for client receivables at both December 29, 2019 and September 30, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws, reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

(4) Investments

Available-for-sale investments at September 30, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$56,855	$—	$—	$56,855
Time deposits	19,676	—	—	19,676
Commercial Paper	1,600	—	—	1,600
Government and corporate bonds	1,150	—	—	1,150
Total cash equivalents	79,281	—	—	79,281

Short-term investments:
Time deposits	21,248	—	—	21,248
Commercial paper	259,000	22	(7)	259,015
Government and corporate bonds	192,536	559	(35)	193,060
Total short-term investments	472,784	581	(42)	473,323

Long-term investments:
Government and corporate bonds	91,605	180	(78)	91,707

Total available-for-sale investments	$643,670	$761	$(120)	$644,311

Available-for-sale investments at December 28, 2019 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$185,666	$—	$—	$185,666
Time deposits	64,286	—	—	64,286
Total cash equivalents	249,952	—	—	249,952

Short-term investments:
Time deposits	2,506	—	—	2,506
Government and corporate bonds	83,272	52	(11)	83,313
Total short-term investments	85,778	52	(11)	85,819

Long-term investments:
Government and corporate bonds	96,186	91	(67)	96,210

Total available-for-sale investments	$431,916	$143	$(78)	$431,981

We sold available-for-sale investments for proceeds of $5 million and $181 million during the nine months ended September 30, 2020 and September 28, 2019, respectively, resulting in insignificant gains/losses in each period.

Other Investments

At September 30, 2020 and December 28, 2019, we had investments in equity securities that do not have readily determinable fair values of $320 million and $314 million, respectively, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the nine months ended September 30, 2020 and September 28, 2019, respectively.

At June 30, 2020 and December 28, 2019, we had investments in equity securities with readily determinable fair values of $41 million and $14 million, respectively, accounted for in accordance with ASC 321. Such investments were included in "Short-term investments" in our condensed consolidated balance sheets. Changes in the measurement of such investments favorably impacted "Other income, net" by $49 million and $76 million for the three and nine months ended September 30, 2020, respectively, and $9 million for both the three and nine months ended September 28, 2019. In August 2020, we sold these investments for cash proceeds of $90 million.

At September 30, 2020 and December 28, 2019, we had investments in equity securities reported under the equity method of accounting of $11 million and $9 million, respectively. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets.

Impairment Assessment

We adopted ASU 2016-13 in the first quarter of 2020, which made certain amendments to the model used to assess available-for-sale debt securities for impairment. Such guidance provides that an available-for-sale debt security is impaired if the fair value of the security is less than its amortized cost basis. A determination is made whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, such as market liquidity or changes in interest rates. Impairment related to credit losses is recognized in net earnings, whereas impairment related to other factors is recognized as a component of accumulated other comprehensive loss, net. During the nine months ended September 30, 2020, we did not recognize any impairment on our available-for-sale debt securities through net earnings.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	September 30, 2020	December 28, 2019

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2020-A due March 11, 2030	300,000	—
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	14,162

Total indebtedness	1,336,662	1,039,162
Less: debt issuance costs	(644)	(780)

Long-term debt	$1,336,018	$1,038,382

Credit Agreement

As of September 30, 2020, the interest rate on revolving credit loans outstanding under our Credit Agreement was 0.95% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At September 30, 2020 and December 28, 2019, this swap was in a net liability position with an aggregate fair value of $41 million and $17 million, respectively; which is presented in our condensed consolidated balance sheets in "Other current liabilities".

Series 2020-A Senior Notes

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes (the "Series 2020-A Notes") due March 11, 2030, pursuant to a Master Note Agreement we entered into in November 2019, and subsequently amended on October 8, 2020 (collectively and as amended, the "2019 Shelf Agreement"). Interest on the Series 2020-A Notes is payable semiannually on each March 11 and September 11, commencing September 11, 2020, and the principal balance is due at maturity. The Company may prepay at any time all, or any part of, the outstanding principal amount of the Series 2020-A Notes, subject to the payment of a make-whole amount. The Series 2020-A Notes are subject to the terms of the 2019 Shelf Agreement, which contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of the date of this filing, $1.50 billion remains available for sale under the 2019 Shelf Agreement, which is uncommitted and subject to participation by the purchasers.

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at September 30, 2020:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$56,855	$—	$—
Time deposits	Cash equivalents	—	19,676	—
Commercial paper	Cash equivalents	—	1,600	—
Government and corporate bonds	Cash equivalents	—	1,150	—
Time deposits	Short-term investments	—	21,248	—
Commercial paper	Short-term investments	—	259,015	—
Government and corporate bonds	Short-term investments	—	193,060	—
Government and corporate bonds	Long-term investments	—	91,707	—

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

Our investments in equity securities with readily determinable fair values accounted for in accordance with ASC 321 were measured and recorded at fair value on a recurring basis using a Level 2 valuation. The fair value of such arrangements was based on quoted prices in active markets, reduced by a percentage reflecting a discount for lack of marketability.

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at September 30, 2020 and December 28, 2019 was approximately $1.34 billion and $1.07 billion, respectively. The carrying amount of such debt at September 30, 2020 and December 28, 2019 was $1.33 billion and $1.03 billion, respectively.

(7) Gain on Sale of Businesses

Germany and Spain

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, to affiliates of CompuGroup Medical SE & Co. KGaA ("CGM"), as a part of our portfolio management strategy. Such operations included the associates, intellectual property, client contracts, other assets, and liabilities related to our medico®, Selene®, Soarian Health Archive®, and Soarian® Integrated Care solution offerings. We received a sale price of $227 million, which is subject to post-closing adjustments for working capital and certain other adjustments.

The following table presents a reconciliation of the sale price to the net gain recognized on the disposed business operations which is included in "Gain on sale of businesses" in our condensed consolidated statements of operations:

(In thousands)

Sale price	$226,623
Net assets/(liabilities) removed	(7,617)
Transaction expenses	(5,573)
Foreign currency	1,263

Gain on sale of businesses	$214,696

The following table presents a reconciliation of the sale price to the cash proceeds received from CGM which are included in "Sale of businesses" in our condensed consolidated statements of cash flows:

(In thousands)

Sale price	$226,623
VAT and other transaction taxes, net	(2,142)

Cash received from sale of businesses	$224,481

Amounts included in our condensed consolidated balance sheets related to the disposed business operations immediately prior to the sale on July 1, 2020 were as follows:

(In thousands)	Asset/(Liability)

Receivables, net	$7,334
Inventory	65
Prepaid expenses and other	5,759
Property and equipment, net	336
Right-of-use assets	554
Software development costs, net	5,532
Goodwill	7,692
Intangible assets, net	3,687
Accounts payable	(1,631)
Deferred revenue	(16,655)
Accrued payroll and tax withholdings	(4,545)
Other current liabilities	(511)

Net assets/(liabilities)	$7,617

Revenue Cycle Outsourcing

On August 3, 2020, we sold certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., as a part of our portfolio management strategy. Such operations included the associates, client contracts, certain other assets, and certain liabilities related to our commercial revenue cycle outsourcing services business. A net gain of $2 million was recognized on the disposed business operations and is included in "Gain on sale of businesses" in our condensed consolidated statements of operations. Amounts included in our condensed consolidated balance sheets related to the disposed business operations immediately prior to the sale on August 3, 2020 were not material to our condensed consolidated financial statements.

(8) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 21.7% and 18.9% for the first nine months of 2020 and 2019, respectively. The increase in the effective tax rate in the first nine months of 2020 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards. Also contributing to the increase, are taxes associated with the divestiture transactions that closed in the third quarter of 2020, as further discussed in Note (7).

(9) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$356,676	305,759	$1.17	$81,935	315,876	$0.26
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,607		—	3,237
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$356,676	308,366	$1.16	$81,935	319,113	$0.26

For the three months ended September 30, 2020 and September 28, 2019, options to purchase 3.9 million and 7.7 million shares of common stock at per share prices ranging from $55.24 to $76.49 and $54.87 to $75.83, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$638,583	306,759	$2.08	$375,123	320,282	$1.17
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,365		—	3,079
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$638,583	309,124	$2.07	$375,123	323,361	$1.16

For the nine months ended September 30, 2020 and September 28, 2019, options to purchase 4.4 million and 10.1 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $51.87 to $75.83, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(10) Share-Based Compensation and Equity

Stock Options

Stock option activity for the nine months ended September 30, 2020 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	15,416	$56.36
Granted	3	72.36
Exercised	(4,009)	50.67
Forfeited and expired	(228)	61.32
Outstanding as of September 30, 2020	11,182	58.31	$156,372	5.70

Exercisable as of September 30, 2020	7,248	$56.87	$111,738	4.85

The weighted-average assumptions used to estimate the fair value, under the Black-Scholes-Merton pricing model, of stock options granted during the nine months ended September 30, 2020 were as follows:

Expected volatility (%)	24.5%
Expected dividend rate (%)	1%
Expected term (yrs)	6
Risk-free rate (%)	1.1%
Fair value per option	$16.64

As of September 30, 2020, there was $58 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.12 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the nine months ended September 30, 2020 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	2,634	$65.30
Granted	2,520	69.99
Vested	(946)	66.30
Forfeited	(97)	67.24

Outstanding as of September 30, 2020	4,111	$67.90

As of September 30, 2020, there was $223 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.96 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2020	2019	2020	2019

Stock option and non-vested share and share unit compensation expense	$37,920	$30,537	$110,500	$73,421
Associate stock purchase plan expense	1,367	1,321	4,195	4,612
Amounts capitalized in software development costs, net of amortization	(1,150)	(76)	(2,971)	70

Amounts charged against earnings, before income tax benefit	$38,137	$31,782	$111,724	$78,103

Amount of related income tax benefit recognized in earnings	$7,818	$6,330	$22,452	$14,888

Treasury Stock

Under our current share repurchase program, which was initially approved by our Board of Directors in May 2017 and most recently amended in December 2019, the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the nine months ended September 30, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of September 30, 2020, $1.03 billion remains available for repurchase under the program.

Dividends
On September 10, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on October 13, 2020 to shareholders of record as of September 25, 2020. On May 21, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 17, 2020 to shareholders of record as of June 5, 2020. On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At both September 30, 2020 and December 28, 2019, our condensed consolidated balance sheets included liabilities for dividends payable of $56 million, which are included in "Other current liabilities".

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	(126,893)	(31,886)	(584)	(159,363)
Other comprehensive income (loss) before reclassifications	9,197	(3,205)	1,502	7,494
Amounts reclassified from AOCI	—	2,198	—	2,198

Balance at June 30, 2020	(117,696)	(32,893)	918	(149,671)
Other comprehensive income (loss) before reclassifications	9,611	(289)	(220)	9,102
Amounts reclassified from AOCI	—	2,554	—	2,554

Balance at September 30, 2020	$(108,085)	$(30,628)	$698	$(138,015)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	2,321	—	637	2,958
Amounts reclassified from AOCI	—	—	—	—

Balance at March 30, 2019	(100,618)	—	24	(100,594)
Other comprehensive income (loss) before reclassifications	(100)	(12,223)	216	(12,107)
Amounts reclassified from AOCI	—	(147)	—	(147)

Balance at June 29, 2019	(100,718)	(12,370)	240	(112,848)
Other comprehensive income (loss) before reclassifications	(11,679)	(4,135)	17	(15,797)
Amounts reclassified from AOCI	—	98	(3)	95

Balance at September 28, 2019	$(112,397)	$(16,407)	$254	$(128,550)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
AOCI Component	Location	2020	2019	2020	2019

Unrealized loss on cash flow hedge	Other income, net	$(3,213)	$(122)	$(7,383)	$58
	Income taxes	659	24	1,509	(9)

	Net of tax	(2,554)	(98)	(5,874)	49

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	—	4	—	4
	Income taxes	—	(1)	—	(1)

	Net of tax	—	3	—	3

Total amount reclassified, net of tax		$(2,554)	$(95)	$(5,874)	$52

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
As previously disclosed, we continue to be in dispute with Fujitsu Services Limited ("Fujitsu") regarding Fujitsu's obligation to pay amounts to us due upon the termination of a subcontract, including client receivables, in connection with Fujitsu's contract as the prime contractor in the National Health Service ("NHS") initiative to automate clinical processes and digitize medical records in the Southern region of England. The NHS terminated its contract with Fujitsu, which gave rise to the termination of our subcontract with Fujitsu. We filed a request for arbitration with the London Court of International Arbitration on April 22, 2019 seeking damages. On December 30, 2019, Fujitsu filed its Defense and Counterclaim (the "Counterclaim") in response. In its Counterclaim, Fujitsu defends against our claim in full and argues that we are liable to Fujitsu for: (i) £306 million in damages based on our alleged fraudulent misrepresentations inducing Fujitsu to enter into the subcontract; or (ii) alternatively, £173.8 million in damages based on our alleged breaches of the subcontract. We filed our response to Fujitsu's Counterclaim on May 1, 2020, to which they have now responded. We believe that Fujitsu's claims are without merit and will vigorously defend against them, and we continue to believe that we have valid and equitable grounds for recovery of the disputed client receivables; however, there can be no assurances as to the outcome of the dispute. As previously disclosed, we recorded a pre-tax charge of $45 million in the fourth quarter of 2018 to provide an allowance against the disputed client receivables reflecting the uncertainty in collection of such receivables and related litigation risk resulting from the conclusion of the non-binding alternative dispute resolution procedures, which occurred before we filed our request for arbitration. We have not concluded that a loss related to the new claims raised by Fujitsu in the Counterclaim is probable, nor have we accrued a liability related to these claims beyond the previously reported pre-tax charge recorded in the fourth quarter of 2018. Although we believe a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the Counterclaim given that the dispute is in the early stages of the arbitration process. Arbitration is currently scheduled to occur in April 2022.

Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health Services, Inc. ("Health Services") and NextGen prior to the acquisition of the assets of Health Services by Cerner HS in 2015. In September 2017, the court issued a preliminary injunction to prevent NextGen from refusing to honor certain contractual obligations to support Cerner HS's clients who use NextGen ambulatory EHR solutions. In September 2018, NextGen filed a counterclaim alleging breach of contract and tortious interference but did not specify its damages. In August 2019, NextGen provided an expert report alleging profit disgorgement damages of $135 million or, alternatively, $30.5 million in lost profit damages, but the report did not discuss how our actions allegedly caused NextGen's damages. In December 2019, we deposed NextGen's expert, gaining additional clarity on categories of alleged damages but not on the alleged theories of liability. A jury trial is set to begin on January 25, 2021. We believe NextGen's claims are without merit and will vigorously defend against them; however, there can be no assurances as to the outcome of the dispute. We have not concluded that a loss related to the claims raised by NextGen in its counterclaim is probable, nor have we accrued a liability related to these claims. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by NextGen's expert, and the continued lack of clarity on the causal connection between Cerner Corporation's and Cerner HS's actions and any alleged damages.

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

(12) Segment Reporting

We have two operating segments, Domestic and International. Revenues are derived primarily from the sale of clinical, financial and administrative information solutions and services. The cost of revenues includes the cost of third-party consulting services, computer hardware, devices and sublicensed software purchased from manufacturers for delivery to clients. It also includes the cost of hardware maintenance and sublicensed software support subcontracted to the manufacturers. Operating expenses incurred by the geographic business segments consist of sales and client service expenses including salaries of sales and client service personnel, expenses associated with our managed services business, marketing expenses, communications expenses and unreimbursed travel expenses. "Other" includes expenses that have not been allocated to the operating segments, such as software development, general and administrative expenses, certain organizational restructuring and other expense, share-based compensation expense, and certain amortization and depreciation. "Other" also includes gains or losses recognized on the divestiture of businesses. Performance of the segments is assessed at the operating earnings level by our chief operating decision maker, who is our Chief Executive Officer. Items such as interest, income taxes, capital expenditures and total assets are managed at the consolidated level and thus are not included in our operating segment disclosures. Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 30, 2020 and September 28, 2019:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,230,769	$137,904	$—	$1,368,673

Costs of revenue	219,938	11,951	—	231,889
Operating expenses	566,777	58,626	316,430	941,833
Total costs and expenses	786,715	70,577	316,430	1,173,722

Gain on sale of businesses	—	—	216,869	216,869

Operating earnings (loss)	$444,054	$67,327	$(99,561)	$411,820

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2019
Revenues	$1,265,263	$164,165	$—	$1,429,428

Costs of revenue	246,634	25,144	—	271,778
Operating expenses	639,590	68,153	361,130	1,068,873
Total costs and expenses	886,224	93,297	361,130	1,340,651

Operating earnings (loss)	$379,039	$70,868	$(361,130)	$88,777

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2020
Revenues	$3,645,397	$465,366	$—	$4,110,763

Costs of revenue	638,284	59,984	—	698,268
Operating expenses	1,724,545	182,594	985,131	2,892,270
Total costs and expenses	2,362,829	242,578	985,131	3,590,538

Gain on sale of businesses	—	—	216,869	216,869

Operating earnings (loss)	$1,282,568	$222,788	$(768,262)	$737,094

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2019
Revenues	$3,762,205	$488,161	$—	$4,250,366

Costs of revenue	719,119	74,536	—	793,655
Operating expenses	1,817,244	209,580	1,012,049	3,038,873
Total costs and expenses	2,536,363	284,116	1,012,049	3,832,528

Operating earnings (loss)	$1,225,842	$204,045	$(1,012,049)	$417,838

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

All references to periods in this MD&A represent the respective three or nine months ended on such dates, unless otherwise noted. Refer to Note (1) of the Notes for information regarding our fiscal period ends.

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

Our core strategy is to create organic growth by investing in research and development ("R&D") to create solutions and tech-enabled services for the health care industry. We may also supplement organic growth with acquisitions or strategic investments and collaborations.

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

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. After several years of margin compression related to slowing revenue growth, increased mix of low-margin services, and lower software demand due to the end of direct government incentives for EHR adoption, Cerner implemented a new operating structure and introduced other initiatives focused on cost optimization and process improvement in 2019. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. We have made good progress since we kicked off our transformation in 2019 and expect this progress to be reflected in improved profitability in 2020 and beyond. We are focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

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

COVID-19

Our business and results of operations for the first nine months of 2020 were impacted by the ongoing Coronavirus disease ("COVID-19") pandemic. It has caused us to modify certain of our business practices, including requiring most of our employees to work remotely; restricting employee travel; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and will continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

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

We believe the impact of COVID-19 on our results of operations for the first quarter of 2020 was limited, with the largest impact in the areas of reduced bookings and lower technology resale revenue, due to the mid-March 2020 timing of when we implemented changes to our business practices in response to COVID-19, and the nature of the industry in which we operate. We believe the impact of COVID-19 on our results of operations for the second and third quarters of 2020 was much greater than in the first quarter of 2020 as the pandemic and practices we implemented in mid-March 2020 were ongoing for the full quarter, with the largest impact in the areas of reduced bookings and lower licensed software, technology resale, professional services, and reimbursed travel revenues.

We expect a negative financial impact to continue for the remainder of 2020 and into 2021. However, the impact will be difficult to quantify as there are many factors outside of our control, so any forward looking statements that we make regarding our projections of future financial performance, new solution, services and offering development, and capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations will all be subject to increased risks, as discussed further below and in Part II, Item 1A of this quarterly report on Form 10-Q. Additionally, we may make further modifications to our operations or business plans that have a negative financial impact as required by government authorities, our clients or as we determine are in the best interests of our associates, clients and business partners. While we expect COVID-19 to have an impact on our results of operations, cash flows, and financial position in the near-term, we believe the nature of our solutions and services offerings will continue to be in demand, regardless of this pandemic. However, the COVID-19 pandemic and related restrictive measures have created significant economic uncertainty and the duration and magnitude of the impact of the pandemic is unknown at this time; therefore, there can be no assurance that the ultimate impact of the pandemic will not adversely affect our future operational and financial performance.

Operational Improvement Initiatives

The Company has been focused on leveraging the impact of our new operating structure, which was rolled out in the first quarter of 2019, and identifying additional efficiencies in our business. We continue to be focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are continuing our portfolio management, which includes ongoing evaluation of our offerings, exiting certain low-margin businesses, and being more selective as we consider new business opportunities. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. As part of our portfolio management, we closed on the sale of certain of our business operations, primarily conducted in Germany and Spain, in July 2020, and the sale of certain of our revenue cycle outsourcing business operations in August 2020. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives. We continue to be focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to continue incurring expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. Expenses recognized in the first nine months of 2020 are primarily related to professional services fees and employee separation costs, which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflect the value of executed contracts for software, hardware, professional services and managed services, was $1.47 billion in the third quarter of 2020, which is a decrease of 11% compared to $1.65 billion in the third quarter of 2019.

Revenues for the third quarter of 2020 decreased 4% to $1.37 billion, compared to $1.43 billion in the third quarter of 2019.

Net earnings for the third quarter of 2020 increased 335% to $357 million, compared to $82 million in the third quarter of 2019. Diluted earnings per share increased 346% to $1.16, compared to $0.26 in the third quarter of 2019.

We had cash collections of receivables of $1.43 billion in the third quarter of 2020, compared to $1.50 billion in the third quarter of 2019. Days sales outstanding was 81 days in the third quarter of 2020 and the second quarter of 2020, compared to 74 days for the third quarter of 2019. Operating cash flows for the third quarter of 2020 were $382 million, compared to $351 million in the third quarter of 2019.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 28, 2019

The following table presents a summary of our operating information for the third quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Revenues	$1,368,673	100%	$1,429,428	100%	(4)%
Costs of revenue	231,889	17%	271,778	19%	(15)%

Margin	1,136,784	83%	1,157,650	81%	(2)%

Operating expenses
Sales and client service	625,402	46%	707,743	50%	(12)%
Software development	186,826	14%	187,526	13%	—%
General and administrative	116,816	9%	152,321	11%	(23)%
Amortization of acquisition-related intangibles	12,789	1%	21,283	1%	(40)%

Total operating expenses	941,833	69%	1,068,873	75%	(12)%

Total costs and expenses	1,173,722	86%	1,340,651	94%	(12)%

Gain on sale of businesses	216,869	16%	—	—%

Operating earnings	411,820	30%	88,777	6%	364%

Other income, net	48,020		13,535
Income taxes	(103,164)		(20,377)

Net earnings	$356,676		$81,935		335%

Revenues & Backlog

Revenues decreased 4% to $1.37 billion in the third quarter of 2020, as compared to $1.43 billion in the same period of 2019. The decline in revenues is primarily attributable to the following:

•The impact of the ongoing COVID-19 pandemic on our third quarter 2020 operations, with the largest impact in the areas of technology resale, professional services, and reimbursed travel revenues, as further discussed above.

•The third quarter of 2020 includes a $42 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019.

•The third quarter of 2020 includes a $22 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain, as further discussed in Note (7) of the Notes. We expect the disposition of such operations to reduce future International Segment revenues by approximately $83 million on an annualized basis.

•The third quarter of 2020 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations, as further discussed in Note (7) of the Notes. We expect the disposition of such operations to reduce future Domestic Segment revenues by approximately $77 million on an annualized basis.

These declines are partially offset by increased implementation activity within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the third quarter of 2020, 19% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 12% in the same period of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.01 billion at September 30, 2020, compared to $13.71 billion at December 28, 2019. This decline in backlog is primarily attributable to the divestiture transactions discussed above, along with the impact of the ongoing COVID-19 pandemic on our bookings during the first nine months of 2020, as further discussed above. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $1.16 billion of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the third quarter of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

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

Operating Expenses

Total operating expenses decreased 12% to $942 million in the third quarter of 2020, compared to $1.07 billion in the same period of 2019.

•Sales and client service expenses as a percent of revenues were 46% in the third quarter of 2020, compared to 50% in the same period of 2019. These expenses decreased 12% to $625 million in the third quarter of 2020, from $708 million in the same period of 2019. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The decrease in sales and client service expenses was primarily driven by an $11 million reduction in associate travel costs, and the third quarter of 2019 included a $60 million charge in connection with the termination of certain revenue cycle outsourcing contracts, discussed above. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses.

•Software development expenses as a percent of revenues were 14% in the third quarter of 2020, compared to 13% in the same period of 2019. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, the third quarter of 2020 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in the third quarters of 2020 and 2019 is as follows:

	Three Months Ended
(In thousands)	2020	2019

Software development costs	$198,565	$197,122
Capitalized software costs	(71,525)	(65,684)
Capitalized costs related to share-based payments	(1,792)	(698)
Amortization of capitalized software costs	61,578	56,786

Total software development expense	$186,826	$187,526

•General and administrative expenses as a percent of revenues were 9% in the third quarter of 2020, compared to 11% in the same period of 2019. These expenses decreased 23% to $117 million in the third quarter of 2020, from $152 million in the same period of 2019. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The decrease in general and administrative expenses is primarily due to a reduction in expenses incurred in connection with our operational improvement initiatives, discussed above. We expect to incur additional expenses in connection with these efforts in future periods, which may be material. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the third quarter of both 2020 and 2019. These expenses decreased 40% to $13 million in the third quarter of 2020, from $21 million in the same period in 2019. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles is primarily due to the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses.

Gain on Sale of Businesses

The third quarter of 2020 includes a $217 million gain on sale of businesses. Refer to Note (7) of the Notes for further information regarding divestiture transactions that closed during the third quarter of 2020.
Non-Operating Items

•Other income, net was $48 million in the third quarter of 2020, compared to $14 million in the same period of 2019. The third quarter of 2020 includes a $49 million gain recognized on the disposition of one of our equity investments. The third quarter of 2019 includes a $9 million unrealized gain recognized on that same equity investment. The remaining difference is primarily attributable to increased interest expense in the third quarter of 2020, from the $600 million of revolving credit loans we borrowed under our Credit Agreement in May 2019, and the $300 million of Series 2020-A Notes we issued in March 2020.

•Our effective tax rate was 22.4% for the third quarter of 2020, compared to 19.9% for the same period of 2019. The increase in the effective tax rate in the third quarter of 2020 is primarily due to taxes associated with the divestiture transactions that closed in the third quarter of 2020, as further discussed in Note (7) of the Notes. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

We have two operating segments: Domestic and International. The Domestic segment includes revenue contributions and expenditures associated with business activity in the United States. The International segment includes revenue contributions and expenditures linked to business activity outside the United States, primarily from Australia, Canada, Europe, and the Middle East. Refer to Note (12) of the Notes for further information regarding our reportable segments.

The following table presents a summary of our operating segment information for the third quarters of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Domestic Segment
Revenues	$1,230,769	100%	$1,265,263	100%	(3)%

Costs of revenue	219,938	18%	246,634	19%	(11)%
Operating expenses	566,777	46%	639,590	51%	(11)%
Total costs and expenses	786,715	64%	886,224	70%	(11)%

Domestic operating earnings	444,054	36%	379,039	30%	17%

International Segment
Revenues	137,904	100%	164,165	100%	(16)%

Costs of revenue	11,951	9%	25,144	15%	(52)%
Operating expenses	58,626	43%	68,153	42%	(14)%
Total costs and expenses	70,577	51%	93,297	57%	(24)%

International operating earnings	67,327	49%	70,868	43%	(5)%

Other costs and expenses, net	(316,430)		(361,130)		(12)%

Gain on sale of businesses	216,869		—

Consolidated operating earnings	$411,820		$88,777		364%

Domestic Segment

•Revenues decreased 3% to $1.23 billion in the third quarter of 2020, from $1.27 billion in the same period of 2019. The decline in revenues is primarily attributable to the following:

◦The impact of the ongoing COVID-19 pandemic on our third quarter 2020 operations, with the largest impact in the areas of technology resale, professional services, and reimbursed travel revenues, as further discussed above.

◦The third quarter of 2020 includes a $42 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019.

◦The third quarter of 2020 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations, as further discussed in Note (7) of the Notes.

These declines are partially offset by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the third quarter of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services revenue.

•Operating expenses as a percent of revenues were 46% in the third quarter of 2020, compared to 51% in the same period of 2019. These expenses decreased 11% to $567 million in the third quarter of 2020, from $640 million in the same period of 2019. The decrease in operating expenses was primarily driven by a $9 million reduction in associate travel costs, and the third quarter of 2019 included a $60 million charge in connection with the termination of certain revenue cycle outsourcing contracts, discussed above.

International Segment

•Revenues decreased 16% to $138 million in the third quarter of 2020, from $164 million in the same period of 2019. The decline in revenues is primarily due to a $22 million reduction from the sale of certain of our business operations primarily conducted in Germany and Spain, as further discussed in Note (7) of the Notes. Additionally, we believe the ongoing COVID-19 pandemic has negatively impacted our third quarter 2020 operations, as further discussed above. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 9% in the third quarter of 2020, compared to 15% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services and support and maintenance revenue.

•Operating expenses as a percent of revenues were 43% in the third quarter of 2020, compared to 42% in the same period of 2019. These expenses decreased 14% to $59 million in the third quarter of 2020, from $68 million in the same period of 2019. The decrease in operating expenses is primarily due to the sale of certain of our business operations in Germany and Spain, as further discussed in Note (7) of the Notes.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses decreased 12% to $316 million in the third quarter of 2020, from $361 million in the same period of 2019. The decrease is primarily due to a reduction in expenses incurred in connection with our operational improvement initiatives, discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 28, 2019

The following table presents a summary of our operating information for the first nine months of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Revenues	$4,110,763	100%	$4,250,366	100%	(3)%
Costs of revenue	698,268	17%	793,655	19%	(12)%

Margin	3,412,495	83%	3,456,711	81%	(1)%

Operating expenses
Sales and client service	1,907,138	46%	2,026,825	48%	(6)%
Software development	551,101	13%	548,934	13%	—%
General and administrative	391,000	10%	398,305	9%	(2)%
Amortization of acquisition-related intangibles	43,031	1%	64,809	2%	(34)%

Total operating expenses	2,892,270	70%	3,038,873	71%	(5)%

Total costs and expenses	3,590,538	87%	3,832,528	90%	(6)%

Gain on sale of businesses	216,869	5%	—	—%

Operating earnings	737,094	18%	417,838	10%	76%

Other income, net	78,247		44,973
Income taxes	(176,758)		(87,688)

Net earnings	$638,583		$375,123		70%

Revenues

Revenues decreased 3% to $4.11 billion in the first nine months of 2020, as compared to $4.25 billion in the same period of 2019. The decline in revenues is primarily attributable to the following:

•The impact of the ongoing COVID-19 pandemic on our operations during the first nine months of 2020, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above.

•The first nine months of 2020 includes a $126 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019.

•The first nine months of 2020 includes a $22 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain, as further discussed in Note (7) of the Notes.

•The first nine months of 2020 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations, as further discussed in Note (7) of the Notes.

These declines are partially offset by increased implementation activity within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first nine months of 2020, 17% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 11% in the same period of 2019. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first nine months of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services and support and maintenance revenue.

Operating Expenses

Total operating expenses decreased 5% to $2.89 billion in the first nine months of 2020, compared to $3.04 billion in the same period of 2019.

•Sales and client service expenses as a percent of revenues were 46% in the first nine months of 2020, compared to 48% in the same period of 2019. These expenses decreased 6% to $1.91 billion in the first nine months of 2020, from $2.03 billion in the same period of 2019. The decrease in sales and client service expenses was primarily driven by a $35 million reduction in associate travel costs; the first nine months of 2019 included a $60 million charge in connection with the termination of certain revenue cycle outsourcing contracts, discussed above; and the first nine months of 2019 included a $20 million charge in connection with a client dispute. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses.

•Software development expenses as a percent of revenues were 13% in the first nine months of both 2020 and 2019. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, with a focus on supporting key initiatives to enhance physician experience, revenue cycle, population health management, and health network solutions. In addition, the first nine months of 2020 includes costs incurred in connection with our efforts to modernize our platforms, with a focus on development of a software as a service platform. A summary of our total software development expense in the first nine months of 2020 and 2019 is as follows:

	Nine Months Ended
(In thousands)	2020	2019

Software development costs	$592,025	$591,182
Capitalized software costs	(219,879)	(209,458)
Capitalized costs related to share-based payments	(4,831)	(1,826)
Amortization of capitalized software costs	183,786	169,036

Total software development expense	$551,101	$548,934

•General and administrative expenses as a percent of revenues were 10% in the first nine months of 2020, compared to 9% in the same period of 2019. These expenses decreased 2% to $391 million in the first nine months of 2020, from $398 million in the same period of 2019. The decrease in general and administrative expenses includes the impact of the first nine months of 2019 including a $7 million charge to settle disputes with a former vendor. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses. In the first nine months of 2020, general and administrative expenses include $118 million of expenses incurred in connection with our operational improvement initiatives, discussed above, compared to $115 million in the same period of 2019. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first nine months of 2020, compared to 2% in the same period of 2019. These expenses decreased 34% to $43 million in the first nine months of 2020, from $65 million in the same period in 2019. The decrease in amortization of acquisition-related intangibles is primarily due to the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020. The divestiture transactions, as further discussed in Note (7) of the Notes, also contributed to the reduction in expenses.
Gain on Sale of Businesses

The first nine months of 2020 includes a $217 million gain on sale of businesses. Refer to Note (7) of the Notes for further information regarding divestiture transactions that closed during the first nine months of 2020.

Non-Operating Items

•Other income, net was $78 million in the first nine months of 2020, compared to $45 million in the same period of 2019. The first nine months of 2020 includes a $76 million gain recognized on the disposition of one of our equity investments. The first nine months of 2019 includes a $9 million unrealized gain recognized on that same equity investment. The first nine months of 2019 also includes a $16 million gain recognized on the disposition of another one of our equity investments. The remaining difference is primarily attributable to increased interest expense in the first nine months of 2020, from the $600 million of revolving credit loans we borrowed under our Credit Agreement in May 2019, and the $300 million of Series 2020-A Notes we issued in March 2020.

•Our effective tax rate was 21.7% for the first nine months of 2020, compared to 18.9% for the same period of 2019. The increase in the effective tax rate in the first nine months of 2020 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards. Also contributing to the increase, are taxes associated with the divestiture transactions that closed in the third quarter of 2020, as further discussed in Note (7) of the Notes. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first nine months of 2020 and 2019:

(In thousands)	2020	% of Revenue	2019	% of Revenue	% Change

Domestic Segment
Revenues	$3,645,397	100%	$3,762,205	100%	(3)%

Costs of revenue	638,284	18%	719,119	19%	(11)%
Operating expenses	1,724,545	47%	1,817,244	48%	(5)%
Total costs and expenses	2,362,829	65%	2,536,363	67%	(7)%

Domestic operating earnings	1,282,568	35%	1,225,842	33%	5%

International Segment
Revenues	465,366	100%	488,161	100%	(5)%

Costs of revenue	59,984	13%	74,536	15%	(20)%
Operating expenses	182,594	39%	209,580	43%	(13)%
Total costs and expenses	242,578	52%	284,116	58%	(15)%

International operating earnings	222,788	48%	204,045	42%	9%

Other costs and expenses, net	(985,131)		(1,012,049)		(3)%

Gain on sale of businesses	216,869		—

Consolidated operating earnings	$737,094		$417,838		76%

Domestic Segment

•Revenues decreased 3% to $3.65 billion in the first nine months of 2020, from $3.76 billion in the same period of 2019. The decline in revenues is primarily attributable to the following:

◦The impact of the ongoing COVID-19 pandemic on our operations during the first nine months of 2020, with the largest impact in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues, as further discussed above.

◦The first nine months of 2020 includes a $126 million reduction in revenues due to the termination of certain revenue cycle outsourcing contracts effective in the fourth quarter of 2019.

◦The first nine months of 2020 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations, as further discussed in Note (7) of the Notes.

These declines are partially offset by increased implementation activity within our federal business; inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the first nine months of 2020, compared to 19% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services and support and maintenance revenue.

•Operating expenses as a percent of revenues were 47% in the first nine months of 2020, compared to 48% in the same period of 2019. These expenses decreased 5% to $1.72 billion in the first nine months of 2020, from $1.82 billion in the same period of 2019. The decrease in operating expenses was primarily driven by a $27 million reduction in associate travel costs; the first nine months of 2019 included a $60 million charge in connection with the termination of certain revenue cycle outsourcing contracts, discussed above; and the first nine months of 2019 included a $20 million charge in connection with a client dispute.

International Segment

•Revenues decreased 5% to $465 million in the first nine months of 2020, from $488 million in the same period of 2019. The decline in revenues is primarily due to a $22 million reduction from the sale of certain of our business operations primarily conducted in Germany and Spain, as further discussed in Note (7) of the Notes. Additionally, we believe the ongoing COVID-19 pandemic has negatively impacted our operations for the first nine months of 2020, as further discussed above. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 13% in the first nine months of 2020, compared to 15% in the same period of 2019. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; a lower mix of technology resale revenue, which carries a higher cost of revenue; and reduced utilization of third-party resources associated with professional services and support and maintenance revenue.

•Operating expenses as a percent of revenues were 39% in the first nine months of 2020, compared to 43% in the same period of 2019. These expenses decreased 13% to $183 million in the first nine months of 2020, from $210 million in the same period of 2019. The decrease in operating expenses is primarily due to the sale of certain of our business operations in Germany and Spain, as further discussed in Note (7) of the Notes.

Other Costs and Expenses, net

These expenses decreased 3% to $985 million in the first nine months of 2020, from $1.01 billion in the same period of 2019. The decrease is primarily due to decreased expenses incurred in the first nine months of 2020 as a result of our operational improvement initiatives, discussed above.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds and time deposits with original maturities of less than 90 days, short-term investments, and borrowings under our Credit Agreement and other sources of debt financing. At September 30, 2020, we had cash and cash equivalents of $419 million and short-term investments of $473 million, as compared to cash and cash equivalents of $442 million and short-term investments of $100 million at December 28, 2019.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of September 30, 2020, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $370 million under the Credit Agreement.

We have also entered into note purchase agreements pursuant to which we may issue and sell unsecured senior promissory notes to those purchasers electing to purchase. See Note (5) of the Notes for further information.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.
The following table summarizes our cash flows in the first nine months of 2020 and 2019:

	Nine Months Ended
(In thousands)	2020	2019

Cash flows from operating activities	$924,045	$875,524
Cash flows from investing activities	(596,825)	(436,387)
Cash flows from financing activities	(345,527)	(312,805)
Effect of exchange rate changes on cash	(4,382)	(4,028)
Total change in cash and cash equivalents	(22,689)	122,304

Cash and cash equivalents at beginning of period	441,843	374,126

Cash and cash equivalents at end of period	$419,154	$496,430

Free cash flow (non-GAAP)	$461,282	$275,652

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2020	2019

Cash collections from clients	$4,085,527	$4,233,269
Cash paid to employees and suppliers and other	(3,051,302)	(3,271,818)
Cash paid for interest	(31,661)	(20,756)
Cash paid for taxes, net of refunds	(78,519)	(65,171)

Total cash from operations	$924,045	$875,524

Cash flows from operations increased $49 million in the first nine months of 2020 when compared to the same period of 2019, due primarily to an increase in cash impacting earnings. This increase also includes the impact of $56 million of certain federal payroll taxes related to pay cycles in the second and third quarters of 2020, for which we have deferred remittance to the taxing authority as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We expect to continue to defer the remittance of such payroll taxes for the remainder of 2020, as permitted by the CARES Act, for which the remittances to the taxing authority are to be paid in equal amounts at the end of 2021 and 2022, respectively. Days sales outstanding was 81 days in the third quarter of 2020 and the second quarter of 2020, compared to 74 days for the third quarter of 2019.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2020	2019

Capital purchases	$(238,053)	$(388,588)
Capitalized software development costs	(224,710)	(211,284)
Purchases of investments, net of sales and maturities	(298,069)	189,279
Purchases of other intangibles	(29,698)	(25,794)
Sale of businesses	229,471	—
Acquisition of businesses, net of cash acquired	(35,766)	—

Total cash flows from investing activities	$(596,825)	$(436,387)

Cash flows from investing activities consist primarily of capital spending, investment, acquisition, and divestiture activities.

Our capital spending in the first nine months of 2020 was driven by capitalized equipment purchases primarily to support growth in our managed services business, investments in a cloud infrastructure to support cloud-based solutions, building and improvement purchases to support our facilities requirements and capitalized spending to support our ongoing software development initiatives. Capital purchases for the remainder of 2020 are expected to continue to be below 2019 levels, primarily driven by reduced purchases to support our facilities requirements, reflective of the completion of construction on the current phases of our Innovations Campus in the third quarter of 2020.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. The 2020 activity includes the investment of proceeds from the sale of certain business operations in the third quarter of 2020, as discussed below. The 2019 activity was impacted by changes made to our investment mix, such that our excess funds were more heavily held in cash and cash equivalents versus short-term and long-term investments.

Investment activity also includes the sale of one of our equity investments in August 2020 for cash proceeds of $90 million. Refer to Note (4) of the Notes for further information regarding this investment.

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

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, for cash proceeds of $224 million. We also sold certain of our revenue cycle outsourcing business operations on August 3, 2020. Refer to Note (7) of the Notes for further information regarding these sales. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives discussed above.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2020	2019

Long-term debt issuance	$300,000	$600,000
Repayment of long-term debt	(2,500)	—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	180,057	173,480
Treasury stock purchases	(650,000)	(1,020,542)
Dividends paid	(166,277)	(57,293)
Other	(6,807)	(8,450)

Total cash flows from financing activities	$(345,527)	$(312,805)

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes. In May 2019, we borrowed $600 million of revolving credit loans under our Credit Agreement. Refer to Note (5) of the Notes for further information regarding these obligations.

We may incur additional indebtedness in the next 12 months, which will primarily be dependent on cash flows from operations as well as the timing of business acquisition and capital allocation activity. The proceeds from such indebtedness would be deployed in accordance with our capital allocation strategy, which may include share repurchases and dividend payments (as discussed further below), as well as for general corporate purposes, including acquisitions and investments. The terms and availability of any such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we would be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2020 based on the number of exercisable options as of September 30, 2020 and our current stock price.

During the first nine months of 2020 and 2019, we repurchased 9.2 million shares of our common stock for total consideration of $650 million and 14.4 million shares of our common stock for total consideration of $1.0 billion, respectively. As of September 30, 2020, $1.03 billion remains available for repurchase under our share repurchase program. We may continue to repurchase shares under this program in 2020, but such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under the program.

On December 12, 2019, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on January 9, 2020 to shareholders of record as of December 27, 2019. On March 19, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on April 17, 2020 to shareholders of record as of April 3, 2020. On May 21, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on July 17, 2020 to shareholders of record as of June 5, 2020. On September 10, 2020, our Board of Directors declared a cash dividend of $0.18 per share on our issued and outstanding common stock, which was paid on October 13, 2020 to shareholders of record as of September 25, 2020. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets, and the incurrence of indebtedness. Refer to Note (10) of the Notes for further information regarding our share repurchase and dividend programs.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2020	2019	2020	2019

Cash flows from operating activities (GAAP)	$381,949	$351,448	$924,045	$875,524
Capital purchases	(71,757)	(110,714)	(238,053)	(388,588)
Capitalized software development costs	(73,317)	(66,382)	(224,710)	(211,284)

Free cash flow (non-GAAP)	$236,875	$174,352	$461,282	$275,652

Free cash flow increased $186 million in the first nine months of 2020 compared to the same period in 2019, primarily due to reduced capital expenditures. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. There have been no material developments to the legal proceedings previously reported in our 2019 annual report on Form 10-K (the "Form 10-K"), as supplemented by our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to impact our stock price. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under "Risk Factors" in the Form 10-K, such as those described in our risk factors titled "We depend on strategic relationships and third party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly," "Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition", "We operate in intensely competitive and dynamic industries, and our ability to successfully compete and continue to grow our business depends on our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new Solutions and Services and features to market in a timely fashion", "Our success depends upon the recruitment and retention of key personnel”, and those under the heading "Risks Related to our Common Stock."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
July 1, 2020 - July 31, 2020	—	$—	—	$1,033,733,300
August 1, 2020 - August 31, 2020	—	—	—	1,033,733,300
September 1, 2020 - September 30, 2020	—	—	—	1,033,733,300

Total	—	$—	—

(a)    Under our current share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the nine months ended September 30, 2020, we repurchased 9.2 million shares for total consideration of $650 million under the program pursuant to Rule 10b5-1 plans. As of September 30, 2020, $1.03 billion remains available for repurchase under the program. Refer to Note (10) of the Notes for further information regarding our share repurchase program.

Item 6. Exhibits

(a)	Exhibits

10.1
First Amendment to Master Note Agreement dated October 8, 2020, between Cerner Corporation and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 9, 2020

10.2*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Unit Agreement

10.3*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Unit Agreement

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Marc G. Naughton pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Marc G. Naughton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 29, 2020	By:	/s/ Marc G. Naughton
Marc G. Naughton
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)