Form 10-Q
period 2021-03-31
CERNER Corp
filed 2021-05-05
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 0-15386

CERNER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		43-1196944
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2800 Rock Creek Parkway
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value per share	301,317,068 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 (unaudited) and December 31, 2020

(In thousands, except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$997,861	$615,615
Short-term investments	476,362	442,473
Receivables, net	1,175,139	1,168,712
Inventory	30,442	23,027
Prepaid expenses and other	375,376	401,160
Total current assets	3,055,180	2,650,987

Property and equipment, net	1,803,027	1,804,083
Right-of-use assets	102,871	104,536
Software development costs, net	1,028,513	1,009,349
Goodwill	912,043	914,520
Intangible assets, net	316,368	329,249
Long-term investments	492,704	510,220
Other assets	197,704	198,152

Total assets	$7,908,410	$7,521,096

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$279,256	$235,755
Current installments of long-term debt	225,000	—
Deferred revenue	407,736	393,293
Accrued payroll and tax withholdings	313,184	309,814
Other current liabilities	237,964	229,764
Total current liabilities	1,463,140	1,168,626

Long-term debt	1,611,102	1,336,069
Deferred income taxes	372,037	376,035
Other liabilities	149,694	157,799
Total liabilities	3,595,973	3,038,529

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 374,048,596 shares issued at March 31, 2021 and 373,224,832 shares issued at December 31, 2020	3,740	3,732
Additional paid-in capital	2,368,227	2,288,806
Retained earnings	6,580,612	6,475,551
Treasury stock, 72,276,054 shares at March 31, 2021 and 67,371,686 shares at December 31, 2020	(4,514,718)	(4,164,718)
Accumulated other comprehensive loss, net	(125,424)	(120,804)
Total shareholders' equity	4,312,437	4,482,567

Total liabilities and shareholders' equity	$7,908,410	$7,521,096

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2021 and March 31, 2020
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2021	2020

Revenues	$1,387,778	$1,411,741
Costs and expenses:
Costs of revenue	230,656	254,416
Sales and client service	622,176	636,649
Software development (Includes amortization of $64,850 and $61,011, respectively)	192,327	185,320
General and administrative	112,365	139,852
Amortization of acquisition-related intangibles	12,196	17,128

Total costs and expenses	1,169,720	1,233,365

Operating earnings	218,058	178,376

Other income, net	1,206	5,595

Earnings before income taxes	219,264	183,971
Income taxes	(47,012)	(36,812)

Net earnings	$172,252	$147,159

Basic earnings per share	$0.57	$0.48
Diluted earnings per share	$0.56	$0.47
Basic weighted average shares outstanding	304,731	309,657
Diluted weighted average shares outstanding	308,031	312,240
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2021 and March 31, 2020
(unaudited)

	Three Months Ended
(In thousands)	2021	2020

Net earnings	$172,252	$147,159
Foreign currency translation adjustment and other (net of taxes (benefit) of $(679) and $425, respectively)	(8,991)	(20,546)
Unrealized gain (loss) on cash flow hedge (net of taxes (benefit) of $1,509 and $(6,350), respectively)	4,588	(19,308)
Unrealized holding gain (loss) on available-for-sale investments (net of tax benefit of $71 and $279, respectively)	(217)	(849)

Comprehensive income	$167,632	$106,456

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2021 and March 31, 2020
(unaudited)

	Three Months Ended
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$172,252	$147,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175,313	172,646
Share-based compensation expense	47,950	35,031
Provision for deferred income taxes	(2,829)	10,449
Investment gains	—	(477)
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(12,301)	(22,774)
Inventory	(7,411)	(296)
Prepaid expenses and other	24,173	(13,681)
Accounts payable	30,118	8,539
Accrued income taxes	21,378	1,105
Deferred revenue	14,768	(42,310)
Other accrued liabilities	(12,977)	(11,885)

Net cash provided by operating activities	450,434	283,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(75,925)	(49,248)
Capitalized software development costs	(83,550)	(73,855)
Purchases of investments	(321,670)	(39,194)
Sales and maturities of investments	306,935	36,112
Purchase of other intangibles	(7,975)	(9,682)
Acquisition of businesses, net of cash acquired	—	(744)

Net cash used in investing activities	(182,185)	(136,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	300,000
Proceeds from exercise of stock options	36,514	118,203
Payments to taxing authorities in connection with shares directly withheld from associates	(4,897)	(4,517)
Treasury stock purchases	(341,715)	(650,000)
Dividends paid	(67,477)	(56,047)
Other	(5,310)	(3,600)

Net cash provided by (used in) financing activities	117,115	(295,961)

Effect of exchange rate changes on cash and cash equivalents	(3,118)	(7,365)

Net increase (decrease) in cash and cash equivalents	382,246	(156,431)
Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$997,861	$285,412

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2021 and March 31, 2020
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	3,702	2,054,252	6,022,256	(4,057,768)	(159,363)

Balance at December 31, 2020	373,225	$3,732	$2,288,806	$6,475,551	$(4,164,718)	$(120,804)

Exercise of stock options and vests of restricted shares and share units	824	8	31,471	—	—	—

Employee share-based compensation expense	—	—	47,950	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(4,620)

Treasury stock purchases	—	—	—	—	(350,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(67,191)	—	—

Net earnings	—	—	—	172,252	—	—

Balance at March 31, 2021	374,049	$3,740	$2,368,227	$6,580,612	$(4,514,718)	$(125,424)

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
In management's opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. Our interim results as presented in this quarterly report on Form 10-Q are not necessarily indicative of the operating results for the entire year.

The condensed consolidated financial statements were prepared using GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

All references to quarters or three month periods ended 2021 and 2020 in these notes to condensed consolidated financial statements refer to the respective three month periods ended March 31, 2021 and March 31, 2020, unless otherwise noted.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended
(In thousands)	2021	2020
Cash paid during the period for:
Interest (including amounts capitalized of $2,692 and $4,633, respectively)	$15,549	$11,811
Income taxes, net of refunds	19,216	2,869
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	7,745	17,762
Financed capital purchases	1,361	—

Recently Issued Accounting Pronouncements

Reference Rate Reform. The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. Such guidance provides optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform, such as the upcoming discontinuance of the London Interbank Offered Rate ("LIBOR"). The accommodations within this guidance may be applied prospectively from the beginning of our 2020 first quarter through December 31, 2022. We are currently evaluating the effect that this guidance may have on our contracts that reference LIBOR, specifically, our Third Amended and Restated Credit Agreement (as amended, the "Credit Agreement") and related interest rate swap. As of the date of this filing, we have not elected to apply any of the provisions of this guidance.

(2) Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$148,833	$12,828	$161,661	$146,497	$11,535	$158,032
Technology resale	37,891	7,781	45,672	44,449	7,038	51,487
Subscriptions	95,383	4,429	99,812	86,936	7,449	94,385
Professional services	434,162	60,260	494,422	452,784	58,562	511,346
Managed services	282,076	35,300	317,376	279,736	29,618	309,354
Support and maintenance	217,499	45,825	263,324	223,416	50,265	273,681
Reimbursed travel	6,148	(637)	5,511	12,597	859	13,456

Total revenues	$1,221,992	$165,786	$1,387,778	$1,246,415	$165,326	$1,411,741

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,152,849	$153,868	$1,306,717	$1,165,515	$153,444	$1,318,959
Revenue recognized at a point in time	69,143	11,918	81,061	80,900	11,882	92,782

Total revenues	$1,221,992	$165,786	$1,387,778	$1,246,415	$165,326	$1,411,741

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.07 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as "Deferred revenue". During the three months ended March 31, 2021, we recognized $138 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

Revenues attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, within our Domestic segment, comprised 20% and 17% of our consolidated revenues for the first three months of 2021 and 2020, respectively. Amounts due in connection with these relationships comprised 16% and 13% of client receivables as of March 31, 2021 and December 31, 2020, respectively.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	March 31, 2021	December 31, 2020

Client receivables	$1,351,234	$1,322,278
Less: Provision for expected credit losses	176,095	153,566

Total receivables, net	$1,175,139	$1,168,712

In addition to the client receivables presented above, at both March 31, 2021 and December 31, 2020, we had $17 million of non-current net client receivables, which are presented in "Other assets" in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)	Current	Non-current	Total

Provision for expected credit losses - balance at December 31, 2020	$153,566	$38,564	$192,130
Additions charged to costs and expenses	20,251	—	20,251
Deductions, foreign currency and other	2,278	—	2,278

Provision for expected credit losses - balance at March 31, 2021	$176,095	$38,564	$214,659

Our estimates of expected credit losses for client receivables at both March 31, 2021 and December 31, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws; changes in reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

During the first three months of 2021 and 2020, we received total client cash collections of $1.44 billion and $1.37 billion, respectively.

(4) Investments

Available-for-sale investments at March 31, 2021 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$165,667	$—	$—	$165,667
Time deposits	31,588	—	—	31,588
Commercial Paper	131,000	—	—	131,000
Government and corporate bonds	9,709	—	—	9,709
Total cash equivalents	337,964	—	—	337,964

Short-term investments:
Time deposits	31,192	—	—	31,192
Commercial paper	252,500	9	(70)	252,439
Government and corporate bonds	192,606	226	(101)	192,731
Total short-term investments	476,298	235	(171)	476,362

Long-term investments:
Government and corporate bonds	105,645	10	(72)	105,583

Total available-for-sale investments	$919,907	$245	$(243)	$919,909

Available-for-sale investments at December 31, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$40,027	$—	$—	$40,027
Time deposits	36,756	—	—	36,756
Commercial Paper	61,000	—	—	61,000
Total cash equivalents	137,783	—	—	137,783

Short-term investments:
Time deposits	28,302	—	—	28,302
Commercial Paper	264,000	12	(19)	263,993
Government and corporate bonds	149,975	247	(44)	150,178
Total short-term investments	442,277	259	(63)	442,473

Long-term investments:
Government and corporate bonds	136,983	152	(57)	137,078

Total available-for-sale investments	$717,043	$411	$(120)	$717,334

We sold available-for-sale investments for proceeds of $5 million during the three months ended March 31, 2020, resulting in insignificant losses in the period.

Other Investments

At March 31, 2021 and December 31, 2020, we had investments in equity securities that do not have readily determinable fair values of $369 million and $361 million, respectively, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in "Long-term investments"

in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the three months ended March 31, 2021 and March 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, we had investments in equity securities reported under the equity method of accounting of $18 million and $12 million, respectively. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	March 31, 2021	December 31, 2020

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2021-A due March 24, 2026	100,000	—
Series 2021-B due March 24, 2031	400,000	—
Series 2020-A due March 11, 2030	300,000	300,000
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	11,662

Total indebtedness	1,836,662	1,336,662
Less: debt issuance costs	(560)	(593)

Indebtedness, net	1,836,102	1,336,069
Less: current installments of long-term debt	(225,000)	—

Long-term debt	$1,611,102	$1,336,069

Credit Agreement

As of March 31, 2021, the interest rate on revolving credit loans outstanding under our Credit Agreement was 0.91% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At March 31, 2021 and December 31, 2020, this swap was in a net liability position with an aggregate fair value of $31 million and $37 million, respectively; which is presented in our condensed consolidated balance sheets in "Other current liabilities".

Series 2021 Senior Notes

We entered into a Master Note Agreement on November 11, 2019, and subsequently amended on October 8, 2020 (collectively and as amended, the "2019 Shelf Agreement"), pursuant to which we may issue and sell up to an aggregate principal amount of $1.80 billion of unsecured senior promissory notes. In March 2021, we issued $500 million aggregate principal amount of unsecured senior notes (the "Series 2021 Senior Notes"), pursuant to the 2019 Shelf Agreement. The issuance consisted of $100 million of 2.00% Series 2021-A Notes due March 24, 2026 and $400 million of 2.59% Series 2021-B Notes due March 24, 2031. Interest on the Series 2021 Senior Notes is payable semiannually on each March 24 and September 24, commencing September 24, 2021, and the principal balance is due at maturity. The Company may prepay at any time all, or any part of, the outstanding principal amount of the Series 2021 Senior Notes, subject to the payment of a make-whole amount. The Series 2021 Senior Notes are subject to the terms of the 2019 Shelf Agreement, which contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of the date of this filing, $1.00 billion remains available for sale under the 2019 Shelf Agreement, which is uncommitted and subject to participation by the purchasers.

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at March 31, 2021:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$165,667	$—	$—
Time deposits	Cash equivalents	—	31,588	—
Commercial paper	Cash equivalents	—	131,000	—
Government and corporate bonds	Cash equivalents	—	9,709	—
Time deposits	Short-term investments	—	31,192	—
Commercial paper	Short-term investments	—	252,439	—
Government and corporate bonds	Short-term investments	—	192,731	—
Government and corporate bonds	Long-term investments	—	105,583	—

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at December 31, 2020:

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at March 31, 2021 and December 31, 2020 was approximately $1.85 billion and $1.36 billion, respectively. The carrying amount of such debt at March 31, 2021 and December 31, 2020 was $1.83 billion and $1.33 billion, respectively.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 21.4% and 20.0% for the first three months of 2021 and 2020, respectively. The increase in the effective tax rate in the first quarter of 2021 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2021			2020
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$172,252	304,731	$0.57	$147,159	309,657	$0.48
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	3,300		—	2,583
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$172,252	308,031	$0.56	$147,159	312,240	$0.47

For the three months ended March 31, 2021 and March 31, 2020, options to purchase 1.1 million and 4.1 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $56.76 to $76.49, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the three months ended March 31, 2021 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	10,204	$58.59
Exercised	(705)	51.57
Forfeited and expired	(41)	58.83
Outstanding as of March 31, 2021	9,458	$59.11	$120,781	5.36

Exercisable as of March 31, 2021	5,997	$57.99	$83,349	4.53

As of March 31, 2021, there was $39 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.77 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended March 31, 2021 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	4,131	$68.05
Granted	71	73.95
Vested	(188)	65.89
Forfeited	(64)	69.07

Outstanding as of March 31, 2021	3,950	$68.24

As of March 31, 2021, there was $158 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.68 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2021	2020

Stock option and non-vested share and share unit compensation expense	$47,950	$35,031
Associate stock purchase plan expense	1,548	1,101
Amounts capitalized in software development costs, net of amortization	(1,663)	(745)

Amounts charged against earnings, before income tax benefit	$47,835	$35,387

Amount of related income tax benefit recognized in earnings	$10,256	$6,443

Treasury Stock

Under our current share repurchase program, which was initially approved by our Board of Directors in May 2017 and most recently amended in December 2019, the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2021, we repurchased 4.9 million shares for total consideration of $350 million under the program. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of March 31, 2021, $577 million remained available for repurchase under the program.

Dividends
On March 25, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on April 20, 2021 to shareholders of record as of April 6, 2021. In connection with the declaration of such dividend, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At both March 31, 2021 and December 31, 2020, our condensed consolidated balance sheets included liabilities for dividends payable of $69 million, which are included in "Other current liabilities".

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2020	$(93,450)	$(27,788)	$434	$(120,804)
Other comprehensive income (loss) before reclassifications	(8,991)	2,061	(217)	(7,147)
Amounts reclassified from AOCI	—	2,527	—	2,527

Balance at March 31, 2021	$(102,441)	$(23,200)	$217	$(125,424)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	$(126,893)	$(31,886)	$(584)	$(159,363)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended
AOCI Component	Location	2021	2020

Unrealized loss on cash flow hedge	Other income, net	$(3,217)	$(1,372)
	Income taxes	690	250

Total amount reclassified, net of tax		$(2,527)	$(1,122)

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
Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health Services, Inc. and NextGen prior to the acquisition of the assets of Siemens Health Services, Inc. by Cerner HS in 2015. In September 2017, the court issued a preliminary injunction to prevent NextGen from refusing to honor certain contractual obligations to support Cerner HS's clients who use NextGen ambulatory EHR solutions. In September 2018, NextGen filed a counterclaim alleging breach of contract and tortious interference. NextGen’s expert testified at trial that NextGen should be entitled to collect profit disgorgement damages of $122 million or, at least $18 million of ambulatory-related disgorgement damages. Alternatively, he claimed NextGen should recover $26 million in lost profit damages. A remote trial commenced on January 25, 2021 and trial continues. We believe NextGen's claims are without merit and are vigorously defending against them; however, there can be no assurances as to the outcome of the dispute. We have not concluded that a loss related to the claims raised by NextGen in its counterclaim is probable, nor have we accrued a liability related to these claims. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by NextGen's expert, and the continued lack of clarity on the causal connection between Cerner Corporation's and Cerner HS's actions and any alleged damages.

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

The following table presents a summary of our operating segments and other expense for the three months ended March 31, 2021 and March 31, 2020:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2021
Revenues	$1,221,992	$165,786	$—	$1,387,778

Costs of revenue	205,694	24,962	—	230,656
Operating expenses	560,562	61,614	316,888	939,064
Total costs and expenses	766,256	86,576	316,888	1,169,720

Operating earnings (loss)	$455,736	$79,210	$(316,888)	$218,058

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,246,415	$165,326	$—	$1,411,741

Costs of revenue	228,567	25,849	—	254,416
Operating expenses	570,094	66,555	342,300	978,949
Total costs and expenses	798,661	92,404	342,300	1,233,365

Operating earnings (loss)	$447,754	$72,922	$(342,300)	$178,376

(12) Subsequent Events

Kantar Health

On April 1, 2021, we acquired Kantar Health, a division of Kantar Group, for a base cash purchase price of $375 million. Kantar Health provides data, analytics, commercial research, and consulting services to the life sciences industry. The base purchase price is subject to post-closing adjustments for working capital and certain other adjustments, as specified in the Securities Purchase Agreement dated December 16, 2020, as amended.

Our acquisition of Kantar Health will be treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. Due to the timing of the acquisition subsequent to our first quarter 2021 period-end, certain disclosures, including the preliminary allocation of purchase price, have been omitted from this quarterly report on Form 10-Q because the initial accounting for the business combination is incomplete as of the filing date. We will include necessary disclosures in our quarterly report on Form 10-Q for our second quarter of 2021.

2021 Share Repurchase Program

On April 23, 2021, our Board of Directors approved a new share repurchase program (the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program is incremental to our current program originally approved in May 2017. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

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

All references to quarters or the three month periods ended 2021 and 2020 in this MD&A represent the respective three month periods ended March 31, 2021 and March 31, 2020, unless otherwise noted.

Management Overview

Our revenues are primarily derived by selling, implementing, operating and supporting software solutions, clinical content, hardware, devices and services that give healthcare providers and other stakeholders secure access to clinical, administrative and financial data in real or near-real time, helping them to improve quality, safety and efficiency in the delivery of healthcare.

Our core strategy is to create organic growth by investing in research and development to create solutions and tech-enabled services for the healthcare industry. We expect to also supplement organic growth with acquisitions or strategic investments and collaborations.

Cerner's long history of growth has created an important strategic footprint in healthcare, with Cerner holding more than 25 percent market share in the U.S. acute care electronic health record ("EHR") market and a leading market share in several non-U.S. regions. Foundational to our growth going forward is delivering value to this core client base, including executing effectively on our large U.S. federal contracts and cross-selling key solutions and services in areas such as revenue cycle. We are also investing in platform modernization, with a focus on delivering a software as a service platform that we expect to lower total cost of ownership, improve clinician experience and patient outcomes, and enable clients to accelerate adoption of new functionality and better leverage third-party innovations.

We also expect to continue driving growth by leveraging our HealtheIntent® platform, which is the foundation for established and new offerings for both provider and non-provider markets. The EHR-agnostic HealtheIntent platform enables Cerner to become a strategic partner with healthcare stakeholders and help them improve performance under value-based contracting. The platform, along with our CareAware® platform, also supports offerings in areas such as long-term care, home care and hospice, rehabilitation, behavioral health, community care, care team communications, health systems operations, consumer and employer, and data-as-a-service.

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

We are also focused on delivering strong levels of cash flow which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures. We expect to use future cash flow and debt, as appropriate, to meet our capital allocation objectives, which include investing in our business, entering into acquisitions or other strategic investments to drive profitable growth, and returning capital to shareholders through share repurchases and dividends.

COVID-19

Our business and results of operations in the first three months of both 2021 and 2020 were impacted by the ongoing COVID-19 pandemic. It has caused us to modify certain of our business practices, including requiring most of our associates to work remotely; restricting associate travel; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and could continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

•Bookings, backlog and revenues – A decline in new business bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, administering vaccines, and managing their own organizations through this crisis. This decline in bookings flows through to reduced backlog and lower subsequent revenues.

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

We believe the impact of COVID-19 on our results of operations for the first quarter of 2020 was limited, with the largest impact in the areas of reduced bookings and lower technology resale revenue, due to the mid-March 2020 timing of when we implemented changes to our business practices in response to COVID-19, and the nature of the industry in which we operate. We believe the most significant impact of COVID-19 on our business was in the second quarter of 2020, with the impact beginning to moderate in subsequent periods but still persisting into 2021 due to some ongoing restrictive measures and certain regions dealing with resurgences of cases. As a result, we believe the impact of COVID-19 on our results of operations for the first quarter of 2021 was greater than in the first quarter of 2020 as the pandemic and practices we implemented in mid-March 2020 were ongoing for the full period, with the largest impact in the areas of lower technology resale, professional services, and reimbursed travel revenues.

While we expect a negative financial impact to continue in 2021, we do not expect it to be as significant as 2020. The impact will continue to be difficult to quantify as there are many factors that continue to be outside of our control, so any forward looking statements that we make regarding our projections of future financial performance; new solutions and services; capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations are all subject to increased risks.

Operational Improvement Initiatives

The Company has continued to focus on leveraging the impact of our new operating structure and identifying additional efficiencies in our business. We continue to be focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are continuing our portfolio management, which includes ongoing evaluation of our offerings, exiting certain low-margin businesses, and being more selective as we consider new business opportunities. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. As part of our portfolio management, we closed on the sale of certain of our business operations, primarily conducted in Germany and Spain, in July 2020, and the sale of certain of our revenue cycle outsourcing business operations in August 2020. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives. We continue to be focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, and other such related expenses. Expenses recognized in the first quarter of 2021 and 2020 primarily related to professional services fees and employee separation costs, which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflect the value of executed contracts for software, hardware, professional services and managed services, was $1.23 billion in the first quarter of 2021, which is an increase of 13% compared to $1.09 billion in the first quarter of 2020.

Revenues for the first quarter of 2021 decreased 2% to $1.39 billion, compared to $1.41 billion in the first quarter of 2020.

Net earnings for the first quarter of 2021 increased 17% to $172 million, compared to $147 million in the first quarter of 2020. Diluted earnings per share increased 19% to $0.56, compared to $0.47 in the first quarter of 2020.

We had cash collections of receivables of $1.44 billion in the first quarter of 2021, compared to $1.37 billion in the first quarter of 2020. Days sales outstanding was 77 days in the first quarter of 2021, compared to 76 days for the 2020 fourth quarter and 74 days for the first quarter of 2020. Operating cash flows for the first quarter of 2021 were $450 million, compared to $284 million in the first quarter of 2020.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents a summary of our operating information for the first quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$1,387,778	100%	$1,411,741	100%	(2)%
Costs of revenue	230,656	17%	254,416	18%	(9)%

Margin	1,157,122	83%	1,157,325	82%	—%

Operating expenses
Sales and client service	622,176	45%	636,649	45%	(2)%
Software development	192,327	14%	185,320	13%	4%
General and administrative	112,365	8%	139,852	10%	(20)%
Amortization of acquisition-related intangibles	12,196	1%	17,128	1%	(29)%

Total operating expenses	939,064	68%	978,949	69%	(4)%

Total costs and expenses	1,169,720	84%	1,233,365	87%	(5)%

Operating earnings	218,058	16%	178,376	13%	22%

Other income, net	1,206		5,595
Income taxes	(47,012)		(36,812)

Net earnings	$172,252		$147,159		17%

Revenues & Backlog

Revenues decreased 2% to $1.39 billion in the first quarter of 2021, as compared to $1.41 billion in the same period of 2020. The decline in revenues is primarily attributable to the following:

•The first quarter of 2021 includes a $23 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

•The first quarter of 2021 includes a $21 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

•The impact of the ongoing COVID-19 pandemic on our first quarter 2021 operations, with the largest impact in the areas of technology resale, professional services, and reimbursed travel revenues, as further discussed above.

These declines are partially offset by increased implementation activity within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first quarter of 2021, 20% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 17% in the same period of 2020. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was relatively flat at $13.07 billion at March 31, 2021, compared to $13.04 billion at December 31, 2020. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $967 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Additionally, on April 1, 2021, we completed our acquisition of Kantar Health, as further discussed in Note (12) of the Notes. We expect the acquired business to contribute approximately $125 million of revenues over the remainder of 2021.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first quarter of 2021, compared to 18% in the same period of 2020. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; and reduced utilization of third-party resources associated with professional services and support and maintenance revenue, inclusive of the impact from the divestiture transactions discussed above.

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

Operating Expenses

Total operating expenses decreased 4% to $939 million in the first quarter of 2021, compared to $979 million in the same period of 2020.

•Sales and client service expenses as a percent of revenues were 45% in the first quarter of both 2021 and 2020. These expenses decreased 2% to $622 million in the first quarter of 2021, from $637 million in the same period of 2020. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The decrease in sales and client service expenses was primarily driven by reductions in non-personnel costs, inclusive of the impact from our operational improvement initiatives, as discussed above.

•Software development expenses as a percent of revenues were 14% in the first quarter of 2021, compared to 13% in the same period of 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the first quarters of 2021 and 2020 is as follows:

	Three Months Ended
(In thousands)	2021	2020

Software development costs	$211,027	$198,164
Capitalized software costs	(81,155)	(72,504)
Capitalized costs related to share-based payments	(2,395)	(1,351)
Amortization of capitalized software costs	64,850	61,011

Total software development expense	$192,327	$185,320

•General and administrative expenses as a percent of revenues were 8% in the first quarter of 2021, compared to 10% in the same period of 2020. These expenses decreased 20% to $112 million in the first quarter of 2021, from $140 million in the same period of 2020. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. In the first quarter of 2021, general and administrative expenses include $20 million of expenses incurred in connection with our operational improvement initiatives, discussed above, compared to $40 million in the same period of 2020. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first quarter of both 2021 and 2020. These expenses decreased 29% to $12 million in the first quarter of 2021, from $17 million in the same period in 2020. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The decrease in amortization of acquisition-related intangibles is primarily due to the impact of certain intangible assets from the Health Services acquisition in February 2015 becoming fully amortized in the first quarter of 2020.

Non-Operating Items

•Other income, net was $1 million in the first quarter of 2021, compared to $6 million in the same period of 2020. The decrease is primarily attributable to a reduction in capitalized interest, inclusive of the impact from the completion of construction on the most recent phases of our Innovations Campus in 2020.

•Our effective tax rate was 21.4% for the first quarter of 2021, compared to 20.0% for the same period of 2020. The increase in the effective tax rate in the first quarter of 2021 is primarily due to a decrease in net excess tax benefits recognized as a component of income tax expense in connection with the exercise of stock options and the vesting of restricted share and share unit awards. Refer to Note (7) of the Notes for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the first quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Domestic Segment
Revenues	$1,221,992	100%	$1,246,415	100%	(2)%

Costs of revenue	205,694	17%	228,567	18%	(10)%
Operating expenses	560,562	46%	570,094	46%	(2)%
Total costs and expenses	766,256	63%	798,661	64%	(4)%

Domestic operating earnings	455,736	37%	447,754	36%	2%

International Segment
Revenues	165,786	100%	165,326	100%	—%

Costs of revenue	24,962	15%	25,849	16%	(3)%
Operating expenses	61,614	37%	66,555	40%	(7)%
Total costs and expenses	86,576	52%	92,404	56%	(6)%

International operating earnings	79,210	48%	72,922	44%	9%

Other costs and expenses, net	(316,888)		(342,300)		(7)%

Consolidated operating earnings	$218,058		$178,376		22%

Domestic Segment

•Revenues decreased 2% to $1.22 billion in the first quarter of 2021, from $1.25 billion in the same period of 2020. The decline in revenues is primarily due to a $23 million reduction from the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020. Additionally, we believe the ongoing COVID-19 pandemic has negatively impacted our operations in the first quarter of 2021, as further discussed above. These declines are partially offset by increased implementation activity within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 17% in the first quarter of 2021, compared to 18% in the same period of 2020. The lower costs of revenue as a percent of revenues was primarily driven by lower reimbursed travel revenue, which carries a 100% cost of revenue; and reduced utilization of third-party resources associated with professional services revenue, inclusive of the impact from the divestiture transaction discussed above.

•Operating expenses as a percent of revenues were 46% in the first quarter of both 2021 and 2020. These expenses decreased 2% to $561 million in the first quarter of 2021, from $570 million in the same period of 2020. The decrease in operating expenses was primarily driven by reductions in non-personnel costs, inclusive of the impact from our operational improvement initiatives, as discussed above.

International Segment

•Revenues remained relatively flat at $166 million in the first quarter of 2021, and $165 million in the same period of 2020. The first quarter of 2021 includes a $21 million reduction in revenues from the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020. This decline was offset by 2021 revenue growth across the majority of our remaining International Segment operations. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue remained relatively flat at $25 million in the first quarter of 2021, and $26 million in the same period of 2020.

•Operating expenses as a percent of revenues were 37% in the first quarter of 2021, compared to 40% in the same period of 2020. These expenses decreased 7% to $62 million in the first quarter of 2021, from $67 million in the same period of 2020. The decrease in operating expenses is primarily due to the sale of certain of our business operations in Germany and Spain, as further discussed above.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses decreased 7% to $317 million in the first quarter of 2021, from $342 million in the same period of 2020. The decrease is primarily due to a reduction in expenses incurred in connection with our operational improvement initiatives, discussed above.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents, which primarily consist of money market funds, time deposits and commercial paper with original maturities of less than 90 days, short-term investments, borrowings under our Credit Agreement and other sources of debt financing. At March 31, 2021, we had cash and cash equivalents of $998 million and short-term investments of $476 million, as compared to cash and cash equivalents of $616 million and short-term investments of $442 million at December 31, 2020.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of March 31, 2021, we had outstanding revolving credit loans and letters of credit of $600 million and $33 million, respectively; which reduced our available borrowing capacity to $367 million under the Credit Agreement.

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
The following table summarizes our cash flows in the first three months of 2021 and 2020:

	Three Months Ended
(In thousands)	2021	2020

Cash flows from operating activities	$450,434	$283,506
Cash flows from investing activities	(182,185)	(136,611)
Cash flows from financing activities	117,115	(295,961)
Effect of exchange rate changes on cash	(3,118)	(7,365)
Total change in cash and cash equivalents	382,246	(156,431)

Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$997,861	$285,412

Free cash flow (non-GAAP)	$290,959	$160,403

Cash from Operating Activities

	Three Months Ended
(In thousands)	2021	2020

Cash collections from clients	$1,439,319	$1,366,709
Cash paid to employees and suppliers and other	(954,120)	(1,068,523)
Cash paid for interest	(15,549)	(11,811)
Cash paid for taxes, net of refunds	(19,216)	(2,869)

Total cash from operations	$450,434	$283,506

Cash flows from operations increased $167 million in the first three months of 2021 when compared to the same period of 2020, due primarily to a reduction in cash used to fund working capital requirements. Days sales outstanding was 77 days in the first quarter of 2021, compared to 76 for the 2020 fourth quarter and 74 days for the first quarter of 2020.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2021	2020

Capital purchases	$(75,925)	$(49,248)
Capitalized software development costs	(83,550)	(73,855)
Purchases of investments, net of sales and maturities	(14,735)	(3,082)
Purchases of other intangibles	(7,975)	(9,682)
Acquisition of businesses, net of cash acquired	—	(744)

Total cash flows from investing activities	$(182,185)	$(136,611)

Cash flows from investing activities consist primarily of capital spending, investment, acquisition, and divestiture activities.

Our capital spending in the first three months of 2021 was driven by capitalized equipment purchases primarily to support growth in our managed services business and capitalized spending to support our ongoing software development initiatives. Capital purchases for the remainder of 2021 are expected to be below 2020 levels, primarily driven by reduced purchases to support our facilities requirements, reflective of the completion of construction on the most recent phases of our Innovations Campus in the third quarter of 2020.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. Both the 2021 and 2020 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the share repurchases and cash dividends discussed below.

On April 1, 2021, we paid $365 million of purchase price consideration in connection with our acquisition of Kantar Health, as further discussed in Note (12) of the Notes. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2021	2020

Long-term debt issuance	$500,000	$300,000
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	31,617	113,686
Treasury stock purchases	(341,715)	(650,000)
Dividends paid	(67,477)	(56,047)
Other	(5,310)	(3,600)

Total cash flows from financing activities	$117,115	$(295,961)

In March 2021, we issued $500 million aggregate principal amount of Series 2021 Senior Notes. In March 2020, we issued $300 million aggregate principal amount of Series 2020-A notes. Refer to Note (5) of the Notes for further information regarding these, as well as our other debt obligations.

We may incur additional indebtedness in the next 12 months, which will primarily be dependent on cash flows from operations, market interest rates, and the timing of business acquisition and capital allocation activity. The proceeds from such indebtedness would be deployed in accordance with our capital allocation strategy, which may include share repurchases and dividend payments (as discussed further below), as well as for general corporate purposes, including acquisitions and investments. The terms and availability of any such debt financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek such financing, and there can be no assurances that we would be able to obtain such financing on terms that will be acceptable or advantageous to us.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2021 based on the number of exercisable options as of March 31, 2021 and our current stock price.

During the first three months of 2021 and 2020, we repurchased 4.9 million shares of our common stock for total consideration of $350 million and 9.2 million shares of our common stock for total consideration of $650 million, respectively. As of March 31, 2021, $577 million remained available for repurchase under our share repurchase program. On April 23, 2021, our Board of Directors approved a new share repurchase program, which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs, and which is incremental to our existing share repurchase program. We will continue to repurchase shares under our share repurchase programs, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our programs. Refer to Notes (9) and (12) of the Notes for further information regarding our share repurchase programs.

During the first three months of both 2021 and 2020, we declared and paid quarterly cash dividends. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements. Refer to Note (9) of the Notes for further information regarding our cash dividend activity.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets, and the incurrence of indebtedness.

Free Cash Flow (Non-GAAP)

	Three Months Ended
(In thousands)	2021	2020

Cash flows from operating activities (GAAP)	$450,434	$283,506
Capital purchases	(75,925)	(49,248)
Capitalized software development costs	(83,550)	(73,855)

Free cash flow (non-GAAP)	$290,959	$160,403

Free cash flow increased $131 million in the first three months of 2021 compared to the same period in 2020, primarily due to increased cash from operations, partially offset by an increase in capital spending. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "strategy," "opportunities,"

"future," "estimate" "objectives", or "predict" or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected impact of the COVID-19 pandemic on our results of operations, financial condition, business and operations; the expected revenue contributions of acquired businesses; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings and results of operations; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; potential claims for system errors and warranties or significant costs and reputational harm related to product and service-related liabilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others, or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; risks associated with our global operations, including without limitation greater difficulty in collecting accounts receivable; significant competition and our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; risks inherent with business acquisitions, strategic investments, collaborations and the failure to achieve projected synergies, or divestitures; managing growth in the new markets in which we offer solutions, healthcare devices or services; long sales cycles for our solutions and services; risks related to our dependence on strategic relationships and third party suppliers, including any impact to such supplier’s business resulting from the COVID-19 pandemic; risks associated with the loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions or business disruptions or adverse tax consequences associated with restructuring, realignment and costs reduction activities; changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, regulations or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes, and defending against bid protests; volatility and disruption resulting from global economic or market conditions, including the impact from the COVID-19 pandemic; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; risk that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the potential for losses resulting from asset impairment charges; potential variations in our sales forecasts compared to actual sales; risks that our revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; variations in our quarterly operating results; volatility in the trading price of our common stock and the timing and volume of market activity; risks associated with fluctuations in foreign currency exchange rates; and our directors’ authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. There have been no material developments to the legal proceedings previously reported in our 2020 annual report on Form 10-K. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the first fiscal quarter of 2021.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
January 1, 2021 - January 31, 2021	59	$83.30	—	$926,812,469
February 1, 2021 - February 28, 2021	2,801,451	71.37	2,801,451	726,868,561
March 1, 2021 - March 31, 2021	2,102,917	71.31	2,102,917	576,910,663

Total	4,904,427	$71.35	4,904,368

(a) Of the 4,904,427 shares of common stock, par value $0.01 per share, presented in the table above, 59 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 59 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)    Under our share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers. No time limit was set for the completion of the program. During the three months ended March 31, 2021, we repurchased 4.9 million shares for total consideration of $350 million under the program pursuant to Rule 10b5-1 plans. As of March 31, 2021, $577 million remained available for repurchase under the program. On April 23, 2021, our Board of Directors approved a new share repurchase program, which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs, and which is incremental to our existing share repurchase program. Refer to Notes (9) and (12) of the Notes for further information regarding our share repurchase programs.

Item 6. Exhibits

(a)	Exhibits

10.1*	Form 2021 Executive Performance Agreement - Section 16 Officer

10.2*	Offer Letter - Mark Erceg

10.3*	Amended Employment Agreement between Cerner Corporation and Mark Erceg

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Mark J. Erceg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Mark J. Erceg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: May 5, 2021	By:	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)