Form 10-Q
period 2021-06-30
CERNER Corp
filed 2021-07-30
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2021
Common Stock, $0.01 par value per share	295,585,810 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 (unaudited) and December 31, 2020

(In thousands, except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$246,404	$615,615
Short-term investments	638,488	442,473
Receivables, net	1,237,230	1,168,712
Inventory	20,168	23,027
Prepaid expenses and other	398,510	401,160
Total current assets	2,540,800	2,650,987

Property and equipment, net	1,768,617	1,804,083
Right-of-use assets	95,666	104,536
Software development costs, net	1,001,440	1,009,349
Goodwill	1,129,699	914,520
Intangible assets, net	492,547	329,249
Long-term investments	497,350	510,220
Other assets	194,983	198,152

Total assets	$7,721,102	$7,521,096

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$332,959	$235,755
Current installments of long-term debt	225,000	—
Deferred revenue	429,219	393,293
Accrued payroll and tax withholdings	332,513	309,814
Other current liabilities	223,203	229,764
Total current liabilities	1,542,894	1,168,626

Long-term debt	1,611,154	1,336,069
Deferred income taxes	389,018	376,035
Other liabilities	151,552	157,799
Total liabilities	3,694,618	3,038,529

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 376,935,912 shares issued at June 30, 2021 and 373,224,832 shares issued at December 31, 2020	3,769	3,732
Additional paid-in capital	2,509,545	2,288,806
Retained earnings	6,546,615	6,475,551
Treasury stock, 77,455,570 shares at June 30, 2021 and 67,371,686 shares at December 31, 2020	(4,914,718)	(4,164,718)
Accumulated other comprehensive loss, net	(118,727)	(120,804)
Total shareholders' equity	4,026,484	4,482,567

Total liabilities and shareholders' equity	$7,721,102	$7,521,096

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2021 and June 30, 2020
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2021	2020	2021	2020

Revenues	$1,456,755	$1,330,349	$2,844,533	$2,742,090
Costs and expenses:
Costs of revenue	261,325	211,963	491,981	466,379
Sales and client service	731,077	645,087	1,353,253	1,281,736
Software development (Includes amortization of $65,247 and $130,097 for the three and six months ended June 30, 2021, respectively; and $61,197 and $122,208 for the three and six months ended June 30, 2020, respectively)	241,600	178,955	433,927	364,275
General and administrative	156,307	134,332	268,672	274,184
Amortization of acquisition-related intangibles	16,886	13,114	29,082	30,242

Total costs and expenses	1,407,195	1,183,451	2,576,915	2,416,816

Operating earnings	49,560	146,898	267,618	325,274

Other income (loss), net	(1,678)	24,632	(472)	30,227

Earnings before income taxes	47,882	171,530	267,146	355,501
Income taxes	(15,175)	(36,782)	(62,187)	(73,594)

Net earnings	$32,707	$134,748	$204,959	$281,907

Basic earnings per share	$0.11	$0.44	$0.68	$0.92
Diluted earnings per share	$0.11	$0.44	$0.67	$0.91
Basic weighted average shares outstanding	300,737	304,776	302,723	307,256
Diluted weighted average shares outstanding	303,591	306,717	305,802	309,520
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2021 and June 30, 2020
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	2021	2020	2021	2020

Net earnings	$32,707	$134,748	$204,959	$281,907
Foreign currency translation adjustment and other (net of taxes (benefit) of $250 and $(429) for the three and six months ended June 30, 2021, and $(88) and $337 for the three and six months ended June 30, 2020, respectively)	4,486	9,197	(4,505)	(11,349)
Unrealized gain (loss) on cash flow hedge (net of taxes (benefit) of $736 and $2,245 for the three and six months ended June 30, 2021, and $(332) and $(6,682) for the three and six months ended June 30, 2020, respectively)	2,238	(1,007)	6,826	(20,315)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(9) and $(80) for the three and six months ended June 30, 2021, and $494 and $215 for the three and six months ended June 30, 2020, respectively)	(27)	1,502	(244)	653

Comprehensive income	$39,404	$144,440	$207,036	$250,896

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2021 and June 30, 2020
(unaudited)

	Six Months Ended
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$204,959	$281,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	354,567	343,941
Share-based compensation expense	101,891	72,580
Provision for deferred income taxes	3,232	12,884
Investment gains	—	(26,410)
Asset impairments	115,812	—
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(41,751)	(48,426)
Inventory	2,868	5,509
Prepaid expenses and other	9,914	(36,431)
Accounts payable	54,088	(31,711)
Accrued income taxes	11,585	26,358
Deferred revenue	(676)	(66,137)
Other accrued liabilities	3,080	8,032

Net cash provided by operating activities	819,569	542,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(199,281)	(166,296)
Capitalized software development costs	(167,108)	(151,393)
Purchases of investments	(558,686)	(91,957)
Sales and maturities of investments	380,156	81,022
Purchase of other intangibles	(16,031)	(20,656)
Acquisition of businesses, net of cash acquired	(349,869)	(35,766)

Net cash used in investing activities	(910,819)	(385,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	300,000
Proceeds from exercise of stock options	154,900	156,908
Payments to taxing authorities in connection with shares directly withheld from associates	(36,346)	(14,217)
Treasury stock purchases	(750,000)	(650,000)
Dividends paid	(135,260)	(111,101)
Other	(8,672)	(4,159)

Net cash used in financing activities	(275,378)	(322,569)

Effect of exchange rate changes on cash and cash equivalents	(2,583)	(6,429)

Net decrease in cash and cash equivalents	(369,211)	(171,948)
Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$246,404	$269,895

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and six months ended June 30, 2021 and June 30, 2020
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	3,702	2,054,252	6,022,256	(4,057,768)	(159,363)

Exercise of stock options and vests of restricted shares and share units	1,009	10	28,540	—	—	—

Employee share-based compensation expense	—	—	37,549	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	9,692

Cash dividends declared ($0.18 per share)	—	—	—	(55,602)	—	—

Net earnings	—	—	—	134,748	—	—

Balance at June 30, 2020	371,187	$3,712	$2,120,341	$6,101,402	$(4,057,768)	$(149,671)

Balance at December 31, 2020	373,225	$3,732	$2,288,806	$6,475,551	$(4,164,718)	$(120,804)

Exercise of stock options and vests of restricted shares and share units	824	8	31,471	—	—	—

Employee share-based compensation expense	—	—	47,950	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(4,620)

Treasury stock purchases	—	—	—	—	(350,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(67,191)	—	—

Net earnings	—	—	—	172,252	—	—

Balance at March 31, 2021	374,049	3,740	2,368,227	6,580,612	(4,514,718)	(125,424)

Exercise of stock options and vests of restricted shares and share units	2,887	29	87,377	—	—	—

Employee share-based compensation expense	—	—	53,941	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	6,697

Treasury stock purchases	—	—	—	—	(400,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(66,704)	—	—

Net earnings	—	—	—	32,707	—	—

Balance at June 30, 2021	376,936	$3,769	$2,509,545	$6,546,615	$(4,914,718)	$(118,727)

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

All references to quarters or six month periods ended 2021 and 2020 in these notes to condensed consolidated financial statements refer to the respective three and six month periods ended June 30, 2021 and June 30, 2020, unless otherwise noted.

Employee Separation Costs

In connection with involuntary separation benefits, we recognized $40 million and $12 million of expenses in the second quarters of 2021 and 2020, respectively; and $45 million and $15 million of expenses during the first six months of 2021 and 2020, respectively.

In connection with voluntary separation benefits, we recognized $14 million and $2 million of expenses in the second quarters of 2021 and 2020, respectively; and $27 million and $15 million of expenses during the first six months of 2021 and 2020, respectively.

Such employee separation costs are included in "General and administrative" expense in our condensed consolidated statements of operations.

At June 30, 2021, a liability of $48 million for such obligations is included in "Accrued payroll and tax withholdings" in our condensed consolidated balance sheets.

Real Estate Held For Sale

In connection with our operational improvement initiatives, during the second quarter of 2021 we made certain decisions regarding the continued use of certain of our owned real estate. As a result of those decisions, on July 9, 2021, we sold office space located in Kansas City, Missouri (known as our Oaks Campus), in April 2021 began the process of marketing office space located in Kansas City, Missouri (known as our Riverport Campus), and in June 2021 began the process of marketing office space located in Kansas City, Kansas (known as our Continuous Campus). At June 30, 2021, these long-lived assets aggregating $67 million were held for sale and presented within our condensed consolidated balance sheets in "Property and equipment, net." In connection with the designation as held for sale, during the three months ended June 30, 2021, we recorded a pre-tax charge of $68 million to reduce the amount of such long-lived assets to fair value, less estimated costs to sell. Such charge is included in "Sales and client service" expense in our condensed consolidated statements of operations.

Software Development Costs

In the second quarter of 2021, we recorded a pre-tax charge of $48 million to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value. Such charge is included in "Software development" expense in our condensed consolidated statements of operations.

Supplemental Disclosures of Cash Flow Information

	Six Months Ended
(In thousands)	2021	2020
Cash paid during the period for:
Interest (including amounts capitalized of $5,514 and $8,831, respectively)	$20,190	$16,572
Income taxes, net of refunds	53,358	8,690
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	7,743	22,270
Financed capital purchases	6,143	—

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

(2) Business Acquisition

On April 1, 2021, we acquired Kantar Health, a division of Kantar Group. Kantar Health provides data, analytics, commercial research, and consulting services to the life sciences industry. We believe this acquisition complements our existing Data-as-a-Service efforts as it provides a meaningful entry into the pharmaceutical market through Kantar Health's existing clients and their leadership team with important industry experience and relationships. These factors, combined with the synergies and economies of scale expected, are the basis for the acquisition and comprise the resulting goodwill recorded.

Consideration for the acquisition was a base cash purchase price of $375 million. The base purchase price is subject to post-closing adjustments for working capital and certain other adjustments, as specified in the Securities Purchase Agreement dated December 16, 2020, as amended.

Our acquisition of Kantar Health is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, as appraisals of intangible assets are finalized, working capital and certain other adjustments are agreed upon, and additional information becomes available. The following is a summary of the preliminary allocation of purchase price:

(In thousands)	Allocation Amount

Cash and cash equivalents	$14,541
Receivables, net	30,895
Prepaid expenses and other	13,860
Property and equipment, net	1,136
Right-of-use assets	1,680
Goodwill	210,247
Intangible assets, net:
Customer relationships	143,100
Existing technologies	39,700
Trade names	10,200
Other assets	26
Accounts payable	(34,215)
Deferred revenue	(36,656)
Accrued payroll and tax withholdings	(9,910)
Other current liabilities	(3,777)
Deferred income taxes	(10,169)
Other liabilities	(6,248)

Total purchase price	$364,410

The fair values of the acquired intangible assets were estimated by applying the income approach. Such estimations required the use of inputs that were unobservable in the marketplace (Level 3), including a discount rate that we estimated would be used by a market participant in valuing these assets, projections of revenues and cash flows, and client attrition rates, among others. The acquired intangible assets are being amortized over a weighted-average period of 13 years. Refer to Note (7) for further information about the fair value level hierarchy.

The goodwill of $210 million was allocated among our Domestic and International operating segments, as shown below, with approximately $160 million of such goodwill expected to be deductible for tax purposes.

The changes in the carrying amounts of goodwill for the six months ended June 30, 2021 were as follows:

(In thousands)	Domestic	International	Total

Beginning balance at December 31, 2020	$854,188	$60,332	$914,520
Goodwill recorded in connection with the Kantar Health acquisition	118,386	91,861	210,247
Foreign currency translation adjustment and other	—	4,932	4,932

Ending balance at June 30, 2021	$972,574	$157,125	$1,129,699

Our condensed consolidated statements of operations for the three and six months ended June 30, 2021 include revenues of $45 million attributable to the acquired business since the April 1, 2021 acquisition date. The earnings contribution from the acquired business for the three and six months ended June 30, 2021 was not material to our condensed consolidated financial statements. Pro forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

(3) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$157,908	$17,208	$175,116	$138,950	$13,212	$152,162
Technology resale	51,680	5,180	56,860	36,376	5,741	42,117
Subscriptions	94,222	4,215	98,437	85,281	6,771	92,052
Professional services	457,901	79,177	537,078	409,848	51,234	461,082
Managed services	284,758	36,019	320,777	275,679	31,479	307,158
Support and maintenance	211,986	47,689	259,675	220,301	53,735	274,036
Reimbursed travel	8,572	240	8,812	1,778	(36)	1,742

Total revenues	$1,267,027	$189,728	$1,456,755	$1,168,213	$162,136	$1,330,349

	Six Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$306,741	$30,036	$336,777	$285,447	$24,747	$310,194
Technology resale	89,571	12,961	102,532	80,825	12,779	93,604
Subscriptions	189,605	8,644	198,249	172,217	14,220	186,437
Professional services	892,063	139,437	1,031,500	862,632	109,796	972,428
Managed services	566,834	71,319	638,153	555,415	61,097	616,512
Support and maintenance	429,485	93,514	522,999	443,717	104,000	547,717
Reimbursed travel	14,720	(397)	14,323	14,375	823	15,198

Total revenues	$2,489,019	$355,514	$2,844,533	$2,414,628	$327,462	$2,742,090

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,189,314	$178,406	$1,367,720	$1,101,797	$151,456	$1,253,253
Revenue recognized at a point in time	77,713	11,322	89,035	66,416	10,680	77,096

Total revenues	$1,267,027	$189,728	$1,456,755	$1,168,213	$162,136	$1,330,349

	Six Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$2,342,163	$332,274	$2,674,437	$2,267,312	$304,900	$2,572,212
Revenue recognized at a point in time	146,856	23,240	170,096	147,316	22,562	169,878

Total revenues	$2,489,019	$355,514	$2,844,533	$2,414,628	$327,462	$2,742,090

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.19 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as "Deferred revenue". During the six months ended June 30, 2021, we recognized $259 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

Revenues attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, within our Domestic segment, comprised 20% and 17% of our consolidated revenues for the second quarters of 2021 and 2020, respectively; and 20% and 17% for the first six months of 2021 and 2020, respectively. Amounts due in connection with these relationships comprised 16% and 13% of client receivables as of June 30, 2021 and December 31, 2020, respectively.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	June 30, 2021	December 31, 2020

Client receivables	$1,389,724	$1,322,278
Less: Provision for expected credit losses	152,494	153,566

Total receivables, net	$1,237,230	$1,168,712

In addition to the client receivables presented above, at June 30, 2021 and December 31, 2020, we had $14 million and $17 million of non-current net client receivables, respectively, which are presented in "Other assets" in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)	Current	Non-current	Total

Provision for expected credit losses - balance at December 31, 2020	$153,566	$38,564	$192,130
Additions charged to costs and expenses	20,251	—	20,251
Deductions, foreign currency and other	2,278	—	2,278

Provision for expected credit losses - balance at March 31, 2021	176,095	38,564	214,659
Additions charged to costs and expenses	5,887	—	5,887
Reclassifications to non-current	(26,480)	26,480	—
Deductions, foreign currency and other	(3,008)	—	(3,008)

Provision for expected credit losses - balance at June 30, 2021	$152,494	$65,044	$217,538

Our estimates of expected credit losses for client receivables at both June 30, 2021 and December 31, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws; changes in reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

During the first six months of 2021 and 2020, we received total client cash collections of $2.90 billion and $2.66 billion, respectively.

(5) Investments

Available-for-sale investments at June 30, 2021 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$52,425	$—	$—	$52,425
Time deposits	37,685	—	—	37,685
Total cash equivalents	90,110	—	—	90,110

Short-term investments:
Time deposits	32,163	—	—	32,163
Commercial paper	354,800	27	(13)	354,814
Government and corporate bonds	251,453	112	(54)	251,511
Total short-term investments	638,416	139	(67)	638,488

Long-term investments:
Government and corporate bonds	106,306	2	(108)	106,200

Total available-for-sale investments	$834,832	$141	$(175)	$834,798

Available-for-sale investments at December 31, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$40,027	$—	$—	$40,027
Time deposits	36,756	—	—	36,756
Commercial Paper	61,000	—	—	61,000
Total cash equivalents	137,783	—	—	137,783

Short-term investments:
Time deposits	28,302	—	—	28,302
Commercial Paper	264,000	12	(19)	263,993
Government and corporate bonds	149,975	247	(44)	150,178
Total short-term investments	442,277	259	(63)	442,473

Long-term investments:
Government and corporate bonds	136,983	152	(57)	137,078

Total available-for-sale investments	$717,043	$411	$(120)	$717,334

We sold available-for-sale investments for proceeds of $80 million and $5 million during the six months ended June 30, 2021 and June 30, 2020, respectively, resulting in insignificant losses in each period.

Other Investments

At June 30, 2021 and December 31, 2020, we had investments in equity securities that do not have readily determinable fair values of $371 million and $361 million, respectively, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the six months ended June 30, 2021 and June 30, 2020, respectively.

At June 30, 2021 and December 31, 2020, we had investments in equity securities reported under the equity method of accounting of $20 million and $12 million, respectively. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets.

(6) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	June 30, 2021	December 31, 2020

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2021-A due March 24, 2026	100,000	—
Series 2021-B due March 24, 2031	400,000	—
Series 2020-A due March 11, 2030	300,000	300,000
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	11,662

Total indebtedness	1,836,662	1,336,662
Less: debt issuance costs	(508)	(593)

Indebtedness, net	1,836,154	1,336,069
Less: current installments of long-term debt	(225,000)	—

Long-term debt	$1,611,154	$1,336,069

Credit Agreement

As of June 30, 2021, the interest rate on revolving credit loans outstanding under our Credit Agreement was 0.87% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At June 30, 2021 and December 31, 2020, this swap was in a net liability position with an aggregate fair value of $28 million and $37 million, respectively; which is presented in our condensed consolidated balance sheets in "Other current liabilities".

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

(7) Fair Value Measurements

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at June 30, 2021:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$52,425	$—	$—
Time deposits	Cash equivalents	—	37,685	—
Time deposits	Short-term investments	—	32,163	—
Commercial paper	Short-term investments	—	354,814	—
Government and corporate bonds	Short-term investments	—	251,511	—
Government and corporate bonds	Long-term investments	—	106,200	—

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a

Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at June 30, 2021 and December 31, 2020 was approximately $1.88 billion and $1.36 billion, respectively. The carrying amount of such debt at June 30, 2021 and December 31, 2020 was $1.83 billion and $1.33 billion, respectively.

(8) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 23.3% and 20.7% for the first six months of 2021 and 2020, respectively. A $6 million valuation allowance was recorded in the second quarter of 2021 against a deferred tax asset where it became more likely than not that such deferred tax asset will not be realized, while a valuation allowance of $3 million was recorded during the first quarter of 2020. The remainder of the increase in the effective tax rate is primarily related to unfavorability of permanent book-tax differences for share-based compensation in 2021 compared to 2020.

(9) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2021			2020
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$32,707	300,737	$0.11	$134,748	304,776	$0.44
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,854		—	1,941
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$32,707	303,591	$0.11	$134,748	306,717	$0.44

For the three months ended June 30, 2021 and June 30, 2020, options to purchase 0.4 million and 6.0 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $52.32 to $76.49, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Six Months Ended
	2021			2020
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$204,959	302,723	$0.68	$281,907	307,256	$0.92
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	3,079		—	2,264
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$204,959	305,802	$0.67	$281,907	309,520	$0.91

For the six months ended June 30, 2021 and June 30, 2020, options to purchase 0.5 million and 4.5 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $52.32 to $76.49, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(10) Share-Based Compensation and Equity

Stock Options

Stock option activity for the six months ended June 30, 2021 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	10,204	$58.59
Exercised	(2,763)	56.18
Forfeited and expired	(108)	59.56
Outstanding as of June 30, 2021	7,333	$59.49	$136,929	4.57

Exercisable as of June 30, 2021	5,484	$58.79	$106,205	3.99

As of June 30, 2021, there was $28 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.59 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the six months ended June 30, 2021 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	4,131	$68.05
Granted	2,054	77.01
Vested	(1,435)	65.80
Forfeited	(332)	72.08

Outstanding as of June 30, 2021	4,418	$72.64

As of June 30, 2021, there was $249 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.23 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Six Months Ended
(In thousands)	2021	2020	2021	2020

Stock option and non-vested share and share unit compensation expense	$53,941	$37,549	$101,891	$72,580
Associate stock purchase plan expense	1,613	1,727	3,161	2,828
Amounts capitalized in software development costs, net of amortization	(1,463)	(1,076)	(3,126)	(1,821)

Amounts charged against earnings, before income tax benefit	$54,091	$38,200	$101,926	$73,587

Amount of related income tax benefit recognized in earnings	$10,191	$8,191	$20,447	$14,634

Treasury Stock

Under our share repurchase program, which was initially approved by our Board of Directors on May 23, 2017, and most recently amended on December 12, 2019 (the "2017 Share Repurchase Program"), the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of the 2017 Share Repurchase Program.

On April 23, 2021, our Board of Directors approved a new share repurchase program (the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program is incremental to our 2017 Share Repurchase Program. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

During the six months ended June 30, 2021, we repurchased 10.1 million shares for total consideration of $750 million under our share repurchase programs. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of June 30, 2021, an aggregate of $3.93 billion remained available for repurchase under the programs.

Dividends

On March 25, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on April 20, 2021 to shareholders of record as of April 6, 2021. On May 19, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on July 13, 2021 to shareholders of record as of June 28, 2021. In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At June 30, 2021 and December 31, 2020, our condensed consolidated balance sheets included liabilities for dividends payable of $68 million and $69 million, respectively, which are included in "Other current liabilities".

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2020	$(93,450)	$(27,788)	$434	$(120,804)
Other comprehensive income (loss) before reclassifications	(8,991)	2,061	(217)	(7,147)
Amounts reclassified from AOCI	—	2,527	—	2,527

Balance at March 31, 2021	(102,441)	(23,200)	217	(125,424)
Other comprehensive income (loss) before reclassifications	4,486	(429)	(26)	4,031
Amounts reclassified from AOCI	—	2,667	(1)	2,666

Balance at June 30, 2021	$(97,955)	$(20,962)	$190	$(118,727)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	(126,893)	(31,886)	(584)	(159,363)
Other comprehensive income (loss) before reclassifications	9,197	(3,205)	1,502	7,494
Amounts reclassified from AOCI	—	2,198	—	2,198

Balance at June 30, 2020	$(117,696)	$(32,893)	$918	$(149,671)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Six Months Ended
AOCI Component	Location	2021	2020	2021	2020

Unrealized loss on cash flow hedge	Other income, net	$(3,287)	$(2,798)	$(6,504)	$(4,170)
	Income taxes	620	600	1,310	850
	Net of tax	(2,667)	(2,198)	(5,194)	(3,320)

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	2	—	2	—
	Income taxes	(1)	—	(1)	—
	Net of tax	1	—	1	—

Total amount reclassified, net of tax		$(2,666)	$(2,198)	$(5,193)	$(3,320)

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
Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health Services, Inc. and NextGen prior to the acquisition of the assets of Siemens Health Services, Inc. by Cerner HS in 2015. In September 2017, the court issued a preliminary injunction to prevent NextGen from refusing to honor certain contractual obligations to support Cerner HS's clients who use NextGen ambulatory EHR solutions. In September 2018, NextGen filed a counterclaim alleging breach of contract and tortious interference. NextGen’s expert testified at trial that NextGen should be entitled to collect profit disgorgement damages of $122 million or, at least $18 million of ambulatory-

related disgorgement damages. Alternatively, he claimed NextGen should recover $26 million in lost profit damages. A remote trial commenced on January 25, 2021 and trial continues. We believe NextGen's claims are without merit and are vigorously defending against them; however, there can be no assurances as to the outcome of the dispute. We have not concluded that a loss related to the claims raised by NextGen in its counterclaim is probable, nor have we accrued a liability related to these claims. Although a loss may be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss in light of the inherent difficulty of predicting the outcome of litigation generally, the wide range of damages presented by NextGen's expert, and the continued lack of clarity on the causal connection between Cerner Corporation's and Cerner HS's actions and any alleged damages.

The terms of our agreements with our clients generally provide for limited indemnification of such clients against losses, expenses and liabilities arising from third party or other claims based on, among other things, alleged infringement by our solutions of an intellectual property right of third parties or damages caused by data privacy breaches or system interruptions. The terms of such indemnification often limit the scope of and remedies for such indemnification obligations and generally include, as applicable, a right to replace or modify an infringing solution. For several reasons, including the lack of a sufficient number of prior indemnification claims relating to intellectual property infringement, data privacy breaches or system interruptions, the inherent uncertainty stemming from such claims, and the lack of a monetary liability limit for such claims under the terms of the corresponding agreements with our clients, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

The following table presents a summary of our operating segments and other expense for the three and six months ended June 30, 2021 and June 30, 2020:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2021
Revenues	$1,267,027	$189,728	$—	$1,456,755

Costs of revenue	232,225	29,100	—	261,325
Operating expenses	656,369	74,708	414,793	1,145,870
Total costs and expenses	888,594	103,808	414,793	1,407,195

Operating earnings (loss)	$378,433	$85,920	$(414,793)	$49,560

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,168,213	$162,136	$—	$1,330,349

Costs of revenue	189,779	22,184	—	211,963
Operating expenses	587,674	57,413	326,401	971,488
Total costs and expenses	777,453	79,597	326,401	1,183,451

Operating earnings (loss)	$390,760	$82,539	$(326,401)	$146,898

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2021
Revenues	$2,489,019	$355,514	$—	$2,844,533

Costs of revenue	437,919	54,062	—	491,981
Operating expenses	1,216,931	136,322	731,681	2,084,934
Total costs and expenses	1,654,850	190,384	731,681	2,576,915

Operating earnings (loss)	$834,169	$165,130	$(731,681)	$267,618

(In thousands)	Domestic	International	Other	Total

Six Months Ended 2020
Revenues	$2,414,628	$327,462	$—	$2,742,090

Costs of revenue	418,346	48,033	—	466,379
Operating expenses	1,157,768	123,968	668,701	1,950,437
Total costs and expenses	1,576,114	172,001	668,701	2,416,816

Operating earnings (loss)	$838,514	$155,461	$(668,701)	$325,274

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

All references to quarters or six month periods ended 2021 and 2020 in this MD&A represent the respective three and six month periods ended June 30, 2021 and June 30, 2020, unless otherwise noted.

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

Cerner's long history of growth has created an important strategic footprint in healthcare, with Cerner holding approximately 25 percent market share in the U.S. acute care electronic health record ("EHR") market and a leading market share in several non-U.S. regions. Foundational to our growth going forward is delivering value to this core client base, including executing effectively on our large U.S. federal contracts and cross-selling key solutions and services in areas such as revenue cycle. We are also investing in platform modernization, with a focus on delivering a software as a service platform that we expect to lower total cost of ownership, improve clinician experience and patient outcomes, and enable clients to accelerate adoption of new functionality and better leverage third-party innovations.

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

COVID-19

Our business and results of operations for the first six months of both 2021 and 2020 were impacted by the ongoing COVID-19 pandemic. It has caused us to modify certain of our business practices, including requiring most of our associates to work remotely; restricting associate travel; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and could continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

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

•Capital expenditures – A decline in capital spending as certain capital projects are delayed or strategies evolve.

We believe the impact of COVID-19 on our results of operations for the first quarter of 2020 was limited, due to the mid-March 2020 timing of when we implemented changes to our business practices in response to COVID-19, and the nature of the industry in which we operate. We believe the most significant impact of COVID-19 on our business was in the second quarter of 2020, with the impact beginning to moderate in subsequent periods but still persisting into 2021 due to some ongoing restrictive measures and certain regions dealing with resurgences of cases.

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

Operational Improvement Initiatives

The Company has continued to focus on leveraging the impact of our new operating structure and identifying additional efficiencies in our business. We continue to be focused on reducing operating expenses and generating other efficiencies that are expected to provide longer-term operating margin expansion. We are continuing our portfolio management, which includes ongoing evaluation of our offerings, exiting certain low-margin businesses, and being more selective as we consider new business opportunities. To assist in these efforts, we engaged an outside consulting firm to conduct a review of our operations and cost structure. As part of our portfolio management, we closed on the sale of certain of our business operations, primarily conducted in Germany and Spain, in July 2020, and the sale of certain of our revenue cycle outsourcing business operations in August 2020. We have also made the decision to sell certain of our owned real estate.

We expect to continue to evaluate and potentially complete divestiture transactions that are strategic to our operational improvement initiatives. We continue to be focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, asset impairment charges, and other such related expenses. Expenses recognized in the first six months of 2021 and 2020 primarily related to professional services fees, employee separation costs, and asset impairment charges which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.36 billion in the second quarter of 2021, which is an increase of 2% compared to $1.34 billion in the second quarter of 2020.

Revenues for the second quarter of 2021 increased 10% to $1.46 billion, compared to $1.33 billion in the second quarter of 2020.

Net earnings for the second quarter of 2021 decreased 76% to $33 million, compared to $135 million in the second quarter of 2020. Diluted earnings per share decreased 75% to $0.11, compared to $0.44 in the second quarter of 2020.

We had cash collections of receivables of $1.46 billion in the second quarter of 2021, compared to $1.29 billion in the second quarter of 2020. Days sales outstanding was 77 days in the second quarter of 2021, compared to 77 days for the first quarter of 2021 and 81 days for the second quarter of 2020. Operating cash flows for the second quarter of 2021 were $369 million, compared to $259 million in the second quarter of 2020.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table presents a summary of our operating information for the second quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$1,456,755	100%	$1,330,349	100%	10%
Costs of revenue	261,325	18%	211,963	16%	23%

Margin	1,195,430	82%	1,118,386	84%	7%

Operating expenses
Sales and client service	731,077	50%	645,087	48%	13%
Software development	241,600	17%	178,955	13%	35%
General and administrative	156,307	11%	134,332	10%	16%
Amortization of acquisition-related intangibles	16,886	1%	13,114	1%	29%

Total operating expenses	1,145,870	79%	971,488	73%	18%

Total costs and expenses	1,407,195	97%	1,183,451	89%	19%

Operating earnings	49,560	3%	146,898	11%	(66)%

Other income (loss), net	(1,678)		24,632
Income taxes	(15,175)		(36,782)

Net earnings	$32,707		$134,748		(76)%

Revenues & Backlog

Revenues increased 10% to $1.46 billion in the second quarter of 2021, as compared to $1.33 billion in the same period of 2020. The following factors impacted the year-over-year change in revenues:

•Increased implementation activity during the second quarter of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the second quarter of 2021, 20% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 17% in the same period of 2020.

•The second quarter of 2021 includes a $45 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. We expect the acquired business to contribute over $85 million of additional revenues over the remainder of 2021. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

•Moderate recovery from the impact of the COVID-19 pandemic, which we believe had the most significant unfavorable impact to our business operations in the second quarter of 2020, as further discussed above. The largest impact was in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues.

•The second quarter of 2021 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

•The second quarter of 2021 includes a $19 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.19 billion at June 30, 2021, compared to $13.04 billion at December 31, 2020. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $1.07 billion of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 18% in the second quarter of 2021, compared to 16% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by higher reimbursed travel revenue, which carries a 100% cost of revenue; a higher mix of technology resale revenue, which carries a high cost of revenue; and the impact of the Kantar Health business acquired on April 1, 2021.

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

Operating Expenses

Total operating expenses increased 18% to $1.15 billion in the second quarter of 2021, compared to $971 million in the same period of 2020.

•Sales and client service expenses as a percent of revenues were 50% in the second quarter of 2021, compared to 48% in the same period of 2020. These expenses increased 13% to $731 million in the second quarter of 2021, from $645 million in the same period of 2020. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase in sales and client service expenses was primarily driven by a $68 million pre-tax charge recorded in the second quarter of 2021 in connection with the designation of certain real estate assets as held for sale. Refer to Note (1) of the Notes for further information.

•Software development expenses as a percent of revenues were 17% in the second quarter of 2021, compared to 13% in the same period of 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the second quarters of 2021 and 2020 is as follows:

	Three Months Ended
(In thousands)	2021	2020

Software development costs	$212,258	$195,296
Capitalized software costs	(81,306)	(75,850)
Capitalized costs related to share-based payments	(2,252)	(1,688)
Amortization of capitalized software costs	65,247	61,197
Net realizable value charge (see Note (1) of the Notes)	47,653	—

Total software development expense	$241,600	$178,955

•General and administrative expenses as a percent of revenues were 11% in the second quarter of 2021, compared to 10% in the same period of 2020. These expenses increased 16% to $156 million in the second quarter of 2021, from $134 million in the same period of 2020. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The increase in general and administrative expenses was primarily driven by increased employee separation costs recognized in connection with our operational improvement initiatives, as further discussed in Note (1) of the Notes. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the second quarter of both 2021 and 2020. These expenses increased 29% to $17 million in the second quarter of 2021, from $13 million in the same period in 2020. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles is primarily due to amortization of intangibles acquired in our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

Non-Operating Items

•Other income (loss), net was a net loss of $2 million in the second quarter of 2021, compared to $25 million of income in the same period of 2020. The decrease is primarily attributable to the second quarter of 2020 including a $26 million unrealized gain recognized in connection with the measurement of one of our equity investments.

•Our effective tax rate was 31.7% for the second quarter of 2021, compared to 21.4% for the same period of 2020. The increase in the effective tax rate is primarily due to a $6 million valuation allowance recorded in the second quarter of 2021 against a deferred tax asset where it has become more likely than not that such deferred tax asset will not be realized. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the second quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Domestic Segment
Revenues	$1,267,027	100%	$1,168,213	100%	8%

Costs of revenue	232,225	18%	189,779	16%	22%
Operating expenses	656,369	52%	587,674	50%	12%
Total costs and expenses	888,594	70%	777,453	67%	14%

Domestic operating earnings	378,433	30%	390,760	33%	(3)%

International Segment
Revenues	189,728	100%	162,136	100%	17%

Costs of revenue	29,100	15%	22,184	14%	31%
Operating expenses	74,708	39%	57,413	35%	30%
Total costs and expenses	103,808	55%	79,597	49%	30%

International operating earnings	85,920	45%	82,539	51%	4%

Other costs and expenses, net	(414,793)		(326,401)		27%

Consolidated operating earnings	$49,560		$146,898		(66)%

Domestic Segment

•Revenues increased 8% to $1.27 billion in the second quarter of 2021, from $1.17 billion in the same period of 2020. The following factors impacted the year-over-year change in Domestic revenues:

◦Increased implementation activity during the second quarter of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs.

◦The second quarter of 2021 includes a $21 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦Moderate recovery from the impact of the COVID-19 pandemic, which we believe had the most significant unfavorable impact to our business operations in the second quarter of 2020, as further discussed above. The largest impact was in the areas of licensed software, technology resale, professional services, and reimbursed travel revenues.

◦The second quarter of 2021 includes a $20 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the second quarter of 2021, compared to 16% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by higher reimbursed travel revenue, which carries a 100% cost of revenue; a higher mix of technology resale revenue, which carries a high cost of revenue; and the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 52% in the second quarter of 2021, compared to 50% in the same period of 2020. These expenses increased 12% to $656 million in the second quarter of 2021, from $588 million in the same period of 2020. The increase in operating expenses was primarily driven by a $68 million pre-tax charge recorded in the second quarter of 2021 in connection with the designation of certain real estate assets as held for sale. Refer to Note (1) of the Notes for further information.

International Segment

•Revenues increased 17% to $190 million in the second quarter of 2021, compared to $162 million in the same period of 2020. The following factors impacted the year-over-year change in International revenues:

◦The second quarter of 2021 includes a $24 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The second quarter of 2021 includes a $19 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

◦The remaining difference is attributable to 2021 revenue growth across the majority of our remaining International Segment operations.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 15% in the second quarter of 2021, compared to 14% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 39% in the second quarter of 2021, compared to 35% in the same period of 2020. These expenses increased 30% to $75 million in the second quarter of 2021, from $57 million in the same period of 2020. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 27% to $415 million in the second quarter of 2021, from $326 million in the same period of 2020. The increase is primarily due to increased employee separation costs recognized in connection with our operational improvement initiatives, and a pre-tax charge of $48 million to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value, both of which are further discussed in Note (1) of the Notes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table presents a summary of our operating information for the first six months of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$2,844,533	100%	$2,742,090	100%	4%
Costs of revenue	491,981	17%	466,379	17%	5%

Margin	2,352,552	83%	2,275,711	83%	3%

Operating expenses
Sales and client service	1,353,253	48%	1,281,736	47%	6%
Software development	433,927	15%	364,275	13%	19%
General and administrative	268,672	9%	274,184	10%	(2)%
Amortization of acquisition-related intangibles	29,082	1%	30,242	1%	(4)%

Total operating expenses	2,084,934	73%	1,950,437	71%	7%

Total costs and expenses	2,576,915	91%	2,416,816	88%	7%

Operating earnings	267,618	9%	325,274	12%	(18)%

Other income (loss), net	(472)		30,227
Income taxes	(62,187)		(73,594)

Net earnings	$204,959		$281,907		(27)%

Revenues & Backlog

Revenues increased 4% to $2.84 billion in the first six months of 2021, as compared to $2.74 billion in the same period of 2020. The following factors impacted the year-over-year change in revenues:

•Increased implementation activity during the first six months of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first six months of 2021, 20% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 17% in the same period of 2020.

•The first six months of 2021 includes a $45 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

•The first six months of 2021 includes a $43 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

•The first six months of 2021 includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first six months of both 2021 and 2020.

Operating Expenses

Total operating expenses increased 7% to $2.08 billion in the first six months of 2021, compared to $1.95 billion in the same period of 2020.

•Sales and client service expenses as a percent of revenues were 48% in the first six months of 2021, compared to 47% in the same period of 2020. These expenses increased 6% to $1.35 billion in the first six months of 2021, from $1.28 billion in the same period of 2020. The increase in sales and client service expenses was primarily driven by a $68 million pre-tax charge recorded in the first six months of 2021 in connection with the designation of certain real estate assets as held for sale. Refer to Note (1) of the Notes for further information.

•Software development expenses as a percent of revenues were 15% in the first six months of 2021, compared to 13% in the same period of 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the first six months of 2021 and 2020 is as follows:

	Six Months Ended
(In thousands)	2021	2020

Software development costs	$423,285	$393,460
Capitalized software costs	(162,461)	(148,354)
Capitalized costs related to share-based payments	(4,647)	(3,039)
Amortization of capitalized software costs	130,097	122,208
Net realizable value charge (see Note (1) of the Notes)	47,653	—

Total software development expense	$433,927	$364,275

•General and administrative expenses as a percent of revenues were 9% in the first six months of 2021, compared to 10% in the same period of 2020. These expenses decreased 2% to $269 million in the first six months of 2021, from $274 million in the same period of 2020. The slight decrease in general and administrative expenses was primarily driven by lower depreciation expenses associated with property and equipment.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first six months of both 2021 and 2020. These expenses were relativity flat at $29 million in the first six months of 2021, compared to $30 million in the same period in 2020.

Non-Operating Items

•Other income (loss), net was a net loss of less than $1 million in the first six months of 2021, compared to $30 million of income in the same period of 2020. The first six months of 2020 includes a $26 million unrealized gain recognized in connection with the measurement of one of our equity investments. The remaining difference is primarily attributable to increased interest expense in the first six months of 2021 from the $300 million of Series 2020-A Notes we issued in March 2020 and the $500 million of Series 2021 Senior Notes we issued in March 2021.

•Our effective tax rate was 23.3% for the first six months of 2021, compared to 20.7% for the same period of 2020. A $6 million valuation allowance was recorded in the first six months of 2021 against a deferred tax asset where it became more likely than not that such deferred tax asset will not be realized, while a valuation allowance of $3 million was recorded during first six months of 2020. The remainder of the increase in the effective tax rate is primarily related to unfavorability of permanent book-tax differences for share based compensation in 2021 compared to 2020. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first six months of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Domestic Segment
Revenues	$2,489,019	100%	$2,414,628	100%	3%

Costs of revenue	437,919	18%	418,346	17%	5%
Operating expenses	1,216,931	49%	1,157,768	48%	5%
Total costs and expenses	1,654,850	66%	1,576,114	65%	5%

Domestic operating earnings	834,169	34%	838,514	35%	(1)%

International Segment
Revenues	355,514	100%	327,462	100%	9%

Costs of revenue	54,062	15%	48,033	15%	13%
Operating expenses	136,322	38%	123,968	38%	10%
Total costs and expenses	190,384	54%	172,001	53%	11%

International operating earnings	165,130	46%	155,461	47%	6%

Other costs and expenses, net	(731,681)		(668,701)		9%

Consolidated operating earnings	$267,618		$325,274		(18)%

Domestic Segment

•Revenues increased 3% to $2.49 billion in the first six months of 2021, from $2.41 billion in the same period of 2020. The following factors impacted the year-over-year change in Domestic revenues:

◦Increased implementation activity during the first six months of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs.

◦The first six months of 2021 includes a $21 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The first six months of 2021 includes a $43 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the first six months of 2021, compared to 17% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by a higher mix of technology resale revenue, which carries a high cost of revenue; along with the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 49% in the first six months of 2021, compared to 48% in the same period of 2020. These expenses increased 5% to $1.22 billion in the first six months of 2021, from $1.16 billion in the same period of 2020. The increase in operating expenses was primarily driven by a $68 million pre-tax charge recorded in the first six months of 2021 in connection with the designation of certain real estate assets as held for sale. Refer to Note (1) of the Notes for further information.

International Segment

•Revenues increased 9% to $356 million in the first six months of 2021, from $327 million in the same period of 2020. The following factors impacted the year-over-year change in International revenues:

◦The first six months of 2021 includes a $24 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The first six months of 2021 includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

◦The remaining difference is attributable to 2021 revenue growth across the majority of our remaining International Segment operations.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 15% in the first six months of both 2021 and 2020.

•Operating expenses as a percent of revenues were 38% in the first six months of both 2021 and 2020. These expenses increased 10% to $136 million in the first six months of 2021, from $124 million in the same period of 2020. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

These expenses increased 9% to $732 million in the first six months of 2021, from $669 million in the same period of 2020. The increase is primarily due to a pre-tax charge of $48 million recorded in the first six months of 2021 to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value, as further discussed in Note (1) of the Notes.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, collaborations, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents (which primarily consist of money market funds, time deposits and commercial paper with original maturities of less than 90 days), short-term investments, borrowings under our Credit Agreement and other sources of debt financing. At June 30, 2021, we had cash and cash equivalents of $246 million and short-term investments of $638 million, as compared to cash and cash equivalents of $616 million and short-term investments of $442 million at December 31, 2020.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of June 30, 2021, we had outstanding revolving credit loans and letters of credit of $600 million and $31 million, respectively; which reduced our available borrowing capacity to $369 million under the Credit Agreement.

We have also entered into note purchase agreements pursuant to which we may issue and sell unsecured senior promissory notes to those purchasers electing to purchase. See Note (6) of the Notes for further information.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.

The following table summarizes our cash flows in the first six months of 2021 and 2020:

	Six Months Ended
(In thousands)	2021	2020

Cash flows from operating activities	$819,569	$542,096
Cash flows from investing activities	(910,819)	(385,046)
Cash flows from financing activities	(275,378)	(322,569)
Effect of exchange rate changes on cash	(2,583)	(6,429)
Total change in cash and cash equivalents	(369,211)	(171,948)

Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$246,404	$269,895

Free cash flow (non-GAAP)	$453,180	$224,407

Cash from Operating Activities

	Six Months Ended
(In thousands)	2021	2020

Cash collections from clients	$2,903,150	$2,658,956
Cash paid to employees and suppliers and other	(2,010,033)	(2,091,598)
Cash paid for interest	(20,190)	(16,572)
Cash paid for taxes, net of refunds	(53,358)	(8,690)

Total cash from operations	$819,569	$542,096

Cash flows from operations increased $277 million in the first six months of 2021 when compared to the same period of 2020, due primarily to increased collections of client receivables. Days sales outstanding was 77 days in the second quarter of 2021, compared to 77 days for the first quarter of 2021 and 81 days for the second quarter of 2020.

Cash from Investing Activities

	Six Months Ended
(In thousands)	2021	2020

Capital purchases	$(199,281)	$(166,296)
Capitalized software development costs	(167,108)	(151,393)
Purchases of investments, net of sales and maturities	(178,530)	(10,935)
Purchases of other intangibles	(16,031)	(20,656)
Acquisition of businesses, net of cash acquired	(349,869)	(35,766)

Total cash flows from investing activities	$(910,819)	$(385,046)

Cash flows from investing activities consist primarily of capital spending, investment, acquisition, and divestiture activities.

Our capital spending in the first six months of 2021 was driven by capitalized equipment purchases primarily to support growth in our managed services business and capitalized spending to support our ongoing software development initiatives. Capital purchases for the remainder of 2021 are expected to be below 2020 levels, primarily driven by reduced purchases to support our facilities requirements, reflective of the completion of construction on the most recent phases of our Innovations Campus in the third quarter of 2020.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. Both the 2021 and 2020 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the share repurchases and cash dividends discussed below.

On April 1, 2021, we paid $364 million of purchase price consideration in connection with our acquisition of Kantar Health, as further discussed in Note (2) of the Notes. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

Cash from Financing Activities

	Six Months Ended
(In thousands)	2021	2020

Long-term debt issuance	$500,000	$300,000
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	118,554	142,691
Treasury stock purchases	(750,000)	(650,000)
Dividends paid	(135,260)	(111,101)
Other	(8,672)	(4,159)

Total cash flows from financing activities	$(275,378)	$(322,569)

In March 2021, we issued $500 million aggregate principal amount of Series 2021 Senior Notes. In March 2020, we issued $300 million aggregate principal amount of Series 2020-A notes. Refer to Note (6) of the Notes for further information regarding these, as well as our other debt obligations.

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

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2021 based on the number of exercisable options as of June 30, 2021 and our current stock price.

During the first six months of 2021 and 2020, we repurchased 10.1 million shares of our common stock for total consideration of $750 million and 9.2 million shares of our common stock for total consideration of $650 million, respectively. As of June 30, 2021, an aggregate of $3.93 billion remained available for repurchase under our share repurchase programs. We will continue to repurchase shares under our share repurchase programs, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our programs. Refer to Note (10) of the Notes for further information regarding our share repurchase programs.

During the first six months of both 2021 and 2020, we declared and paid quarterly cash dividends. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements. Refer to Note (10) of the Notes for further information regarding our cash dividend activity.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets, and the incurrence of indebtedness.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Six Months Ended
(In thousands)	2021	2020	2021	2020

Cash flows from operating activities (GAAP)	$369,135	$258,590	$819,569	$542,096
Capital purchases	(123,356)	(117,048)	(199,281)	(166,296)
Capitalized software development costs	(83,558)	(77,538)	(167,108)	(151,393)

Free cash flow (non-GAAP)	$162,221	$64,004	$453,180	$224,407

Free cash flow increased $229 million in the first six months of 2021 compared to the same period in 2020, primarily due to increased cash from operations, partially offset by an increase in capital spending. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward-Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "strategy," "opportunities," "future," "estimated," "objectives", or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected impact of the COVID-19 pandemic on our results of operations, financial condition, business and operations; the expected revenue contributions of acquired businesses; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings and results of operations; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; potential claims for system errors and warranties or significant costs and reputational harm related to product and service-related liabilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others, or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; risks associated with our global operations, including without limitation greater difficulty in collecting accounts receivable; significant competition and our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; risks inherent with business acquisitions, strategic investments, collaborations and the failure to achieve projected synergies, or divestitures; managing growth in the new markets in which we offer solutions, healthcare devices or services; long sales cycles for our solutions and services; risks related to our dependence on strategic relationships and third party suppliers, including any impact to such supplier’s business resulting from the COVID-19 pandemic; risks associated with the loss or recruitment and retention of key personnel, the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise and uncertainties as to how quickly we are able to finalize our CEO succession plans; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions or business disruptions or adverse tax consequences associated with restructuring, realignment and costs reduction activities; changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, regulations or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes, and defending against bid protests; volatility and disruption resulting from global economic or market conditions, including the impact from the COVID-19 pandemic; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; risk that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the potential for losses resulting from asset impairment charges; potential variations in our sales forecasts compared to actual sales; risks that our revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; variations in our quarterly operating results; volatility in the trading price of our common stock and the timing and volume of market activity; risks associated with fluctuations in foreign currency exchange rates; and our directors’ authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the fiscal quarter ended June 30, 2021, we completed the acquisition of Kantar Health. As permitted by Securities and Exchange Commission staff interpretative guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2021 does not include Kantar Health.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the second fiscal quarter of 2021.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
Period
April 1, 2021 - April 30, 2021	1,365,000	$74.30	1,365,000	$4,225,494,010
May 1, 2021 - May 31, 2021	2,123,675	77.32	2,123,675	4,061,290,425
June 1, 2021 - June 30, 2021	1,693,842	79.41	1,690,841	3,927,014,404

Total	5,182,517	$77.21	5,179,516

(a)    Of the 5,182,517 shares of common stock, par value $0.01 per share, presented in the table above, 3,001 shares were originally granted to employees as restricted stock pursuant to our 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"). The Omnibus Plan allows for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to the Omnibus Plan, the 3,001 shares reflected above were relinquished by employees in exchange for our agreement to pay U.S. federal and state withholding obligations resulting from the vesting of the Company's restricted stock.

(b)    Under our share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), (the "2017 Share Repurchase Program") the Company is authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of the 2017 Share Repurchase Program.
On April 23, 2021, our Board of Directors approved (and announced on May 5, 2021) a new share repurchase program (the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program is incremental to our 2017 Share Repurchase Program. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

During the six months ended June 30, 2021, we repurchased 10.1 million shares for total consideration of $750 million under our share repurchase programs pursuant to Rule 10b5-1 plans. As of June 30, 2021, an aggregate of $3.93 billion remained available for repurchase under the programs.

Item 6. Exhibits

(a)	Exhibits

10.1*	Letter Agreement and Transition Agreement with Brent Shafer

31.1	Certification of Brent Shafer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Mark J. Erceg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Brent Shafer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Mark J. Erceg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: July 30, 2021	By:	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)