Form 10-Q
period 2021-09-30
CERNER Corp
filed 2021-10-29
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2021
Common Stock, $0.01 par value per share	294,222,760 shares

CERNER CORPORATION

Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II.	Other Information:

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 (unaudited) and December 31, 2020

(In thousands, except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$459,540	$615,615
Short-term investments	322,634	442,473
Receivables, net	1,219,849	1,168,712
Inventory	25,389	23,027
Prepaid expenses and other	412,744	401,160
Total current assets	2,440,156	2,650,987

Property and equipment, net	1,717,630	1,804,083
Right-of-use assets	89,619	104,536
Software development costs, net	1,008,440	1,009,349
Goodwill	1,126,843	914,520
Intangible assets, net	476,067	329,249
Long-term investments	488,454	510,220
Other assets	195,951	198,152

Total assets	$7,543,160	$7,521,096

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$311,196	$235,755
Current installments of long-term debt	225,000	—
Deferred revenue	438,063	393,293
Accrued payroll and tax withholdings	344,879	309,814
Other current liabilities	232,187	229,764
Total current liabilities	1,551,325	1,168,626

Long-term debt	1,611,205	1,336,069
Deferred income taxes	389,843	376,035
Other liabilities	150,884	157,799
Total liabilities	3,703,257	3,038,529

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 378,558,251 shares issued at September 30, 2021 and 373,224,832 shares issued at December 31, 2020	3,785	3,732
Additional paid-in capital	2,598,853	2,288,806
Retained earnings	6,656,679	6,475,551
Treasury stock, 82,216,073 shares at September 30, 2021 and 67,371,686 shares at December 31, 2020	(5,289,718)	(4,164,718)
Accumulated other comprehensive loss, net	(129,696)	(120,804)
Total shareholders' equity	3,839,903	4,482,567

Total liabilities and shareholders' equity	$7,543,160	$7,521,096

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2021 and September 30, 2020
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2021	2020	2021	2020

Revenues	$1,467,976	$1,368,673	$4,312,509	$4,110,763
Costs and expenses:
Costs of revenue	251,111	231,889	743,092	698,268
Sales and client service	651,010	625,402	2,004,263	1,907,138
Software development (Includes amortization of $66,222 and $196,319 for the three and nine months ended September 30, 2021, respectively; and $61,578 and $183,786 for the three and nine months ended September 30, 2020, respectively)	202,663	186,826	636,590	551,101
General and administrative	121,395	116,816	390,067	391,000
Amortization of acquisition-related intangibles	16,874	12,789	45,956	43,031

Total costs and expenses	1,243,053	1,173,722	3,819,968	3,590,538

Gain on sale of businesses	—	216,869	—	216,869

Operating earnings	224,923	411,820	492,541	737,094

Other income (loss), net	(5,070)	48,020	(5,542)	78,247

Earnings before income taxes	219,853	459,840	486,999	815,341
Income taxes	(44,058)	(103,164)	(106,245)	(176,758)

Net earnings	$175,795	$356,676	$380,754	$638,583

Basic earnings per share	$0.59	$1.17	$1.27	$2.08
Diluted earnings per share	$0.59	$1.16	$1.25	$2.07
Basic weighted average shares outstanding	296,202	305,759	300,526	306,759
Diluted weighted average shares outstanding	298,714	308,366	303,423	309,124
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2021 and September 30, 2020
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	2021	2020	2021	2020

Net earnings	$175,795	$356,676	$380,754	$638,583
Foreign currency translation adjustment and other (net of taxes (benefit) of $(151) and $(580) for the three and nine months ended September 30, 2021, and $351 and $688 for the three and nine months ended September 30, 2020, respectively)	(13,259)	9,611	(17,764)	(1,738)
Unrealized gain (loss) on cash flow hedge (net of taxes (benefit) of $748 and $2,993 for the three and nine months ended September 30, 2021, and $745 and $(5,937) for the three and nine months ended September 30, 2020, respectively)	2,273	2,265	9,099	(18,050)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $5 and $(75) for the three and nine months ended September 30, 2021, and $(73) and $142 for the three and nine months ended September 30, 2020, respectively)	17	(220)	(227)	433

Comprehensive income	$164,826	$368,332	$371,862	$619,228

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2021 and September 30, 2020
(unaudited)

	Nine Months Ended
(In thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$380,754	$638,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	535,816	518,987
Share-based compensation expense	157,165	110,500
Provision for deferred income taxes	3,582	21,554
Gain on sale of businesses	—	(216,869)
Investment gains	—	(75,834)
Asset impairments	117,739	—
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	(33,948)	(78,695)
Inventory	(2,360)	8,206
Prepaid expenses and other	(2,091)	(36,664)
Accounts payable	27,467	(60,808)
Accrued income taxes	13,100	33,005
Deferred revenue	11,053	(32,071)
Other accrued liabilities	46,113	94,151

Net cash provided by operating activities	1,254,390	924,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(246,813)	(238,053)
Capitalized software development costs	(242,677)	(224,710)
Purchases of investments	(607,390)	(511,378)
Sales and maturities of investments	753,347	213,309
Purchase of other intangibles	(23,197)	(29,698)
Acquisition of businesses, net of cash acquired	(348,179)	(35,766)
Sale of businesses	—	229,471
Disposition of assets held for sale	9,349	—

Net cash used in investing activities	(705,560)	(596,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	300,000
Repayment of long-term debt	—	(2,500)
Proceeds from exercise of stock options	214,577	202,680
Payments to taxing authorities in connection with shares directly withheld from associates	(62,159)	(22,623)
Treasury stock purchases	(1,125,000)	(650,000)
Dividends paid	(202,054)	(166,277)
Other	(18,441)	(6,807)

Net cash used in financing activities	(693,077)	(345,527)

Effect of exchange rate changes on cash and cash equivalents	(11,828)	(4,382)

Net decrease in cash and cash equivalents	(156,075)	(22,689)
Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$459,540	$419,154
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three and nine months ended September 30, 2021 and September 30, 2020
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 31, 2020	373,225	$3,732	$2,288,806	$6,475,551	$(4,164,718)	$(120,804)

Exercise of stock options and vests of restricted shares and share units	824	8	31,471	—	—	—

Employee share-based compensation expense	—	—	47,950	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(4,620)

Treasury stock purchases	—	—	—	—	(350,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(67,191)	—	—

Net earnings	—	—	—	172,252	—	—

Balance at March 31, 2021	374,049	3,740	2,368,227	6,580,612	(4,514,718)	(125,424)

Exercise of stock options and vests of restricted shares and share units	2,887	29	87,377	—	—	—

Employee share-based compensation expense	—	—	53,941	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	6,697

Treasury stock purchases	—	—	—	—	(400,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(66,704)	—	—

Net earnings	—	—	—	32,707	—	—

Balance at June 30, 2021	376,936	3,769	2,509,545	6,546,615	(4,914,718)	(118,727)

Exercise of stock options and vests of restricted shares and share units	1,622	16	34,034	—	—	—

Employee share-based compensation expense	—	—	55,274	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(10,969)

Treasury stock purchases	—	—	—	—	(375,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(65,731)	—	—

Net earnings	—	—	—	175,795	—	—

Balance at September 30, 2021	378,558	3,785	2,598,853	6,656,679	(5,289,718)	(129,696)

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
For the three and nine months ended September 30, 2021 and September 30, 2020
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 28, 2019	367,635	$3,676	$1,905,171	$5,934,909	$(3,407,768)	$(118,660)

Exercise of stock options and vests of restricted shares and share units	2,543	26	114,050	—	—	—

Employee share-based compensation expense	—	—	35,031	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(40,703)

Treasury stock purchases	—	—	—	—	(650,000)	—

Cash dividends declared ($0.18 per share)	—	—	—	(55,206)	—	—

Net earnings	—	—	—	147,159	—	—

Balance at March 31, 2020	370,178	3,702	2,054,252	6,022,256	(4,057,768)	(159,363)

Exercise of stock options and vests of restricted shares and share units	1,009	10	28,540	—	—	—

Employee share-based compensation expense	—	—	37,549	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	9,692

Cash dividends declared ($0.18 per share)	—	—	—	(55,602)	—	—

Net earnings	—	—	—	134,748	—	—

Balance at June 30, 2020	371,187	3,712	2,120,341	6,101,402	(4,057,768)	(149,671)

Exercise of stock options and vests of restricted shares and share units	1,086	11	37,866	—	—	—

Employee share-based compensation expense	—	—	37,920	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	11,656

Cash dividends declared ($0.18 per share)	—	—	—	(55,858)	—	—

Net earnings	—	—	—	356,676	—	—

Balance at September 30, 2020	372,273	$3,723	$2,196,127	$6,402,220	$(4,057,768)	$(138,015)

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

All references to quarters or nine month periods ended 2021 and 2020 in these notes to condensed consolidated financial statements refer to the respective three and nine month periods ended September 30, 2021 and September 30, 2020, unless otherwise noted.

Employee Separation Costs

In connection with involuntary separation benefits, we recognized less than $1 million and $6 million of expenses in the third quarters of 2021 and 2020, respectively; and $46 million and $21 million of expenses during the first nine months of 2021 and 2020, respectively.

In connection with voluntary separation benefits, we recognized $24 million and $2 million of expenses in the third quarters of 2021 and 2020, respectively; and $51 million and $18 million of expenses during the first nine months of 2021 and 2020, respectively.

Such employee separation costs are included in "General and administrative" expense in our condensed consolidated statements of operations.

At September 30, 2021, a liability of $19 million for such obligations is included in "Accrued payroll and tax withholdings" in our condensed consolidated balance sheets.

Real Estate Held For Sale

In connection with our operational improvement initiatives, during the nine months ended September 30, 2021, we made certain decisions regarding the continued use of certain of our owned real estate. As a result of those decisions, on July 9, 2021, we sold office space located in Kansas City, Missouri (known as our Oaks Campus), in April 2021 began the process of marketing office space located in Kansas City, Missouri (known as our Riverport Campus), in June 2021 began the process of marketing office space located in Kansas City, Kansas (known as our Continuous Campus), and in September 2021 began the process of marketing a portion of our office space located in Malvern, Pennsylvania. At September 30, 2021, these long-lived assets aggregating $101 million were held for sale and presented within our condensed consolidated balance sheets in "Property and equipment, net." In connection with the designation as held for sale, during the second quarter of 2021, we recorded a pre-tax charge of $68 million to reduce the amount of such long-lived assets to fair value, less estimated costs to sell. Such charge is included in "Sales and client service" expense in our condensed consolidated statements of operations.

Software Development Costs

In the second and third quarters of 2021, we recorded pre-tax charges of $48 million and $2 million, respectively, to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value. Such charges are included in "Software development" expense in our condensed consolidated statements of operations.

Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
(In thousands)	2021	2020
Cash paid during the period for:
Interest (including amounts capitalized of $8,308 and $12,040, respectively)	$41,918	$31,661
Income taxes, net of refunds	95,065	78,519
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	9,062	24,499
Financed capital purchases	7,255	17,395

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

Our acquisition of Kantar Health is being treated as a purchase in accordance with Accounting Standards Codification Topic ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes, as appraisals of intangible assets are finalized, working capital and certain other adjustments are agreed upon, and additional information becomes available. The following is a summary of the preliminary allocation of purchase price:

(In thousands)	Allocation Amount

Cash and cash equivalents	$14,992
Receivables, net	31,952
Prepaid expenses and other	11,776
Property and equipment, net	1,147
Right-of-use assets	1,680
Goodwill	217,608
Intangible assets, net:
Customer relationships	143,100
Existing technologies	39,700
Trade names	10,200
Other assets	26
Accounts payable	(36,143)
Deferred revenue	(35,640)
Accrued payroll and tax withholdings	(11,031)
Other current liabilities	(3,777)
Deferred income taxes	(10,169)
Other liabilities	(10,250)

Total purchase price	$365,171

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

The goodwill of $218 million was allocated among our Domestic and International operating segments, as shown below, with approximately $160 million of such goodwill expected to be deductible for tax purposes.

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2021 were as follows:

(In thousands)	Domestic	International	Total

Beginning balance at December 31, 2020	$854,188	$60,332	$914,520
Goodwill recorded in connection with the Kantar Health acquisition	117,047	100,561	217,608
Foreign currency translation adjustment and other	—	(5,285)	(5,285)

Ending balance at September 30, 2021	$971,235	$155,608	$1,126,843

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 include revenues of $45 million and $90 million, respectively, attributable to the acquired business since the April 1, 2021 acquisition date. The earnings contribution from the acquired business for the three and nine months ended September 30, 2021 was not material to our condensed consolidated financial statements. Pro forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

(3) Revenue Recognition

Disaggregation of Revenue

The following tables present revenues disaggregated by our business models:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$186,106	$13,073	$199,179	$159,327	$12,367	$171,694
Technology resale	35,206	2,378	37,584	45,217	1,896	47,113
Subscriptions	87,490	4,281	91,771	87,878	5,529	93,407
Professional services	472,387	79,361	551,748	433,127	46,768	479,895
Managed services	286,038	37,094	323,132	280,827	31,017	311,844
Support and maintenance	210,864	46,161	257,025	219,682	40,296	259,978
Reimbursed travel	7,397	140	7,537	4,711	31	4,742

Total revenues	$1,285,488	$182,488	$1,467,976	$1,230,769	$137,904	$1,368,673

	Nine Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$492,847	$43,109	$535,956	$444,774	$37,114	$481,888
Technology resale	124,777	15,339	140,116	126,042	14,675	140,717
Subscriptions	277,095	12,925	290,020	260,095	19,749	279,844
Professional services	1,364,450	218,798	1,583,248	1,295,759	156,564	1,452,323
Managed services	852,872	108,413	961,285	836,242	92,114	928,356
Support and maintenance	640,349	139,675	780,024	663,399	144,296	807,695
Reimbursed travel	22,117	(257)	21,860	19,086	854	19,940

Total revenues	$3,774,507	$538,002	$4,312,509	$3,645,397	$465,366	$4,110,763

The following tables present our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,200,015	$175,440	$1,375,455	$1,143,515	$132,891	$1,276,406
Revenue recognized at a point in time	85,473	7,048	92,521	87,254	5,013	92,267

Total revenues	$1,285,488	$182,488	$1,467,976	$1,230,769	$137,904	$1,368,673

	Nine Months Ended
	2021			2020
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$3,542,178	$507,714	$4,049,892	$3,410,827	$437,791	$3,848,618
Revenue recognized at a point in time	232,329	30,288	262,617	234,570	27,575	262,145

Total revenues	$3,774,507	$538,002	$4,312,509	$3,645,397	$465,366	$4,110,763

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.12 billion of which we expect to recognize approximately 30% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as "Deferred revenue". During the nine months ended September 30, 2021, we recognized $340 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

Revenues attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, within our Domestic segment, comprised 21% and 19% of our consolidated revenues for the third quarters of 2021 and 2020, respectively; and 20% and 17% for the first nine months of 2021 and 2020, respectively. Amounts due in connection with these relationships comprised 17% and 13% of client receivables as of September 30, 2021 and December 31, 2020, respectively.

(4) Receivables

A summary of net receivables is as follows:

(In thousands)	September 30, 2021	December 31, 2020

Client receivables	$1,380,794	$1,322,278
Less: Provision for expected credit losses	160,945	153,566

Total receivables, net	$1,219,849	$1,168,712

In addition to the client receivables presented above, at September 30, 2021 and December 31, 2020, we had $19 million and $17 million of non-current net client receivables, respectively, which are presented in "Other assets" in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)	Current	Non-current	Total

Provision for expected credit losses - balance at December 31, 2020	$153,566	$38,564	$192,130
Additions charged to costs and expenses	20,251	—	20,251
Deductions, foreign currency and other	2,278	—	2,278

Provision for expected credit losses - balance at March 31, 2021	176,095	38,564	214,659
Additions charged to costs and expenses	5,887	—	5,887
Reclassifications to non-current	(26,480)	26,480	—
Deductions, foreign currency and other	(3,008)	—	(3,008)

Provision for expected credit losses - balance at June 30, 2021	152,494	65,044	217,538
Additions charged to costs and expenses	11,265	—	11,265
Deductions, foreign currency and other	(2,814)	(3,938)	(6,752)

Provision for expected credit losses - balance at September 30, 2021	$160,945	$61,106	$222,051

Our estimates of expected credit losses for client receivables at both September 30, 2021 and December 31, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws; changes in reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

During the first nine months of 2021 and 2020, we received total client cash collections of $4.46 billion and $4.09 billion, respectively.

(5) Investments

Available-for-sale investments at September 30, 2021 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$91,433	$—	$—	$91,433
Time deposits	41,320	—	—	41,320
Total cash equivalents	132,753	—	—	132,753

Short-term investments:
Time deposits	32,439	—	—	32,439
Commercial paper	118,300	10	(2)	118,308
Government and corporate bonds	171,866	48	(27)	171,887
Total short-term investments	322,605	58	(29)	322,634

Long-term investments:
Government and corporate bonds	60,102	—	(41)	60,061

Total available-for-sale investments	$515,460	$58	$(70)	$515,448

Available-for-sale investments at December 31, 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$40,027	$—	$—	$40,027
Time deposits	36,756	—	—	36,756
Commercial Paper	61,000	—	—	61,000
Total cash equivalents	137,783	—	—	137,783

Short-term investments:
Time deposits	28,302	—	—	28,302
Commercial Paper	264,000	12	(19)	263,993
Government and corporate bonds	149,975	247	(44)	150,178
Total short-term investments	442,277	259	(63)	442,473

Long-term investments:
Government and corporate bonds	136,983	152	(57)	137,078

Total available-for-sale investments	$717,043	$411	$(120)	$717,334

We sold available-for-sale investments for proceeds of $400 million and $5 million during the nine months ended September 30, 2021 and September 30, 2020, respectively, resulting in insignificant losses in each period.

Other Investments

At September 30, 2021 and December 31, 2020, we had investments in equity securities that do not have readily determinable fair values of $406 million and $361 million, respectively, accounted for in accordance with ASC 321, Investments-Equity Securities. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the nine months ended September 30, 2021 and September 30, 2020, respectively.

At September 30, 2021 and December 31, 2020, we had investments in equity securities reported under the equity method of accounting of $22 million and $12 million, respectively. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets.

(6) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	September 30, 2021	December 31, 2020

Credit agreement loans due May 5, 2024	$600,000	$600,000
Senior notes:
Series 2021-A due March 24, 2026	100,000	—
Series 2021-B due March 24, 2031	400,000	—
Series 2020-A due March 11, 2030	300,000	300,000
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	11,662

Total indebtedness	1,836,662	1,336,662
Less: debt issuance costs	(457)	(593)

Indebtedness, net	1,836,205	1,336,069
Less: current installments of long-term debt	(225,000)	—

Long-term debt	$1,611,205	$1,336,069

Credit Agreement

As of September 30, 2021, the interest rate on revolving credit loans outstanding under our Credit Agreement was 0.88% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At September 30, 2021 and December 31, 2020, this swap was in a net liability position with an aggregate fair value of $25 million and $37 million, respectively; which is presented in our condensed consolidated balance sheets in "Other current liabilities".

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at September 30, 2021:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$91,433	$—	$—
Time deposits	Cash equivalents	—	41,320	—
Time deposits	Short-term investments	—	32,439	—
Commercial paper	Short-term investments	—	118,308	—
Government and corporate bonds	Short-term investments	—	171,887	—
Government and corporate bonds	Long-term investments	—	60,061	—

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a

Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at September 30, 2021 and December 31, 2020 was approximately $1.84 billion and $1.36 billion, respectively. The carrying amount of such debt at September 30, 2021 and December 31, 2020 was $1.83 billion and $1.33 billion, respectively.

(8) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 21.8% and 21.7% for the first nine months of 2021 and 2020, respectively.

(9) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2021			2020
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$175,795	296,202	$0.59	$356,676	305,759	$1.17
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,512		—	2,607
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$175,795	298,714	$0.59	$356,676	308,366	$1.16

For the three months ended September 30, 2021 and September 30, 2020, options to purchase 0.3 million and 3.9 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $55.24 to $76.49, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

	Nine Months Ended
	2021			2020
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$380,754	300,526	$1.27	$638,583	306,759	$2.08
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,897		—	2,365
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$380,754	303,423	$1.25	$638,583	309,124	$2.07

For the nine months ended September 30, 2021 and September 30, 2020, options to purchase 0.4 million and 4.4 million shares of common stock at per share prices ranging from $52.32 to $76.49 and $52.32 to $76.49, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(10) Share-Based Compensation and Equity

Stock Options

Stock option activity for the nine months ended September 30, 2021 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	10,204	$58.59
Exercised	(3,779)	56.92
Forfeited and expired	(180)	56.49
Outstanding as of September 30, 2021	6,245	$59.66	$67,999	4.48

Exercisable as of September 30, 2021	4,748	$59.06	$54,598	3.81

As of September 30, 2021, there was $20 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.39 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the nine months ended September 30, 2021 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	4,131	$68.05
Granted	2,158	77.31
Vested	(2,386)	67.94
Forfeited	(522)	72.40

Outstanding as of September 30, 2021	3,381	$73.36

As of September 30, 2021, there was $195 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.13 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended		Nine Months Ended
(In thousands)	2021	2020	2021	2020

Stock option and non-vested share and share unit compensation expense	$55,274	$37,920	$157,165	$110,500
Associate stock purchase plan expense	1,300	1,367	4,461	4,195
Amounts capitalized in software development costs, net of amortization	(908)	(1,150)	(4,034)	(2,971)

Amounts charged against earnings, before income tax benefit	$55,666	$38,137	$157,592	$111,724

Amount of related income tax benefit recognized in earnings	$11,155	$7,818	$31,602	$22,452

Treasury Stock

Under one of our share repurchase programs, which was initially approved by our Board of Directors on May 23, 2017, and most recently amended on December 12, 2019 (the "2017 Share Repurchase Program"), the Company was authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases were to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof.

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

During the nine months ended September 30, 2021, we repurchased 14.8 million shares for total consideration of $1.12 billion under our share repurchase programs. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. The 2017 Share Repurchase Program was completed during the third quarter of 2021. As of September 30, 2021, an aggregate of $3.55 billion remained available for repurchase under the 2021 Share Repurchase Program.

Dividends

On March 25, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on April 20, 2021 to shareholders of record as of April 6, 2021. On May 19, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on July 13, 2021 to shareholders of record as of June 28, 2021. On September 9, 2021, our Board of Directors declared a cash dividend of $0.22 per share on our issued and outstanding common stock, which was paid on October 12, 2021 to shareholders of record as of September 27, 2021. In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At September 30, 2021 and December 31, 2020, our condensed consolidated balance sheets included liabilities for dividends payable of $67 million and $69 million, respectively, which are included in "Other current liabilities".

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2020	$(93,450)	$(27,788)	$434	$(120,804)
Other comprehensive income (loss) before reclassifications	(8,991)	2,061	(217)	(7,147)
Amounts reclassified from AOCI	—	2,527	—	2,527

Balance at March 31, 2021	(102,441)	(23,200)	217	(125,424)
Other comprehensive income (loss) before reclassifications	4,486	(429)	(26)	4,031
Amounts reclassified from AOCI	—	2,667	(1)	2,666

Balance at June 30, 2021	(97,955)	(20,962)	190	(118,727)
Other comprehensive income (loss) before reclassifications	(13,259)	(384)	(23)	(13,666)
Amounts reclassified from AOCI	—	2,657	40	2,697

Balance at September 30, 2021	$(111,214)	$(18,689)	$207	$(129,696)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 28, 2019	$(106,347)	$(12,578)	$265	$(118,660)
Other comprehensive income (loss) before reclassifications	(20,546)	(20,430)	(849)	(41,825)
Amounts reclassified from AOCI	—	1,122	—	1,122

Balance at March 31, 2020	(126,893)	(31,886)	(584)	(159,363)
Other comprehensive income (loss) before reclassifications	9,197	(3,205)	1,502	7,494
Amounts reclassified from AOCI	—	2,198	—	2,198

Balance at June 30, 2020	(117,696)	(32,893)	918	(149,671)
Other comprehensive income (loss) before reclassifications	9,611	(289)	(220)	9,102
Amounts reclassified from AOCI	—	2,554	—	2,554

Balance at September 30, 2020	$(108,085)	$(30,628)	$698	$(138,015)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
AOCI Component	Location	2021	2020	2021	2020

Unrealized loss on cash flow hedge	Other income, net	$(3,322)	$(3,213)	$(9,826)	$(7,383)
	Income taxes	665	659	1,975	1,509
	Net of tax	(2,657)	(2,554)	(7,851)	(5,874)

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	(51)	—	(49)	—
	Income taxes	11	—	10	—
	Net of tax	(40)	—	(39)	—

Total amount reclassified, net of tax		$(2,697)	$(2,554)	$(7,890)	$(5,874)

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
Cerner Health Services, Inc. ("Cerner HS"), a wholly owned subsidiary of Cerner Corporation, filed a lawsuit in the Chester County, Pennsylvania, Court of Common Pleas against NextGen Healthcare Information Systems, LLC ("NextGen") relating to a dispute arising out of a supplier relationship initially established between Siemens Health

Services, Inc. and NextGen prior to the acquisition of the assets of Siemens Health Services, Inc. by Cerner HS in 2015. The parties have settled the matter, and Cerner did not incur a significant loss.

On May 16, 2019, Steward Health Care System LLC ("Steward") filed a lawsuit in the Chancery Court for Davidson County, Tennessee against the Company alleging $210 million in damages. The Company believes Steward's allegations arise out of Steward's disinterest in following the contract between the Company and Steward's predecessor for clinical and financial software and services after Steward closed on its acquisition of the predecessor. The Company has filed a counterclaim against Steward seeking recovery of more than $42 million in unpaid invoices owed to the Company. The Company believes the dispute is in the ordinary course of business and the damages Steward asserts lack both factual and causal support. We have not concluded that a material loss related to the Steward allegations is probable, nor have we accrued a liability related to these claims. Although we believe a loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that the dispute is in the discovery process. We will continue to vigorously defend against these claims, and we continue to believe that we have valid grounds for recovery of the disputed client receivables. However, there can be no assurances as to the outcome of the dispute.

On March 22, 2021, Astria Health ("Astria") filed an adversary proceeding in the United States Bankruptcy Court, Eastern District of Washington against the Company. Astria's allegations largely arise out of the Company's provision of revenue cycle services in 2018 and 2019. The Company believes the dispute is in the ordinary course of business and the factual allegations and the damages asserted lack both factual and causal support. We have not concluded that a material loss related to the Astria allegations is probable, nor have we accrued a liability related to these claims beyond reserving certain bankruptcy-related outstanding invoices. Although we believe a loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that the dispute is in the early stages of the discovery process. We will continue to vigorously defend against this claim. However, there can be no assurances as to the outcome of the dispute.

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

The following table presents a summary of our operating segments and other expense for the three and nine months ended September 30, 2021 and September 30, 2020:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2021
Revenues	$1,285,488	$182,488	$—	$1,467,976

Costs of revenue	222,665	28,446	—	251,111
Operating expenses	580,535	70,472	340,935	991,942
Total costs and expenses	803,200	98,918	340,935	1,243,053

Operating earnings (loss)	$482,288	$83,570	$(340,935)	$224,923

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2020
Revenues	$1,230,769	$137,904	$—	$1,368,673

Costs of revenue	219,938	11,951	—	231,889
Operating expenses	566,777	58,626	316,430	941,833
Total costs and expenses	786,715	70,577	316,430	1,173,722

Gain on sale of businesses	—	—	216,869	216,869

Operating earnings (loss)	$444,054	$67,327	$(99,561)	$411,820

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2021
Revenues	$3,774,507	$538,002	$—	$4,312,509

Costs of revenue	660,584	82,508	—	743,092
Operating expenses	1,797,466	206,794	1,072,616	3,076,876
Total costs and expenses	2,458,050	289,302	1,072,616	3,819,968

Operating earnings (loss)	$1,316,457	$248,700	$(1,072,616)	$492,541

(In thousands)	Domestic	International	Other	Total

Nine Months Ended 2020
Revenues	$3,645,397	$465,366	$—	$4,110,763

Costs of revenue	638,284	59,984	—	698,268
Operating expenses	1,724,545	182,594	985,131	2,892,270
Total costs and expenses	2,362,829	242,578	985,131	3,590,538

Gain on sale of businesses	—	—	216,869	216,869

Operating earnings (loss)	$1,282,568	$222,788	$(768,262)	$737,094

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

All references to quarters or nine month periods ended 2021 and 2020 in this MD&A represent the respective three and nine month periods ended September 30, 2021 and September 30, 2020, unless otherwise noted.

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

We also expect to continue driving growth by leveraging our HealtheIntent® platform, which is the foundation for established and new offerings for both provider and non-provider markets. The EHR-agnostic HealtheIntent platform enables Cerner to become a strategic partner with healthcare stakeholders and help them improve performance under both fee-for-service and value-based contracting. The platform, along with our CareAware® platform, also supports offerings in areas such as long-term care, home care and hospice, rehabilitation, behavioral health, community care, care team communications, health systems operations, consumer and employer, and data-as-a-service.

Beyond our strategy for driving revenue growth, we are also focused on earnings growth. After several years of margin compression related to slowing revenue growth, increased mix of low-margin services, and lower software demand due to the end of direct government incentives for EHR adoption, Cerner implemented a new operating structure and introduced other initiatives focused on cost optimization and process improvement. We have made good progress since we kicked off our transformation in 2019 and expect this progress to be reflected in improved profitability going forward. We are focused on ongoing identification of opportunities to operate more efficiently and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

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

COVID-19

Our business and results of operations for the first nine months of both 2021 and 2020 were impacted by the ongoing COVID-19 pandemic. It has caused us to modify certain of our business practices, including requiring most of our associates to work remotely; restricting associate travel; mandating vaccines for associates; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and could continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

•Bookings, backlog and revenues – A decline in new business bookings as certain client purchasing decisions and projects are delayed to focus on treating patients, procuring necessary medical supplies, administering vaccines, and managing their own organizations through this crisis. A sustained decline in bookings could reduce backlog and lower subsequent revenues.

•Associate productivity – A decline in associate productivity, primarily for our services personnel, as a large amount of work is typically done at client sites, which is being impacted by travel restrictions, vaccine mandates and our clients' focus on the pandemic. Our clients' focus on the pandemic has also led to pauses on existing projects and postponed start dates for others, which translates into lower professional services revenues and a lower operating margin percentage. We are mitigating this by doing more work remotely than we have in the past, but we cannot fully offset the negative impact.

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

While we expect a negative financial impact to continue for the rest of 2021, we do not expect it to be as significant as 2020. The impact will continue to be difficult to quantify as there are many factors that continue to be outside of our control, so any forward looking statements that we make regarding our projections of future financial performance; new solutions and services; capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations are all subject to increased risks.

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

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, asset impairment charges, and other such related expenses. Expenses recognized in the first nine months of 2021 and 2020 primarily related to professional services fees, employee separation costs, and asset impairment charges which are included in operating expenses in our condensed consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflects the value of executed contracts for software, hardware, professional services and managed services, was $1.81 billion in the third quarter of 2021, which is an increase of 23% compared to $1.47 billion in the third quarter of 2020.

Revenues for the third quarter of 2021 increased 7% to $1.47 billion, compared to $1.37 billion in the third quarter of 2020.

Net earnings for the third quarter of 2021 decreased 51% to $176 million, compared to $357 million in the third quarter of 2020. Diluted earnings per share decreased 49% to $0.59, compared to $1.16 in the third quarter of 2020.

We had cash collections of receivables of $1.56 billion in the third quarter of 2021, compared to $1.43 billion in the third quarter of 2020. Days sales outstanding was 76 days in the third quarter of 2021, compared to 77 days for the second quarter of 2021 and 81 days for the third quarter of 2020. Operating cash flows for the third quarter of 2021 were $435 million, compared to $382 million in the third quarter of 2020.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table presents a summary of our operating information for the third quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$1,467,976	100%	$1,368,673	100%	7%
Costs of revenue	251,111	17%	231,889	17%	8%

Margin	1,216,865	83%	1,136,784	83%	7%

Operating expenses
Sales and client service	651,010	44%	625,402	46%	4%
Software development	202,663	14%	186,826	14%	8%
General and administrative	121,395	8%	116,816	9%	4%
Amortization of acquisition-related intangibles	16,874	1%	12,789	1%	32%

Total operating expenses	991,942	68%	941,833	69%	5%

Total costs and expenses	1,243,053	85%	1,173,722	86%	6%

Gain on sale of businesses	—	—%	216,869	16%

Operating earnings	224,923	15%	411,820	30%	(45)%

Other income (loss), net	(5,070)		48,020
Income taxes	(44,058)		(103,164)

Net earnings	$175,795		$356,676		(51)%

Revenues & Backlog

Revenues increased 7% to $1.47 billion in the third quarter of 2021, as compared to $1.37 billion in the same period of 2020. The following factors impacted the year-over-year change in revenues:

•Increased implementation activity during the third quarter of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the third quarter of 2021, 21% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 19% in the same period of 2020.

•The third quarter of 2021 includes a $45 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. We expect the acquired business to contribute approximately $50 million of additional revenues over the remainder of 2021. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.12 billion at September 30, 2021, compared to $13.04 billion at December 31, 2020. We expect to recognize 30% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $1.27 billion of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the third quarter of both 2021 and 2020.

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

Operating Expenses

Total operating expenses increased 5% to $992 million in the third quarter of 2021, compared to $942 million in the same period of 2020.

•Sales and client service expenses as a percent of revenues were 44% in the third quarter of 2021, compared to 46% in the same period of 2020. These expenses increased 4% to $651 million in the third quarter of 2021, from $625 million in the same period of 2020. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The increase in sales and client service expenses was primarily driven by expense contributions from the Kantar Health business, which was acquired on April 1, 2021.

•Software development expenses as a percent of revenues were 14% in the third quarter of both 2021 and 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the third quarters of 2021 and 2020 is as follows:

	Three Months Ended
(In thousands)	2021	2020

Software development costs	$210,082	$198,565
Capitalized software costs	(73,773)	(71,525)
Capitalized costs related to share-based payments	(1,796)	(1,792)
Amortization of capitalized software costs	66,222	61,578
Net realizable value charges (see Note (1) of the Notes)	1,928	—

Total software development expense	$202,663	$186,826

•General and administrative expenses as a percent of revenues were 8% in the third quarter of 2021, compared to 9% in the same period of 2020. These expenses increased 4% to $121 million in the third quarter of 2021, from $117 million in the same period of 2020. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The increase in general and administrative expenses was primarily driven by increased employee separation costs, as further discussed in Note (1) of the Notes.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the third quarter of both 2021 and 2020. These expenses increased 32% to $17 million in the third quarter of 2021, from $13 million in the same period in 2020. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles is primarily due to amortization of intangibles acquired in our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

Gain on Sale of Businesses

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

In the third quarter of 2020, we recognized a $217 million gain in connection with these divestiture transactions.

Non-Operating Items

•Other income (loss), net was a net loss of $5 million in the third quarter of 2021, compared to $48 million of income in the same period of 2020. The decrease in 2021 is primarily attributable to the third quarter of 2020 including a $49 million gain recognized on the disposition of one of our equity investments.

•Our effective tax rate was 20.0% for the third quarter of 2021, compared to 22.4% for the same period of 2020. The decrease in the effective tax rate is primarily due to the third quarter of 2020 including taxes associated with the divestiture transactions discussed above. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the third quarters of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Domestic Segment
Revenues	$1,285,488	100%	$1,230,769	100%	4%

Costs of revenue	222,665	17%	219,938	18%	1%
Operating expenses	580,535	45%	566,777	46%	2%
Total costs and expenses	803,200	62%	786,715	64%	2%

Domestic operating earnings	482,288	38%	444,054	36%	9%

International Segment
Revenues	182,488	100%	137,904	100%	32%

Costs of revenue	28,446	16%	11,951	9%	138%
Operating expenses	70,472	39%	58,626	43%	20%
Total costs and expenses	98,918	54%	70,577	51%	40%

International operating earnings	83,570	46%	67,327	49%	24%

Other costs and expenses, net	(340,935)		(316,430)		8%

Gain on sale of businesses	—		216,869

Consolidated operating earnings	$224,923		$411,820		(45)%

Domestic Segment

•Revenues increased 4% to $1.29 billion in the third quarter of 2021, from $1.23 billion in the same period of 2020. The following factors impacted the year-over-year change in Domestic revenues:

◦Increased implementation activity during the third quarter of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs.

◦The third quarter of 2021 includes a $21 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 17% in the third quarter of 2021, compared to 18% in the same period of 2020. The lower costs of revenue as a percent of revenues was primarily driven by the mix of revenues for the quarters, inclusive of the third quarter of 2021 containing a higher percentage of licensed software revenues, which caries a lower cost of revenue.

•Operating expenses as a percent of revenues were 45% in the third quarter of 2021, compared to 46% in the same period of 2020. These expenses increased 2% to $581 million in the third quarter of 2021, from $567 million in the same period of 2020. The increase in operating expenses was primarily driven by expense contributions from the Kantar Health business, which was acquired on April 1, 2021.

International Segment

•Revenues increased 32% to $182 million in the third quarter of 2021, compared to $138 million in the same period of 2020. The increase in revenues is primarily due to a $24 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. The remaining increase is attributable to 2021 revenue growth across the majority of our remaining International Segment operations. Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 16% in the third quarter of 2021, compared to 9% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 39% in the third quarter of 2021, compared to 43% in the same period of 2020. These expenses increased 20% to $70 million in the third quarter of 2021, from $59 million in the same period of 2020. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 8% to $341 million in the third quarter of 2021, from $316 million in the same period of 2020. The increase is primarily due to increased employee separation costs, as further discussed in Note (1) of the Notes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents a summary of our operating information for the first nine months of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$4,312,509	100%	$4,110,763	100%	5%
Costs of revenue	743,092	17%	698,268	17%	6%

Margin	3,569,417	83%	3,412,495	83%	5%

Operating expenses
Sales and client service	2,004,263	46%	1,907,138	46%	5%
Software development	636,590	15%	551,101	13%	16%
General and administrative	390,067	9%	391,000	10%	—%
Amortization of acquisition-related intangibles	45,956	1%	43,031	1%	7%

Total operating expenses	3,076,876	71%	2,892,270	70%	6%

Total costs and expenses	3,819,968	89%	3,590,538	87%	6%

Gain on sale of businesses	—	—%	216,869	5%

Operating earnings	492,541	11%	737,094	18%	(33)%

Other income (loss), net	(5,542)		78,247
Income taxes	(106,245)		(176,758)

Net earnings	$380,754		$638,583		(40)%

Revenues & Backlog

Revenues increased 5% to $4.31 billion in the first nine months of 2021, as compared to $4.11 billion in the same period of 2020. The following factors impacted the year-over-year change in revenues:

•Increased implementation activity during the first nine months of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first nine months of 2021, 20% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 17% in the same period of 2020.

•The first nine months of 2021 includes a $90 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

•The first nine months of 2021 includes a $44 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

•The first nine months of 2021 includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first nine months of both 2021 and 2020.

Operating Expenses

Total operating expenses increased 6% to $3.08 billion in the first nine months of 2021, compared to $2.89 billion in the same period of 2020.

•Sales and client service expenses as a percent of revenues were 46% in the first nine months of both 2021 and 2020. These expenses increased 5% to $2.00 billion in the first nine months of 2021, from $1.91 billion in the same period of 2020. The increase in sales and client service expenses was primarily driven by a $68 million pre-tax charge recorded in the first nine months of 2021 in connection with the designation of certain real estate assets as held for sale. The remaining increase was was primarily driven by expense contributions from the Kantar Health business, which was acquired on April 1, 2021. Refer to Note (1) and Note (2) of the Notes for further information.

•Software development expenses as a percent of revenues were 15% in the first nine months of 2021, compared to 13% in the same period of 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the first nine months of 2021 and 2020 is as follows:

	Nine Months Ended
(In thousands)	2021	2020

Software development costs	$633,367	$592,025
Capitalized software costs	(236,234)	(219,879)
Capitalized costs related to share-based payments	(6,443)	(4,831)
Amortization of capitalized software costs	196,319	183,786
Net realizable value charges (see Note (1) of the Notes)	49,581	—

Total software development expense	$636,590	$551,101

•General and administrative expenses as a percent of revenues were 9% in the first nine months of 2021, compared to 10% in the same period of 2020. These expenses were relatively flat at $390 million in the first nine months of 2021, compared to $391 million in the same period of 2020. General and administrative expenses include certain charges incurred in connection with our operational improvement initiatives, as further discussed above, and in the Notes. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first nine months of both 2021 and 2020. These expenses increased 7% to $46 million in the first nine months of 2021, from $43 million in the same period in 2020. The increase in amortization of acquisition-related intangibles is primarily due to amortization of intangibles acquired in our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding the Kantar Health acquisition.

Gain on Sale of Businesses

The first nine months of 2020 includes a $217 million gain recognized in connection with the divestiture transactions described above.

Non-Operating Items

•Other income (loss), net was a net loss of $6 million in the first nine months of 2021, compared to $78 million of income in the same period of 2020. The decrease in 2021 is primarily attributable to the first nine months of 2020 including a $76 million gain recognized on the disposition of one of our equity investments. The remaining difference is primarily attributable to increased interest expense in the first nine months of 2021 from the $300 million of Series 2020-A Notes we issued in March 2020 and the $500 million of Series 2021 Senior Notes we issued in March 2021.

•Our effective tax rate was relatively flat at 21.8% for the first nine months of 2021, compared to 21.7% for the same period of 2020. Refer to Note (8) of the Notes for further discussion regarding our effective tax rate.

Operations by Segment

The following table presents a summary of our operating segment information for the first nine months of 2021 and 2020:

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Domestic Segment
Revenues	$3,774,507	100%	$3,645,397	100%	4%

Costs of revenue	660,584	18%	638,284	18%	3%
Operating expenses	1,797,466	48%	1,724,545	47%	4%
Total costs and expenses	2,458,050	65%	2,362,829	65%	4%

Domestic operating earnings	1,316,457	35%	1,282,568	35%	3%

International Segment
Revenues	538,002	100%	465,366	100%	16%

Costs of revenue	82,508	15%	59,984	13%	38%
Operating expenses	206,794	38%	182,594	39%	13%
Total costs and expenses	289,302	54%	242,578	52%	19%

International operating earnings	248,700	46%	222,788	48%	12%

Other costs and expenses, net	(1,072,616)		(985,131)		9%

Gain on sale of businesses	—		216,869

Consolidated operating earnings	$492,541		$737,094		(33)%

Domestic Segment

•Revenues increased 4% to $3.77 billion in the first nine months of 2021, from $3.65 billion in the same period of 2020. The following factors impacted the year-over-year change in Domestic revenues:

◦Increased implementation activity during the first nine months of 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs.

◦The first nine months of 2021 includes a $42 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The first nine months of 2021 includes a $44 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations to affiliates of R1 RCM Inc., on August 3, 2020.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in the first nine months of both 2021 and 2020.

•Operating expenses as a percent of revenues were 48% in the first nine months of 2021, compared to 47% in the same period of 2020. These expenses increased 4% to $1.80 billion in the first nine months of 2021, from $1.72 billion in the same period of 2020. The increase in operating expenses was primarily driven by a $68 million pre-tax charge recorded in the first nine months of 2021 in connection with the designation of certain real estate assets as held for sale. The remaining increase was was primarily driven by expense contributions from the Kantar Health business, which was acquired on April 1, 2021. Refer to Note (1) and Note (2) of the Notes for further information.

International Segment

•Revenues increased 16% to $538 million in the first nine months of 2021, from $465 million in the same period of 2020. The following factors impacted the year-over-year change in International revenues:

◦The first nine months of 2021 includes a $48 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The first nine months of 2021 includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain to affiliates of CompuGroup Medical SE & Co. KGaA on July 1, 2020.

◦The remaining difference is attributable to 2021 revenue growth across the majority of our remaining International Segment operations.

Refer to Note (3) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 15% in the first nine months of 2021, compared to 13% in the same period of 2020. The higher costs of revenue as a percent of revenues was primarily driven by the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 38% in the first nine months of 2021, compared to 39% in the same period of 2020. These expenses increased 13% to $207 million in the first nine months of 2021, from $183 million in the same period of 2020. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

These expenses increased 9% to $1.07 billion in the first nine months of 2021, from $985 million in the same period of 2020. The increase is primarily due to pre-tax charges of $50 million recorded in the first nine months of 2021 to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value, as further discussed in Note (1) of the Notes.

Liquidity and Capital Resources
Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, collaborations, capital expenditures, and our share repurchase and dividend programs.
Our principal sources of liquidity are our cash, cash equivalents (which primarily consist of money market funds, time deposits and commercial paper with original maturities of less than 90 days), short-term investments, borrowings under our Credit Agreement and other sources of debt financing. At September 30, 2021, we had cash and cash equivalents of $460 million and short-term investments of $323 million, as compared to cash and cash equivalents of $616 million and short-term investments of $442 million at December 31, 2020.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.00 billion revolving credit loan facility, along with a letter of credit facility up to $100 million (which is a sub-facility of the $1.00 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.20 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in May 2024. As of September 30, 2021, we had outstanding revolving credit loans and letters of credit of $600 million and $30 million, respectively; which reduced our available borrowing capacity to $370 million under the Credit Agreement.

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
The following table summarizes our cash flows in the first nine months of 2021 and 2020:

	Nine Months Ended
(In thousands)	2021	2020

Cash flows from operating activities	$1,254,390	$924,045
Cash flows from investing activities	(705,560)	(596,825)
Cash flows from financing activities	(693,077)	(345,527)
Effect of exchange rate changes on cash	(11,828)	(4,382)
Total change in cash and cash equivalents	(156,075)	(22,689)

Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$459,540	$419,154

Free cash flow (non-GAAP)	$764,900	$461,282

Cash from Operating Activities

	Nine Months Ended
(In thousands)	2021	2020

Cash collections from clients	$4,464,651	$4,085,527
Cash paid to employees and suppliers and other	(3,073,278)	(3,051,302)
Cash paid for interest	(41,918)	(31,661)
Cash paid for taxes, net of refunds	(95,065)	(78,519)

Total cash from operations	$1,254,390	$924,045

Cash flows from operations increased $330 million in the first nine months of 2021 when compared to the same period of 2020, due primarily to increased collections of client receivables. Days sales outstanding was 76 days in the third quarter of 2021, compared to 77 days for the second quarter of 2021 and 81 days for the third quarter of 2020.

Cash from Investing Activities

	Nine Months Ended
(In thousands)	2021	2020

Capital purchases	$(246,813)	$(238,053)
Capitalized software development costs	(242,677)	(224,710)
Sales and maturities of investments, net of purchases	145,957	(298,069)
Purchases of other intangibles	(23,197)	(29,698)
Acquisition of businesses, net of cash acquired	(348,179)	(35,766)
Sale of businesses	—	229,471
Disposition of assets held for sale	9,349	—

Total cash flows from investing activities	$(705,560)	$(596,825)

Cash flows from investing activities consist primarily of capital spending, investment, acquisition, and divestiture activities.

Our capital spending in the first nine months of 2021 was driven by capitalized equipment purchases primarily to support growth in our managed services business and capitalized spending to support our ongoing software development initiatives. Capital purchases for the full year 2021 are expected to approximate 2020 levels.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. Both the 2021 and 2020 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the acquisition of businesses, share repurchases and cash dividends, as discussed below. The 2020 activity includes the investment of proceeds from the sale of certain business operations in the third quarter of 2020, as discussed below.

During the first nine months of 2021, we paid $363 million of purchase price consideration in connection with our acquisition of Kantar Health, as further discussed in Note (2) of the Notes. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

During the first nine months of 2020, we received proceeds of $229 million in connection with certain business divestitures discussed above. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives discussed above.

During the first nine months of 2021, we received proceeds of $9 million in connection with the sale of our Oaks Campus. We expect future proceeds from the disposition of real estate held for sale, however, the amount and timing of such proceeds are dependent upon economic and market conditions which are not within our control. Refer to Note (1) of the Notes for further information regarding real estate held for sale.

Cash from Financing Activities

	Nine Months Ended
(In thousands)	2021	2020

Long-term debt issuance	$500,000	$300,000
Repayment of long-term debt	—	(2,500)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	152,418	180,057
Treasury stock purchases	(1,125,000)	(650,000)
Dividends paid	(202,054)	(166,277)
Other	(18,441)	(6,807)

Total cash flows from financing activities	$(693,077)	$(345,527)

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

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue throughout 2021 based on the number of exercisable options as of September 30, 2021 and our current stock price.

During the first nine months of 2021 and 2020, we repurchased 14.8 million shares of our common stock for total consideration of $1.12 billion and 9.2 million shares of our common stock for total consideration of $650 million, respectively. As of September 30, 2021, an aggregate of $3.55 billion remained available for repurchase under our share repurchase program. We will continue to repurchase shares under our share repurchase program, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of our common stock and other cash flow needs. There is no assurance that we will repurchase up to the full amount remaining under our program. Refer to Note (10) of the Notes for further information regarding our share repurchase program.

During the first nine months of both 2021 and 2020, we declared and paid quarterly cash dividends. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements. Refer to Note (10) of the Notes for further information regarding our cash dividend activity.

The source of funds for such repurchases and dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets, and the incurrence of indebtedness.

Free Cash Flow (Non-GAAP)

	Three Months Ended		Nine Months Ended
(In thousands)	2021	2020	2021	2020

Cash flows from operating activities (GAAP)	$434,821	$381,949	$1,254,390	$924,045
Capital purchases	(47,532)	(71,757)	(246,813)	(238,053)
Capitalized software development costs	(75,569)	(73,317)	(242,677)	(224,710)

Free cash flow (non-GAAP)	$311,720	$236,875	$764,900	$461,282

Free cash flow increased $304 million in the first nine months of 2021 compared to the same period in 2020, primarily due to increased cash from operations, partially offset by an increase in capital spending. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward-Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute forward-looking statements. Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," "believe," "plans," "may," "expect," "expected," "anticipated," "strategy," "opportunities," "future," "estimated," "objectives", or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected impact of the COVID-19 pandemic on our results of operations, financial condition, business and operations; the expected revenue contributions of acquired businesses; and our capital allocation strategies and plans. These statements involve a number of risks, uncertainties and other factors that could cause or contribute to actual results differing materially, including without limitation: the extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings and results of operations; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a cyberattack or other breach in our IT security or the IT security of third parties on which we rely; potential claims for system errors and warranties or significant costs and reputational harm related to product and service-related liabilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others, or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; risks associated with our global operations, including without limitation greater difficulty in collecting accounts receivable; significant competition and our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; risks inherent with business acquisitions, strategic investments, collaborations and the failure to achieve projected synergies, or divestitures; managing growth in the new markets in which we offer solutions, healthcare devices or services; long sales cycles for our solutions and services; risks related to our dependence on strategic relationships and third party suppliers, including any impact to such supplier’s business resulting from the COVID-19 pandemic; risks associated with the loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions or business disruptions or adverse tax consequences associated with restructuring, realignment and costs reduction activities; changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, regulations or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes, and defending against bid protests; volatility and disruption resulting from global economic or market conditions, including the impact from the COVID-19 pandemic; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; risk that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; the potential for losses resulting from asset impairment charges; potential variations in our sales forecasts compared to actual sales; risks that our revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; variations in our quarterly operating results; volatility in the trading price of our common stock and the timing and volume of market activity; risks associated with fluctuations in foreign currency exchange rates; and our directors’ authority to issue preferred stock and the anti-takeover provisions in our corporate governance documents. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes.

Item 4. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. On April 1, 2021, we completed the acquisition of Kantar Health. As permitted by Securities and Exchange Commission staff interpretative guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include Kantar Health.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below provides information with respect to Common Stock purchases by the Company during the third fiscal quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
July 1, 2021 - July 31, 2021	4,760,503	$78.75	4,760,503	$3,552,109,673
August 1, 2021 - August 31, 2021	—	—	—	3,552,109,673
September 1, 2021 - September 30, 2021	—	—	—	3,552,109,673

Total	4,760,503	$78.75	4,760,503

(a)    Under our share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019), (the "2017 Share Repurchase Program") the Company was authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases were to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. This program was completed in the third quarter of 2021.
On April 23, 2021, our Board of Directors approved (and announced on May 5, 2021) a new share repurchase program (as amended, the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program is incremental to our 2017 Share Repurchase Program. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

During the nine months ended September 30, 2021, we repurchased 14.8 million shares for total consideration of $1.12 billion under our share repurchase programs pursuant to Rule 10b5-1 plans. As of September 30, 2021, an aggregate of $3.55 billion remained available for repurchase under the 2021 Share Repurchase Program.

Item 6. Exhibits

(a)	Exhibits

10.1*	Executive Employment Agreement between Cerner Corporation and David T. Feinberg

10.2*	Time Sharing Agreement between Cerner Corporation and David T. Feinberg

10.3*	Separation Agreement between Cerner Corporation and Donald Trigg

31.1	Certification of David T. Feinberg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Mark J. Erceg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of David T. Feinberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Mark J. Erceg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: October 29, 2021	By:	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)