Form 10-K
period 2021-12-31
CERNER Corp
filed 2022-02-22
CIK 804753

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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
Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $20.9 billion based on the closing sale price as reported on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2022
Common Stock, $0.01 par value per share	293,344,090 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Portions of the registrant's Proxy Statement for the 2022 Annual Shareholders' Meeting	Part III

Table of Content
CERNER CORPORATION

Table of Content
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

Our corporate world headquarters is located in a Company-owned office park in North Kansas City, Missouri, with our principal place of business located at 2800 Rock Creek Parkway, North Kansas City, Missouri 64117. Our Web site, which we use to communicate important business information, can be accessed at: www.cerner.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this Web site as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We do not intend for information contained in our website to be part of this annual report on Form 10-K.
Cerner is a leading supplier of healthcare information technology ("HCIT") solutions and services. We offer a wide range of intelligent solutions and tech-enabled services that support the clinical, financial and operational needs of organizations of all sizes. Cerner® solutions and services help clinicians make care decisions and assist organizations in managing the health of their populations. We also offer integrated clinical and financial systems to help manage day-to-day revenue functions, as well as a wide range of services to support clinical, financial and operational needs. We have also expanded our presence in the life sciences industry, where we work with healthcare stakeholders to improve the safety, efficiency, and efficacy of clinical research.

Cerner solutions are primarily offered on the unified Cerner Millennium® architecture and on the HealtheIntent® cloud-based platform. Cerner Millennium is a person-centric computing framework, which includes integrated clinical, financial and management information systems. This architecture allows providers to securely access an individual's electronic health record ("EHR") at the point of care, and it organizes and proactively delivers information to meet the specific needs of physicians, nurses, laboratory technicians, pharmacists, front- and back-office professionals and consumers. On our HealtheIntent platform, we offer solutions that aggregate, transform and reconcile data across the continuum of care, enabling key stakeholders to manage the health of populations, improve outcomes, enhance clinical research and lower costs. Cerner also has an EHR agnostic platform, CareAware®, that facilitates connectivity of healthcare devices to EHRs and helps improve hospital operations, allowing for more efficient and effective care.

On February 2, 2015, Cerner acquired the Health Services business from Siemens AG, which offered a portfolio of enterprise-level clinical and financial healthcare information technology solutions, as well as departmental and care coordination solutions globally. Refer to Notes (8) and (9) of the notes to consolidated financial statements ("Notes") for information on our acquisitions and dispositions.

We offer a broad range of tech-enabled services, including implementation and training, remote hosting, application management services, revenue cycle services, support and maintenance, healthcare data analysis, real-world evidence, clinical process optimization, transaction processing, employer health centers, and data-driven services that help life sciences companies with the discovery, development and deployment of therapies.

In addition to software and services, we offer a wide range of complementary hardware and devices, primarily as a reseller for third parties.

Table of Content
The following table presents consolidated revenues by our business models and by segment, as a percentage of total revenues:

	For the Years Ended
	2021	2020	2019

Revenues by Business Models
Licensed software	12%	12%	12%
Technology resale	3%	3%	4%
Subscriptions	7%	7%	6%
Professional services	37%	35%	35%
Managed services	22%	23%	21%
Support and maintenance	18%	19%	20%
Reimbursed travel	1%	1%	2%
	100%	100%	100%

Revenues by Segment
Domestic	88%	89%	89%
International	12%	11%	11%
	100%	100%	100%

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
•Technology resale - We bundle licensed software with other companies' IP in the form of sublicenses to create complete technology solutions for our clients. We also resell bundled computer equipment (hardware) from technology companies to create a completely functional system. Additionally, we resell medical devices for medical device companies.

•Subscriptions - Another method by which we provide IP is on a time-based subscription model that has a periodic usage charge. This is the primary way we package and provide medical knowledge, which changes frequently based on research and can be updated independently from the software in which it is embedded. Also included in this category of revenue is our Electronic Data Interchange ("EDI") transaction revenue. EDI is the electronic transfer of data between healthcare providers and payers.

•Professional services - We provide a wide range of professional services to assist our clients in the implementation of our information systems in their organizations. These services are in the form of project management, technical and application expertise, clinical process optimization, regulatory consulting and education and training of our clients' workforce to assist in the design and implementation of our systems. This business model also includes certain outsourcing services utilized by healthcare organizations as well as services provided to the life sciences industry through our Cerner EnvizaSM offerings.

•Managed services - Our managed services business model includes revenues from remote hosting, operational management services, and disaster recovery. Remote hosting is the largest of these offerings, and it involves Cerner buying the necessary equipment, installing it in one of our data centers, and operating the entire system on the client's behalf.

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

Table of Content
access to the latest releases of our IP. We also provide support for sublicensed software and maintenance for third party hardware.

•Reimbursed travel - Includes reimbursable out-of-pocket expenses (primarily travel) incurred in connection with our client service activities.

Healthcare and Healthcare IT Industry

There are several major forces shaping healthcare worldwide.

•Rising Healthcare Costs - Healthcare costs continue to grow faster than the economy, with total healthcare expenditures increasing 4.5% to $3.8 trillion in 2019 and 9.7% to $4.1 trillion in 2020, representing 19.7% of the U.S. Gross Domestic Product ("GDP"). Health expenditures are expected to grow over 5% annually through 2028, which would bring them to approximately 20% of GDP. Similar growth trends exist in most major non-U.S. markets as well.

We believe the trajectory of healthcare expenditure growth is unsustainable, and we believe information technology can play an important role in addressing the key drivers of this growth by driving efficiencies, reducing waste, and improving management of chronic conditions and helping prevent them in the first place. In summary, IT can play a key role in facilitating a shift from a high-cost healthcare system that incents volume to a proactive system that incents health, quality and efficiency.

•Evolving Reimbursement - With the full enactment of The Patient Protection and Affordable Care Act ("ACA"), Medicaid expansion, and the aging population driving Medicare growth, the government is playing an increasingly material role in U.S. healthcare economics. The implications for providers include increased regulatory requirements for payment at less favorable terms than commercial payers. This reality has exacerbated an already tough margin profile and is expected to be the new normal for the years to come. Provider organizations are also dealing with an ongoing shift to value-based reimbursement models that reward clinicians for value over volume. These changes, over time, could materially change provider economics, but also represent an opportunity for the industry to move to where providers are more incented to keep people healthy than based on the volume of visits and procedures.

•Aging Population - As Baby Boomers continue to reach retirement age, they are putting stress on our healthcare system. The first Boomer turned 65 in 2011, and the last will turn 65 in 2029. Their healthcare needs—and Medicare costs—are increasing at the same time their contributions to Medicare decline, placing additional pressure on the healthcare industry to rein in costs while also improving quality and ability to manage chronic conditions.

•Consumer Expectations - Increased out-of-pocket expense and technology utilization outside healthcare have contributed to rising consumer expectations on cost, convenience and service. This growing consumerism has increased the political focus on rising drug prices, surprise medical bills, and escalating premiums, highlighting the importance of having comprehensive strategies for engaging consumers.

•Cognitive Computing - Today, healthcare is principally digitized across the core clinical, operational and financial settings. However, while workflows have been digitized, business processes remain largely unautomated and the industry has yet to realize the benefits of digitization achieved in other industries. Cognitive computing represents a meaningful opportunity to leverage the digitization that now exists in healthcare to improve efficiency and quality, and we believe Cerner is well positioned to play a key role in helping the healthcare industry achieve this potential.

•Coronavirus ("COVID-19") Pandemic - The healthcare and life sciences industries are at the forefront of the pandemic with heroic efforts by healthcare providers on the frontlines and advances in technology and science enabling vaccines to get to market in an unprecedented timeframe. Longer term, we believe the pandemic could lead to an acceleration of macro trends already playing out. Examples of this include the likelihood the pandemic accelerates the role of the Federal government as the top regulator and payor for healthcare; ongoing health system consolidation; and increased consumer expectations, particularly around the convenience of telehealth.

Table of Content
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

Cerner Vision and Growth Strategy

Throughout our history, Cerner has focused on creating innovation at the intersection of healthcare and information technology. Our vision has long been to create a Health Network Architecture ("HNA") for providers of care in every community. HNA has four core pillars: automate the care process; connect the person; structure, store and study the data; and then 'close the loop' by pushing analytic insights back into the care process. The base digitization that now exists in healthcare is foundational to achieving this vision, and we continue to believe it can be achieved in the decade to come.

Our framework for growth as we work towards achieving our long-term vision includes three core areas.

First, we are focused on delivering in our core market, including executing effectively on our large U.S. federal contracts, continuing to enhance key solution areas, such as revenue cycle, that are important to existing clients and represent revenue growth opportunities, and aligning with our provider clients to help them increase revenue in key service lines, tackle margin compression and optimize their reimbursement dollars. In addition, we are investing in our core products and platforms with a focus on delivering software as a service that we expect to improve clinician experience and patient outcomes, lower total cost of ownership, enable clients to accelerate adoption of new functionality, and better leverage third-party innovations. These efforts can differentiate Cerner and position our installed client base to better manage the forces of change playing out in healthcare.

Second, we are continuing work towards advancing the HNA vision that has driven Cerner almost since its inception. We believe that through the creation of a cohesive architecture for healthcare, the walls between care centers will become transparent as information travels seamlessly among care settings. Data collected at one setting will be available to others across the country, ensuring every individual in every part of the care process is connected to the right knowledge, resources and persons at the appropriate time and place. We believe the coming decade is the window when the confluence of technology, data liquidity and business model shifts can make this vision a reality. Health systems are increasingly building network strategies within specific regions to enhance contracting power, increase patient stickiness and move closer to the premium dollar. Cerner has an opportunity to become a strategic partner and assist with network design, provide services in areas such as cybersecurity and operational reporting, and improve performance under value-based contracting.

Third, Cerner has an opportunity to harness data to drive growth in new areas, including using real-world evidence to improve clinical research. Cerner has natural points of differentiation, including our trusted relationships with healthcare providers and access to data given our technology is in place in approximately a quarter of U.S. healthcare facilities, and our proven ability to aggregate and normalize multiple sources of data through our HealtheIntent platform, which contains data from more than 300 million longitudinal records.

To focus on this opportunity, we launched Cerner Enviza in 2021. Cerner Enviza combines the expertise of Cerner and Kantar Health, which we acquired in April 2021. Kantar Health's leading data, analytics, real-world evidence and commercial research consultancy, combined with Cerner's real-world data, positions Cerner Enviza to help accelerate discovery, development and deployment of therapies and advance clinical research and the life sciences industry to improve everyday health.

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

Table of Content
Oracle Merger Agreement

On December 20, 2021, we entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the "Merger Agreement") with Cedar Acquisition Corporation ("Merger Subsidiary"), which is a wholly owned subsidiary of OC Acquisition LLC ("Parent"), Parent, which is a wholly owned subsidiary of Oracle Corporation ("Oracle"), and (solely with respect to performance of its obligations set forth in certain specified sections thereof) Oracle. Pursuant to the Merger Agreement, on January 19, 2022, Oracle commenced a cash tender offer (the "Offer") to acquire all of the issued and outstanding shares of our common stock for a purchase price of $95.00 per share, net to the holders thereof in cash, without interest and subject to any required tax withholding. Following the completion of the Offer, Merger Subsidiary will merge with and into Cerner (the "Merger"), with Cerner continuing as the surviving corporation and as a wholly owned indirect subsidiary of Oracle, at which time the shares of our common stock would cease to be publicly held. Completion of the Merger is subject to certain conditions, including but not limited to, a) shareholders holding a majority of the outstanding shares of our common stock tendering their shares in the Offer, and b) receipt of certain regulatory approvals, including the expiration or termination of the waiting periods or the obtaining of the required affirmative approvals applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust and foreign direct investment laws. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. Additional information about the Offer and Merger and the Merger Agreement is set forth in our filings with the SEC.

Contracting with the Government

As we grow our federal business, revenue attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government is becoming a bigger contributor to our overall revenue. Within the U.S. government, our revenues are diversified across various agencies, including the Department of Defense and the U.S. Department of Veterans Affairs. During 2021 and 2020, approximately 20% and 18%, respectively, of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies. Contracting with the U.S. government subjects us to substantial regulation and unique risks, including the U.S. government's ability to cancel any contract at any time through a termination for the convenience of the U.S. government. Government cancellation terms typically permit the recovery of all or a portion of our incurred costs and fees for work performed prior to termination when the U.S. government issues a termination for convenience. These regulations and risks are described in more detail below under "Risk Factors" in this annual report on Form 10-K.

Software Development

We commit significant resources to developing new health information system solutions and services. As of the end of 2021, approximately 6,150 associates were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were $829 million, $797 million and $784 million during 2021, 2020 and 2019, respectively. These figures include both capitalized and non-capitalized portions and exclude amounts amortized for financial reporting purposes.

As discussed above, continued investment in research and development ("R&D") remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Intellectual Property

We have a broad portfolio of intellectual property rights to protect the proprietary interests in our solutions, services, devices and brands. Our solutions constitute works of authorship protected by copyrights in the United States and globally. We own valuable trade secrets embodied in, or related to, our solutions, services and devices and protect these rights through a number of technical and legal measures. We have registered or applied to register certain trademarks and service marks in a number of countries with particular emphasis on the Cerner branding elements. We continue to develop our patent portfolio and own more than 650 issued patents with hundreds of patent applications pending. We do not consider any of our businesses to be dependent upon any one patent, copyright, trademark, or trade secret, or any family or families of the same.

Table of Content

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

Sales and Marketing

The markets for Cerner HCIT solutions, healthcare devices and services include integrated delivery networks, physician groups and networks, managed care organizations, hospitals, medical centers, free-standing reference laboratories, home health agencies, blood banks, imaging centers, pharmacies, pharmaceutical manufacturers, employers, governments and public health organizations. The majority of our sales are clinical and revenue cycle solutions and services to hospitals and health systems, but our solutions and services are highly scalable and sold to organizations ranging from physician practices, to community hospitals, to complex integrated delivery networks, to local, regional and national government agencies. Sales to large health systems typically take approximately nine to 18 months, while the sales cycle is often shorter when selling to smaller hospitals and physician practices.

Our executive marketing management is located at our world headquarters in North Kansas City, Missouri, while our client representatives are deployed across the United States and globally. In addition to the United States, through our subsidiaries, we have sales associates and/or offices giving us a presence primarily in Europe, the Middle East, Australia, Canada, and India.

We support our sales force with technical personnel who perform demonstrations of Cerner solutions and services and assist clients in determining the proper hardware and software configurations. Our primary direct marketing strategy is to generate sales contacts from our existing client base and, in years when COVID-19 was not a concern, through presentations at industry seminars and tradeshows. We market our ambulatory solutions, offered on a subscription basis, directly to the physician practice market using lead generation activities and through existing acute care clients that are looking to extend Cerner solutions to affiliated physicians. Normally, we attend a number of major tradeshows each year and sponsor executive user conferences, which feature industry experts who address the HCIT needs of large healthcare organizations.

Backlog

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.26 billion as of December 31, 2021, of which we expect to recognize approximately 31% as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize $1.22 billion of revenue over the next 12

Table of Content
months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Competition

The market for HCIT solutions, devices and services is intensely competitive, rapidly evolving and subject to rapid technological change. The principle markets in which we compete include, without limitation, healthcare software solutions, HCIT services, ambulatory, healthcare device and technology resale, healthcare revenue cycle and transaction services, value-based care technologies, analytics systems, care management solutions, population health management, and post-acute care. Our principal existing competitors, including their affiliates, in these markets include, but are not limited to:

Allscripts Healthcare Solutions, Inc.	Epic Systems Corporation
Arcadia Solutions, LLC	Health Catalyst, Inc.
athenahealth, Inc.	InterSystems Corporation
Capsule Technologies, Inc.	Innovaccer, Inc.
Computer Programs and Systems, Inc.	Medical Information Technology, Inc. (MEDITECH)
eClinicalWorks, LLC	Optum, Inc.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies, healthcare insurance companies, accountable care organizations and others specializing in the healthcare industry may offer competitive software solutions, devices or services. The pace of change in the HCIT market is rapid and there are frequent new software solutions, devices or services introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in our markets include the breadth and quality of solution and service offerings, the stability of the solution provider, the features and capabilities of the information systems and devices, the ongoing support for the systems and devices and the potential for enhancements and future compatible software solutions and devices. We believe that we compete favorably with our competitors on the basis of these factors and that we are the leader- or among the leaders- in each of our main offerings. Our brand recognition and reputation for innovative technology and service delivery, combined with our breadth of solution and services offerings, global distribution channels and client relationships position us as a strong competitor going forward.

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

At Cerner, we're collectively working to create a culture and a community where our employees, who we refer to as our associates, feel their voice is heard in our ongoing efforts to make a difference in the future of healthcare. Our efforts have earned Cerner recognition over the years as one of Forbes' Best Employers, Best Employers for Diversity, Best Employers for LGBTQ Equality and a perfect score on the Human Right Campaign Equality Index.

The Company employed approximately 25,150 associates worldwide as of December 31, 2021. Of that total population, approximately 70% of our associates were employed in the United States and the remaining associates were employed outside the United States. Approximately 39% of our associates work in professional services (implementation, training, consulting and other services), 24% of our associates work in development (coding and engineering), 10% of our associates work in managed services (hosting), and the remaining associates work in other areas with no such area making up 10% or more of our associate base.

Our human capital management operating model focuses on the following strategic areas:

Talent Acquisition: We continue to actively hire talent and are primarily focused on recruiting talent in support of our strategic growth initiatives. We strive for the attraction, retention and development of skilled, engaged teams of diverse associates.

Table of Content
Learning and Leadership Development: Associate training is also an important component of our human capital management. We have programs designed specifically to support early career talent, as well as management development. The Company continues to explore solutions that provide training material and support to all levels in the organization.

Total Rewards: We believe Cerner offers a competitive portfolio of rewards offerings to our associates around the globe to attract, engage and retain our talented associates. We have a global job architecture which underpins our pay structure that includes a combination of base pay, cash incentives and equity awards. Compensation awards are based on performance, and determined by the results associates achieve, as well as how they achieve those results in a manner consistent with our associate behaviors.

Consistent with our strong commitment to associate well-being, our global rewards portfolio includes a full suite of healthcare and retirement benefits in addition to other well-being programs, many of which are also offered virtually, including: fitness classes, wellness coaching, mental health support, bariatric care, financial planning resources, musculoskeletal health coaching, as well as on-site child care, fitness centers, health clinics and pharmacies.

Associate Experience and Engagement: We strive to create an environment in which associates are fully engaged, feel safe, have a sense of belonging and are empowered to make a difference. We focus on an inclusive culture to retain talent. These ongoing efforts are shaped by the action planning from our annual employee engagement census survey.

Talent Management: Cerner has an ongoing approach to performance and career management that is grounded in behaviors embedded in every day experiences that encourage the continual development of associates. Associates work with their managers to align goals and ask for feedback to enable achievement of outcomes that we believe matter most to Cerner clients.

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

Diversity, Equity and Inclusion ("DE&I"): This area focuses on education, embedding DE&I into our talent processes and programs, associate community building, market outreach, fostering a culture of inclusion and developing enterprise diversity strategies. We have an enterprise-wide DE&I strategy to achieve holistic transformation in collaboration with executives, leaders and associates. We focus on inclusive solutions and supporting diversity within all stakeholder groups.

Global Community and Philanthropy: This area focuses on philanthropy, associate volunteerism, community relations, corporate social responsibility and sustainability.

Table of Content
Information about our Executive Officers

The following table sets forth the names, ages, positions and certain other information regarding the Company's executive officers as of February 10, 2022. Officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Positions

David T. Feinberg	59	President and Chief Executive Officer

Mark J. Erceg	52	Executive Vice President and Chief Financial Officer

Nasim Afsarmanesh	44	Executive Vice President and Chief Health Officer

Travis S. Dalton	51	Executive Vice President, Chief Client & Services Officer and President, Cerner Government Services

Daniel P. Devers	49	Executive Vice President, Chief Legal Officer and Secretary

Jerome Labat	56	Executive Vice President and Chief Technology Officer

Tracy L. Platt	48	Executive Vice President and Chief Human Resources Officer

David T. Feinberg, M.D., joined the Company in October 2021 as President and Chief Executive Officer and as a member of the Board of Directors. Dr. Feinberg joined Cerner after serving since 2019 as Vice President of Google Health, where he led Google's worldwide health efforts, bringing together groups from across Google and Alphabet that used artificial intelligence, product expertise and hardware to take on big healthcare challenges. In this role, he was responsible for organizing and innovating Google's various healthcare initiatives. Prior to joining Google, from 2015 to 2019, Dr. Feinberg served as the President and Chief Executive Officer of Geisinger Health System, a physician-led health system. At Geisinger, Dr. Feinberg led an operational turnaround and pushed the use of new platforms and tools including an IT system called a Unified Data Architecture, which allowed the company to integrate big data into their existing data analytics and management systems. Prior to Geisinger, Dr. Feinberg worked at UCLA for more than 20 years and served in a number of leadership roles, including President, CEO and Associate Vice Chancellor of UCLA Health Sciences, Vice Chancellor and CEO for the UCLA Hospital System, and CEO of UCLA's Ronald Reagan Medical Center. Dr. Feinberg serves as a member of the board of directors of Emmett Douglas, Inc. (NYSE: DEI).

Mark J. Erceg joined the Company in February 2021 as Executive Vice President and Chief Financial Officer. Mr. Erceg joined Cerner after serving as Chief Financial Officer of Tiffany & Co. ("Tiffany"), from October 2016 to January 2021. In that position, Mr. Erceg served as the principal financial officer for Tiffany. Prior to joining Tiffany, Mr. Erceg held the role of Executive Vice President and Chief Financial Officer for Canadian Pacific Railway Limited, a transcontinental railway, from 2015 to 2016, and Masonite International Corporation, a global manufacturer of commercial and residential doors, from 2010 to 2015. Previously, Mr. Erceg held finance, market strategy, general management and global investor relations positions at The Procter & Gamble Company during his tenure there from 1992 to 2010.

Nasim Afsarmanesh, M.D., M.B.A., joined the Company in January 2022 as Executive Vice President and Chief Health Officer. Prior to joining the Company, Dr. Afsar served as the Chief Operating Officer of UCI Health, Orange County, California's only academic health system, since October 2020, and as Executive for Population Health Management since March 2018. In these roles, she had oversight for more than 3,000 employees and oversaw inpatient and ambulatory operations, including ambulatory care, inpatient progression efforts, clinical support services, ancillary service, public safety, building and construction, and emergency management, and finance; was a key driver for advancing the future of healthcare through implementation of digital solutions; was a vital partner for institutional strategic growth and development; and established organizational population health strategy and operations. Dr. Afsar also served as Chief Operating Officer for Ambulatory Care at UCI Health from March 2018 until October 2020, where she managed a team of over 1,000 people and 80 cost centers, led organization and ambulatory strategy and ambulatory operations and finance, and established strategic direction for health plans, independent physician associates, Medicare and Medi-Cali; and as head of Health System Contracting from May 2018 to October 2020, where she also directed the health system's contracting. Prior to joining UCI Health, Dr. Afsar served as Chief Quality Officer for the Department of Medicine at UCLA Health, leading a large-scale population health initiative, from July 2014 until February 2018. In this role, Dr. Afsar developed and executed strategies for population health and value-based care in the Department of Medicine. Prior to that, Dr. Afsar also served as the Associate Chief Medical Officer at UCLA Health and Executive Director of Quality and Safety at UCLA Health Department of Neurosurgery.

Table of Content

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

Daniel P. Devers was appointed as Executive Vice President, Chief Legal Officer and Secretary in January 2021 and prior to that had served as Senior Vice President and Chief Intellectual Property Officer since May 2013. As Cerner's Chief Legal Officer, Mr. Devers is responsible for overseeing Cerner's worldwide legal affairs including litigation, intellectual property and corporate matters. Prior to serving as Chief Legal Officer, Mr. Devers served as Senior Vice President – Cloud Strategy from February 2020 to January 2021, Senior Vice President and General Counsel from April 2018 to February 2020, Senior Corporate Counsel – Intellectual Property from 2003 to 2007 and Corporate Counsel – Intellectual Property from February 2002 to December 2003. He has been a member of the Cerner Executive Committee since March 2020. Mr. Devers was an equity partner at Shook, Hardy & Bacon LLP prior to joining Cerner. He taught patent law at the University of Missouri and served a three-year gubernatorial appointment to the Missouri Technology Corporation's Board of Directors.

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

Tracy L. Platt joined the Company in July 2019 as Executive Vice President and Chief Human Resources Officer. Prior to joining the Company, Ms. Platt spent nearly 10 years in executive HR roles at Medtronic Plc, a global healthcare company that develops and distributes medical devices. More specifically, Ms. Platt was Vice President, Human Resources, Medtronic from September 2009 to July 2019. Ms. Platt brings healthcare experience from Medtronic and other key organizations, including Cardinal Health and GE Healthcare. Her most recent role at Medtronic included HR leadership for its global operations organization and driving an operating model transformation throughout the enterprise.

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

Table of Content
Item 1A. Risk Factors.

Risks Related to the Acquisition of Cerner by Oracle

The announcement and pendency of the Merger may result in disruptions to our business. On December 20, 2021, we entered into the Merger Agreement with an affiliate of Oracle, pursuant to which we will be acquired by Oracle. The Merger Agreement generally requires us to operate our business in the ordinary course pending completion of the Merger and restricts us, without Oracle's consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows. Further, in connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger and may depart prior to the completion of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain employees to the same extent that we have been able to in the past. The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger may place a significant burden on management and internal resources. It may also divert management's time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. This could materially adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated. Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could materially adversely affect our business, results of operations, financial condition, and the market price of our common stock. There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, the approval or clearance of the Merger under the antitrust and foreign investment laws of certain specified countries. There can be no assurance that all required approvals will be obtained, that the conditions to the completion of the Merger will otherwise be satisfied (or waived, if applicable) or that the Merger Agreement will not be terminated, and, even if all required approvals are obtained and conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Certain conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if required regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, clients, suppliers, and associates. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $950 million. Additional information about the Offer and Merger and the Merger Agreement is set forth in our filings with the SEC.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results and financial condition. We may incur additional costs in connection with current or any future stockholder litigation in connection with the Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including attorneys' fees and costs associated with the indemnification obligations to our directors.

Table of Content
COVID-19 Risks

The COVID-19 pandemic has affected how we and our customers are operating our respective businesses, and the duration and extent to which this will impact our future results of operations remains uncertain. Continuing efforts to control the spread of the COVID-19 pandemic or the resurgence thereof have significantly curtailed the movement of people, goods and services worldwide, including in most or all of the regions in which we sell our software, healthcare devices, technology-enabled services or other services (collectively referred to as "Products and Services") and conduct our business operations. The COVID-19 pandemic has caused us to modify certain of our business practices, including prolonging the requirement that most of our associates work remotely; restricting associate travel; mandating vaccines for our associates; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences, and we may take further actions as required by government authorities, our clients or as determined to be in the best interests of our associates, clients and business partners. These measures and our clients' focus on the pandemic have also resulted in delays in marketing, selling and implementing our Products and Services. There is no certainty that these measures will be sufficient to mitigate the risks posed by the virus and our ability to perform critical functions could be harmed. Further, there can be no assurances that our mitigation measures, such as mandating vaccines for our U.S.-based associates, will not have a negative impact on our business. The magnitude and duration of the disruption and potential ongoing impact on business activity is uncertain. In particular, we have experienced and may continue to experience a negative financial impact due to a number of factors, including without limitation:

•Cerner's efforts and investments in assisting its clients in their response to the pandemic;
•Reduced new business bookings as our clients focus on helping their patients during the crisis, rather than making new or expanded purchasing decisions, and longer-term declines in bookings for new Products and Services to the extent that the pandemic will continue to contribute to sustained global or U.S. economic downturns;
•Delays in implementing our Products and Services, including delays in the pace of completion of existing projects, while client resources are reallocated or dedicated to fighting the COVID-19 pandemic or the resurgence thereof, and supply chain interruptions;
•Financial pressures being put on our clients, which may in turn result in a delay in collections or non-payment from our clients; and
•Financial pressures being put on our strategic investments for which we hold an equity interest increases the risk of asset impairment.

Although we experienced some ongoing challenges in connection with the COVID-19 pandemic during 2021, at this time, we have not experienced a negative impact on our liquidity, access to capital or overall operations. While we generally expect continued impact from COVID-19 in 2022, we are unable to predict the ultimate impact of the COVID-19 pandemic, including the nature and timing of when full demand recovery may occur. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global and U.S. economic impact and any recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic or our measures taken in response thereto adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described below.

Cybersecurity and Information Technology Risks

We may experience interruptions at our data centers or client support facilities, which could interrupt clients' access to their data, exposing us to significant costs and reputational harm. We perform data center and hosting services for certain clients, including the collection and storage of critical patient and administrative data and the provision of support services. We rely on the secure electronic transmission, processing and storage of sensitive information, including protected health information; personally identifiable information; financial information; and other sensitive information relating to our clients and their patients, our company and our third-party suppliers. We also use public cloud providers and other third parties in connection with hosting our own data. A catastrophic failure of our backup generators during a prolonged public utility power outage; an impairment of telecommunications lines; a successful concerted denial of service attack; a significant system, network or data breach; damage, injury or impairment to the buildings, equipment, personnel operating such facilities or the client data contained therein; or errors by the personnel operating such facilities could cause a disruption in operations and negatively impact our clients. System redundancy, disaster recovery and other continuity measures may be inadequate. Any interruption, damage or breach of our systems or with those of third parties on which we rely, such as our cloud service providers, could damage our reputation, cause us to lose existing clients, hurt

Table of Content
our ability to obtain new clients, result in significant revenue loss, create potential liabilities, increase our operating costs and have a material adverse impact on our results of operations.

A security breach could subject us to increased expenses, legal exposure and regulatory actions, and clients and prospective clients could be deterred from using our Products and Services. Our Products and Services require us to store, retrieve, process and manage our clients' information and data (and that of their patients), as well as our own data. Persons with authorized access, both associates and third parties, may use such access to harm the Company. Persons outside of our organization may attempt to identify and exploit Product and Service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our software, hardware and cloud offerings, networks and systems, or those of our clients and suppliers, any of which could lead to disruptions in mission-critical systems or the unauthorized release or corruption of protected health information, personally identifiable information, financial information or other sensitive information, or the confidential information or data of Cerner, our clients or their patients, or our suppliers. We may be targeted by computer hackers because we are a prominent healthcare IT company and have high profile clients, including government clients. Additionally, our clients and their employees may be targeted by hackers who compromise their credentials and lead to unauthorized access to their systems hosted in our data centers or third-party cloud service providers. These risks may increase as we continue to grow our cloud offerings, collect, store and process increasingly large amounts of our clients' confidential data, including protected health information and sensitive personal data, and host or manage parts of our clients' businesses in cloud-based/multi-tenant IT environments. We also use third party public cloud providers in connection with certain client facing cloud-based offerings and to host our own data. There can be no assurance that our policies, procedures, and controls or those of third parties on which we rely will detect or prevent all of these threats and we cannot predict the full impact of any such past or future incident.

The costs we would incur to address and remediate these security incidents would increase our expenses. Our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services or other critical functions. If a cyber-attack or other security incident were to allow unauthorized access to or modification of data or our IT systems, or if our Products or Services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This in turn could lead to fewer clients using our Products and Services and result in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and, in some cases, contractual costs related to notification and fraud monitoring. There can be no assurance that our cyber risk insurance will adequately cover all our losses from any future security breaches or remain available on acceptable terms, if at all.

Operating and Product Risks

We may be subject to claims for system errors and warranties or incur substantial costs related to product and service-related liabilities. Many of our Products and Services are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as registration, scheduling and billing. Our Products and Services, or the third-party software products or services incorporated therein, may contain design, coding or other errors, especially when first introduced. Similarly, errors in the implementation and configuration can occur and have occurred in the past. These errors could affect the ability of our Products and Services to properly function, integrate or operate with other offerings, scale to meet the needs of our clients, create vulnerabilities and adversely affect market acceptance. If the timely delivery of medical care or other customer business requirements are impaired by data access, network or systems problems, we could be exposed to legal liability and reputational harm. Healthcare professionals delivering patient care tend to have heightened sensitivity to system and software errors and impairments of reliability and stability of systems. If our Products and Services are alleged to have contributed to faulty clinical decisions, injury to patients based on failure to provide reliable and stable uptime, or negative financial impact to clients, we might be subject to claims or litigation by users of our Products and Services or their patients. Errors or failures might damage our reputation and negatively affect future sales. Any such problems might have a materially adverse impact on our business operations and our financial position or results of operations.

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

Table of Content
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

We are subject to risks associated with our global operations. We market, sell and support our Products and Services globally. We periodically evaluate entering into new markets, whether organically or by acquisition, and adjusting our focus in certain existing markets. For example, in connection with the acquisition of the Kantar Health business, we acquired business in, among other countries, new markets such as China and Taiwan. Significant management attention and financial resources are required to address the risks noted below associated with new market entry into non-U.S. markets, including the noted markets above, and potential disruptions if we chose to adjust our focus in a given market. Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

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

Table of Content
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
•The United Kingdom's withdrawal of its membership from the European Union ("EU") (Brexit) and associated uncertainty and disruptions relating thereto;
•Natural disasters, war, terrorist acts or political unrest which may impact sales or threaten the safety of associates or our continued presence in these countries and the related potential impact on global stability;
•Our ability to form relationships with local partners, which help us to offer our Products and Services at scale, and our reliance on these partners whose reputation may not be regarded as highly outside the United States; and
•The increased risks, especially with respect to perceived corruption, cybersecurity threats and IP protection rights, in certain new markets such as China and Taiwan.

We operate in intensely competitive and dynamic industries, and our ability to successfully compete depends on our ability to anticipate or respond quickly to market changes and to bring competitive new Products and Services and features to market in a timely fashion. The IT industry and the market for our Products and Services are intensely competitive, dynamically evolving and subject to rapid technological advances and innovative enhancements, changing delivery and pricing models, evolving standards in computer hardware and software development and communications infrastructure, and changing and increasingly sophisticated client needs. We compete on the basis of a number of factors, including breadth and depth of services, including our open architecture and the level of product integration across care settings; integrated platform; regulatory compliance; reputation; reliability, accuracy and security; client service; total cost of ownership; innovation; and industry acceptance, expertise and experience. Development of new proprietary Products or Services is complex, entails significant time and expense, may not be successful and often involves a long return on investment cycle. We cannot guarantee that the market for our Products and Services will continue to grow or that we will be able to successfully introduce new Products or Services. We provide solutions to clients via various deployment models, including client-server-based solutions and cloud-based offerings.

In addition, we expect that major software information systems companies, highly capitalized consumer technology companies, large information technology consulting service providers and system integrators, start-up companies and others operating in the healthcare industry may offer competitive Products and Services. As we continue to develop new Products and Services to address areas such as analytics, machine learning ("ML"), artificial intelligence ("AI"), value-based care, consumer solutions, population health management and other health network solutions, we expect to face new competitors, and these competitors may have more experience in these markets, better brand recognition or more established relationships with prospective clients. Moreover, we expect that competition will continue to increase as a result of consolidation in both the IT and healthcare industries. We face strong competition and often face downward price pressure, which could adversely affect our results of operations or liquidity. If we do not adapt our pricing models to reflect changes in use of our Products and Services or changes in client demand, our revenues could decrease.

Our success also depends on our ability to maintain and expand our business with our existing clients and effectively transition existing clients to current Products and Services, as well as attracting additional clients. Certain clients originally purchased one or a limited number of our Products and Services. These clients may choose not to expand their use of or purchase new Products and Services. Failure to retain and generate additional business from our current clients could materially and adversely impact our business, financial condition and operating results. In addition, there are a limited number of hospitals and other healthcare providers in the U.S. market, and the healthcare industry has been subject to increasing consolidation, which can cause fewer new footprint opportunities or lead to the replacement of our Products and Services in existing clients if the acquiror (or the group being acquired) has a relationship with a different Health Information Technology (HIT) provider. If we are unable to adapt to the impact of industry consolidation, falling costs and technological advancements in a timely manner, our prospects and financial results could be negatively affected.

We may continue complementary strategic business acquisitions and strategic investments to expand our Products and Services offerings and grow our market and client base. Acquisitions and strategic investments have inherent risks which may have a material adverse effect on our business, results of operations, financial condition or prospects, including, but not limited to: 1) diversion of our management's attention; 2) investment in or entry into markets in which we have little or no direct prior experience; 3) failure to achieve projected synergies; 4) failure to commercialize "go forward" Products and Services; 5) failure to successfully integrate the business; 6) loss of clients, key personnel, suppliers and other important relationships; 7) incurrence of debt or assumption of known and unknown liabilities; 8) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 9)

Table of Content
dilutive issuances of equity securities; 10) accounting deficiencies relating to the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies; and 11) litigation related to acquisition activity. Further, when we make a strategic investment, we have to rely on third party management teams to drive the portfolio company's success and at times infuse additional capital or provide bridge loans to protect our investment. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to our acquisitions or investments, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or invested into a portfolio company.

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

Long sales cycles for our Products and Services could have a material adverse impact on our future results of operations. Some of our Products and Services have long sales cycles, ranging from several months to eighteen months or more beginning at initial contact with the client through execution of a contract. Implementing, replacing, or expanding an information system, or modifying, adding or outsourcing business processes, are major decisions for healthcare organizations. Many of the Products and Services we provide require a substantial capital investment and time commitments by the client or prospective client. Any decision by our clients or prospective clients to delay a purchasing decision could have a material adverse impact on our results of operations.

We depend on strategic relationships and third-party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly. To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships as necessary with leaders in the markets in which we operate. As we decide to partner rather than directly provide certain Products and Services, we will become more dependent on these strategic relationships to meet our clients' needs. We believe that these relationships contribute to our ability to further build our brand, extend the reach of our Products and Services, develop and deploy new products and services, and generate additional revenues and cash flows. The loss of a critical strategic relationship or failure to establish additional relationships, or the failure to realize anticipated synergies and benefits of these strategic relationships, including as a result of delays, shortages or increasing costs in our supply chain, could have a material adverse impact on our business, results of operations and financial condition.

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

Our success depends upon the recruitment and retention of key personnel. Members of our senior management team and other key personnel have departed the Company during the past few years for a variety of reasons, and we cannot guarantee that there will not be additional departures. To remain competitive, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including key personnel skilled in the

Table of Content
industries and technical environments in which our Products and Services are offered. As we modernize our core platforms, it is important that we retain and attract experienced technical talent with cloud expertise to lead this transformation. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel and to retain and motivate existing personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. The unexpected loss of key personnel, or the failure to successfully develop and execute effective succession planning to assure smooth transitions of those key associates and their knowledge, relationships and expertise, could disrupt our business and have a material adverse impact on our results of operations and financial condition, and could potentially inhibit development and delivery of our Products and Services and market share advances.

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

Regulatory Risks

The healthcare industry is subject to changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase our costs to deliver Products and Services that enable our clients to meet their compliance requirements. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our Products and Services. As the healthcare industry consolidates, our client base could be consolidated with fewer buyers, competition for clients could become more intense and the importance of maintaining and acquiring new client relationships becomes greater.

The last decade has been quite active legislatively with major statutes such as the Protecting Access to Medicare Act (PAMA) of 2014 establishing requirements for "Appropriate Use Criteria" in ordering high dollar diagnostic imaging services, the Medicare and CHIP Reauthorization Act of 2015 which reformed how physicians are paid under Medicare and which established the Merit-based Incentive Payment System (MIPS); the 21st Century Cures Act of 2016 (Cures Act), which laid the groundwork for a nationwide trusted health information exchange, established interoperability requirements for providers, payers and consumers, and set the framework for information blocking regulations; and most recently the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities (SUPPORT) Act of 2018 that includes significant policies for addressing the opioid crisis. These statutes are heavily laden with provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs.

Reform of payment policies for Medicare and Medicaid continues to evolve. The Patient Protection and Affordable Care Act became law in 2010; this comprehensive healthcare reform legislation introduced value-based principles into federal health insurance payments systems, sought to improve healthcare quality, and expanded access to affordable health insurance. MACRA built upon the value based policies introduced by the ACA. These legislative initiatives accelerated the adoption of "Alternative Payment Models" (APMs) as bundled payment models based on episodes of care or per capita payment for defined populations as alternatives to traditional fee for service payments to providers. New APMs continue to be developed under the authorities of the Centers for Medicare and Medicaid Innovations, and value-based efforts such as the Medicare Shared Savings Program Accountable Care Organization (MSSP ACO) program have seen various iterations. APMs have evolved to usually require two-sided risk (shared saving and shared losses) and use of Certified EHR Technology (CEHRT) as a precondition for program participation. However, even after failed attempts to repeal the ACA, continuing challenges in the courts create uncertainty for the continued implementation of the ACA. Given a fractious and polarized legislative environment at the federal level, the near-term prospects for healthcare related legislation face uncertainty. Because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health

Table of Content
programs, we cannot predict the full effect of healthcare legislation on our business at this time. The direction and pace of healthcare reform initiatives may adversely impact either our operational results or the way we operate our business. We expect expanded surveillance by federal agencies of certified HIT and its use by our clients. We also anticipate newly expanded regulations under the federal Self-Referral and Anti-Kickback Laws that will contain expanded safe harbors for value based care, and that may promote expanded donation of certified HIT and of cybersecurity technologies in support of trusted health information exchange to support coordinated patient care within value based APMs. In response to this uncertainty, purchasers of HIT may elect to update HIT already in use and postpone investment decisions in new or replacement HIT, including investments in our Products and Services. Future legislation and regulation together with future judicial decisions may ultimately impact the fiscal stability and sustainability of HIT purchasers. Differences in demand related to new regulatory requirements and near-term compliance deadlines that contribute to demand for our Products and Services could impact our financial results. There can be no certainty that any legislation that may be adopted or judicial decisions will be favorable to our business. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, results of operations and financial condition.

The healthcare industry is highly regulated, and thus, we are subject to several laws, regulations and industry initiatives, non-compliance with certain of which could materially adversely affect our operations or otherwise adversely affect our business, results of operations and financial condition. As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by several U.S. federal, state, local and foreign governmental entities. The impact of these regulations on us is both direct, to the extent that we are ourselves subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of HIT. Even though we may not be directly regulated by specific healthcare laws and regulations, our Products and Services must be capable of being used by our clients in a way that complies with those laws and regulations. There are a significant and wide-ranging number of regulations both within the United States and abroad, such as regulations in the areas of healthcare fraud, information sharing, e-prescribing, claims processing and transmission, healthcare devices, the security and privacy of patient data and interoperability standards, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Specific risks include, but are not limited to, the following:

Healthcare Fraud. U.S. federal and state governments continue to enhance regulation of and increase their scrutiny over practices involving healthcare fraud, waste and abuse perpetuated by healthcare providers and professionals whose services are reimbursed by Medicare, Medicaid and other government healthcare programs. Our healthcare provider clients, as well as our provision of Products and Services to government entities, subject our business to laws and regulations on fraud and abuse which, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal or state healthcare programs. U.S. federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. The effect of this government regulation on our clients is difficult to predict. Many of the regulations applicable to our clients and that may be applicable to us, including those relating to marketing incentives offered in connection with healthcare device sales and information blocking, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by prosecutorial, regulatory or judicial authorities in a manner that could broaden their applicability to us or require our clients to make changes in their operations or the way in which they deal with us. If we fail to comply with any applicable laws and regulations, we could be subject to civil and criminal penalties, sanctions or other liability, including exclusion from government health programs or from providing certain Products and Services to our clients who participate in such programs, which could have a material adverse effect on our business, results of operations and financial condition. Even an unsuccessful challenge by a regulatory or prosecutorial authority of our activities could result in adverse publicity, require a costly response from us and adversely affect our business, results of operations and financial condition.

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

Table of Content
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

Regulation of Healthcare Devices. The U.S. Food and Drug Administration ("FDA") has determined that certain of our Products and Services are covered medical devices that are actively regulated under the Federal Food, Drug and Cosmetic Act ("Act") and amendments to the Act. Other countries have similar regulations in place related to medical devices, that now or may in the future apply to certain of our Products and Services. The FDA has also expressed an intention to update its regulatory framework to address AI/ML-based Software as a Medical Device. If other of our Products and Services are deemed to be actively regulated medical devices by the FDA or similar regulatory agencies in countries where we do business, we could be subject to extensive requirements governing pre- and post-marketing activities including pre-market notification clearance. Complying with these medical device regulations globally is time consuming and expensive and could be subject to unanticipated and significant delays. Further, it is possible that these regulatory agencies may become more active in regulating software and devices that are used in healthcare. If we are unable to obtain the required regulatory approvals for any such Products and Services, our short- and long-term business plans for these Products and Services could be delayed or canceled. Our sites have been previously subject to FDA inspections, and we remain subject to periodic FDA inspections. We could be required to undertake additional actions to comply with the Act and any other applicable regulatory requirements. Our failure to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture, distribute and deliver our Products and Services.

Security and Privacy. U.S. federal, state and local laws and foreign legislation govern the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. U.S. regulations currently in place governing electronic health data transmissions continue to evolve and are often unclear and difficult to apply in light of the complexity of our client environments. Laws in non-U.S. jurisdictions are also evolving and often have stricter requirements related to the treatment of personal or patient information.

Data protection regulations impact how businesses, including both us and our clients, can collect and process the personal data of individuals. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our Products and Services and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, we incur development, resource, and capital costs in delivering, updating, and supporting Products and Services to enable our U.S. and non-U.S. clients to comply with these varying and evolving standards. U.S. federal, state, and non-U.S. governmental enforcement personnel have substantial powers and remedies, particularly in the EU, to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations or fail to deliver compliant Products and Services, we could be subject to civil penalties, sanctions and contract liability and could otherwise damage our reputation. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

In the U.S., HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include healthcare organizations such as our clients, and their business associates, many of our employer clinic business and our claims processing, transmission and submission services, are required to comply with HIPAA privacy standards, transaction regulations and security regulations. We and our U.S. clients are also subject to evolving state laws regarding the privacy and security of healthcare information and personal information generally.

In non-U.S. jurisdictions, we are subject to transnational, national and local data protection legislation, including, but not limited to, the EU General Data Protection Regulation ("GDPR"), UK GDPR, Canadian Personal Information Protection and Electronic Documents Act and Canadian Provincial legislation. In addition to EU and Canadian federal legislation, certain European member states and Canadian provinces have adopted more stringent data protection standards, particularly for health data. These regulations may impose restrictions on the processing of personal data (including health

Table of Content
data) that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

In non-U.S. jurisdictions, we also are subject to potential restrictions on cross-border transfers of personal data to the United States as well as other countries where Cerner has business operations. A recent EU court decision regarding the adequacy of U.S. law to protect EU personal data created additional uncertainty regarding the lawfulness of transfers of EU personal data to the United States and India. Cerner has addressed these requirements through the execution of Standard Contractual Clause Agreements and by designing our support services to minimize, to the extent feasible, transfers of our EU client's patient data to the United States. However, the adoption of data privacy laws and court decisions that restrict cross border transfers or otherwise require data localization could have a material impact on our business. Furthermore, the perception by non-U.S. clients that we cannot provide adequate assurance for transfers of personal information may limit the use and adoption of our Products and Services and could have a material adverse impact on our business, results of operations and financial condition.

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

Federal Requirements for Use of Interoperable and Certified Health Information Technology. Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology and interoperability standards. These requirements are expansions of the statutory ARRA HITECH program that began providing incentive payments in 2011 to hospitals and eligible providers for the "meaningful use of certified electronic health record technology ("CEHRT")." Although those incentive programs have expired, CEHRT continues to be a requirement of participation in federal healthcare programs in order to receive reimbursement for health items and services provided by our clients to Medicare and Medicaid beneficiaries. In the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on the adoption of CEHRT. The Cures Act has tied CEHRT to its policy goals of reducing barriers to the exchange of health information, encouraging nationwide interoperability, consumer access to health information and improving health information availability between consumers and their care teams. The regulations establishing the certification and interoperability standards for CEHRT will continue to be updated to support these policy goals with greater emphasis on interoperability, consumer engagement, patient safety and health information privacy and security.

Along with recent CMS actions taken for Medicare and Medicaid, these regulations will also mandate adoption of updated and expanded certified capabilities of CEHRT that our clients must adopt to remain able to participate in the federal programs mentioned earlier. In addition, the ONC has increased its surveillance activities concerning vendor compliance relative to CEHRT.

Cerner will be completing software development updates to its certified products and taking them through ONC's certification process in 2022 to meet the new certification requirements that will become mandatory for certain Federal programs under the Cures Act and various CMS regulations. Given recent CMS regulations, these updates must become certified and adopted by our clients by January 1, 2023. However, these standards and specifications are subject to interpretation by the entities designated to certify our electronic healthcare technology as CEHRT compliant. Additionally, the Cures Act requires us to comply with conditions of certification such that if our business practices or our Products and Services are not compliant with these evolving regulatory requirements, our market position and sales could be impaired, we may have to invest significantly in changes to our Products and Services, and our reputation could be damaged. Further, we bear potential financial risks where we are alleged to have not appropriately complied with these regulations. We also bear financial risk where we have entered into agreements with clients to warrant our ability to provide certified Products and Services. While a client's ability to meet future federal health program related attestation requirements may be dependent on the client's ability to adopt, rollout and attain sufficient use of our certified Products and Services on a timely basis, we may face risks that come from issues in full adoption of our certified Products and Services, which in turn could lead to a client missing its attestation targets. These risks are enhanced when we are under agreements to provide application management services to our clients that place responsibilities on us for application configuration and implementation as a prerequisite to attainment of quality measures ordinarily borne by the client.

Table of Content
The ONC has finalized additional regulations under the Cures Act to enforce the Act's policy directives relating to data sharing and interoperability. The ONC is charged under the Cures Act with developing a Trusted Exchange Framework that establishes governance requirements for trusted health information exchange in the United States. In addition, the ONC certification criteria updated under the Cures Act require that Cerner enable its clients to capture, store and exchange the types of health information defined within the ONC developed U.S. Common Data Set for Interoperability (USCDI) which represents the essential health information data for the U.S. healthcare system. The USCDI is designed to be maintained on an iterative basis to account for new requirements and priorities for health information that may emerge such through the COVID-19 pandemic. ONC continues to modify and refine these standards. We may incur increased software development and administrative expense and delays in delivering Products and Services if we need to update our Products and Services to conform to these varying and evolving requirements and standards. In addition, delays in interpreting these standards may result in postponement or cancellation of our clients' decisions to purchase our Products and Services. If our Products and Services are not compliant with these evolving standards, our market position and sales could be impaired, we may have to invest significantly in changes to our Products and Services, we may be subject to contractual liability and our reputation could be damaged. If our Products and Services are not consistent with those requirements, we could be forced to incur substantial additional development costs to conform.

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

Table of Content

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients and could have a material adverse effect on our business, results of operations and financial condition.

Capital and Credit Risks

Volatility and disruption resulting from global economic or market conditions could negatively affect our business, results of operations and financial condition. Our business, results of operations, financial condition and outlook may be impacted by the health of the global economy. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, particularly in light of the ongoing COVID-19 pandemic or the resurgence thereof, our business, results of operations and financial condition could be materially and adversely affected.

There are risks associated with our outstanding and future indebtedness. As of December 31, 2021, we had $1.84 billion of total outstanding indebtedness, and we may incur additional indebtedness in the future. We have customary restrictive covenants in our current debt agreements, which may limit our flexibility to operate our business. These covenants include limitations on priority debt, liens, mergers, asset dispositions, and transactions with affiliates, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Our Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement") bears interest at variable interest rates, primarily based on the London Interbank Offered Rate ("LIBOR"). LIBOR is currently in the process of being phased out. The Credit Agreement includes provisions intended to provide for the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") or another widely-accepted alternative benchmark rate upon the cessation of LIBOR or the occurrence of other triggering events, with corresponding adjustments to the applicable interest rate margins. However, uncertainty as to the timing and nature of such modifications could cause the interest rate calculated for the Credit Agreement to be materially different than expected, and there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition. With respect to our Credit Agreement and the related interest rate swap, if the swap and the Credit Agreement replacement rates are not identical, our hedge could be less effective. Our failure to manage these risks effectively could adversely affect our financial condition and results of operations.
We cannot guarantee that our capital allocation strategy, which may include share repurchases and dividend payments, will be fully implemented or that it will enhance long-term shareholder value. As of December 31, 2021, $3.18 billion remains available for repurchase under our stock repurchase program, which expires on December 31, 2023. We are not obligated to repurchase a specified number or dollar value of shares and do not plan to repurchase shares in the near term. Additionally, while we expect to pay a cash dividend on a quarterly basis, future declarations of such dividends are subject to approval by the Board of Directors. Either or both of our repurchase or dividend programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term shareholder value.

Tax, Finance and Accounting Related Risks

We are subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition. We are a global corporation with a presence primarily in North America, Europe, the Middle East, Australia, and India. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and comparable taxing authorities in other

Table of Content
country jurisdictions. Changes in tax laws could cause us to experience fluctuations in our tax obligations and effective tax rates in future periods and otherwise adversely affect our tax positions and our tax liabilities. Our effective tax rates, tax payments, tax credits or incentives could be adversely affected by changes in tax laws. In addition, U.S. federal, state and local, as well as other countries' tax laws and regulations, are extremely complex and subject to varying interpretations and require significant judgment in determining our worldwide provision for income taxes and other tax liabilities. As these and other tax laws and related regulations change, our financial results could be materially impacted. In the ordinary course of a global business, there are many intercompany transactions and calculations which could be subject to challenge by tax authorities. We are regularly under audit by tax authorities and those authorities often do not agree with positions taken by us on our tax returns. Our intercompany transfer pricing has been reviewed by the U.S. Internal Revenue Service ("IRS") and by foreign tax jurisdictions and will likely be subject to additional audits in the future. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge, which could result in additional taxation, penalties and interest payments.

Our strategy to transition to a subscription based recurring revenue model and continued modernization of our technology may adversely affect our near-term revenue growth and results of operations. As we transition more of our offerings to leverage cloud technologies, we may incur disruption as we transition existing clients and be less competitive during the transition, which could impact revenue and profitability. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position; and oftentimes, successful investments require several years before generating significant revenue. We expect our ongoing shift from a software license model to a subscription-based services revenue model to create a recurring revenue stream that is more predictable. The transition, however, creates changes related to the timing of revenue recognition compared to historical patterns. We also incur certain expenses associated with the infrastructures of our cloud-based offerings in advance of our ability to recognize the revenues associated with these offerings, which may adversely affect our near-term reported revenues, results of operations and cash flows. A decline in renewals of recurring revenue offerings in any period may not be immediately reflected in our results for that period but may result in a decline in our revenue and results of operations in future quarters.

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

General Risk Factors

Our quarterly operating results may vary, which could adversely affect our stock price. Our quarterly operating results have varied in the past and may continue to vary in future periods, including variations from guidance, expectations or historical results or trends. Quarterly operating results may vary for a number of reasons including demand for our Products and Services, the financial condition of our current and potential clients, our long sales cycle, potentially long

Table of Content
installation and implementation cycles for larger, more complex systems, accounting policy changes, our clients' abilities to meet project milestones, seasonality of revenue collection and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our Products and Services, a large percentage of our revenues are generated by the sale and installation of larger, more complex and higher-priced systems. The sales process for these systems is lengthy and involves a significant technical evaluation and commitment of capital and other resources by the client. Sales may be subject to delays due to changes in clients' internal budgets, procedures for approving large capital expenditures, competing needs for other capital expenditures, additions or amendments to applicable laws, availability of personnel resources or by actions taken by competitors. Revenue recognized in any quarter may also depend upon our clients' abilities to meet project milestones. Delays in the expected sale, installation or implementation of these large systems or in meeting project milestones may have a significant negative impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed. Because of the complexity and value of our contracts, the loss of even a small number of clients could have a significant negative effect on our financial results. We may also experience seasonality in revenues.

The trading price of our common stock may be volatile. The market for our common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, articles or rumors about our performance or Products and Services, announcements of technological innovations or new services or products by our competitors or us, changes in expectations of future financial performance or estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, economic conditions, our pending acquisition by Oracle and its affiliates, and other factors, many of which are beyond our control. Furthermore, broad market and industry fluctuations may also adversely affect the trading price of our common stock, regardless of actual operating performance. As a matter of policy, we do not generally comment on our stock price or rumors.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of the end of 2021, we owned an aggregate of 6.5 million gross square feet of real estate located in the greater Kansas City metro area and Malvern, Pennsylvania. Such property primarily consists of office space, datacenter, and warehouse facilities used primarily by our Domestic segment. An aggregate of 1.2 million gross square feet of this space is currently designated as held for sale. Refer to Note (5) of the Notes for further information regarding our real estate held for sale.

As of the end of 2021, we leased an aggregate of 355 thousand gross square feet of office space in the United States used by our Domestic segment, and an aggregate of 1.4 million gross square feet of office and datacenter space outside the United States, primarily in Australia, Europe, India, and the Middle East, which is used by our International segment.

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

The disclosure relating to our dispute with Steward Health Care System LLC contained in Note (19) is incorporated herein by reference.

Table of Content
Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select MarketSM under the symbol CERN.

At February 10, 2022, there were approximately 920 owners of record.

Our Board of Directors declared cash dividends on our issued and outstanding common stock in 2021, 2020, and 2019. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements and the Merger Agreement. Refer to Note (16) of the Notes for further information regarding our dividend program.

The table below provides information with respect to common stock purchases by the Company during the fourth fiscal quarter of 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
Period
October 1, 2021 - October 31, 2021	2,866,152	$70.98	2,866,152	$3,348,677,338
November 1, 2021 - November 30, 2021	2,300,941	74.53	2,300,941	$3,177,186,928
December 1, 2021 - December 31, 2021	—	—	—	$3,177,186,928
Total	5,167,093	$72.56	5,167,093

(a)    Under our share repurchase program, which was initially approved by our Board of Directors on May 23, 2017 (and announced May 25, 2017) and most recently amended on December 12, 2019 (as announced on December 13, 2019) (the "2017 Share Repurchase Program"), the Company was authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases were to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. This program was completed in the third quarter of 2021.

On April 23, 2021, our Board of Directors approved (and announced on May 5, 2021) a new share repurchase program (the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program was incremental to our 2017 Share Repurchase Program. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

During 2021, we repurchased 20.0 million shares for total consideration of $1.50 billion under our share repurchase programs pursuant to Rule 10b5-1 plans. As of December 31, 2021, $3.18 billion remained available for repurchase under the 2021 Share Repurchase Program. The Merger Agreement prohibits us from repurchasing our shares without Parent's consent.

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6. [Reserved]

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

Table of Content

Information regarding our 2019 results of operations, including a year-to-year comparison against 2020, may be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the period ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 19, 2021.

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

Oracle Merger Agreement

On December 20, 2021, we entered into the Merger Agreement with Oracle and certain of its wholly owned subsidiaries. Pursuant to the Merger Agreement, on January 19, 2022, Oracle commenced a cash tender offer to acquire all of the issued and outstanding shares of our common stock for a purchase price of $95.00 per share, net to the holders thereof in cash, without interest and subject to any required tax withholding. If the Offer is completed, Merger Subsidiary will merge with and into Cerner and we will become a wholly owned indirect subsidiary of Oracle. As a result of the Merger, the shares of our common stock will cease to be publicly held. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $950 million. The completion of the Merger remains subject to customary closing conditions,

Table of Content
including receipt of certain regulatory approvals and other customary closing conditions. The Merger is currently expected to close in calendar year 2022.

For additional information related to the Merger Agreement, please refer to the Schedule 14D-9 previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about the Merger.

COVID-19

Our business and results of operations in both 2021 and 2020 were impacted by the ongoing COVID-19 pandemic. It has caused us to modify certain of our business practices, including prolonging the requirement that most of our associates work remotely; restricting associate travel; mandating vaccines for associates; developing social distancing plans for our associates; and canceling or postponing in person participation in certain meetings, events and conferences. It is not possible to quantify the full financial impact that the COVID-19 pandemic has had on our results of operations, cash flows, or financial condition, due to the uncertainty surrounding the pandemic, the difficulty inherent in identifying and measuring the various impacts that have or may stem from such an event and the fact that there are no comparable recent events that provide guidance as to how to measure or predict the ongoing effect the COVID-19 pandemic may have on our business. However, we believe COVID-19 has impacted, and could continue in the near-term to impact, our business results, primarily, but not limited to, in the following areas:

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

While we expect a negative financial impact to continue into 2022, we do not expect it to be as significant as either 2020 or 2021. The impact will continue to be difficult to quantify as there are many factors that continue to be outside of our control, so any forward looking statements that we make regarding our projections of future financial performance; new solutions and services; capital allocation plans; cost optimization and operational improvement initiatives; and the expected benefits of our acquisitions, divestitures or other collaborations are all subject to increased risks.

Table of Content
Operational Improvement Initiatives

The Company has continued to focus on leveraging the impact of our operating structure, that was implemented in the first quarter of 2019, and identifying additional efficiencies in our business. We are continuing our portfolio management, which includes ongoing evaluation of our offerings, exiting certain low-margin businesses, and being more selective as we consider new business opportunities. As part of our portfolio management, we closed on the sale of certain of our business operations, primarily conducted in Germany and Spain, in July 2020, and the sale of certain of our revenue cycle outsourcing business operations in August 2020. We have also made the decision to sell certain of our owned real estate. We expect to continue to evaluate and potentially complete divestiture transactions that are strategic to our operational improvement initiatives. We continue to be focused on reducing operating expenses and identifying opportunities that are expected to provide longer-term operating margin expansion and on achieving the efficiencies without impacting the quality of our solutions and services and commitments to our clients.

In the near term, we expect to incur expenses in connection with these efforts. Such expenses may include, but are not limited to, consultant and other professional services fees, employee separation costs, contract termination costs, asset impairment charges, and other such related expenses. Expenses recognized in 2021, 2020, and 2019 primarily related to professional services fees, employee separation costs, and asset impairment charges which are included in operating expenses in our consolidated statements of operations. We expect to incur additional expenses in connection with these initiatives in future periods, which may be material.

Results Overview

Bookings, which reflect the value of executed contracts for software, hardware, professional services and managed services, was $5.83 billion in 2021, which is an increase of 4% compared to $5.58 billion in 2020.

Revenues for 2021 increased 5% to $5.76 billion, compared to $5.51 billion in 2020.

Net earnings for 2021 decreased 29% to $556 million, compared to $780 million in 2020. Diluted earnings per share decreased 27% to $1.84 in 2021, compared to $2.52 in 2020.

We had cash collections of receivables of $6.13 billion in 2021, compared to $5.70 billion in 2020. Days sales outstanding was 73 days in the fourth quarter of 2021, compared to 76 days for both the third quarter of 2021 and fourth quarter of 2020. Operating cash flows for 2021 were $1.77 billion, compared to $1.44 billion in 2020.

Healthcare Information Technology Market Outlook

We have provided an assessment of the healthcare information technology market under "Healthcare and Healthcare IT Industry" in Part I, Item 1 "Business," which is incorporated herein by reference.

Table of Content
Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020

(In thousands)	2021	% of Revenue	2020	% of Revenue	% Change

Revenues	$5,764,824	100%	$5,505,788	100%	5%
Costs of revenue	1,001,017	17%	932,941	17%	7%

Margin	4,763,807	83%	4,572,847	83%	4%

Operating expenses
Sales and client service	2,636,205	46%	2,582,615	47%	2%
Software development	835,995	15%	749,007	14%	12%
General and administrative	520,667	9%	491,586	9%	6%
Amortization of acquisition-related intangibles	62,664	1%	55,595	1%	13%

Total operating expenses	4,055,531	70%	3,878,803	70%	5%

Total costs and expenses	5,056,548	88%	4,811,744	87%	5%

Gain on sale of businesses	—	—%	220,523	4%

Operating earnings	708,276	12%	914,567	17%	(23)%

Other income (loss), net	(8,816)		76,906
Income taxes	(143,864)		(211,385)

Net earnings	$555,596		$780,088		(29)%

Revenues & Backlog

Revenues increased 5% to $5.76 billion in 2021, as compared to $5.51 billion in 2020. The following factors impacted the year-over-year change in revenues:

•Increased implementation activity during 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In 2021, 20% of our total revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, compared to 18% in 2020.

•The 2021 period includes a $148 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (8) of the Notes for further information regarding the Kantar Health acquisition.

•The 2021 period includes a $47 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations, as further discussed in Note (9) of the Notes.

•The 2021 period includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain, as further discussed in Note (9) of the Notes.

Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.26 billion at the end of 2021, compared to $13.04 billion at the end of 2020. We expect to recognize 31% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $1.22 billion of revenue over the

Table of Content
next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in both 2021 and 2020.

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

Operating Expenses

Total operating expenses increased 5% to $4.06 billion in 2021, compared to $3.88 billion in 2020.

•Sales and client service expenses as a percent of revenues were 46% in 2021, compared to 47% in 2020. These expenses increased 2% to $2.64 billion in 2021, from $2.58 billion in 2020. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The following factors impacted the year-over-year change in sales and client service expenses:

◦The 2021 period includes $78 million of pre-tax charges recorded in connection with the designation of certain real estate assets as held for sale, as further discussed in Note (5) of the Notes.

◦The 2021 period includes expense contributions from the Kantar Health business, which was acquired on April 1, 2021, as further discussed in Note (8) of the Notes.

◦The 2020 period includes $29 million of pre-tax charges incurred in connection with the termination of certain revenue cycle outsourcing contracts, as further discussed in Note (1) of the Notes.

◦The 2020 period includes a $21 million pre-tax charge to provide an allowance against certain non-current receivables from a former client. Refer to Note (3) of the Notes for further information regarding our provision for expected credit losses.

◦The 2020 period includes expense contributions from divested businesses, until their respective sale dates, as further discussed in Note (9) of the Notes.

Table of Content
•Software development expenses as a percent of revenues were 15% in 2021, compared to 14% in 2020. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in 2021 and 2020 is as follows:

	For the Years Ended
(In thousands)	2021	2020

Software development costs	$828,502	$796,971
Capitalized software costs	(300,446)	(287,869)
Capitalized costs related to share-based payments	(7,580)	(7,408)
Amortization of capitalized software costs	261,798	247,313
Net realizable value charges (see Note (7) of the Notes)	53,721	—

Total software development expense	$835,995	$749,007

•General and administrative expenses as a percent of revenues were 9% in both 2021 and 2020. These expenses increased 6% to $521 million in 2021, from $492 million in 2020. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The increase in general and administrative expenses is primarily due to increased expense associated with share-based payment awards in connection with the departure, or planned departure, of certain executives. In 2021, general and administrative expenses include $139 million of expenses incurred in connection with our operational improvement initiatives, discussed above, compared to $137 million in 2020. We expect to incur additional expenses in connection with these efforts in future periods, which may be material.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in both 2021 and 2020. These expenses increased 13% to $63 million in 2021, from $56 million in 2020. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles is primarily due to amortization of intangibles acquired in our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (8) of the Notes for further information regarding the Kantar Health acquisition.

Gain on Sale of Businesses

In 2020, we recognized a $221 million gain on sale of businesses. Refer to Note (9) of the Notes for further information regarding divestiture transactions that closed during the third quarter of 2020. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives discussed above.

Non-Operating Items

•Other income (loss), net was a net loss of $9 million in 2021, compared to $77 million of income in 2020. The 2020 period includes a $76 million gain recognized on the disposition of one of our equity investments. The remaining difference is primarily attributable to increased interest expense in 2021 from the $300 million of Series 2020-A Notes we issued in March 2020 and the $500 million of Series 2021 Senior Notes we issued in March 2021. Refer to Note (13) of the Notes for further information regarding the components of Other income (loss), net.

•Our effective tax rate was 21% in both 2021 and 2020. Refer to Note (14) of the Notes for further discussion regarding our effective tax rate. We do not expect significant changes to our overall effective tax rate in 2022, from what is reported for 2021.

Table of Content
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

The following table presents a summary of our operating segment information for 2021 and 2020:

(In thousands)	2021	% of Segment Revenue	2020	% of Segment Revenue	% Change

Domestic Segment
Revenues	$5,044,629	100%	$4,879,769	100%	3%
Costs of revenue	887,343	18%	854,574	18%	4%
Operating expenses	2,358,897	47%	2,339,624	48%	1%
Total costs and expenses	3,246,240	64%	3,194,198	65%	2%

Domestic operating earnings	1,798,389	36%	1,685,571	35%	7%

International Segment
Revenues	720,195	100%	626,019	100%	15%
Costs of revenue	113,674	16%	78,367	13%	45%
Operating expenses	277,308	39%	242,991	39%	14%
Total costs and expenses	390,982	54%	321,358	51%	22%

International operating earnings	329,213	46%	304,661	49%	8%

Other costs and expenses, net	(1,419,326)		(1,296,188)		10%

Gain on sale of businesses	—		220,523

Consolidated operating earnings	$708,276		$914,567		(23)%

Domestic Segment

•Revenues increased 3% to $5.04 billion in 2021, from $4.88 billion in 2020. The following factors impacted the year-over-year change in Domestic revenues:

◦Increased implementation activity during 2021 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs.

◦The 2021 period includes a $68 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The 2021 period includes a $47 million reduction in revenues due to the sale of certain of our revenue cycle outsourcing business operations.

Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 18% in both 2021 and 2020.

•Operating expenses as a percent of revenues were 47% in 2021, compared to 48% in 2020. These expenses increased 1% to $2.36 billion in 2021, from $2.34 billion in 2020. The following factors impacted the year-over-year change in Domestic operating expenses:

◦The 2021 period includes $78 million of pre-tax charges recorded in connection with the designation of certain real estate assets as held for sale.

Table of Content

◦The 2021 period includes expense contributions from the Kantar Health business, which was acquired on April 1, 2021.

◦The 2020 period includes $29 million of pre-tax charges incurred in connection with the termination of certain revenue cycle outsourcing contracts.

◦The 2020 period includes a $21 million pre-tax charge to provide an allowance against certain non-current receivables from a former client.

International Segment

•Revenues increased 15% to $720 million in 2021, from $626 million in 2020. The following factors impacted the year-over-year change in International revenues:

◦The 2021 period includes an $80 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business.

◦The 2021 period includes a $40 million reduction in revenues due to the sale of certain of our business operations primarily conducted in Germany and Spain.

◦The remaining difference is attributable to 2021 revenue growth across the majority of our remaining International Segment operations.

Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 16% in 2021, compared to 13% in 2020. The higher costs of revenue as a percent of revenues was primarily driven by the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 39% in both 2021 and 2020. These expenses increased 14% to $277 million in 2021, from $243 million in 2020. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 10% to $1.42 billion in 2021, from $1.30 billion in 2020. This increase includes the impacts of $54 million of pre-tax charges recorded in 2021 to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value; and increased expense associated with share-based payment awards in connection with the departure, or planned departure, of certain executives.

The effects of inflation on our business during 2021 and 2020 were not significant.

Table of Content
Liquidity and Capital Resources

Our liquidity is influenced by many factors, including the amount and timing of our revenues, our cash collections from our clients and the amount we invest in software development, acquisitions, collaborations, capital expenditures, and our share repurchase and dividend programs. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements.

Our principal sources of liquidity are our cash, cash equivalents (which primarily consist of money market funds, time deposits and commercial paper with original maturities of less than 90 days), short-term investments, borrowings under our Credit Agreement and other sources of debt financing. At the end of 2021, we had cash and cash equivalents of $590 million and short-term investments of $253 million, as compared to cash and cash equivalents of $616 million and short-term investments of $442 million at the end of 2020.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.225 billion revolving credit loan facility, along with a letter of credit facility up to $200 million (which is a sub-facility of the $1.225 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.725 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in December 2026, with two one-year extension options that are subject to lender approval. At the end of 2021, we had outstanding revolving credit loans and letters of credit of $600 million and $18 million, respectively; which reduced our available borrowing capacity to $607 million under the Credit Agreement.

We have also entered into note purchase agreements pursuant to which we may issue and sell unsecured senior promissory notes to those purchasers electing to purchase. See Note (11) of the Notes for further information.

We believe that our present cash position, together with cash generated from operations, short-term investments and, as appropriate, remaining availability under our Credit Agreement and other sources of debt financing, will be sufficient to meet anticipated cash requirements for the next 12 months.

The following table summarizes our cash flows in 2021 and 2020:

	For the Years Ended
(In thousands)	2021	2020

Cash flows from operating activities	$1,771,684	$1,436,705
Cash flows from investing activities	(729,834)	(801,237)
Cash flows from financing activities	(1,054,845)	(461,497)
Effect of exchange rate changes on cash	(12,773)	(199)
Total change in cash and cash equivalents	(25,768)	173,772

Cash and cash equivalents at beginning of period	615,615	441,843

Cash and cash equivalents at end of period	$589,847	$615,615

Free cash flow (non-GAAP)	$1,173,964	$857,447

Table of Content
Cash from Operating Activities

	For the Years Ended
(In thousands)	2021	2020

Cash collections from clients	$6,128,808	$5,704,730
Cash paid to employees and suppliers and other	(4,185,012)	(4,082,664)
Cash paid for interest	(46,559)	(36,302)
Cash paid for taxes, net of refunds	(125,553)	(149,059)

Total cash from operations	$1,771,684	$1,436,705

Cash flows from operations increased $335 million in 2021 compared to 2020, due primarily to increased collections of client receivables. Days sales outstanding was 73 days in the fourth quarter of 2021, compared to 76 days for both the third quarter of 2021 and fourth quarter of 2020. Cash flows from operations in 2021 and 2020 include the impact of certain federal payroll taxes related to pay cycles in the second through fourth quarters of 2020, for which we deferred remittance to the taxing authority as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). We remitted $38 million of such amounts to the taxing authority in December 2021 and expect to remit $38 million of remaining deferrals in December 2022, as permitted by the CARES Act.

Cash from Investing Activities

	For the Years Ended
(In thousands)	2021	2020

Capital purchases	$(289,694)	$(283,981)
Capitalized software development costs	(308,026)	(295,277)
Sales and maturities of investments, net of purchases	243,602	(363,387)
Purchases of other intangibles	(29,561)	(38,243)
Acquisition of businesses, net of cash acquired	(355,504)	(49,820)
Sale of businesses	—	229,471
Disposition of assets held for sale	9,349	—

Total cash flows from investing activities	$(729,834)	$(801,237)

Cash flows from investing activities consist primarily of capital spending, investment, acquisition, and divestiture activities.

Our capital spending in 2021 was driven by capitalized equipment purchases primarily to support growth in our managed services business and capitalized spending to support our ongoing software development initiatives. In 2022, we expect the aggregate of capital purchases and capitalized software development costs to approximate $686 million.

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

In 2021, we paid $371 million of purchase price consideration in connection with our acquisition of Kantar Health. In 2020, we completed certain business acquisitions of entities providing solutions to clients in the healthcare industry. Refer to Note (8) of the Notes for further information regarding our business acquisitions. We expect to continue seeking and completing strategic business acquisitions, investments, and relationships that are complementary to our business.

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, for cash proceeds of $224 million. We also sold certain of our revenue cycle outsourcing business operations on August 3, 2020.

Table of Content
Refer to Note (9) of the Notes for further information regarding these sales. We expect to continue to evaluate and complete divestiture transactions that are strategic to our operational improvement initiatives discussed above.

We received proceeds of $9 million in connection with the sale of our Oaks Campus in 2021. We expect future proceeds from the disposition of real estate held for sale; however, the amount and timing of such proceeds are dependent upon economic and market conditions which are not within our control. Refer to Note (5) of the Notes for further information regarding real estate held for sale.

Cash from Financing Activities

	For the Years Ended
(In thousands)	2021	2020

Long-term debt issuance	$500,000	$300,000
Repayment of long-term debt	—	(2,500)
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	232,241	229,933
Treasury stock purchases	(1,500,000)	(756,950)
Dividends paid	(267,478)	(221,461)
Other	(19,608)	(10,519)

Total cash flows from financing activities	$(1,054,845)	$(461,497)

In March 2021, we issued $100 million aggregate principal amount of Series 2021-A Notes and $400 million aggregate principal amount of Series 2021-B Notes. In March 2020, we issued $300 million aggregate principal amount of Series 2020-A notes. Refer to Note (11) of the Notes for further information regarding these, as well as our other debt obligations. We do not expect to incur additional indebtedness in the near-term.

On February 15, 2022, we repaid our $225 million of Series 2015-A Notes due February 15, 2022, using cash on hand.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue in 2022 based on the number of exercisable options at the end of 2021 and our current stock price. Refer to Note (16) of the Notes for additional information regarding our stock option and equity plans.

During 2021 and 2020, we repurchased 20.0 million and 10.6 million shares of our common stock for total consideration of $1.50 billion and $757 million, respectively. As of December 31, 2021, $3.18 billion remains available for repurchase under our share repurchase program. We do not expect to repurchase additional shares in the near-term as the Merger Agreement prohibits us from repurchasing additional shares without Parent's consent. Refer to Note (16) of the Notes for further information regarding our share repurchase programs.

Refer to Note (16) of the Notes for a summary of cash dividend activity in 2021 and 2020. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors and compliance with covenants under our outstanding debt agreements. The source of funds for such dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets.

Free Cash Flow (Non-GAAP)

	For the Years Ended
(In thousands)	2021	2020

Cash flows from operating activities (GAAP)	$1,771,684	$1,436,705
Capital purchases	(289,694)	(283,981)
Capitalized software development costs	(308,026)	(295,277)

Free cash flow (non-GAAP)	$1,173,964	$857,447

Table of Content
Free cash flow increased $317 million in 2021, compared to 2020, primarily due to increased cash from operations. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The following table represents a summary of our contractual obligations and commercial commitments at the end of 2021, except short-term purchase order commitments arising in the ordinary course of business.

	Payments Due by Period
(In thousands)	2022	2023	2024	2025	2026	2027 and thereafter	Total

Balance sheet obligations(a):
Long-term debt obligations	$225,000	$—	$—	$211,662	$700,000	$700,000	$1,836,662
Interest on long-term debt obligations	39,193	41,265	42,412	38,718	34,388	72,870	268,846

Other obligations:
Operating lease obligations	27,694	20,826	13,824	8,884	5,978	32,031	109,237
Purchase obligations	54,308	54,308	40,933	45,819	52,054	368,882	616,304

Total	$346,195	$116,399	$97,169	$305,083	$792,420	$1,173,783	$2,831,049
(a) At the end of 2021, liabilities for unrecognized tax benefits were $34 million.

If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay to Parent a termination fee of $950 million.

Off-Balance Sheet Arrangements

Refer to Note (11) of the Notes for information regarding our interest rate swap agreement, which is accounted for as a cash flow hedge in accordance with ASC Topic 815, Derivatives and Hedging. LIBOR is scheduled to be phased out beginning in 2022. When LIBOR ceases to exist, references to LIBOR in our Credit Agreement and interest rate swap agreement will be replaced with a different benchmark rate and a spread adjustment in accordance with the terms of those agreements. The new benchmark rate together with the spread adjustment may not be as favorable to us as those in effect prior to any LIBOR phase-out. If the replacement benchmark rates and spread adjustment in the interest rate swap and the Credit Agreement are not identical, our hedge could be less effective.

Recent Accounting Pronouncements

Refer to Note (1) of the Notes for information regarding recently issued accounting pronouncements.

Critical Accounting Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving our judgments and estimates. These significant accounting policies relate to revenue recognition, software development, and income taxes. These accounting policies and our procedures related to these accounting policies are described in detail below

Table of Content
and under specific areas within this MD&A. In addition, Note (2), Note (7), and Note (14) of the Notes expands upon discussion of our accounting policies for these areas.

Revenue Recognition

We recognize revenue in accordance with the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard contains a five-step process to be followed in determining the amount and timing of revenue recognition. Refer to Note (2) of the Notes for further discussion regarding significant judgments involved in our application of ASU 2014-09.

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

Table of Content
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk, primarily changes in LIBOR, related to outstanding revolving credit loans under our Credit Agreement. As of December 31, 2021, the interest rate on revolving credit loans outstanding was 0.90% based on LIBOR plus the applicable spread. In order to manage this exposure, we have entered into an interest rate swap agreement, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. Refer to Note (11) of the Notes for further information regarding outstanding indebtedness and our interest rate swap agreement.

We have global operations, and as a result, we are exposed to market risk related to foreign currency exchange rate fluctuations. Foreign currency fluctuations through December 31, 2021 have not had a material impact on our financial position or operating results. We currently do not use currency hedging instruments, though we actively monitor our exposure to foreign currency fluctuations and may use hedging transactions in the future if management deems it appropriate. We believe most of our global operations are naturally hedged for foreign currency risk as our foreign subsidiaries invoice their clients and satisfy their obligations primarily in their local currencies. There can be no guarantee that the impact of foreign currency fluctuations in the future will not have a material impact on our financial position or operating results.

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

b)Management's Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control-Integrated Framework (2013).

Table of Content

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our assessment of internal control over financial reporting excluded the internal control activities of Kantar Health, which we acquired on April 1, 2021 (as discussed in Note (8) of the Notes), which accounted for $148 million of consolidated revenues and $104 million of consolidated total assets as of and for the year ended December 31, 2021.

Based on the results of our assessment, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria. KPMG, LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein under "Report of Independent Registered Public Accounting Firm".

c)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information under "Information Concerning Directors and Nominees," "Meetings of the Board and Committees," "Corporate Governance and Board Matters," "Consideration of Director Nominees," and "Committees of the Board: Audit Committee" as set forth in the Company's definitive proxy statement related to its 2022 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last disclosure thereof in our 2021 proxy statement.

The information required by this Item 10 regarding our Executive Officers is set forth under the caption "Information about our Executive Officers" in Part I above.

Table of Content
Delinquent Section 16(a) Reports
To the Company's knowledge, no director, executive officer or other greater than 10% beneficial owner of our Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act, with the exception of an inadvertent failure to file a Form 4 for Gerald Bisbee, Jr. concerning his acquisition of 137 shares on July 24, 2019 from the reinvestment of dividends paid on the Company's common stock at that time.

Item 11. Executive Compensation.
The information under "Director Compensation," "2021 Director Compensation Table," "Compensation Committee Report," "Compensation Discussion and Analysis," "Summary Compensation Table," "2021 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2021 Fiscal Year-End," "2021 Option Exercises and Stock Vested," "Potential Payments Under Termination or Change in Control," "Pay Ratio," "Board Leadership Structure and Role in Risk Oversight: Relationship between Compensation and Risk Management" and "Compensation Committee Interlocks and Insider Participation" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2021:

(In thousands, except per share data)	Securities to be issued upon exercise of outstanding options and rights (1)	Weighted average exercise price per share (2)	Securities available for future issuance(3)
Plan category

Equity compensation plans approved by security holders (4)	8,314	$59.61	12,497
Equity compensation plans not approved by security holders	—	—	—

Total	8,314		12,497

(1) Includes grants of stock options, restricted stock and restricted stock units.
(2) Includes weighted-average exercise price of outstanding stock options only.
(3) Excludes securities to be issued upon exercise of outstanding options and rights.
(4) Includes the Stock Option Plan E and 2011 Omnibus Equity Incentive Plan. All new grants are made under the 2011 Omnibus Equity Incentive Plan, as the previous plans are no longer active.

The information under "Security Ownership of Certain Beneficial Owners and Management" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under "Certain Transactions," "Director Independence" and "Committees of the Board" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Table of Content
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Kansas City, Missouri, Auditor Firm ID: 185.

The information under "Audit Related Matters" set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

a)Financial Statements and Exhibits

(i)Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of December 31, 2021 and December 31, 2020

Consolidated Statements of Operations -Years Ended December 31, 2021, December 31, 2020 and December 28, 2019

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021, December 31, 2020 and December 28, 2019

Consolidated Statements of Cash Flows - Years Ended December 31, 2021, December 31, 2020 and December 28, 2019

Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2021, December 31, 2020 and December 28, 2019

Notes to Consolidated Financial Statements

(ii)Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

b)Exhibits

Table of Content

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit(s)	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of December 20, 2021, by and among Cerner Corporation, OC Acquisition LLC, Cedar Acquisition Corporation and Oracle Corporation	8-K	2.1	12/22/2021

3.1	Third Restated Certificate of Incorporation of Cerner Corporation	10-K	3(a)	2/11/2015

3.2	Certificate of Amendment to the Third Restated Certificate of Incorporation of Cerner Corporation	8-K	3.1	5/28/2020

3.3	Amended & Restated Bylaws of Cerner Corporation (effective May 27, 2020)	8-K	3.2	5/28/2020

4.1	Specimen stock certificate	10-K	4(a)	2/28/2007

4.2	Description of Company Securities	10-K	4.2	2/19/2021

10.1*	2010 Form of Indemnification Agreement for use between the Registrant and its Directors and Section 16 Officers	8-K	99.1	6/3/2010

10.2*	Executive Employment Agreement between Cerner Corporation and Brent Shafer	10-K	10.3	2/12/2018

10.3*	Relocation Agreement between Cerner Corporation and Brent Shafer	10-Q	10.2	5/3/2018

10.4*	Letter Agreement and Transition Agreement with Brent Shafer	10-Q	10.1	7/30/2021

10.5*	Amended & Restated Aircraft Time Sharing Agreement between Cerner Corporation and Brent Shafer	10-Q	10.1	10/26/2018

10.6*	Offer Letter - Jerome Labat	10-K	10.6	2/19/2021

10.7*	Amended Employment Agreement between Cerner Corporation and Jerome Labat	10-K	10.7	2/19/2021

10.8*	Waiver Agreement to the Amended Employment Agreement, dated January 14, 2022, between Cerner Corporation and Jerome Labat	8-K	10.2	1/19/2022

10.9*	Letter Agreement between Cerner Corporation and Marc G. Naughton Regarding Departure	10-K	10.8	2/19/2021

10.10*	Amended Employment Agreement between Cerner Corporation and Marc G. Naughton	8-K	10.4	9/11/2017

10.11*	Amended Employment Agreement between Cerner Corporation and John Peterzalek	10-K	10.13	2/8/2019

10.12*	Letter Agreement between Cerner and John Peterzalek Regarding Departure	10-K	10.11	2/19/2021

10.13*	Amended Employment Agreement between Cerner Corporation and Donald D. Trigg	10-K	10.13	2/10/2020

10.14*	Separation Agreement between Cerner Corporation and Donald Trigg	10-Q	10.3	10/29/2021

10.15*	Amended Employment Agreement between Cerner Corporation and Mark Erceg	10-Q	10.3	5/05/2021

10.16*	Offer Letter - Mark Erceg	10-Q	10.2	5/05/2021

Table of Content

10.17*	Executive Employment Agreement between Cerner Corporation and David T. Feinberg	10-Q	10.1	10/29/2021

10.18*	Time Sharing Agreement between Cerner Corporation and David T. Feinberg	10-Q	10.2	10/29/2021

10.19*	Waiver Agreement to the Amended Employment agreement, dated December 20, 2021, between Cerner Corporation and David T. Feinberg	8-K	10.1	1/19/2022

10.20*	Amended Employment Agreement between Cerner Corporation and Tracy Platt	SC 14D-9	(e)(16)	1/19/2022

10.21*	Offer Letter - Tracy Platt				X

10.22*	Amended Employment Agreement between Cerner Corporation and Travis Dalton	SC 14D-9	(e)(18)	1/19/2022

10.23*	Offer Letter - Travis Dalton				X

10.24*	Amended Employment Agreement between Cerner Corporation and Daniel P. Devers	SC 14D-9	(e)(17)	1/19/2022

10.25*	Amended Employment Agreement between Cerner Corporation and Nasim Afsarmanesh	SC 14D-9	(e)(19)	1/19/2022

10.26*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As Amended and Restated May 22, 2015)	8-K	10.2	5/27/2015

10.27*	Cerner Corporation 2011 Omnibus Equity Incentive Plan (As amended and Restated May 30, 2019)	8-K	10.1	6/3/2019

10.28*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Director Restricted Stock Agreement	10-Q	10.2	5/6/2016

10.29*	2011 Omnibus Equity Incentive Plan - Form of Director Restricted Stock Agreement	10-Q	10.5	4/26/2019

10.30*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-K	10(u)	2/8/2013

10.31*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.3	5/6/2016

10.32*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Agreement	10-Q	10.4	10/27/2017

10.33*	2011 Omnibus Equity Incentive Plan - Form of Performance Based Restricted Stock Agreement	10-Q	10.4	4/26/2019

10.34*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.4	5/6/2016

10.35*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Agreement	10-Q	10.3	10/27/2017

10.36*	2011 Omnibus Equity Incentive Plan - Form of Time Based Restricted Stock Agreement	10-Q	10.3	4/26/2019

10.37*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-Qualified Stock Option Grant Certificate	10-K	10(v)	2/8/2013

10.38*	Cerner Corporation 2011 Omnibus Equity Incentive Plan-Non-qualified Stock Option Grant Certificate	10-Q	10.5	5/6/2016

10.39*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	8/3/2016

10.40*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Non-Qualified Stock Option Grant Certificate	10-Q	10.2	10/27/2017

10.41*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.2	4/28/2017

Table of Content

10.42*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time-Based Restricted Stock Unit Agreement	10-Q	10.5	10/27/2017

10.43*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.3	4/28/2017

10.44*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance-Based Restricted Stock Unit Agreement	10-Q	10.6	10/27/2017

10.45*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Time Based Restricted Stock Unit Agreement	10-K	10.32	2/19/2021

10.46*	Cerner Corporation 2011 Omnibus Equity Incentive Plan - Performance Based Restricted Stock Unit Agreement	10-K	10.33	2/19/2021

10.47*	Cerner Corporation 2001 Associate Stock Purchase Plan as Amended and Restated January 1, 2022				X

10.48*	Cerner Corporation 2018 Performance Compensation Plan (effective January 1, 2018)	8-K	10.1	3/6/2018

10.49*	Form 2020 Executive Performance Agreement - Section 16 Officer	10-Q	10.1	4/29/2020

10.50*	Form 2021 Executive Performance Agreement - Section 16 Officer	10-Q	10.1	5/5/2021

10.51*	Form Amendment to Executive Severance Agreement	10-K	10.38	2/19/2021

10.52*	Form Clawback re: Accelerated Vesting of Time-Based RSUs Letter Agreement				X

10.53	Master Note Purchase Agreement between Cerner Corporation and the Purchasers listed in Schedule A thereto dated December 4, 2014	8-K	10.1	12/5/2014

10.54	Fourth Amended and Restated Credit Agreement, dated December 30, 2021, among Cerner Corporation, U.S. Bank National Association, Bank of America, N.A., PNC Bank, National Association, PNC Capital Markets LLC and Commerce Bank, N.A.	8-K	10.1	1/4/2022

10.55	Master Note Agreement dated November 11, 2019, between Cerner Corporation and the Purchasers listed therein	8-K	10.4	11/12/2019

10.56	First Amendment to Master Note Agreement dated October 8, 2020, between Cerner Corporation and the Purchasers listed therein	8-K	10.1	10/9/2020

21	Subsidiaries of Registrant				X

23	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of David T. Feinberg pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Mark J. Erceg pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1	Certification of David T. Feinberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

32.2	Certification of Mark J. Erceg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002				X

Table of Content

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.	X
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

Table of Content
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION

Date: February 22, 2022	By:	/s/ David T. Feinberg
David T. Feinberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ David T. Feinberg	February 22, 2022
David T. Feinberg, President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Mark J. Erceg	February 22, 2022
Mark J. Erceg, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael R. Battaglioli	February 22, 2022
Michael R. Battaglioli, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gerald E. Bisbee, Jr.	February 22, 2022
Gerald E. Bisbee, Jr., Ph.D., Director

/s/ Mitchell E. Daniels	February 22, 2022
Mitchell E. Daniels, Director

/s/ Julie L. Gerberding	February 22, 2022
Julie L. Gerberding, M.D., Director

/s/ Elder Granger	February 22, 2022
Elder Granger, M.D., Director

/s/ John J. Greisch	February 22, 2022
John J. Greisch, Director

/s/ Melinda J. Mount	February 22, 2022
Melinda J. Mount, Director

/s/ George A. Riedel	February 22, 2022
George A. Riedel, Director

/s/ R. Halsey Wise	February 22, 2022
R. Halsey Wise, Director

/s/ William D. Zollars	February 22, 2022
William D. Zollars, Chairman of the Board

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Cerner Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Kantar Health during 2021, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, Kantar Health's internal control over financial reporting associated with total assets of $104 million and total revenues of $148 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Kantar Health.

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

Table of Content

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
February 22, 2022

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cerner Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerner Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of contract modifications

As discussed in Note 2 to the consolidated financial statements, the Company executes modifications to existing arrangements with a significant customer, which may involve significant customization or development of software licenses. When a modification occurs, the Company evaluates the modification in order to determine if it should be accounted for (i) as a separate contract, (ii) as the termination of the original contract and creation of a new contract, (iii) through a cumulative catch up adjustment to the original contract, or a combination thereof. During 2021, the Company recognized $5.8 billion in total revenue, of which 20% related to this customer.

Table of Content
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of management’s internal control related to the determination of whether contract modifications should be accounted for as a separate contract or part of the existing contract, and whether promises in these arrangements are distinct or combined performance obligations. For a selection of contract modifications involving the significant customer, we:

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

Kansas City, Missouri
February 22, 2022

Table of Content
CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and December 31, 2020

(In thousands, except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$589,847	$615,615
Short-term investments	252,622	442,473
Receivables, net	1,161,361	1,168,712
Inventory	28,159	23,027
Prepaid expenses and other	417,465	401,160
Total current assets	2,449,454	2,650,987

Property and equipment, net	1,656,171	1,804,083
Right-of-use assets	82,940	104,536
Software development costs, net	1,000,357	1,009,349
Goodwill	1,131,121	914,520
Intangible assets, net	458,482	329,249
Long-term investments	461,984	510,220
Other assets	193,649	198,152

Total assets	$7,434,158	$7,521,096

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$329,582	$235,755
Current installments of long-term debt	225,000	—
Deferred revenue	531,234	393,293
Accrued payroll and tax withholdings	317,092	309,814
Other current liabilities	223,350	229,764
Total current liabilities	1,626,258	1,168,626

Long-term debt	1,611,256	1,336,069
Deferred income taxes	395,177	376,035
Other liabilities	121,005	157,799
Total liabilities	3,753,696	3,038,529

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 380,232,975 shares issued at December 31, 2021 and 373,224,832 shares issued at December 31, 2020	3,802	3,732
Additional paid-in capital	2,717,244	2,288,806
Retained earnings	6,751,692	6,475,551
Treasury stock, 87,383,166 shares at December 31, 2021 and 67,371,686 shares at December 31, 2020	(5,664,718)	(4,164,718)
Accumulated other comprehensive loss, net	(127,558)	(120,804)
Total shareholders' equity	3,680,462	4,482,567

Total liabilities and shareholders' equity	$7,434,158	$7,521,096

See notes to consolidated financial statements.

Table of Content
CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2021, December 31, 2020 and December 28, 2019

	For the Years Ended
(In thousands, except per share data)	2021	2020	2019

Revenues	$5,764,824	$5,505,788	$5,692,598
Costs and expenses:
Costs of revenue	1,001,017	932,941	1,071,041
Sales and client service	2,636,205	2,582,615	2,675,337
Software development (Includes amortization of $261,798, $247,313 and $227,414, respectively)	835,995	749,007	737,136
General and administrative	520,667	491,586	520,598
Amortization of acquisition-related intangibles	62,664	55,595	87,817

Total costs and expenses	5,056,548	4,811,744	5,091,929

Gain on sale of businesses	—	220,523	—

Operating earnings	708,276	914,567	600,669

Other income (loss), net	(8,816)	76,906	53,843

Earnings before income taxes	699,460	991,473	654,512
Income taxes	(143,864)	(211,385)	(125,058)

Net earnings	$555,596	$780,088	$529,454

Basic earnings per share	$1.86	$2.54	$1.66
Diluted earnings per share	$1.84	$2.52	$1.65
Basic weighted average shares outstanding	298,725	306,669	318,229
Diluted weighted average shares outstanding	301,273	309,136	321,235
See notes to consolidated financial statements.

Table of Content
CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2021, December 31, 2020 and December 28, 2019

	For the Years Ended
(In thousands)	2021	2020	2019

Net earnings	$555,596	$780,088	$529,454
Foreign currency translation adjustment and other (net of taxes (benefit) of $(4,104), $3,250 and $(1,288), respectively)	(21,180)	12,897	(3,408)
Unrealized gain (loss) on cash flow hedge (net of taxes (benefit) of $4,945, $(5,003) and $(4,137), respectively)	14,827	(15,210)	(12,578)
Unrealized holding gain (loss) on available-for-sale investments (net of taxes (benefit) of $(137), $56 and $290, respectively)	(401)	169	878

Comprehensive income	$548,842	$777,944	$514,346

See notes to consolidated financial statements.

Table of Content
CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, December 31, 2020 and December 28, 2019

	For the Years Ended
(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$555,596	$780,088	$529,454
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	718,854	697,423	687,966
Share-based compensation expense	195,654	153,449	103,641
Provision for deferred income taxes	7,351	1,502	51,125
Gain on sale of businesses	—	(220,523)	—
Investment gains	—	(75,834)	(29,621)
Asset impairments	133,851	—	—
Changes in assets and liabilities (net of businesses acquired):
Receivables, net	26,000	3,686	58,113
Inventory	(5,131)	960	1,855
Prepaid expenses and other	(4,560)	(51,442)	(76,748)
Accounts payable	42,485	(62,663)	(8,734)
Accrued income taxes	(4,431)	19,995	(4,599)
Deferred revenue	104,226	34,500	(39,245)
Other accrued liabilities	1,789	155,564	39,892

Net cash provided by operating activities	1,771,684	1,436,705	1,313,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(289,694)	(283,981)	(471,518)
Capitalized software development costs	(308,026)	(295,277)	(273,871)
Purchases of investments	(615,330)	(696,548)	(364,648)
Sales and maturities of investments	858,932	333,161	579,755
Purchase of other intangibles	(29,561)	(38,243)	(35,587)
Acquisition of businesses, net of cash acquired	(355,504)	(49,820)	(74,539)
Sale of businesses	—	229,471	—
Disposition of assets held for sale	9,349	—	—

Net cash used in investing activities	(729,834)	(801,237)	(640,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	500,000	300,000	600,000
Repayment of long-term debt	—	(2,500)	—
Proceeds from exercise of stock options	304,078	253,605	258,036
Payments to taxing authorities in connection with shares directly withheld from associates	(71,837)	(23,672)	(16,601)
Treasury stock purchases	(1,500,000)	(756,950)	(1,320,542)
Dividends paid	(267,478)	(221,461)	(113,823)
Other	(19,608)	(10,519)	(8,450)

Net cash used in financing activities	(1,054,845)	(461,497)	(601,380)

Effect of exchange rate changes on cash and cash equivalents	(12,773)	(199)	(3,594)

Net increase (decrease) in cash and cash equivalents	(25,768)	173,772	67,717
Cash and cash equivalents at beginning of period	615,615	441,843	374,126

Cash and cash equivalents at end of period	$589,847	$615,615	$441,843
See notes to consolidated financial statements.

Table of Content
CERNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2021, December 31, 2020 and December 28, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 29, 2018	362,213	$3,622	$1,559,562	$5,576,525	$(2,107,768)	$(103,552)

Exercise of stock options and vests of restricted shares and share units	5,422	54	241,968	—	—	—

Employee share-based compensation expense	—	—	103,641	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(15,108)

Treasury stock purchases	—	—	—	—	(1,300,000)	—

Cash dividends declared	—	—	—	(171,070)	—	—

Net earnings	—	—	—	529,454	—	—

Balance at December 28, 2019	367,635	3,676	1,905,171	5,934,909	(3,407,768)	(118,660)

Exercise of stock options and vests of restricted shares and share units	5,590	56	230,186	—	—	—

Employee share-based compensation expense	—	—	153,449	—	—	—

Cumulative effect of accounting change (ASU 2016-13)	—	—	—	(4,606)	—	—

Other comprehensive income (loss)	—	—	—	—	—	(2,144)

Treasury stock purchases	—	—	—	—	(756,950)	—

Cash dividends declared	—	—	—	(234,840)	—	—

Net earnings	—	—	—	780,088	—	—

Balance at December 31, 2020	373,225	3,732	2,288,806	6,475,551	(4,164,718)	(120,804)

Exercise of stock options and vests of restricted shares and share units	7,008	70	232,784	—	—	—

Employee share-based compensation expense	—	—	195,654	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(6,754)

Treasury stock purchases	—	—	—	—	(1,500,000)	—

Cash dividends declared	—	—	—	(279,455)	—	—

Net earnings	—	—	—	555,596	—	—

Balance at December 31, 2021	380,233	$3,802	$2,717,244	$6,751,692	$(5,664,718)	$(127,558)

See notes to consolidated financial statements.

Table of Content
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

Nature of Operations

We design, develop, market, install, host and support healthcare information technology, healthcare devices, hardware and content solutions for healthcare organizations and consumers. We also provide a wide range of value-added services, including implementation and training, remote hosting, operational management services, revenue cycle services, support and maintenance, healthcare data analysis, clinical process optimization, transaction processing, employer health centers, and data-driven services that help life sciences companies with the discovery, development and deployment of therapies.

Oracle Merger Agreement

On December 20, 2021, we entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the "Merger Agreement") with Cedar Acquisition Corporation ("Merger Subsidiary"), which is a wholly owned subsidiary of OC Acquisition LLC ("Parent"), Parent, which is a wholly owned subsidiary of Oracle Corporation ("Oracle"), and (solely with respect to performance of its obligations set forth in certain specified sections thereof) Oracle. Pursuant to the Merger Agreement, on January 19, 2022, Oracle commenced a cash tender offer (the "Offer") to acquire all of the issued and outstanding shares of our common stock for a purchase price of $95.00 per share, net to the holders thereof in cash, without interest and subject to any required tax withholding. If the Offer is completed, Merger Subsidiary will merge with and into Cerner (the "Merger") and we will become a wholly owned indirect subsidiary of Oracle. As a result of the Merger, the shares of our common stock will cease to be publicly held. Completion of the Merger is subject to certain conditions, including but not limited to, a) shareholders holding a majority of the outstanding shares of our common stock tendering their shares in the Offer, and b) receipt of certain regulatory approvals, including the expiration or termination of the waiting periods or the obtaining of the required affirmative approvals applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign antitrust and foreign direct investment laws. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions.

Fiscal Period End

Prior to fiscal year 2020, our fiscal year ended on the Saturday closest to December 31. Fiscal year 2019 consisted of 364 days and ended on December 28, 2019.

In December 2019, our Board of Directors approved the change of our fiscal year to a calendar year, commencing with fiscal year 2020. Accordingly, our 2020 fiscal year presented herein consisted of 369 days and ended on December 31, 2020. Fiscal years subsequent to 2020 begin on January 1 and end on December 31 of each year.

All references to years in these notes to consolidated financial statements ("Notes") represent the respective periods described above, unless otherwise noted.

Table of Content
Supplemental Disclosures of Cash Flow Information

	For the Years Ended
(In thousands)	2021	2020	2019
Cash paid during the year for:
Interest (including amounts capitalized of $10,954, $14,855, and $17,190, respectively)	$46,559	$36,302	$25,639
Income taxes, net of refunds	125,553	149,059	100,004
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	9,678	26,352	29,542
Financed capital purchases	7,255	22,218	12,673

CARES Act

Cash flows from operating activities in 2021 and 2020 include the impact of certain federal payroll taxes related to pay cycles in the second through fourth quarters of 2020, for which we deferred remittance to the taxing authority as permitted under the CARES Act. We remitted $38 million of such amounts to the taxing authority in December 2021 and expect to remit $38 million of remaining deferrals in December 2022, as permitted by the CARES Act. At both December 31, 2021 and December 31, 2020, $38 million of these deferred remittances were included in "Accrued payroll and tax withholdings" in our consolidated balance sheets. At December 31, 2020, an additional $38 million of deferred remittances were included in "Other liabilities" in our consolidated balance sheets.

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

(c) Investments in Equity Securities - We account for our investments in equity securities that give us the ability to exercise significant influence over the operating and financial policies of an investee under the equity method in accordance with ASC 323, Investments-Equity Method and Joint Ventures. Under the equity method, we recognize our share of the earnings or losses of an investee, generally on a three-month lag. Such share of the investee's earnings or losses are presented in "Other income (loss), net" in our consolidated statements of operations.

We account for our investments in equity securities that do not qualify for equity method accounting in accordance with ASC 321, Investments-Equity Securities ("ASC 321"). We measure these investments at fair value with changes in fair value recognized in "Other income (loss), net" in our consolidated statements of operations for such investments with readily determinable fair values. For these investments that do not have readily determinable fair values, we measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Table of Content
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

(g) Goodwill - We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized but is evaluated for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an annual impairment assessment. Based on these evaluations, there was no impairment of goodwill in 2021, 2020 or 2019. Refer to Note (10) for more information on goodwill and other intangible assets.

(h) Intangible Assets - We account for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Amortization of finite-lived intangible assets is computed using the straight-line method over periods of three to 30 years.

(i) Income Taxes - Income taxes are accounted for in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Refer to Note (14) for additional information regarding income taxes.

(j) Earnings per Common Share - Basic earnings per share ("EPS") excludes dilution and is computed, in accordance with ASC 260, Earnings Per Share, by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Refer to Note (15) for additional details of our earnings per share computations.
(k) Accounting for Share-based Payments - We recognize all share-based payments to associates, directors and consultants, including grants of stock options, restricted stock, restricted stock units and performance shares, in the financial statements as compensation cost based on their fair value on the date of grant, in accordance with ASC 718, Compensation-Stock Compensation. This compensation cost is recognized over the vesting period on a straight-line basis for the fair value of awards that actually vest. Refer to Note (16) for a detailed discussion of share-based payments.

(l) Voluntary Separation Benefits - We account for voluntary separation benefits in accordance with the provisions of ASC 712, Compensation-Nonretirement Postemployment Benefits. Voluntary separation benefits are recorded to expense when an associate irrevocably accepts the offer and the amount of the termination liability is reasonably estimable.

In 2021, 2020 and 2019, we recognized $53 million, $20 million and $52 million, respectively, of expenses in connection with voluntary separation benefits, which are included in "General and administrative" expense in our consolidated statements of operations.

(m) Exit or Disposal Cost Obligations - We account for involuntary employee separation benefits pursuant to one-time benefit arrangements and contract termination costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

In 2021, 2020 and 2019, we recognized $56 million, $22 million and $34 million, respectively, of expenses in connection with involuntary associate termination events, which are included in "General and administrative" expense in our consolidated statements of operations.

Table of Content
In 2020 and 2019, we recognized $29 million and $66 million, respectively, of pre-tax charges within our Domestic segment in connection with the termination of certain contracts prior to the end of their stated terms. Such charges are included in "Sales and client service" expense in our consolidated statements of operations.

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

(o) Recently Issued Accounting Pronouncements

Reference Rate Reform. The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. Such guidance provides optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform, such as the upcoming discontinuance of the London Interbank Offered Rate ("LIBOR"). The accommodations within this guidance may be applied prospectively from the beginning of our 2020 first quarter through December 31, 2022. We are currently evaluating the effect that this guidance may have on our contracts that reference LIBOR, specifically, our Fourth Amended and Restated Credit Agreement and related interest rate swap. As of the date of this filing, we have not elected to apply any of the provisions of this guidance.

Business Combinations. The FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in October 2021. Such guidance amends the recognition and measurement principles that apply to business combinations to require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for the Company in the first quarter of 2023, with early adoption permitted. The standard requires prospective application to business combinations occurring on or after the date of adoption. As of the date of this filing, we have not determined if we will early adopt.

(2) Revenue Recognition

Revenue Recognition Policy

We recognize revenue in accordance with the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard contains a five-step process to be followed in determining the amount and timing of revenue recognition.

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

Table of Content
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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	For the Years Ended
	2021			2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$671,926	$53,730	$725,656	$604,707	$51,512	$656,219	$628,958	$51,627	$680,585
Technology resale	163,280	21,392	184,672	173,264	23,327	196,591	225,076	21,809	246,885
Subscriptions	365,936	16,922	382,858	354,023	24,185	378,208	333,298	25,417	358,715
Professional services	1,817,213	299,278	2,116,491	1,717,873	212,572	1,930,445	1,760,532	231,946	1,992,478
Managed services	1,143,188	145,265	1,288,453	1,120,939	124,488	1,245,427	1,098,695	115,205	1,213,900
Support and maintenance	849,428	183,479	1,032,907	881,778	189,001	1,070,779	904,204	200,434	1,104,638
Reimbursed travel	33,658	129	33,787	27,185	934	28,119	87,364	8,033	95,397

Total revenues	$5,044,629	$720,195	$5,764,824	$4,879,769	$626,019	$5,505,788	$5,038,127	$654,471	$5,692,598

Table of Content
The following table presents our revenues disaggregated by timing of revenue recognition:

	For the Years Ended
	2021			2020			2019
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$4,736,395	$680,557	$5,416,952	$4,557,358	$585,316	$5,142,674	$4,565,172	$600,953	$5,166,125
Revenue recognized at a point in time	308,234	39,638	347,872	322,411	40,703	363,114	472,955	53,518	526,473

Total revenues	$5,044,629	$720,195	$5,764,824	$4,879,769	$626,019	$5,505,788	$5,038,127	$654,471	$5,692,598

Significant Customers

Revenues attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, within our Domestic segment, comprised 20%, 18% and 13% of our consolidated revenues for 2021, 2020 and 2019, respectively. Amounts due in connection with these relationships comprised 15% and 13% of client receivables as of December 31, 2021 and December 31, 2020, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.26 billion, of which we expect to recognize approximately 31% of the revenue over the next 12 months and the remainder thereafter. As of December 31, 2020, the aggregate amount of transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied) for executed contracts approximated $13.04 billion.

Contract Liabilities

Our payment arrangements with clients typically include an initial payment due upon contract signing and date-based licensed software payment terms and payments based upon delivery for services, hardware and sublicensed software. Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our consolidated balance sheets as "Deferred revenue". During 2021 and 2020, substantially all of our contract liability balance at the beginning of each respective year was recognized in revenues during that year.

Costs to Obtain or Fulfill a Contract

We have determined the only significant incremental costs incurred to obtain contracts with clients within the scope of Topic 606 are sales commissions paid to our associates. We record sales commissions as an asset, and amortize to expense ratably over the remaining performance periods of the related contracts with remaining performance obligations. As of December 31, 2021 and December 31, 2020, our consolidated balance sheets included assets of $91 million and $88 million, respectively, related to sales commissions to be expensed in future periods, which are included in "Other assets".

We recognized $39 million, $38 million and $41 million of amortization related to these sales commissions assets in 2021, 2020 and 2019, respectively, which is included in "Costs of revenue" in our consolidated statements of operations.

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

Table of Content
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

(3) Receivables

Client receivables primarily represent recorded revenues that have either been billed, or for which we have an unconditional right to invoice and receive payment in the future. We periodically provide long-term financing options to creditworthy clients through extended payment terms. Generally, these extended payment terms provide for date-based payments over a fixed period, not to exceed the term of the overall arrangement. Thus, our portfolio of client contracts contains a financing component, which is recognized over time as a component of "Other income (loss), net" in our consolidated statements of operations. We perform ongoing credit evaluations of our clients and generally do not require collateral from our clients.

A summary of net receivables is as follows:

(In thousands)	2021	2020

Client receivables	$1,307,167	$1,322,278
Less: Provision for expected credit losses	145,806	153,566

Total receivables, net	$1,161,361	$1,168,712

In addition to the client receivables presented above, at December 31, 2021 and December 31, 2020, we had $16 million and $17 million, respectively, of non-current net client receivables, which are presented in "Other assets" in our consolidated balance sheets.

Table of Content
A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)	Current	Non-current	Total

Provision for expected credit losses - balance at December 29, 2018	$64,561	$63,849	$128,410
Additions charged to costs and expenses	57,167	—	57,167
Deductions, foreign currency and other	(15,653)	1,490	(14,163)

Provision for expected credit losses - balance at December 28, 2019	106,075	65,339	171,414
Cumulative effect of accounting change (ASU 2016-13)	4,606	—	4,606
Additions charged to costs and expenses	65,099	20,703	85,802
Deductions, foreign currency and other	(22,214)	(47,478)	(69,692)

Provision for expected credit losses - balance at December 31, 2020	153,566	38,564	192,130
Additions charged to costs and expenses	39,791	—	39,791
Reclassifications to non-current	(26,480)	26,480	—
Deductions, foreign currency and other	(21,071)	(3,938)	(25,009)

Provision for expected credit losses - balance at December 31, 2021	$145,806	$61,106	$206,912

During 2021 and 2020, we received total client cash collections of $6.13 billion and $5.70 billion, respectively.

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

Our estimates of expected credit losses for client receivables at both December 31, 2021 and December 31, 2020, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws; changes in reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

Table of Content
(4) Investments

Available-for-sale investments at the end of 2021 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$149,429	$—	$—	$149,429
Time deposits	35,342	—	—	35,342
Commercial paper	77,850	—	—	77,850
Government and corporate bonds	5,000	—	—	5,000
Total cash equivalents	267,621	—	—	267,621

Short-term investments:
Time deposits	25,598	—	—	25,598
Commercial paper	57,000	—	(14)	56,986
Government and corporate bonds	170,123	18	(103)	170,038
Total short-term investments	252,721	18	(117)	252,622

Long-term investments:
Government and corporate bonds	31,167	—	(149)	31,018

Total available-for-sale investments	$551,509	$18	$(266)	$551,261

Available-for-sale investments at the end of 2020 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$40,027	$—	$—	$40,027
Time deposits	36,756	—	—	36,756
Commercial Paper	61,000	—	—	61,000
Total cash equivalents	137,783	—	—	137,783

Short-term investments:
Time deposits	28,302	—	—	28,302
Commercial Paper	264,000	12	(19)	263,993
Government and corporate bonds	149,975	247	(44)	150,178
Total short-term investments	442,277	259	(63)	442,473

Long-term investments:
Government and corporate bonds	136,983	152	(57)	137,078

Total available-for-sale investments	$717,043	$411	$(120)	$717,334

We sold available-for-sale investments for proceeds of $420 million, $71 million and $233 million in 2021, 2020 and 2019, respectively, resulting in insignificant gains/losses in each period.

Other Investments

At December 31, 2021 and December 31, 2020, we had investments in equity securities that do not have readily determinable fair values of $406 million and $361 million, respectively, accounted for in accordance with ASC 321,

Table of Content
Investments-Equity Securities. Such investments are included in "Long-term investments" in our consolidated balance sheets. We did not record any changes in the measurement of such investments in 2021, 2020, or 2019, respectively.

At December 28, 2019, we had investments in equity securities with readily determinable fair values of $14 million, accounted for in accordance with ASC 321. Such investments were included in "Short-term investments" in our consolidated balance sheets. Changes in the measurement of such investments favorably impacted "Other income (loss), net" by $76 million and $14 million in 2020 and 2019, respectively. In August 2020, we sold these investments for cash proceeds of $90 million.

At December 31, 2021 and December 31, 2020, we had investments in equity securities reported under the equity method of accounting of $25 million and $12 million, respectively. Such investments are included in "Long-term investments" in our consolidated balance sheets.

Impairment Assessment

We adopted ASU 2016-13 in the first quarter of 2020, which made certain amendments to the model used to assess available-for-sale debt securities for impairment. Such guidance provides that an available-for-sale debt security is impaired if the fair value of the security is less than its amortized cost basis. A determination is made whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors, such as market liquidity or changes in interest rates. Impairment related to credit losses is recognized in net earnings, whereas impairment related to other factors is recognized as a component of accumulated other comprehensive loss, net. We did not recognize any impairment on our available-for-sale debt securities through net earnings in 2021 or 2020.

(5) Property and Equipment

A summary of property, equipment and leasehold improvements stated at cost, less accumulated depreciation and amortization, is as follows:

(In thousands)	Depreciable Lives (Yrs)			2021	2020

Held and used:
Computer and communications equipment	1	—	5	$1,981,488	$1,939,517
Land, buildings and improvements	12	—	50	1,180,042	1,403,835
Leasehold improvements	1	—	15	202,283	208,496
Furniture and fixtures	5	—	12	116,236	146,351
Other equipment	3	—	20	20,444	1,025

				3,500,493	3,699,224

Less accumulated depreciation and leasehold amortization				1,933,623	1,895,141

Property and equipment held and used				1,566,870	1,804,083

Assets held for sale				89,301	—

Property and equipment, net				$1,656,171	$1,804,083

Depreciation Expense

Depreciation and leasehold amortization expense for 2021, 2020 and 2019 was $362 million, $365 million and $347 million, respectively.

Real Estate Held For Sale

In connection with our operational improvement initiatives, during 2021, we made certain decisions regarding the continued use of certain of our owned real estate. As a result of those decisions, on July 9, 2021, we sold office space located in Kansas City, Missouri (known as our Oaks Campus), in April 2021 began the process of marketing office space located in Kansas City, Missouri (known as our Riverport Campus), in June 2021 began the process of marketing office

Table of Content
space located in Kansas City, Kansas (known as our Continuous Campus), and in September 2021 began the process of marketing a portion of our office space located in Malvern, Pennsylvania. At December 31, 2021, these long-lived assets aggregating $89 million were held for sale and presented within our consolidated balance sheets in "Property and equipment, net." In connection with the designation as held for sale, during 2021, we recorded pre-tax charges of $80 million to reduce the amount of such long-lived assets to fair value, less estimated costs to sell. Such charges are included in our consolidated statements of operations in "Sales and client service" expense and "General and administrative" expense at $78 million and $2 million, respectively.

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

Amounts Included in the Consolidated Financial Statements

The following table presents a summary of lease liability and right-of-use asset amounts included in our consolidated balance sheets at the end of 2021 and 2020, under operating lease arrangements where we are the lessee:

Table of Content

(In thousands)
Description	Balance Sheet Classification	2021	2020

Right-of-use asset	Right-of-use assets	$82,940	$104,536
Lease liability - current	Other current liabilities	27,694	29,913
Lease liability - non-current	Other liabilities	67,160	90,106

Operating lease cost for 2021, 2020 and 2019 was $31 million, $37 million, and $37 million, respectively. Variable lease cost was less than $1 million in each of 2021, 2020 and 2019.

Maturity Analysis

Aggregate future payments under operating lease arrangements where we are the lessee (by fiscal year) are as follows:

(In thousands)	Operating Lease Obligations

2022	$27,694
2023	20,826
2024	13,824
2025	8,884
2026	5,978
2027 and thereafter	32,031

Aggregate future payments	109,237
Impact of discounting	(14,383)

Aggregate lease liability at December 31, 2021	$94,854

At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our operating lease arrangements where we are the lessee were 6.97 years and 3.3%, respectively.

(7) Software Development

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

Table of Content
A summary of software development costs, net is as follows:

	2021		2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Software to be sold, leased or marketed	$2,751,960	$1,985,051	$2,610,476	$1,788,019
Software delivered exclusively as a service	474,712	241,264	385,168	198,276

Total	$3,226,672	$2,226,315	$2,995,644	$1,986,295

Software development costs, net		$1,000,357		$1,009,349

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2022	$280,626
2023	247,172
2024	201,507
2025	146,610
2026	90,212

Information regarding our software development costs is included in the following table:

	For the Years Ended
(In thousands)	2021	2020	2019

Software development costs	$828,502	$796,971	$783,593
Capitalized software development costs	(308,026)	(295,277)	(273,871)
Amortization of capitalized software development costs	261,798	247,313	227,414
Net realizable value charges	53,721	—	—

Total software development expense	$835,995	$749,007	$737,136

In 2021, we recorded pre-tax charges of $54 million to reduce the carrying amount of certain capitalized software development costs to estimated net realizable value.

(8) Business Acquisitions

2021 Acquisition

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

Consideration for the acquisition was a base cash purchase price of $375 million. The base purchase price was subject to post-closing adjustments for working capital and certain other adjustments, as specified in the Securities Purchase Agreement dated December 16, 2020, as amended.

Our acquisition of Kantar Health was treated as a purchase in accordance with ASC 805, Business Combinations ("ASC 805"), which requires allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the transaction.

Table of Content
The final allocation of purchase price was as follows:

(In thousands)	Allocation Amount

Cash and cash equivalents	$15,311
Receivables, net	32,616
Prepaid expenses and other	8,881
Property and equipment, net	1,198
Right-of-use assets	1,939
Goodwill	226,232
Intangible assets, net:
Customer relationships	143,100
Existing technologies	39,700
Trade names	10,200
Other assets	428
Accounts payable	(36,748)
Deferred revenue	(35,698)
Accrued payroll and tax withholdings	(11,172)
Other current liabilities	(3,189)
Deferred income taxes	(11,733)
Other liabilities	(10,250)

Total purchase price	$370,815

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

The goodwill of $226 million was allocated among our Domestic and International operating segments, as shown in Note (10), with approximately $170 million of such goodwill expected to be deductible for tax purposes.

Our consolidated statement of operations for the year ended December 31, 2021 includes revenues of $148 million attributable to the acquired business since the April 1, 2021 acquisition date. The earnings contribution from the acquired business for the year ended December 31, 2021 was not material to our consolidated financial statements. Pro forma results of operations, assuming the acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to our results.

2020 Acquisitions

On April 1, 2020, we acquired a consulting company specializing in providing cybersecurity solutions to clients in the healthcare industry, for cash consideration of $34 million. We believe this acquisition enhanced our resource capabilities and growth opportunities for our cybersecurity solution offerings. These factors, combined with the synergies and economies of scale expected, are the basis for the acquisition and comprise the resulting goodwill recorded.

On October 19, 2020, we acquired a software company that offered a patient referral management solution to clients within the healthcare industry, for cash consideration of $15 million. We believe this acquisition enhanced our portfolio of offerings on our HealtheIntent platform. This factor, combined with the synergies and economies of scale expected, are the basis for the acquisition and comprise the resulting goodwill recorded.

These acquisitions were treated as purchases in accordance with ASC 805, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transactions.

Table of Content
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

Table of Content
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

(9) Gain on Sale of Businesses

Germany and Spain

On July 1, 2020, we sold certain of our business operations, primarily conducted in Germany and Spain, to affiliates of CompuGroup Medical SE & Co. KGaA ("CGM"), as a part of our portfolio management strategy. Such operations included the associates, intellectual property, client contracts, other assets, and liabilities related to our medico®, Selene®, Soarian Health Archive®, and Soarian® Integrated Care solution offerings. We received a sale price of $230 million, which was subject to post-closing adjustments for working capital and certain other adjustments.

The following table presents a reconciliation of the sale price to the net gain recognized on the disposed business operations which is included in "Gain on sale of businesses" in our consolidated statements of operations:

(In thousands)

Sale price	$230,316
Net assets/liabilities removed	(7,934)
Transaction expenses	(5,583)
Foreign currency	1,550

Gain on sale of businesses	$218,349

Table of Content
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

Table of Content
(10) Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

(In thousands)	Domestic	International	Total

Balance at the end of 2019	$819,735	$63,423	$883,158
Purchase price allocation adjustments for the AbleVets acquisition	744	—	744
Goodwill recorded in connection with 2020 business acquisitions	33,709	—	33,709
Goodwill reduction in connection with divestiture transactions	—	(7,692)	(7,692)
Foreign currency translation adjustment and other	—	4,601	4,601

Balance at the end of 2020	854,188	60,332	914,520
Goodwill recorded in connection with the Kantar Health acquisition	119,709	106,523	226,232
Foreign currency translation adjustment and other	—	(9,631)	(9,631)

Balance at the end of 2021	$973,897	$157,224	$1,131,121

A summary of net intangible assets is as follows:

	2021		2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer lists	$636,410	$360,598	$494,615	$312,044
Purchased software	396,508	346,381	354,228	337,811
Internal use software	233,438	150,356	207,696	123,280
Trade names	52,883	33,719	42,951	28,961
Other	52,179	21,882	50,535	18,680

Total	$1,371,418	$912,936	$1,150,025	$820,776

Intangible assets, net		$458,482		$329,249

Amortization expense for 2021, 2020 and 2019 was $95 million, $85 million and $114 million, respectively.

Estimated aggregate amortization expense for each of the next five years is as follows:

(In thousands)

2022	$96,281
2023	86,863
2024	79,985
2025	38,916
2026	20,769

Table of Content
(11) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	2021	2020

Credit agreement loans due December 30, 2026	$600,000	$600,000
Senior notes:
Series 2021-A due March 24, 2026	100,000	—
Series 2021-B due March 24, 2031	400,000	—
Series 2020-A due March 11, 2030	300,000	300,000
Series 2015-A due February 15, 2022	225,000	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	11,662

Total indebtedness	1,836,662	1,336,662
Less: debt issuance costs	(406)	(593)

Indebtedness, net	1,836,256	1,336,069
Less: current installments of long-term debt	(225,000)	—

Long-term debt	$1,611,256	$1,336,069

Credit Agreement

On December 30, 2021, we amended and restated our revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of lenders. The Credit Agreement is a five-year revolving credit facility expiring on December 30, 2026, with two one-year extension options that are subject to lender approval. The Credit Agreement includes: (a) a revolving credit loan facility of up to $1.225 billion at any time outstanding, and (b) a letter of credit facility of up to $200 million at any time outstanding (which is a sub-facility of the $1.225 billion revolving credit loan facility). The Credit Agreement also includes an accordion feature allowing an increase of the credit facility of up to an additional $500 million ($1.725 billion in the aggregate) at any time outstanding, subject to lender participation and the satisfaction of specified conditions. Prepayment of borrowings outstanding under the Credit Agreement is permitted at any time. Proceeds may be used for working capital and general corporate purposes, including but not limited to certain business acquisitions and purchases under our share repurchase programs. The Credit Agreement provides certain restrictions on our ability to borrow, incur liens, sell assets and pay dividends, and contains certain leverage and interest coverage covenants.

Generally, interest on revolving credit loans is payable at a variable rate based on LIBOR, prime, or the U.S. federal funds rate, plus a spread that varies depending on leverage ratios maintained. Unused commitment, letter of credit, and other fees are also payable under the Credit Agreement. At December 31, 2021 and December 31, 2020, the interest rate on revolving credit loans outstanding was 0.90% and 0.95%, respectively, based on LIBOR plus the applicable spread.

As of December 31, 2021, we had outstanding revolving credit loans and letters of credit of $600 million and $18 million, respectively; which reduced our available borrowing capacity to $607 million under the Credit Agreement.

Interest Rate Swap

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement, with an initial notional amount of $600 million, to hedge the variability of cash flows associated with such interest obligations through May 2024. The interest rate swap has an effective start date of May 13, 2019, and is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06% through May 2024. At December 31, 2021 and December 31, 2020, this swap was in a net liability position with an aggregate fair value of $17 million and $37 million, respectively; which is presented in our consolidated balance sheets in "Other current liabilities". We classify fair value measurements of our interest rate swap as Level 2, as further described in Note (12).

Table of Content
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

2020 Senior Notes

In March 2020, we issued $300 million aggregate principal amount of 2.50% senior unsecured Series 2020-A notes (the "Series 2020-A Notes") due March 11, 2030, pursuant to the 2019 Shelf Agreement. Interest on the Series 2020-A Notes is payable semiannually on each March 11 and September 11, commencing September 11, 2020, and the principal balance is due at maturity. The Company may prepay at any time all, or any part of, the outstanding principal amount of the Series 2020-A Notes, subject to the payment of a make-whole amount.

The Series 2021 Senior Notes and Series 2020-A Notes are subject to the terms of the 2019 Shelf Agreement, which contains customary events of default and covenants related to limitations on indebtedness and transactions with affiliates and the maintenance of certain financial ratios. As of the date of this filing, $1.00 billion remains available for sale under the 2019 Shelf Agreement, which is uncommitted and subject to participation by the purchasers.

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

On February 15, 2022, we repaid our $225 million of Series 2015-A Notes due February 15, 2022.

In March 2018, we repaid our $75 million floating rate Series 2015-C Notes due February 15, 2022.

Other

Other indebtedness includes estimated amounts payable through September 1, 2025, under an agreement entered into in September 2015.

Table of Content
Covenant Compliance

As of December 31, 2021, we were in compliance with all debt covenants.

Maturities

Maturities of indebtedness outstanding at the end of 2021 are as follows:

(In thousands)	Credit Agreement Loans	Senior Notes	Other	Total

2022	$—	$225,000	$—	$225,000
2023	—	—	—	—
2024	—	—	—	—
2025	—	200,000	11,662	211,662
2026	600,000	100,000	—	700,000
2027 and thereafter	—	700,000	—	700,000

Total	$600,000	$1,225,000	$11,662	$1,836,662

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at the end of 2021:

(In thousands)
		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$149,429	$—	$—
Time deposits	Cash equivalents	—	35,342	—
Commercial paper	Cash equivalents	—	77,850	—
Government and corporate bonds	Cash equivalents	—	5,000	—
Time deposits	Short-term investments	—	25,598	—
Commercial paper	Short-term investments	—	56,986	—
Government and corporate bonds	Short-term investments	—	170,038	—
Government and corporate bonds	Long-term investments	—	31,018	—

Table of Content

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at the end of 2020:

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
We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt, including current maturities, at the end of 2021 and 2020 was approximately $1.87 billion and $1.36 billion, respectively. The carrying amount of such debt at the end of 2021 and 2020 was $1.83 billion and $1.33 billion, respectively.

(13) Other Income (Loss)

A summary of non-operating income and expense is as follows:

	For the Years Ended
(In thousands)	2021	2020	2019

Interest income	$25,975	$28,901	$38,227
Interest expense	(43,474)	(29,080)	(14,469)
Gain on sale of equity investment	—	75,834	15,509
Unrealized gain on equity investment	—	—	14,112
Other	8,683	1,251	464

Other income (loss), net	$(8,816)	$76,906	$53,843

Table of Content
(14) Income Taxes

Income tax expense (benefit) for 2021, 2020 and 2019 consists of the following:

	For the Years Ended
(In thousands)	2021	2020	2019

Current:
Federal	$95,526	$131,741	$45,575
State	20,968	30,565	13,429
Foreign	20,019	47,577	14,929
Total current expense	136,513	209,883	73,933
Deferred:
Federal	(2,646)	(4,469)	30,353
State	7,568	(96)	11,747
Foreign	2,429	6,067	9,025
Total deferred expense	7,351	1,502	51,125

Total income tax expense	$143,864	$211,385	$125,058

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at the end of 2021 and 2020 relate to the following:

(In thousands)	2021	2020

Deferred tax assets:
Accrued expenses	$56,913	$63,080
Tax credits and separate return net operating losses	12,939	17,976
Contract and service revenues and costs	28,001	9,383
Share-based compensation	30,216	49,650
Lease liability	21,548	23,928
Other	15,070	17,554
Gross deferred tax assets	164,687	181,571
Less: Valuation Allowance	(9,575)	(3,384)
Total deferred tax assets	155,112	178,187

Deferred tax liabilities:
Software development costs	(265,384)	(270,041)
Property and equipment	(204,203)	(204,568)
Prepaid expenses	(39,499)	(37,547)
Lease right-of-use assets	(17,900)	(20,639)
Other	(11,253)	(9,260)
Total deferred tax liabilities	(538,239)	(542,055)

Net deferred tax liability	$(383,127)	$(363,868)

At the end of 2021, we had net operating loss carry-forwards from foreign jurisdictions of $19 million that are available to offset future taxable income with no expiration. In addition, we had a state income tax credit carry-forward of $8 million available to offset income tax liabilities through December 31, 2030. During 2020, we recorded a valuation allowance of $3 million against the net operating loss carry-forward in a foreign jurisdiction due to a change in circumstances. During 2021, we recorded a valuation allowance of $6 million against the state income tax credit carry-forward due to a change in circumstances.

Table of Content
At the end of 2021, we had not provided tax on the cumulative undistributed earnings of certain foreign subsidiaries of approximately $115 million, because it is our intention to reinvest these earnings indefinitely. The unrecognized deferred tax liability relating to these earnings is approximately $6 million.

The effective income tax rates for 2021, 2020, and 2019 were 21%, 21%, and 19%, respectively. A reconciliation of the effective income tax rates to the U.S. federal statutory rate of 21% is follows:

	For the Years Ended
(In thousands)	2021	2020	2019

Tax expense at statutory rates	$146,887	$208,209	$137,447
State income tax, net of federal benefit	15,938	24,234	18,561
Tax credits	(19,739)	(21,254)	(22,750)
Foreign rate differential	(8,940)	1,973	(6,328)
Share-based compensation	7,351	(1,303)	(8,090)
Permanent differences	1,053	(6,534)	3,278
Other, net	1,314	6,060	2,940

Total income tax expense	$143,864	$211,385	$125,058
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below:

(In thousands)	2021	2020	2019

Unrecognized tax benefit - beginning balance	$22,204	$19,125	$18,688
Gross decreases - tax positions in prior periods	(7,252)	(3,964)	(2,383)
Gross increases - tax positions in prior periods	8,235	312	1,220
Gross increases - tax positions in current year	6,479	6,595	1,607
Gross increases - acquisition of businesses	5,112	—	—
Currency translation	(439)	136	(7)

Unrecognized tax benefit - ending balance	$34,339	$22,204	$19,125

If recognized, $29 million of the unrecognized tax benefit will favorably impact our effective tax rate. It is reasonably possible that our unrecognized tax benefits may decrease by up to $12 million within the next twelve months. Our federal returns have been examined by the Internal Revenue Service through 2016. Our federal returns are open for examination for 2017 and thereafter. We have various state and foreign returns under examination.

The ending amounts of accrued interest and penalties related to unrecognized tax benefits were $6 million in 2021 and $5 million in 2020. We classify interest and penalties as income tax expense in our consolidated statement of operations, and our income tax expense for 2021, 2020, and 2019 each included $1 million of interest and penalties.

The foreign portion of our earnings before income taxes was $136 million, $208 million, and $109 million in 2021, 2020, and 2019 respectively, and the remaining portion was domestic.

Table of Content
(15) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	2021			2020			2019
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$555,596	298,725	$1.86	$780,088	306,669	$2.54	$529,454	318,229	$1.66
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,548		—	2,467		—	3,006
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$555,596	301,273	$1.84	$780,088	309,136	$2.52	$529,454	321,235	$1.65

Options to purchase 0.4 million, 4.1 million and 9.6 million shares of common stock at per share prices ranging from $52.32 to $76.49, $52.32 to $76.49 and $52.32 to $75.83, were outstanding at the end of 2021, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

(16) Share-Based Compensation and Equity

Stock Option and Equity Plans

At the end of 2021, we had two fixed stock option and equity plans in effect for associates and directors. This includes one plan from which we could issue grants, the Cerner Corporation 2011 Omnibus Equity Incentive Plan (the "Omnibus Plan"); and one plan from which no new grants are permitted, but some awards remain outstanding (Plan E).

Awards under the Omnibus Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, performance grants and bonus shares. At the end of 2021, 12.5 million shares remain available for awards. Stock options granted under the Omnibus Plan are exercisable at a price not less than fair market value on the date of grant. Stock options under the Omnibus Plan typically vest over a period of 4 or 5 years and are exercisable for periods of up to 10 years.

Stock Options

The fair market value of each stock option award granted in 2020 and 2019 was estimated on the date of grant using the Black-Scholes-Merton ("BSM") pricing model. The pricing model requires the use of the following estimates and assumptions:

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

Table of Content
The weighted-average assumptions used to estimate the fair market value of stock options were as follows:

	For the Years Ended
	2020	2019

Expected volatility (%)	24.5%	25.0%
Expected dividend rate (%)	1%	1%
Expected term (yrs)	6	7
Risk-free rate (%)	1.1%	2.4%

Stock option activity for 2021 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)
Outstanding at beginning of year	10,204	$58.59
Granted	—	—
Exercised	(5,276)	57.75
Forfeited and expired	(258)	57.32
Outstanding at end of year	4,670	59.61	$155,331	4.64

Exercisable at end of year	3,365	$58.85	$114,503	4.02

	For the Years Ended
(In thousands, except for grant date fair values)	2021	2020	2019

Weighted-average grant date fair values	$—	$16.64	$17.51

Total intrinsic value of options exercised	$110,916	$115,607	$155,202

Cash received from exercise of stock options	304,078	253,605	258,036

Tax benefit realized upon exercise of stock options	24,791	27,103	36,629

At the end of 2021, there was $14 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.20 years.

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

Table of Content
Non-vested share and share unit activity for 2021 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	4,131	$68.05
Granted	2,872	76.01
Vested	(2,681)	68.24
Forfeited	(678)	72.53

Outstanding at end of year	3,644	$73.35

	For the Years Ended
(In thousands, except for grant date fair values)	2021	2020	2019

Weighted average grant date fair values for shares granted during the year	$76.01	$70.12	$66.49

Total fair value of shares vested during the year	$202,543	$70,355	$30,558

At the end of 2021, there was $195 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.99 years.

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

Share-Based Compensation Cost

Our stock option and non-vested share and share unit awards qualify for equity classification. The costs of our ASPP, along with participant contributions, are recorded as a liability until open market purchases are completed. The amounts recognized in the consolidated statements of operations with respect to stock options, non-vested shares and share units and ASPP are as follows:

	For the Years Ended
(In thousands)	2021	2020	2019

Stock option and non-vested share and share unit compensation expense	$195,654	$153,449	$103,641
Associate stock purchase plan expense	5,786	5,478	6,053
Amounts capitalized in software development costs, net of amortization	(4,199)	(4,867)	(410)

Amounts charged against earnings, before income tax benefit	$197,241	$154,060	$109,284

Amount of related income tax benefit recognized in earnings	$38,623	$30,775	$20,967

Preferred Stock

At the end of 2021 and 2020, we had 1.0 million shares of authorized but unissued preferred stock, $0.01 par value.

Treasury Stock

Under one of our share repurchase programs, which was initially approved by our Board of Directors on May 23, 2017, and most recently amended on December 12, 2019 (the "2017 Share Repurchase Program"), the Company was authorized to repurchase up to $3.70 billion of shares of our common stock, excluding transaction costs. The repurchases

Table of Content
were to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. This program was completed in the third quarter of 2021.

On April 23, 2021, our Board of Directors approved a new share repurchase program (the "2021 Share Repurchase Program"), which authorizes the Company to repurchase up to $3.75 billion in the aggregate of shares of our common stock, excluding transaction costs. The 2021 Share Repurchase Program was incremental to our 2017 Share Repurchase Program. The repurchases are to be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. The 2021 Share Repurchase Program will expire on December 31, 2023.

During 2021, 2020, and 2019, we repurchased 20.0 million, 10.6 million, and 18.8 million shares for total consideration of $1.50 billion, $757 million, and $1.30 billion, respectively, under our share repurchase programs. The shares were recorded as treasury stock and accounted for under the cost method. No repurchased shares have been retired. As of December 31, 2021, $3.18 billion remains available for repurchase under the 2021 Share Repurchase Program.

Dividends

Cash dividend activity in 2021, 2020, and 2019 was as follows:

Date Declared	Date of Record	Payment Date	Amount per Share

May 29, 2019	June 18, 2019	July 26, 2019	$0.18
September 10, 2019	September 25, 2019	October 9, 2019	$0.18
December 12, 2019	December 27, 2019	January 9, 2020	$0.18
March 19, 2020	April 3, 2020	April 17, 2020	$0.18
May 21, 2020	June 5, 2020	July 17, 2020	$0.18
September 10, 2020	September 25, 2020	October 13, 2020	$0.18
December 10, 2020	December 28, 2020	January 12, 2021	$0.22
March 25, 2021	April 6, 2021	April 20, 2021	$0.22
May 19, 2021	June 28, 2021	July 13, 2021	$0.22
September 9, 2021	September 27, 2021	October 12, 2021	$0.22
December 9, 2021	December 27, 2021	January 11, 2022	$0.27

In connection with the declaration of such dividends, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At December 31, 2021 and December 31, 2020, our consolidated balance sheets included liabilities for dividends payable of $81 million and $69 million, respectively, which are included in "Other current liabilities".

Table of Content
Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 29, 2018	$(102,939)	$—	$(613)	$(103,552)
Other comprehensive income (loss) before reclassifications	(3,408)	(13,078)	901	(15,585)
Amounts reclassified from AOCI	—	500	(23)	477

Balance at December 28, 2019	(106,347)	(12,578)	265	(118,660)

Other comprehensive income (loss) before reclassifications	12,897	(23,687)	194	(10,596)
Amounts reclassified from AOCI	—	8,477	(25)	8,452

Balance at December 31, 2020	(93,450)	(27,788)	434	(120,804)

Other comprehensive income (loss) before reclassifications	(21,180)	4,241	(440)	(17,379)
Amounts reclassified from AOCI	—	10,586	39	10,625

Balance at December 31, 2021	$(114,630)	$(12,961)	$33	$(127,558)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Years Ended
AOCI Component	Location	2021	2020	2019

Unrealized loss on cash flow hedge	Other income, net	$(13,150)	$(10,622)	$(624)
	Income taxes	2,564	2,145	124

	Net of tax	(10,586)	(8,477)	(500)

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	(48)	31	29
	Income taxes	9	(6)	(6)

	Net of tax	(39)	25	23

Total amount reclassified, net of tax		$(10,625)	$(8,452)	$(477)

Table of Content
(17) Defined Contribution Retirement Plans

We maintain certain defined contribution retirement plans (the "Plans"), which qualify under Section 401(k) of the Internal Revenue Code. Generally, the Plans allow our U.S. associates to make salary contributions to the Plans, subject to annual limitations determined by the Internal Revenue Service. The Plans provide for certain discretionary matches on behalf of the participants for which we recognized expenses of $38 million, $61 million and $59 million in 2021, 2020 and 2019, respectively.

(18) Purchase Obligations

We have purchase commitments with various vendors, under agreements through 2030. Aggregate future payments under these commitments are as follows:

(In thousands)	Purchase Obligations

2022	$54,308
2023	54,308
2024	40,933
2025	45,819
2026	52,054
2027 and thereafter	368,882

$616,304

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
On May 16, 2019, Steward Health Care System LLC ("Steward") filed a lawsuit in the Chancery Court for Davidson County, Tennessee against the Company. The Company believes Steward's allegations arise out of Steward's disinterest in following the contract between the Company and Steward's predecessor for clinical and financial software and services after Steward closed on its acquisition of the predecessor. The Company has filed a counterclaim against Steward seeking recovery of more than $42 million in unpaid invoices owed to the Company. The Company believes the dispute is in the ordinary course of business and the damages Steward asserts lack both factual and causal support. Steward has recently asserted that its damages are $300 million and advised the Company that it will seek to treble the damages. We have not concluded that a material loss related to the Steward allegations is probable, nor have we accrued a liability related to these claims. Although we believe a loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that the dispute is in the discovery process. We will continue to vigorously defend against these claims, and we continue to believe that we have valid grounds for recovery of the disputed client receivables. However, there can be no assurances as to the outcome of the dispute.

On March 22, 2021, Astria Health ("Astria") filed an adversary proceeding in the United States Bankruptcy Court, Eastern District of Washington against the Company. Astria's allegations largely arise out of the Company's provision of revenue

Table of Content
cycle services in 2018 and 2019. The Company believes the dispute is in the ordinary course of business and the factual allegations and the damages asserted lack both factual and causal support. Astria has recently claimed damages of $96 million. We have not concluded that a material loss related to the Astria allegations is probable, nor have we accrued a liability related to these claims beyond reserving certain bankruptcy-related outstanding invoices. Although we believe a loss could be reasonably possible (as defined in ASC 450), we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to the potential damages given that expert discovery is not yet complete. We will continue to vigorously defend against this claim. However, there can be no assurances as to the outcome of the dispute.

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

Table of Content
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

The following table presents a summary of our operating segments and other expense for 2021, 2020 and 2019:

(In thousands)	Domestic	International	Other	Total

2021
Revenues	$5,044,629	$720,195	$—	$5,764,824

Costs of revenue	887,343	113,674	—	1,001,017
Operating expenses	2,358,897	277,308	1,419,326	4,055,531
Total costs and expenses	3,246,240	390,982	1,419,326	5,056,548

Operating earnings (loss)	$1,798,389	$329,213	$(1,419,326)	$708,276

(In thousands)	Domestic	International	Other	Total

2020
Revenues	$4,879,769	$626,019	$—	$5,505,788

Costs of revenue	854,574	78,367	—	932,941
Operating expenses	2,339,624	242,991	1,296,188	3,878,803
Total costs and expenses	3,194,198	321,358	1,296,188	4,811,744

Gain on sale of businesses	—	—	220,523	220,523

Operating earnings (loss)	$1,685,571	$304,661	$(1,075,665)	$914,567

(In thousands)	Domestic	International	Other	Total

2019
Revenues	$5,038,127	$654,471	$—	$5,692,598

Costs of revenue	967,035	104,006	—	1,071,041
Operating expenses	2,398,422	276,914	1,345,552	4,020,888
Total costs and expenses	3,365,457	380,920	1,345,552	5,091,929

Operating earnings (loss)	$1,672,670	$273,551	$(1,345,552)	$600,669