Form 10-Q
period 2022-03-31
CERNER Corp
filed 2022-05-03
CIK 804753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2022
Common Stock, $0.01 par value per share	294,098,094 shares

CERNER CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 (unaudited) and December 31, 2021

(In thousands, except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$709,532	$589,847
Short-term investments	171,180	252,622
Receivables, net	1,178,037	1,161,361
Inventory	27,704	28,159
Prepaid expenses and other	381,404	417,465
Total current assets	2,467,857	2,449,454

Property and equipment, net	1,610,496	1,656,171
Right-of-use assets	76,474	82,940
Software development costs, net	1,003,806	1,000,357
Goodwill	1,129,539	1,131,121
Intangible assets, net	434,900	458,482
Long-term investments	456,398	461,984
Other assets	194,761	193,649

Total assets	$7,374,231	$7,434,158

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$359,562	$329,582
Current installments of long-term debt	—	225,000
Deferred revenue	456,929	531,234
Accrued payroll and tax withholdings	284,145	317,092
Other current liabilities	278,236	223,350
Total current liabilities	1,378,872	1,626,258

Long-term debt	1,611,303	1,611,256
Deferred income taxes	362,236	395,177
Other liabilities	113,301	121,005
Total liabilities	3,465,712	3,753,696

Shareholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 381,357,862 shares issued at March 31, 2022 and 380,232,975 shares issued at December 31, 2021	3,814	3,802
Additional paid-in capital	2,811,612	2,717,244
Retained earnings	6,877,111	6,751,692
Treasury stock, 87,383,166 shares at March 31, 2022 and December 31, 2021	(5,664,718)	(5,664,718)
Accumulated other comprehensive loss, net	(119,300)	(127,558)
Total shareholders' equity	3,908,519	3,680,462

Total liabilities and shareholders' equity	$7,374,231	$7,434,158

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2022 and March 31, 2021
(unaudited)

	Three Months Ended
(In thousands, except per share data)	2022	2021

Revenues	$1,429,801	$1,387,778
Costs and expenses:
Costs of revenue	243,848	230,656
Sales and client service	612,997	622,176
Software development (Includes amortization of $65,206 and $64,850, respectively)	195,091	192,327
General and administrative	109,279	112,365
Amortization of acquisition-related intangibles	16,602	12,196

Total costs and expenses	1,177,817	1,169,720

Operating earnings	251,984	218,058

Other income, net	26	1,206

Earnings before income taxes	252,010	219,264
Income taxes	(45,881)	(47,012)

Net earnings	$206,129	$172,252

Basic earnings per share	$0.70	$0.57
Diluted earnings per share	$0.70	$0.56
Basic weighted average shares outstanding	293,412	304,731
Diluted weighted average shares outstanding	296,336	308,031
See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2022 and March 31, 2021
(unaudited)

	Three Months Ended
(In thousands)	2022	2021

Net earnings	$206,129	$172,252
Foreign currency translation adjustment and other (net of tax benefit of $237 and $679, respectively)	(3,424)	(8,991)
Unrealized gain (loss) on cash flow hedge (net of taxes of $3,906 and $1,509, respectively)	12,060	4,588
Unrealized holding gain (loss) on available-for-sale investments (net of tax benefit of $125 and $71, respectively)	(378)	(217)

Comprehensive income	$214,387	$167,632

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2022 and March 31, 2021
(unaudited)

	Three Months Ended
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$206,129	$172,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175,223	175,313
Share-based compensation expense	33,332	47,950
Provision for deferred income taxes	(36,301)	(2,829)
Changes in assets and liabilities:
Receivables, net	(16,712)	(12,301)
Inventory	461	(7,411)
Prepaid expenses and other	13,600	24,173
Accounts payable	35,730	30,118
Accrued income taxes	75,323	21,378
Deferred revenue	(72,800)	14,768
Other accrued liabilities	(38,922)	(12,977)

Net cash provided by operating activities	375,063	450,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital purchases	(42,393)	(75,925)
Capitalized software development costs	(56,300)	(83,550)
Purchases of investments	(8,439)	(321,670)
Sales and maturities of investments	99,638	306,935
Purchase of other intangibles	(4,703)	(7,975)

Net cash used in investing activities	(12,197)	(182,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issuance	—	500,000
Repayment of long-term debt	(225,000)	—
Proceeds from exercise of stock options	63,394	36,514
Payments to taxing authorities in connection with shares directly withheld from associates	(1,583)	(4,897)
Treasury stock purchases	—	(341,715)
Dividends paid	(79,183)	(67,477)
Other	1,038	(5,310)

Net cash provided by (used in) financing activities	(241,334)	117,115

Effect of exchange rate changes on cash and cash equivalents	(1,847)	(3,118)

Net increase in cash and cash equivalents	119,685	382,246
Cash and cash equivalents at beginning of period	589,847	615,615

Cash and cash equivalents at end of period	$709,532	$997,861

See notes to condensed consolidated financial statements (unaudited).

CERNER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2022 and March 31, 2021
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net
(In thousands)	Shares	Amount

Balance at December 31, 2020	373,225	$3,732	$2,288,806	$6,475,551	$(4,164,718)	$(120,804)

Exercise of stock options and vests of restricted shares and share units	824	8	31,471	—	—	—

Employee share-based compensation expense	—	—	47,950	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	(4,620)

Treasury stock purchases	—	—	—	—	(350,000)	—

Cash dividends declared ($0.22 per share)	—	—	—	(67,191)	—	—

Net earnings	—	—	—	172,252	—	—

Balance at March 31, 2021	374,049	3,740	2,368,227	6,580,612	(4,514,718)	(125,424)

Balance at December 31, 2021	380,233	$3,802	$2,717,244	$6,751,692	$(5,664,718)	$(127,558)

Exercise of stock options and vests of restricted shares and share units	1,125	12	61,036	—	—	—

Employee share-based compensation expense	—	—	33,332	—	—	—

Other comprehensive income (loss)	—	—	—	—	—	8,258

Cash dividends declared ($0.27 per share)	—	—	—	(80,710)	—	—

Net earnings	—	—	—	206,129	—	—

Balance at March 31, 2022	381,358	$3,814	$2,811,612	$6,877,111	$(5,664,718)	$(119,300)

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

All references to quarters or three month periods ended 2022 and 2021 in these notes to condensed consolidated financial statements refer to the respective three month periods ended March 31, 2022 and March 31, 2021, unless otherwise noted.

Oracle Merger Agreement

On December 20, 2021, we entered into an Agreement and Plan of Merger (as it may be amended or supplemented from time to time, the "Merger Agreement") with Cedar Acquisition Corporation ("Merger Subsidiary"), which is a wholly owned subsidiary of OC Acquisition LLC ("Parent"), Parent, which is a wholly owned subsidiary of Oracle Corporation ("Oracle"), and (solely with respect to performance of its obligations set forth in certain specified sections thereof) Oracle. Pursuant to the Merger Agreement, on January 19, 2022, Oracle commenced a cash tender offer (the "Offer") to acquire all of the issued and outstanding shares of our common stock for a purchase price of $95.00 per share, net to the holders thereof in cash, without interest and subject to any required tax withholding. If the Offer is completed, Merger Subsidiary will merge with and into Cerner (the "Merger") and we will become a wholly owned indirect subsidiary of Oracle. As a result of the Merger, the shares of our common stock will cease to be publicly held. Completion of the Merger remains subject to certain closing conditions, including receipt of certain regulatory approvals, shareholders holding a majority of the outstanding shares of our common stock tendering their shares in the Offer, and other customary closing conditions. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions.

Supplemental Disclosures of Cash Flow Information

	Three Months Ended
(In thousands)	2022	2021
Cash paid during the period for:
Interest (including amounts capitalized of $2,763 and $2,692, respectively)	$21,667	$15,549
Income taxes, net of refunds	(2,063)	19,216
Non-cash items:
Lease liabilities recorded upon the commencement of operating leases	292	7,745
Financed capital purchases	—	1,361

Recently Issued Accounting Pronouncements

Reference Rate Reform. The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. Such guidance provides optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform, such as the upcoming discontinuance of the London Interbank Offered Rate ("LIBOR"). The accommodations within this guidance may be applied prospectively from the beginning of our 2020 first quarter through December 31, 2022. We are currently evaluating the effect that this guidance may have on our contracts that reference LIBOR, specifically, our Fourth Amended and Restated Credit Agreement (the "Credit Agreement") and related interest rate swap. As of the date of this filing, we have not elected to apply any of the provisions of this guidance.

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

(2) Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by our business models:

	Three Months Ended
	2022			2021
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Licensed software	$178,913	$10,508	$189,421	$148,833	$12,828	$161,661
Technology resale	42,764	4,719	47,483	37,891	7,781	45,672
Subscriptions	90,553	3,870	94,423	95,383	4,429	99,812
Professional services	452,238	73,022	525,260	434,162	60,260	494,422
Managed services	287,975	36,651	324,626	282,076	35,300	317,376
Support and maintenance	200,667	42,213	242,880	217,499	45,825	263,324
Reimbursed travel	5,346	362	5,708	6,148	(637)	5,511

Total revenues	$1,258,456	$171,345	$1,429,801	$1,221,992	$165,786	$1,387,778

The following table presents our revenues disaggregated by timing of revenue recognition:

	Three Months Ended
	2022			2021
(In thousands)	Domestic Segment	International Segment	Total	Domestic Segment	International Segment	Total

Revenue recognized over time	$1,182,210	$160,615	$1,342,825	$1,152,849	$153,868	$1,306,717
Revenue recognized at a point in time	76,246	10,730	86,976	69,143	11,918	81,061

Total revenues	$1,258,456	$171,345	$1,429,801	$1,221,992	$165,786	$1,387,778

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts approximates $13.21 billion of which we expect to recognize approximately 31% of the revenue over the next 12 months and the remainder thereafter.

Contract Liabilities

Customer payments received in advance of satisfaction of the related performance obligations are deferred as contract liabilities. Such amounts are classified in our condensed consolidated balance sheets as "Deferred revenue". During the three months ended March 31, 2022, we recognized $151 million of revenues that were included in our contract liability balance at the beginning of such period.

Significant Customers

Revenues attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies, within our Domestic segment, comprised 20% of our consolidated revenues for the first three months of both 2022 and 2021. Amounts due in connection with these relationships comprised 15% of client receivables as of both March 31, 2022 and December 31, 2021.

(3) Receivables

A summary of net receivables is as follows:

(In thousands)	March 31, 2022	December 31, 2021

Client receivables	$1,291,556	$1,307,167
Less: Provision for expected credit losses	113,519	145,806

Total receivables, net	$1,178,037	$1,161,361

In addition to the client receivables presented above, at March 31, 2022 and December 31, 2021, we had $12 million and $16 million, respectively, of non-current net client receivables, which are presented in "Other assets" in our condensed consolidated balance sheets.

A reconciliation of the beginning and ending amount of our provision for expected credit losses is as follows:

(In thousands)	Current	Non-current	Total

Provision for expected credit losses - balance at December 31, 2021	$145,806	$61,106	$206,912
Additions (reductions) charged to costs and expenses	(7,011)	—	(7,011)
Deductions, foreign currency and other	(25,276)	—	(25,276)

Provision for expected credit losses - balance at March 31, 2022	$113,519	$61,106	$174,625

Our estimates of expected credit losses for client receivables at both March 31, 2022 and December 31, 2021, were primarily based on historical credit loss experience and adjustments for certain asset-specific risk characteristics (i.e. known client financial hardship or bankruptcy). Exposure to credit losses may increase if our clients are adversely affected by changes in healthcare laws; changes in reimbursement or payor models; economic pressures or uncertainty associated with local or global economic recessions; disruption associated with the COVID-19 pandemic; or other client-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be an adverse impact from potential adjustments to the carrying amount of client receivables as clients' cash flows are impacted by the COVID-19 pandemic and related economic uncertainty, which may be material.

During the first three months of 2022 and 2021, we received total client cash collections of $1.40 billion and $1.44 billion, respectively.

(4) Investments

Available-for-sale investments at March 31, 2022 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$63,290	$—	$—	$63,290
Time deposits	45,501	—	—	45,501
Commercial Paper	115,500	—	—	115,500
Total cash equivalents	224,291	—	—	224,291

Short-term investments:
Time deposits	19,994	—	—	19,994
Commercial paper	34,000	—	(10)	33,990
Government and corporate bonds	117,576	3	(383)	117,196
Total short-term investments	171,570	3	(393)	171,180

Long-term investments:
Government and corporate bonds	19,642	—	(361)	19,281

Total available-for-sale investments	$415,503	$3	$(754)	$414,752

Available-for-sale investments at December 31, 2021 were as follows:

(In thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Money market funds	$149,429	$—	$—	$149,429
Time deposits	35,342	—	—	35,342
Commercial Paper	77,850	—	—	77,850
Government and corporate bonds	5,000	—	—	5,000
Total cash equivalents	267,621	—	—	267,621

Short-term investments:
Time deposits	25,598	—	—	25,598
Commercial Paper	57,000	—	(14)	56,986
Government and corporate bonds	170,123	18	(103)	170,038
Total short-term investments	252,721	18	(117)	252,622

Long-term investments:
Government and corporate bonds	31,167	—	(149)	31,018

Total available-for-sale investments	$551,509	$18	$(266)	$551,261

We sold available-for-sale investments for proceeds of $133 million during the three months ended March 31, 2022, resulting in insignificant losses in the period.

Other Investments

At both March 31, 2022 and December 31, 2021, we had investments in equity securities that do not have readily determinable fair values of $406 million, accounted for in accordance with Accounting Standards Codification Topic ("ASC") 321, Investments-Equity Securities. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets. We did not record any changes in the measurement of such investments during the three months ended March 31, 2022 and March 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, we had investments in equity securities reported under the equity method of accounting of $31 million and $25 million, respectively. Such investments are included in "Long-term investments" in our condensed consolidated balance sheets.

(5) Long-term Debt

The following is a summary of indebtedness outstanding:

(In thousands)	March 31, 2022	December 31, 2021

Credit agreement loans due December 30, 2026	$600,000	$600,000
Senior notes:
Series 2021-A due March 24, 2026	100,000	100,000
Series 2021-B due March 24, 2031	400,000	400,000
Series 2020-A due March 11, 2030	300,000	300,000
Series 2015-A due February 15, 2022	—	225,000
Series 2015-B due February 14, 2025	200,000	200,000
Other	11,662	11,662

Total indebtedness	1,611,662	1,836,662
Less: debt issuance costs	(359)	(406)

Indebtedness, net	1,611,303	1,836,256
Less: current installments of long-term debt	—	(225,000)

Long-term debt	$1,611,303	$1,611,256

Credit Agreement

As of March 31, 2022, the interest rate on revolving credit loans outstanding under our Credit Agreement was 1.14% based on LIBOR plus the applicable spread.

We are exposed to market risk from fluctuations in the variable interest rates on outstanding indebtedness under our Credit Agreement. In order to manage this exposure, we have entered into an interest rate swap agreement to hedge the variability of cash flows associated with such interest obligations. The interest rate swap is designated as a cash flow hedge, which effectively fixes the interest rate on the hedged indebtedness under our Credit Agreement at 3.06%. At March 31, 2022 and December 31, 2021, this swap was in a net liability position with an aggregate fair value of $1 million and $17 million, respectively; which is presented in our condensed consolidated balance sheets in "Other current liabilities".

Series 2015-A Senior Notes

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

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at March 31, 2022:

(In thousands)		Fair Value Measurements Using
Description	Balance Sheet Classification	Level 1	Level 2	Level 3

Money market funds	Cash equivalents	$63,290	$—	$—
Time deposits	Cash equivalents	—	45,501	—
Commercial paper	Cash equivalents	—	115,500	—
Time deposits	Short-term investments	—	19,994	—
Commercial paper	Short-term investments	—	33,990	—
Government and corporate bonds	Short-term investments	—	117,196	—
Government and corporate bonds	Long-term investments	—	19,281	—

The following table details our investments in available-for-sale debt securities measured and recorded at fair value on a recurring basis at December 31, 2021:

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

We estimate the fair value of our long-term, fixed rate debt using a Level 3 discounted cash flow analysis based on current borrowing rates for debt with similar maturities. We estimate the fair value of our long-term, variable rate debt using a Level 3 discounted cash flow analysis based on LIBOR rate forward curves. The fair value of our long-term debt at March 31, 2022 and December 31, 2021 was approximately $1.59 billion and $1.87 billion, respectively. The carrying amount of such debt at March 31, 2022 and December 31, 2021 was $1.60 billion and $1.83 billion, respectively.

(7) Income Taxes

We determine the tax provision for interim periods using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Our effective tax rate was 18.2% and 21.4% for the first three months of 2022 and 2021, respectively. The decrease in the effective tax rate in the first quarter of 2022 is primarily due to favorability of permanent book-tax differences for share-based compensation in 2022 compared to 2021.

(8) Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three Months Ended
	2022			2021
	Earnings	Shares	Per-Share	Earnings	Shares	Per-Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common shareholders	$206,129	293,412	$0.70	$172,252	304,731	$0.57
Effect of dilutive securities:
Stock options, non-vested shares and share units	—	2,924		—	3,300
Diluted earnings per share:
Income available to common shareholders including assumed conversions	$206,129	296,336	$0.70	$172,252	308,031	$0.56

For the three months ended March 31, 2021, options to purchase 1.1 million shares of common stock at per share prices ranging from $52.32 to $76.49, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2022, an inconsequential number of outstanding securities were not included in the computation of diluted earnings per share because they were anti-dilutive.

(9) Share-Based Compensation and Equity

Stock Options

Stock option activity for the three months ended March 31, 2022 was as follows:

(In thousands, except per share and term data)	Number of Shares	Weighted- Average Exercise Price (Per Share)	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Yrs)

Outstanding at beginning of year	4,670	$59.61
Exercised	(1,093)	57.27
Forfeited and expired	(74)	62.77
Outstanding as of March 31, 2022	3,503	$60.27	$116,608	4.74

Exercisable as of March 31, 2022	2,322	$59.59	$78,862	4.11

As of March 31, 2022, there was $10 million of total unrecognized compensation cost related to stock options granted under all plans. That cost is expected to be recognized over a weighted-average period of 1.05 years.

Non-vested Shares and Share Units

Non-vested share and share unit activity for the three months ended March 31, 2022 was as follows:

(In thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Outstanding at beginning of year	3,644	$73.35
Granted	2,016	93.39
Vested	(48)	73.50
Forfeited	(186)	74.16

Outstanding as of March 31, 2022	5,426	$80.77

As of March 31, 2022, there was $340 million of total unrecognized compensation cost related to non-vested share and share unit awards granted under all plans. That cost is expected to be recognized over a weighted-average period of 2.40 years.

Share-Based Compensation Cost

The following table presents total compensation expense recognized with respect to stock options, non-vested shares and share units, and our associate stock purchase plan:

	Three Months Ended
(In thousands)	2022	2021

Stock option and non-vested share and share unit compensation expense	$33,332	$47,950
Associate stock purchase plan expense	1,477	1,548
Amounts capitalized in software development costs, net of amortization	(90)	(1,663)

Amounts charged against earnings, before income tax benefit	$34,719	$47,835

Amount of related income tax benefit recognized in earnings	$6,321	$10,256

Dividends

On March 14, 2022, our Board of Directors declared a cash dividend of $0.27 per share on our issued and outstanding common stock, which was paid on April 19, 2022 to shareholders of record as of March 28, 2022. In connection with the declaration of such dividend, our non-vested shares and share units are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Our outstanding stock options are not entitled to dividend or dividend equivalents. At both March 31, 2022 and December 31, 2021, our condensed consolidated balance sheets included liabilities for dividends payable of $81 million, which are included in "Other current liabilities".

Accumulated Other Comprehensive Loss, Net (AOCI)

The components of AOCI, net of tax, were as follows:

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2021	$(114,630)	$(12,961)	$33	$(127,558)
Other comprehensive income (loss) before reclassifications	(3,424)	9,542	(389)	5,729
Amounts reclassified from AOCI	—	2,518	11	2,529

Balance at March 31, 2022	$(118,054)	$(901)	$(345)	$(119,300)

	Foreign currency translation adjustment and other	Unrealized loss on cash flow hedge	Unrealized holding gain (loss) on available-for-sale investments	Total
(In thousands)

Balance at December 31, 2020	$(93,450)	$(27,788)	$434	$(120,804)
Other comprehensive income (loss) before reclassifications	(8,991)	2,061	(217)	(7,147)
Amounts reclassified from AOCI	—	2,527	—	2,527

Balance at March 31, 2021	$(102,441)	$(23,200)	$217	$(125,424)

The effects on net earnings of amounts reclassified from AOCI were as follows:

(In thousands)		Three Months Ended
AOCI Component	Location	2022	2021

Unrealized loss on cash flow hedge	Other income, net	$(3,079)	$(3,217)
	Income taxes	561	690

	Net of tax	(2,518)	(2,527)

Unrealized holding gain (loss) on available-for-sale investments	Other income, net	(13)	—
	Income taxes	2	—

	Net of tax	(11)	—

Total amount reclassified, net of tax		$(2,529)	$(2,527)

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

In addition to commitments and obligations in the ordinary course of business, we are involved in various other legal proceedings and claims that arise in the ordinary course of business, including for example, employment and client disputes and litigation alleging solution and implementation defects, personal injury, intellectual property infringement, violations of law, breaches of contract and warranties, and compliance audits by various government agencies. Many of these proceedings are at preliminary stages and many seek an indeterminate amount of damages. At this time, we do not believe the range of potential losses under any claims to be material to our condensed consolidated financial statements.

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

The following table presents a summary of our operating segments and other expense for the three months ended March 31, 2022 and March 31, 2021:

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2022
Revenues	$1,258,456	$171,345	$—	$1,429,801

Costs of revenue	215,241	28,607	—	243,848
Operating expenses	541,575	71,422	320,972	933,969
Total costs and expenses	756,816	100,029	320,972	1,177,817

Operating earnings (loss)	$501,640	$71,316	$(320,972)	$251,984

(In thousands)	Domestic	International	Other	Total

Three Months Ended 2021
Revenues	$1,221,992	$165,786	$—	$1,387,778

Costs of revenue	205,694	24,962	—	230,656
Operating expenses	560,562	61,614	316,888	939,064
Total costs and expenses	766,256	86,576	316,888	1,169,720

Operating earnings (loss)	$455,736	$79,210	$(316,888)	$218,058

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

All references to quarters or the three month periods ended 2022 and 2021 in this MD&A represent the respective three month periods ended March 31, 2022 and March 31, 2021, unless otherwise noted.

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

We are also focused on delivering strong levels of cash flow, which we expect to accomplish by continuing to grow earnings and prudently managing capital expenditures.

Oracle Merger Agreement

On December 20, 2021, we entered into the Merger Agreement with Oracle and certain of its wholly owned subsidiaries. Pursuant to the Merger Agreement, on January 19, 2022, Oracle commenced a cash tender offer to acquire all of the issued and outstanding shares of our common stock for a purchase price of $95.00 per share, net to the holders thereof in cash, without interest and subject to any required tax withholding. If the Offer is completed, Merger Subsidiary will merge with and into Cerner and we will become a wholly owned indirect subsidiary of Oracle. As a result of the Merger, the shares of our common stock will cease to be publicly held. We have agreed to various customary covenants and agreements in the Merger Agreement, including with respect to the operation of our business prior to the closing of the transaction, such as restrictions on making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and making certain capital expenditures, paying dividends in excess of our regular quarterly dividend, issuing or repurchasing stock and taking other specified actions. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $950 million. The completion of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals and other customary closing conditions. The Merger is expected to close in calendar year 2022.

For additional information related to the proposed transaction, please refer to the Schedule 14D-9, as amended, previously filed with the SEC and other relevant materials related to the transaction that we will file with the SEC.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents a summary of our operating information for the first quarters of 2022 and 2021:

(In thousands)	2022	% of Revenue	2021	% of Revenue	% Change

Revenues	$1,429,801	100%	$1,387,778	100%	3%
Costs of revenue	243,848	17%	230,656	17%	6%

Margin	1,185,953	83%	1,157,122	83%	2%

Operating expenses
Sales and client service	612,997	43%	622,176	45%	(1)%
Software development	195,091	14%	192,327	14%	1%
General and administrative	109,279	8%	112,365	8%	(3)%
Amortization of acquisition-related intangibles	16,602	1%	12,196	1%	36%

Total operating expenses	933,969	65%	939,064	68%	(1)%

Total costs and expenses	1,177,817	82%	1,169,720	84%	1%

Operating earnings	251,984	18%	218,058	16%	16%

Other income, net	26		1,206
Income taxes	(45,881)		(47,012)

Net earnings	$206,129		$172,252		20%

Revenues & Backlog

Revenues increased 3% to $1.43 billion in the first quarter of 2022, as compared to $1.39 billion in the same period of 2021. The first quarter of 2022 includes a $47 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

Backlog, which reflects contracted revenue that has not yet been recognized as revenue, was $13.21 billion at March 31, 2022, compared to $13.26 billion at December 31, 2021. We expect to recognize 31% of our backlog as revenue over the next 12 months.

We believe that backlog may not necessarily be a comprehensive indicator of future revenue as certain of our arrangements may be canceled (or conversely renewed) at our clients' option; thus contract consideration related to such cancellable periods has been excluded from our calculation of backlog. However, historically our experience has been that such cancellation provisions are rarely exercised. We expect to recognize approximately $993 million of revenue over the next 12 months under currently executed contracts related to such cancellable periods, which is not included in our calculation of backlog.

Costs of Revenue

Costs of revenue as a percent of revenues were 17% in the first quarter of both 2022 and 2021.

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

Operating Expenses

Total operating expenses decreased 1% to $934 million in the first quarter of 2022, compared to $939 million in the same period of 2021.

•Sales and client service expenses as a percent of revenues were 43% in the first quarter of 2022, compared to 45% in the same period of 2021. These expenses decreased 1% to $613 million in the first quarter of 2022, from $622 million in the same period of 2021. Sales and client service expenses include salaries and benefits of sales, marketing, support, and services personnel, depreciation and other expenses associated with our managed services business, expenses for expected credit losses on client receivables, communications expenses, unreimbursed travel expenses, expense for share-based payments, and trade show and advertising costs. The decrease in sales and client service expenses was primarily driven by reductions in non-personnel costs.

•Software development expenses as a percent of revenues were 14% in the first quarter of both 2022 and 2021. Expenditures for software development include ongoing development and enhancement of the Cerner Millennium® and HealtheIntent platforms, as well as other key initiatives such as platform modernization, with a focus on development of a software as a service platform. A summary of our total software development expense in the first quarters of 2022 and 2021 is as follows:

	Three Months Ended
(In thousands)	2022	2021

Software development costs	$186,185	$211,027
Capitalized software costs	(55,163)	(81,155)
Capitalized costs related to share-based payments	(1,137)	(2,395)
Amortization of capitalized software costs	65,206	64,850

Total software development expense	$195,091	$192,327

•General and administrative expenses as a percent of revenues were 8% in the first quarter of both 2022 and 2021. These expenses decreased 3% to $109 million in the first quarter of 2022, from $112 million in the same period of 2021. General and administrative expenses include salaries and benefits for corporate, financial and administrative staffs, utilities, communications expenses, professional fees, depreciation and amortization, transaction gains or losses on foreign currency, expense for share-based payments, certain organizational restructuring and other expense. The decrease in general and administrative expenses was primarily driven by a reduction in employee separation costs.

•Amortization of acquisition-related intangibles as a percent of revenues was 1% in the first quarter of both 2022 and 2021. These expenses increased 36% to $17 million in the first quarter of 2022, from $12 million in the same period in 2021. Amortization of acquisition-related intangibles includes the amortization of customer relationships, acquired technology, trade names, and non-compete agreements recorded in connection with our business acquisitions. The increase in amortization of acquisition-related intangibles is primarily due to amortization of intangibles acquired in our April 1, 2021 acquisition of the Kantar Health business.

Non-Operating Items

•Other income, net was less than $1 million in the first quarter of 2022, compared to $1 million in the same period of 2021. Other income, net for the periods presented is primarily comprised of investment earnings, offset by interest expense on our outstanding indebtedness.

•Our effective tax rate was 18.2% for the first quarter of 2022, compared to 21.4% for the same period of 2021. The decrease in the effective tax rate in the first quarter of 2022 is primarily due to favorability of permanent book-tax differences for share-based compensation in 2022 compared to 2021. Refer to Note (7) of the Notes for further discussion regarding our effective tax rate.

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

The following table presents a summary of our operating segment information for the first quarters of 2022 and 2021:

(In thousands)	2022	% of Revenue	2021	% of Revenue	% Change

Domestic Segment
Revenues	$1,258,456	100%	$1,221,992	100%	3%

Costs of revenue	215,241	17%	205,694	17%	5%
Operating expenses	541,575	43%	560,562	46%	(3)%
Total costs and expenses	756,816	60%	766,256	63%	(1)%

Domestic operating earnings	501,640	40%	455,736	37%	10%

International Segment
Revenues	171,345	100%	165,786	100%	3%

Costs of revenue	28,607	17%	24,962	15%	15%
Operating expenses	71,422	42%	61,614	37%	16%
Total costs and expenses	100,029	58%	86,576	52%	16%

International operating earnings	71,316	42%	79,210	48%	(10)%

Other costs and expenses, net	(320,972)		(316,888)		1%

Consolidated operating earnings	$251,984		$218,058		16%

Domestic Segment

•Revenues increased 3% to $1.26 billion in the first quarter of 2022, from $1.22 billion in the same period of 2021. The first quarter of 2022 includes a $23 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. The remaining increase is primarily attributable to increased implementation activity during the first quarter of 2022 within our federal business, inclusive of ongoing projects with the U.S. Department of Defense and the U.S. Department of Veterans Affairs. In the first quarter of both 2022 and 2021, 20% of our consolidated revenues were attributable to our relationships (as the prime contractor or a subcontractor) with U.S. government agencies. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 17% in the first quarter of both 2022 and 2021.

•Operating expenses as a percent of revenues were 43% in the first quarter of 2022, compared to 46% in the same period of 2021. These expenses decreased 3% to $542 million in the first quarter of 2022, from $561 million in the same period of 2021. The decrease in operating expenses was primarily driven by reductions in non-personnel costs.

International Segment

•Revenues increased 3% to $171 million in the first quarter of 2022, from $166 million in the same period of 2021. The first quarter of 2022 includes a $24 million increase in revenues due to contributions from our April 1, 2021 acquisition of the Kantar Health business. This increase was partially offset by a reduction in revenues in the first quarter of 2022 attributable to project delays in certain regions in Europe. Refer to Note (2) of the Notes for further information regarding revenues disaggregated by our business models.

•Costs of revenue as a percent of revenues were 17% in the first quarter of 2022, compared to 15% in the same period of 2021. The higher costs of revenue as a percent of revenues was primarily driven by the impact of the Kantar Health business acquired on April 1, 2021.

•Operating expenses as a percent of revenues were 42% in the first quarter of 2022, compared to 37% in the same period of 2021. These expenses increased 16% to $71 million in the first quarter of 2022, from $62 million in the same period of 2021. The increase in operating expenses is primarily due to the April 1, 2021 acquisition of the Kantar Health business.

Other Costs and Expenses, Net

Operating costs and expenses not attributed to an operating segment include expenses such as software development, general and administrative expenses, share-based compensation expense, certain amortization and depreciation, certain organizational restructuring and other expense. These expenses increased 1% to $321 million in the first quarter of 2022, from $317 million in the same period of 2021. The increase is primarily due to a reduction in capitalized software costs in the first quarter of 2022.

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
Our principal sources of liquidity are our cash, cash equivalents (which primarily consist of money market funds, time deposits and commercial paper with original maturities of less than 90 days), short-term investments, borrowings under our Credit Agreement and other sources of debt financing. At March 31, 2022, we had cash and cash equivalents of $710 million and short-term investments of $171 million, as compared to cash and cash equivalents of $590 million and short-term investments of $253 million at December 31, 2021.

We have entered into a Credit Agreement with a syndicate of lenders that provides for an unsecured $1.225 billion revolving credit loan facility, along with a letter of credit facility up to $200 million (which is a sub-facility of the $1.225 billion revolving credit loan facility). We have the ability to increase the maximum capacity to $1.725 billion at any time during the Credit Agreement's term, subject to lender participation and the satisfaction of specified conditions. The Credit Agreement expires in December 2026, with two one-year extension options that are subject to lender approval. As of March 31, 2022, we had outstanding revolving credit loans and letters of credit of $600 million and $16 million, respectively; which reduced our available borrowing capacity to $609 million under the Credit Agreement.

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
The following table summarizes our cash flows in the first three months of 2022 and 2021:

	Three Months Ended
(In thousands)	2022	2021

Cash flows from operating activities	$375,063	$450,434
Cash flows from investing activities	(12,197)	(182,185)
Cash flows from financing activities	(241,334)	117,115
Effect of exchange rate changes on cash	(1,847)	(3,118)
Total change in cash and cash equivalents	119,685	382,246

Cash and cash equivalents at beginning of period	589,847	615,615

Cash and cash equivalents at end of period	$709,532	$997,861

Free cash flow (non-GAAP)	$276,370	$290,959

Cash from Operating Activities

	Three Months Ended
(In thousands)	2022	2021

Cash collections from clients	$1,399,577	$1,439,319
Cash paid to employees and suppliers and other	(1,004,910)	(954,120)
Cash paid for interest	(21,667)	(15,549)
Cash paid for taxes, net of refunds	2,063	(19,216)

Total cash from operations	$375,063	$450,434

Cash flows from operations decreased $75 million in the first three months of 2022 when compared to the same period of 2021, due primarily to an increase in cash used to fund working capital requirements. Days sales outstanding was 75 days in the first quarter of 2022, compared to 73 days for the fourth quarter of 2021 and 77 days for the first quarter of 2021.

Cash from Investing Activities

	Three Months Ended
(In thousands)	2022	2021

Capital purchases	$(42,393)	$(75,925)
Capitalized software development costs	(56,300)	(83,550)
Sales and maturities of investments, net of purchases	91,199	(14,735)
Purchases of other intangibles	(4,703)	(7,975)

Total cash flows from investing activities	$(12,197)	$(182,185)

Cash flows from investing activities consist primarily of capital spending and investment activities.

Our capital spending in the first three months of 2022 was driven by capitalized equipment purchases primarily to support our managed services business and capitalized spending to support our ongoing software development initiatives. We expect the aggregate of capital purchases and capitalized software development costs to approximate 2021 levels for the remainder of 2022.

Short-term investment activity historically consists of the investment of cash generated by our business in excess of what is necessary to fund operations. 2022 and 2021 activity is impacted by excess cash primarily being used to execute on our capital allocation strategy, including the share repurchases in the 2021 period and cash dividends in both the 2021 and 2022 periods as discussed below.

Cash from Financing Activities

	Three Months Ended
(In thousands)	2022	2021

Long-term debt issuance	$—	$500,000
Repayment of long-term debt	(225,000)	—
Cash from option exercises (net of taxes paid in connection with shares surrendered by associates)	61,811	31,617
Treasury stock purchases	—	(341,715)
Dividends paid	(79,183)	(67,477)
Other	1,038	(5,310)

Total cash flows from financing activities	$(241,334)	$117,115

In March 2021, we issued $100 million aggregate principal amount of Series 2021-A Notes and $400 million aggregate principal amount of Series 2021-B Notes.

On February 15, 2022, we repaid our $225 million of Series 2015-A Notes due February 15, 2022, using cash on hand.

We do not expect to incur additional indebtedness in the near-term.

Cash inflows from stock option exercises are dependent on a number of factors, including the price of our common stock, grant activity under our stock option and equity plans, and overall market volatility. We expect net cash inflows from stock option exercises to continue, based on the number of exercisable options as of March 31, 2022 and our current stock price.

During the first three months of 2021, we repurchased 4.9 million shares of our common stock for total consideration of $350 million. As of March 31, 2022, $3.18 billion remains available for repurchase under our share repurchase program. We do not expect to repurchase additional shares in the near-term as the Merger Agreement prohibits us from repurchasing additional shares without Parent's consent.

During the first three months of both 2022 and 2021, we declared and paid quarterly cash dividends. Subject to declaration by our Board of Directors, we expect to continue paying quarterly cash dividends as a part of our current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of our Board of Directors, including considering the timing of the expected closing of the Oracle transaction, and compliance with covenants under our outstanding debt agreements. The source of funds for such dividends may include cash generated from operations, liquidation of investment holdings and other dispositions of assets.

Free Cash Flow (Non-GAAP)

	Three Months Ended
(In thousands)	2022	2021

Cash flows from operating activities (GAAP)	$375,063	$450,434
Capital purchases	(42,393)	(75,925)
Capitalized software development costs	(56,300)	(83,550)

Free cash flow (non-GAAP)	$276,370	$290,959

Free cash flow decreased $15 million in the first three months of 2022 compared to the same period in 2021, primarily due to a reduction in cash from operations, partially offset by a reduction in capital spending. Free cash flow is a non-GAAP financial measure used by management, along with GAAP results, to analyze our earnings quality and overall cash generation of the business, and for management compensation purposes. We define free cash flow as cash flows from operating activities reduced by capital purchases and capitalized software development costs. The table above sets forth a reconciliation of free cash flow to cash flows from operating activities, which we believe is the GAAP financial measure most directly comparable to free cash flow. The presentation of free cash flow is not meant to be considered in isolation, nor as a substitute for, or superior to, GAAP results, and investors should be aware that non-GAAP measures have inherent limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Free cash flow may also be different from similar non-GAAP financial measures used by other companies and may not be comparable to similarly titled captions of other companies due to potential inconsistencies in the method of calculation. We believe free cash flow is important to enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the review and understanding of our overall financial, operational and economic performance, because free cash flow takes into account certain capital expenditures necessary to operate our business.

Forward Looking Statements

All statements contained in this quarterly report on Form 10-Q that do not directly and exclusively relate to historical facts constitute forward-looking statements. Forward-looking statements are based on the current beliefs, expectations and assumptions of Cerner's management with respect to future events and are subject to a number of significant risks and uncertainties. It is important to note that Cerner's performance, and actual results, financial condition or business could differ materially from those expressed in such forward-looking statements. The words "will," “current,” "believe," "plans," "may," "expect," "expected," "anticipated," "strategy," "opportunities," "future," "estimated," "objectives", or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. For example, our forward-looking statements include statements regarding our expectations, opportunities or plans for growth; the proposed acquisition of us by Oracle and its affiliates; our operational improvement initiatives and the results expected to be realized from those initiatives; our expectations with respect to realizing revenue from backlog; our anticipated expenses, cash requirements and sources of liquidity; the expected revenue contributions of acquired businesses; and our capital allocation strategies and plans. Factors that could cause or contribute to actual results differing materially, include but are not limited to: potential disruptions to our business caused by the proposed acquisition of us by Oracle; the possibility that the proposed acquisition will not close or that the closing may be delayed; stockholder litigation could prevent or delay the closing of the transaction or otherwise impact our business, operating results and financial condition; the impact of the COVID-19 pandemic on how Cerner and its customers are operating their businesses and the duration and extent to which the pandemic will impact Cerner's future results of operations; the possibility of interruption at our data centers or client support facilities, or those of third parties with whom we have contracted (such as public cloud providers), that could expose us to significant costs and reputational harm and interrupt clients' access to their data; the possibility of increased expenses, exposure to legal claims and regulatory actions and reputational harm associated with a security breach; potential claims for system errors and warranties or significant costs and reputational harm related to product and service-related liabilities; our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others, or subject to claims related to open source licenses; material adverse resolution of legal proceedings or other claims or reputational harm stemming from negative publicity related to such claims or legal proceedings; the possibility that Cerner may be adversely affected by other economic, business, and/or competitive factors, including our ability to anticipate or respond quickly to market changes, changing technologies and evolving pricing and deployment methods and to bring competitive new solutions, devices, features and services to market in a timely fashion; risks inherent with business acquisitions, strategic investments, collaborations and the failure to achieve projected synergies, or divestitures; managing growth in the new markets in which we offer solutions, healthcare devices or services; long sales cycles for our solutions and services; risks related to our dependence on strategic relationships and third party suppliers; risks associated with the loss or recruitment and retention of key personnel or the failure to successfully develop and execute succession planning to assure transitions of key associates and their knowledge, relationships and expertise; inability to achieve expected operating efficiencies and sustain or improve operating expense reductions or business disruptions or adverse tax consequences associated with restructuring, realignment and cost reduction activities; changing political, economic and regulatory influences, which could impact the purchasing practices and operations of our clients and increase costs to deliver compliant solutions and services; non-compliance with laws, regulations or certain industry initiatives or failure to deliver solutions or services that enable our clients to comply with laws or regulations applicable to their businesses; risks inherent in contracting with government clients, including without limitation, complying with strict compliance and disclosure obligations, navigating complex procurement rules and processes, and defending against bid protests; volatility and disruption resulting from global economic or market conditions; risks associated with our outstanding and future indebtedness, such as compliance with restrictive covenants, which may limit our flexibility to operate our business; risk that our capital allocation strategy will not be fully implemented or enhance long-term shareholder value; changes in tax laws, regulations or guidance that could adversely affect our tax position and/or challenges to our tax positions in the U.S. and non-U.S. countries; our strategy to transition to a subscription based recurring revenue model and continued modernization of our technology may adversely affect our near-term revenue growth and results of operations; the potential for losses resulting from asset impairment charges; potential variations in our sales forecasts compared to actual sales; risks that our revenue growth may be lower than anticipated and/or that the mix of revenue shifts to low margin revenue; variations in our quarterly operating results; volatility in the trading price of our common stock and the timing and volume of market activity; and risks associated with fluctuations in foreign currency exchange rates. Additional discussion of these and other risks, uncertainties and factors affecting Cerner's business is contained in our filings with the Securities and Exchange Commission, including those under the caption "Risk Factors" in our latest annual report on Form 10-K, or in materials incorporated herein or therein by reference. Forward-looking statements are not guarantees of future performance or results. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. Except as required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in our business, results of operations or financial condition over time.

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

b)Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in litigation which is incidental to our business. There have been no material developments to the legal proceedings previously reported in our 2021 annual report on Form 10-K. In our opinion, no litigation to which we are currently a party is likely to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 6. Exhibits

(a)	Exhibits

10.1*	Amended Employment Agreement between Cerner Corporation and Nasim Afsarmanesh, incorporated by reference to Exhibit (e)(19) of the Schedule 14D-9 filed by the Company on January 19, 2022

10.2*	Cerner Corporation 2011 Omnibus Equity Incentive Plan – Time-Based Restricted Stock Unit Agreement

10.3*	Cerner Corporation 2011 Omnibus Equity Incentive Plan – Performance-Based Restricted Stock Unit Agreement

10.4*	Form 2022 Executive Performance Agreement - Section 16 Officer

10.5*	Form Amendment to Executive Severance/Employment Agreement

31.1	Certification of David T. Feinberg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Mark J. Erceg pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of David T. Feinberg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Mark J. Erceg pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERNER CORPORATION
Registrant

Date: May 3, 2022	By:	/s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President and Chief
Financial Officer (duly authorized
officer and principal financial officer)